Form 10-Q
period 1996-03-31
COMPUTRON SOFTWARE INC
filed 1996-05-16
CIK 947427

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


FOR THE QUARTER ENDED MARCH 31, 1996     COMMISSION FILE NUMBER   0-26368


                            COMPUTRON SOFTWARE, INC.
                            ------------------------
             (Exact name of registrant as specified in its charter)

               DELAWARE                                     13-2966911
    (State or other jurisdiction of         (I.R.S. Employer Identification No.)
    incorporation or organization)


           301 ROUTE 17 NORTH
         RUTHERFORD, NEW JERSEY                                07070
(Address of principal executive offices)                    (Zip Code)

                                 (201) 935-3400
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                        YES         x         NO
                               -----------           -----------



 Number of shares outstanding of the issuer's common stock as of April 30, 1996


                    Class                          Number of Shares Outstanding
  -----------------------------------------        ----------------------------
   Common Stock, par value $0.01 per share                  20,771,939

                            COMPUTRON SOFTWARE, INC.


                                      INDEX


                                                                           Page
                                                                          Number
                                                                          ------
PART I      FINANCIAL INFORMATION

            Item 1.  Financial Statements

                     Consolidated Balance Sheets
                        December 31, 1995 and March 31, 1996 .............  3-4
                     Consolidated Statements of Operations
                        Three months ended March 31, 1995 and 1996 .......    5
                     Consolidated Statements of Cash Flows
                        Three months ended March 31, 1995 and 1996 .......    6
                     Notes to Consolidated Interim Financial Statements ..  7-8

            Item 2.  Management's Discussion and Analysis of Financial
                            Condition and Results of Operations .......... 9-22

PART II     OTHER INFORMATION

            Item 1.  Legal Proceedings ...................................   23

            Item 6.  Exhibits and Reports on Form 8-K ....................   23

SIGNATURES

            Signatures ...................................................   23

EXHIBITS

            Exhibit 11.1 .................................................   25

                            COMPUTRON SOFTWARE, INC.
                           CONSOLIDATED BALANCE SHEETS
                 (In thousands, except share and per share data)
                                   (Unaudited)

                                                         December 31,  March 31,
                                                            1995         1996
                                                         ------------  ---------

ASSETS:
Current Assets:
      Cash and cash equivalents                             $45,870      $32,688
      Short-term investments                                    781        4,265
      Accounts receivables, less reserves of $3,928
           and $3,685 at December 31, 1995 and
           March 31, 1996, respectively                      17,119       16,841
      Income tax receivables                                  1,369        1,369
      Prepaid expenses and other current assets                 691        1,076
                                                            -------      -------
                Total current assets                         65,830       56,239
                                                            -------      -------

Equipment and leasehold improvements, at cost:
      Computer and office equipment                           8,117        8,554
      Furniture and fixtures                                    979        1,073
      Leasehold improvements                                    338          359
                                                            -------      -------
                                                              9,434        9,986
      Less - accumulated depreciation and amortization        5,787        6,164
                                                            -------      -------
                                                              3,647        3,822
                                                            -------      -------


Capitalized software development costs, net of
      accumulated amortization of $2,232 and $2,416
      at December 31, 1995 and March 31, 1996,
      respectively                                            2,440        2,735
Other assets                                                  1,128        3,713
                                                            -------      -------
                                                            $73,045      $66,509
                                                            =======      =======




  The accompanying notes are an integral part of these consolidated financial statements

                            COMPUTRON SOFTWARE, INC.
                           CONSOLIDATED BALANCE SHEETS
                 (In thousands, except share and per share data)
                                   (Unaudited)



                                                              December 31, March 31,
                                                                  1995       1996
                                                              ------------ ---------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Current portion of long-term debt                        $    351    $    272
      Current portion of obligations under capital leases           202         225
      Accounts payable                                            2,184       1,906
      Accrued expenses                                            6,856       7,546
      Deferred revenue                                           10,474      10,300
                                                               --------    --------
           Total current liabilities                             20,067      20,249
                                                               --------    --------

Long-term liabilities:
      Long-term debt, less current portion                           77          44
                                                               --------    --------
      Obligations under capital leases, less current portion        190         123
                                                               --------    --------
      Other liabilities                                           1,000         750
                                                               --------    --------

Commitments and contingencies (Note 2)

Stockholders' equity:
      Common stock,  $.01 par value, authorized 50,000
           shares; 20,744 shares issued and outstanding
           at December 31, 1995, and 20,771 shares
           issued and outstanding at March 31, 1996                 207         208
      Additional paid-in capital                                 63,796      63,833
      Accumulated deficit                                       (12,211)    (18,631)
      Cumulative translation  adjustment                            (81)        (67)
                                                               --------    --------
           Total stockholders' equity                            51,711      45,343
                                                               --------    --------
                                                               $ 73,045    $ 66,509
                                                               ========    ========







  The accompanying notes are an integral part of these consolidated financial statements.

                            COMPUTRON SOFTWARE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands,except per share data)
                                   (Unaudited)



                                                          Three months ended
                                                     ---------------------------
                                                     March 31,         March 31,
                                                       1995              1996
                                                     ---------         ---------

Revenues:
    License fees                                     $  7,028          $  4,205
    Services                                            4,147             5,173
                                                     --------          --------
      Total revenues                                   11,175             9,378
                                                     --------          --------

Operating expenses:
    Cost of license fees                                  311             1,003
    Cost of services                                    2,420             3,903
    Sales and marketing                                 3,637             5,814
    Research and development                            2,089             2,982
    General and administrative                          1,823             2,701
                                                     --------          --------
      Total operating expenses                         10,280            16,403
                                                     --------          --------
Operating income (loss)                                   895            (7,025)
                                                     --------          --------
Other income (expense):
    Other income                                          202               637
    Other expense                                        (158)              (32)
                                                     --------          --------
      Other income (expense), net                          44               605
                                                     --------          --------
Income (loss) before income taxes                         939            (6,420)
Income tax provision                                      263              --
                                                     --------          --------
Net income (loss)                                    $    676          $ (6,420)
                                                     ========          ========

Net income (loss) per common
    and common stock equivalent                      $   0.04          $  (0.31)
                                                     ========          ========

Weighted average number of
      common and common equivalent
      shares                                           18,437            20,767
                                                     ========          ========






  The accompanying notes are an integral part of these consolidated financial statements

                            COMPUTRON SOFTWARE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 (In thousands, except share and per share data)
                                   (Unaudited)


                                                               Three Months Ended  Three Months Ended
                                                                 March 31, 1995      March 31, 1996
                                                               ------------------  ------------------
Cash flows from operating activities:
Net income (loss)                                                  $    676           $ (6,420)
Adjustments to reconcile net income (loss) to net
   cash flows provided by (used in) operating activities
   Depreciation and amortization                                        594                561
   Provision for doubtful accounts                                      125                127
Changes in current assets and liabilities
   Accounts receivables                                              (2,496)               151
   Prepaid expenses and other current assets                              7               (385)
   Accounts payable and accrued liabilities                              28                412
   Deferred revenue                                                    (112)              (174)
                                                                   --------           --------
Net cash flows provided by (used in) operating activities            (1,178)            (5,728)
                                                                   --------           --------

Cash flows from investing activities:
   Other assets                                                         105             (2,677)
   Capitalized software development costs                              (200)              (387)
   Purchase of equipment and leasehold improvements                    (758)              (552)
   Short-term investments                                            (5,761)            (3,484)
                                                                   --------           --------
Net cash flows used in investing activities                          (6,614)            (7,100)
                                                                   --------           --------

Cash flows from financing activities:
   Proceeds from exercise of stock options                             --                   38
   Payments of long term debt                                          (348)              (112)
   Decrease in other long-term liabilities                             --                 (250)
   Principal payments under capital lease obligations                  --                  (44)
                                                                   --------           --------
Net cash flows provided by financing activities                        (348)              (368)
                                                                   --------           --------
Foreign currency exchange rate effects                                  (76)                14
                                                                   --------           --------
Net decrease in cash and cash equivalents                            (8,216)           (13,182)
Cash and cash equivalents, beginning of period                       15,186             45,870
                                                                   --------           --------
Cash and cash equivalents, end of period                           $  6,970           $ 32,688
                                                                   ========           ========

Supplemental disclosures of cash flow information
and noncash financing activities:
   Cash paid during the period for -
      Interest                                                     $    155           $     32
                                                                   ========           ========
      Income taxes                                                 $     49           $     47
                                                                   ========           ========
   Capital lease obligations incurred                              $     89           $   --
                                                                   ========           ========

  The accompanying notes are an integral part of these consolidated financial statements

                            COMPUTRON SOFTWARE, INC.
               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(1)  OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

The Company designs, develops, markets and supports client/server financial, workflow, plant maintenance and archival data management software solutions to manage mission-critical applications in large organizations operating across a broad range of industries worldwide.

Basis of Presentation:

The accompanying unaudited consolidated financial statements include the accounts of Computron Software, Inc. and its wholly owned foreign subsidiaries located in Australia, Canada, Hong Kong, Singapore, and the United Kingdom, as well as, a joint venture in Poland 80 percent owned by Computron (collectively, the "Company"). These financial statements have been prepared by the Company in accordance with generally accepted accounting principles and in the opinion of management, contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair presentation of these financial statements.

These consolidated financial statements should be read in conjunction with the financial statements and related notes included in the Company's 1995 Annual Report on Form 10K filed with the Securities and Exchange Commission.

The results of operations for the three months ended March 31, 1996 are not necessarily indicative of results to be expected for any future periods.

(a)  CONCENTRATION OF CREDIT RISK

SFAS No. 105, Disclosure of Information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentration of Credit Risk, requires disclosure of any significant off-balance sheet and credit risk concentrations. The Company has no significant off-balance sheet concentration of credit risk such as foreign exchange contracts, option contracts or other foreign hedging arrangements. The Company maintains the majority of cash balances with three financial institutions and its accounts receivable credit risk is not concentrated within any geographic area.

(b)  PRO FORMA NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE

For the three months ended March 31, 1995 net income per common and common equivalent share was based on the weighted average number of common and common equivalent shares outstanding during the period computed in accordance with the treasury stock method. The weighted average number of common and common equivalent shares assumes that all series of Redeemable

Convertible Preferred Stock and Class A and Class B Common Stock had been converted to Common Stock as of the original issuance dates and that shares of Common Stock related to options issued during the period from August of 1994 to August of 1995 were outstanding, computed in accordance with the treasury stock method.

                            COMPUTRON SOFTWARE, INC.
               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS


(c)  REVENUE RECOGNITION

The Company recognizes revenue from non-cancelable software licenses upon product shipment, provided collection is probable and no significant vendor and post-contract customer obligations remain at the time of shipment. The Company accounts for insignificant vendor obligations by deferring a portion of the revenue and recognizing it when the related services are performed. Post contract support (maintenance) service fees are typically billed separately and are recognized on a straight line basis over the life of the applicable agreement. The Company recognizes service revenues from consulting and implementation services, including training, provided by both its own personnel and by third parties, upon performance of the services.

(d)  CASH AND CASH EQUIVALENTS

Cash equivalents are stated at cost, which approximates market, and consist of short-term, highly liquid investments with original maturities of less than three months.

(2)  CONTINGENCIES

Certain stockholders have filed four lawsuits against the Company and certain of its officers and directors in the United States District Court for the District of New Jersey. The lawsuits allege violations of the federal securities laws, and purport to seek damages on behalf of a class of stockholders who purchased the Company's common stock during the period from August 24, 1995 through April 1, 1996. The Company intends to defend itself against the suits vigorously. Since the litigation has recently been filed and discovery has not yet commenced, the Company is unable to assess the likelihood of an adverse result. There can be no assurances as to the outcome of such lawsuits. The inability of the Company to resolve the claims that are the basis for the lawsuits or to prevail in any related litigation could result in the Company being required to pay substantial monetary damages for which the Company may not be adequately insured, which would have a material adverse effect on the Company's business, financial condition and results of operations. In any event, the Company's defense of such lawsuits, even if the outcome is favorable to the Company, could result in substantial costs to the Company.

From time to time, the Company is involved in disputes and/or litigation encountered in its normal course of business. The Company believes that the ultimate outcome of these proceedings will not have a material adverse impact on the Company's consolidated financial position, results of operations and cash flows.

(3)  SUBSEQUENT EVENTS

On April 10, 1996, Computron Software, Inc. acquired the Financial Software Service Division of Generale de Service Informatique (GSI) based in Paris, France. GSI was owned by Automatic Data Processing. The acquisition is effective April 1, 1996. The purchase price was 15,463,503 French Francs or approximately $3 million. Approximately $1.5 million was paid upon closing. The remainder of the purchase price is to be paid in nine equal monthly installments, beginning April 30, 1996.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

This Report contains certain statements of a forward-looking nature relating to future events or the future financial performance of the Company. Investors are cautioned that such statements are only predictions and that actual events or results may differ materially. In evaluating such statements, investors should specifically consider the various factors identified in this Report and in the Company's 1995 Annual Report on Form 10-K filed with the Securities and Exchange Commission which could cause actual results to differ materially from those indicated by such forward-looking statements, including the matters set forth below under the caption "Certain Factors That May Affect Future Results and Financial Condition and the Market Price of Securities."

The Company was founded in 1978 as a developer of custom financial software for mission-critical applications in large organizations, primarily financial institutions. In the early 1980's Computron developed financial software for legacy platforms and introduced sophisticated enterprise-wide financial software. Identifying the need for client/server financial software applications in the late 1980's, the Company commenced the re-architecture of its financial software and began the development and deployment of new products, specifically a workflow and document management product. In 1993, the Company introduced Computron Financials and Computron Workflow, the client/server versions of its financial and workflow products. Computron COOL was introduced in the latter half of 1993. Since 1994, the Company has released versions of its products with the capability to interoperate with popular RDBMS software.

The Company has continued to expand its direct sales force and its indirect channels of distribution and in late 1994 began emphasizing indirect channels of distribution for Computron Workflow and Computron COOL. The Company has also expanded its indirect channels of distribution by establishing relationships with systems integrators, distributors and third party service providers. The Company substantially increased its sales and marketing and product development and engineering expenses in 1994 to complete the development, introduction, sale, marketing and support of its new products. Although the Company generated net income in 1994, it reported a net loss of $7.3 million for 1995 and reported a net loss for the first quarter of 1996 of $6.4 million. The Company also incurred a net loss for each of the years ended December 31, 1990, 1991, 1992, and 1993. As of March 31, 1996, the Company had an accumulated deficit of $18.6 million. There can be no assurance that the Company will be profitable in the future. The domestic and international operating result fluctuations during such periods primarily reflect the timing of revenue recognition related to significant license agreements. The Company believes that domestic and international operating results will continue to fluctuate significantly in the future as a result of a variety of factors, including the lengthy sales cycle for the Company's products, the proportion of revenues attributable to license fees versus services, the amount of revenue generated by resales of third party software, changes in product mix, demand for the Company's product, the size and timing of individual license transactions, the introduction of new product enhancements by the Company or its competitors, changes in customers' budgets, competitive conditions in the industry and general economic conditions.

The Company's revenues are derived from license fees and services. Revenues for services and training are recognized upon performance of the service. The Company's license agreements generally do not provide a right of return. Historically, the Company's backlog has been insubstantial, since products are generally shipped as orders are received.

Following the audit of the Company's consolidated financial statements for 1994, the Company received a management letter from its independent public accountants, Arthur Andersen LLP, which enumerated material weaknesses in the Company's financial and accounting processes, controls, reporting systems and procedures. The Company's independent public accountants highlighted the Company's need for additional financial and accounting personnel with software industry experience. In addition, the Company's independent public accountants noted (i) the need for uniformity in the language of its contracts and recommended that the Company standardize the terms of its license agreements and expand its internal contract review and approval procedures, (ii) deficiencies in the organization of customer and contract files and recommended that the Company improve and standardize record keeping, (iii) the need for expanded and formalized accounts receivable collection procedures, (iv) the need for improved documentation and record keeping relating to consulting service projects, and
(v) the need to develop policies and procedures to accurately identify the date when technological feasibility of developed software has been attained and to improve the documentation and record keeping for capitalized software development costs and to do so on a timely basis.

In response to the independent public accountants concerns, the Company has taken a number of actions. It hired David A. Gerth, an executive with substantial software industry experience, as Chief Financial Officer in July 1995. The Company subsequently hired a corporate controller, a services financial analyst/controller and a consolidation accountant. When Mr. Gerth resigned due to family considerations, the Company hired Mr. Richard C. Yonker, an executive with substantial computer/technology industry experience, as Chief Financial Officer in December 1995. In addition, the Company began implementing more extensive financial and accounting processes, controls, reporting systems and procedures which are designed to address those material weaknesses. Specifically, in early 1995, the Company (i) began to develop standard contractual terms for its license agreements and expand its contract review and approval procedures, (ii) reorganized and centralized its customer files and consulting services contracts and standardized its record keeping procedures, and (iii) expanded and began to formalize its accounts receivable collection efforts. During 1995, the Company experienced significant turnover of its senior financial and accounting personnel which management believes delayed the implementation of certain improvements and resulted in material weaknesses in these same areas. The December 31, 1995 audit resulted in material adjustments to the fourth quarter's revenues and expenses.

Arthur Andersen LLP has notified the Company that it intends to issue a material weakness letter in connection with their completion of the audit of the Company's financial statements for 1995. The matters to be discussed in the letter are expected to be substantially the same as those discussed above. In addition, they have recommended that the Company implement improved internal accounting control procedures approved by the audit committee of the Board of Directors and reorganize and upgrade the contracts administration processes, procedures and personnel to ensure proper revenue recognition and financial reporting. The Company believes that further improvements in its financial and accounting controls are needed to correct such material weaknesses and manage future growth, should it occur and concurs in such recommendations. The Company intends to further improve its financial and accounting controls and implement such recommendations during 1996.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain operating data as a percentage of total revenues:

                                                           Three Months Ended
                                                                March 31,
                                                           -------------------
                                                           1995          1996
                                                           -----         -----
Revenues:
  License fees ....................................         62.9%         44.8%
  Services ........................................         37.1          55.2
                                                           -----         -----
     Total revenues ...............................        100.0         100.0

Operating expenses:
  Cost of license fees ............................          2.8          10.7
  Cost of services ................................         21.7          41.6
  Sales and  marketing ............................         32.5          62.0
  Product development and engineering .............         18.7          31.8
  General and administrative ......................         16.3          28.8
                                                           -----         -----
     Total operating expenses .....................         92.0         174.9

Operating income (loss) ...........................          8.0         (74.9)
Other income (expense) ............................          0.4           6.5
                                                           -----         -----
Income (loss) before income taxes .................          8.4         (68.4)
Income taxes (benefit) ............................          2.3          --
                                                           -----         -----
Net income (loss) .................................          6.1%        (68.4)%
                                                           =====         =====


TOTAL REVENUES

Total revenues decreased 16.1% for the three months ended March 31, 1996, compared to the three months ended March 31, 1995, respectively. The decrease was attributable to a decrease in license fees, offset in part by an increase in services revenue. For the three months ended March 31, 1996, a single customer accounted for 13.4% of total revenues. A separate customer accounted for 24.7% of the Company's total revenue for the quarter ended March 31, 1995.

The Company derived approximately $1.0 million and $2.3 million or 8.9% and 24.5% of its total revenues, from customers outside of the United States for the months ended March 31, 1995 and 1996, respectively. The Company expects that such revenues will continue to represent a significant percentage of its total revenues in the future. Most of the Company's international license fees and services revenue are denominated in foreign currencies. Decreases in the value of foreign currencies relative to the US dollar could result in losses from foreign currency translations. The Company does not currently hedge its foreign exchange exposure. With respect to the Company's sales that are US dollar-denominated, decreases in the value of foreign currencies relative to the US dollar could make the Company's products less price competitive.

LICENSE FEES

License fees include revenues from software license agreements entered into between the Company and its customers with respect to both the Company's products and third party products resold by the Company. License fees decreased 40.2% for the three months ended March 31, 1996, as compared to the three months ended March 31, 1995. The decrease was attributable, in part, to uncertainty in the marketplace created by the delayed release of the Company's 1995 results of operations, which resulted in reduced demand for licenses, as well as decreased average dollar amounts per order. For the three months ended March 31, 1995, license fee revenues include a non-refundable source code and license fee of approximately $2.7 million pursuant to the Company's agreement with Wang.

SERVICES REVENUE

Services revenue includes fees from software maintenance agreements, training, installation and consulting services. Maintenance fees, including first year maintenance, are billed separately and are recognized ratably over the period of the maintenance agreement. Training, installation and consulting service revenues are recognized as the services are performed. Services revenue increased 24.7% for the three months ended March 31, 1996, as compared to the three months ended March 31, 1995. The increase in services revenue was attributable primarily to increased training and consulting services which resulted from a larger installed base of the Company's products.

COST OF LICENSE FEES

Cost of license fees consists primarily of amortization of capitalized software development costs, amounts paid to third parties with respect to products resold by the Company in conjunction with licensing of the Company's products and, to a lesser extent, the costs of product media, duplication, manuals and shipping. The following table sets forth, for the periods indicated, the relationship of cost of license fees to license fee revenues:

                                                     Three Months Ended
                                                          March 31,
                                                    --------------------
                                                      1995        1996
                                                    --------    --------
                                          (In thousands, except percentage data)
License fees ....................................    $7,028      $4,205
Cost of license fees ............................       311       1,003
Cost of license fees as a percentage of license
 fees ...........................................       4.4%       23.9%

For the three months ended March 31, 1996, compared to the three months ended March 31, 1995, the dollar cost of license fees increased substantially, primarily as a result of increased costs associated with third party software resold to customers.

COST OF SERVICES

Cost of services consists primarily of personnel costs for training, installation, consulting and customer support. These costs include training third party service and support organizations for the Company's products. The following table sets forth, for the periods indicated, the relationship of cost of services and services revenue:

                                                     Three Months Ended
                                                          March 31,
                                                   ---------------------
                                                     1995         1996
                                                   --------     --------
                                          (In thousands, except percentage data)
Services revenue ..............................     $4,147       $5,173
Cost of services ..............................      2,420        3,903
Cost of services as a percentage of services
 revenue ......................................       58.4%        75.4%


For the three months ended March 31, 1996, cost of services as a percentage of services revenue increased compared to the three months ended March 31, 1995, primarily as a result of expanding the Company's customer service resources, principally its consulting, telephone support, and account management staff, as the demand for services increased.

SALES AND MARKETING

Sales and marketing expenses consist primarily of salaries and commissions paid to sales and marketing personnel and travel and promotional expenses. The following table sets forth, for the periods indicated, sales and marketing expenses, the percentage increases of such expenses compared to the comparable period in the prior year and the relationship of such expenses to total revenues:

                                                                      Three Months Ended
                                                                            March 31,
                                                                     ---------------------
                                                                       1995        1996
                                                                     --------    ---------
                                                              (In thousands, except percentage data)
Sales and marketing expenses ......................................  $  3,637    $  5,814
Percentage increase over the comparable period in the prior year ..      58.1%       59.9%
Sales and marketing expenses as a percentage
 of total revenues ................................................      32.6%       62.0%


Sales and Marketing expenses as a percentage of total revenue increased for the three months ended March 31, 1996, as compared to the three months ended March 31, 1995, primarily due to substantial hiring. The Company anticipates that sales and marketing expenses may increase in the future, as it expands its sales and marketing activities.

PRODUCT DEVELOPMENT AND ENGINEERING

Product development and engineering expenses consist primarily of engineering personnel costs, costs of third party equipment and software for development purposes and costs of outside consultants hired by the Company to assist its product development efforts. Product development and engineering expenses are generally charged to operations as incurred. However, certain software development costs are capitalized in accordance with Statement of Financial Accounting Standards No. 86. Such capitalized software development costs are generally amortized over periods not exceeding three years.

Software product development and engineering expenses (net of capitalized software development costs) increased from $2.1 million in the first quarter of 1995 to $3.0 million in the first quarter of 1996. The Company capitalized software development costs of $0.2 million in the first quarter of 1995 and $0.4 million in the first quarter of 1996. Gross product development and engineering expenses have increased over the periods presented due primarily to the hiring and training of additional software engineers to develop and enhance the Company's existing products and to develop new products as well as an increase in depreciation due to the additional purchases of development equipment required for the additional personnel. The rate of capitalization of software development cost may fluctuate depending on the mix and stage of development of the Company's product development and engineering projects.

GENERAL AND ADMINISTRATIVE

General and administrative expenses consist primarily of salaries of administrative, executive and financial personnel, provision for doubtful accounts and outside professional fees. General and administrative expenses represented 28.8% of total revenues for the three months ended March 31, 1996, compared to 16.3% of total revenues for the three months ended March 31, 1995. General and administrative expenses increased 48.2% for the three months ended March 31, 1996, as compared to the three months ended March 31, 1995, primarily due to increases in payroll and benefits expenses associated with an increase of finance and administrative personnel, increased depreciation expense, and increased insurance. While the Company anticipates continuing dollar increases in general and administrative expenses, it expects such expenses as a percentage of total revenues to decrease over time.

QUARTERLY RESULTS

The Company has experienced, and may in the future continue to experience, significant quarter to quarter fluctuations in results of operations and revenues. Such fluctuations may result in volatility in the price of the Company's Common Stock. Quarterly revenues and results of operations may fluctuate as a result of a variety of factors, including the lengthy sales cycle for the Company's products, the proportion of revenue attributable to license fees versus services, the amount of revenue generated by resales of third party software, changes in product mix, demand for the Company's products, the size and timing of individual license transactions, the introduction of new products and product enhancements by the Company or its competitors, changes in customer budgets, competitive conditions in the industry and general economic conditions. Further, the license of the Company's products generally involves a significant commitment of capital, and may be delayed due to time-consuming authorization procedures within an organization. For these and other reasons, the sales cycles for the Company's products are typically lengthy and subject to a number of significant risks over which the Company has little or no control, including customers' budgetary constraints and internal authorization reviews. The Company has historically operated with relatively little backlog, since its products are generally shipped as orders are received. The Company has historically recognized a substantial portion of its revenues in the last month of a quarter, with these revenues frequently concentrated in the last week of the quarter. License fees in any quarter are substantially dependent on orders booked and shipped in the last month and last week of that quarter. Delays in the timing of recognition of specific revenues may adversely and disproportionately affect the Company's results of operations because a high percentage of the Company's operating expenses are relatively fixed, and planned expenditures, such as continued expansion of the Company's sales force, are based primarily on sales forecasts and only a small percentage of the Company's operating expenses vary with its revenues. Accordingly, the Company believes that period to period comparisons of results of operations are not necessarily meaningful and should not be relied upon as an indication of future results of operations. There can be no assurance that the Company will be profitable in any future quarter.

The Company's business has experienced and is expected to continue to experience significant seasonality, due in part to customer buying patterns. In recent years until 1995, the Company generally has had greater demand for its products in the fourth quarter. These fluctuations are caused primarily by customer budgeting and purchasing pattern, and by the Company's sales commission policies which compensate sale personnel on the basis of quarterly and annual performance quotas. The Company believes this pattern may continue in the future.

Due to the foregoing factors, it is likely that in some future quarter the Company's operating results will be below the expectations of public market analysts and investors. Such an event would have a material adverse effect on the price of the Company's Common Stock.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1996, the Company had cash, cash equivalents and short-term investments $37.0 million and working capital of $36.0 million. As of March 31, 1996, the Company had the following facilities under its bank line of credit:
(i) fully available $4.0 million revolving line of credit which expires on May 31, 1996 collateralized by the Company's accounts receivable, (ii) a fully available $1.0 million secured equipment financing facility expiring on May 31, 1996, (iii) a fully available $2.0 million line of credit for letters of credit which expires on May 31, 1996 and (iv) a $751,000 standby letters of credit collateralized by U.S. Treasury securities and certificates of deposit and maturing on July 31, 1996. In addition, the company has various equipment loans outstanding with an aggregate balance of $.3 million at March 31, 1996 that bear, interest at rates ranging from 7.3% to 9.5% and which matures from time to time.

The Company's operating activities used cash of $1.2 million and $5.7 million for the three months ended March 31, 1995 and 1996, respectively. Net cash used in operating activities for the three months ended March 31, 1995 was primarily composed of an increase in accounts receivable due to increased revenue levels. Net cash used by operations in the three months ended March 31, 1996 was composed primarily of net loss.

The Company's investing activities have used cash of $6.6 million and $7.1 million for the three months ended March 31, 1995 and 1996, respectively. The principal uses have been increases in short-term investments, capitalized software costs and purchases of equipment.

Cash used by financing activities was $.3 million and $.4 million during the three months ended March 31, 1995 and 1996, respectively. During the three months ended March 31, 1995, cash used by financing activities consisted primarily of repayment of debt and capital lease obligations.

The Company has no significant capital commitments. The Company's aggregate minimum operating lease payments for 1996 and 1997 are expected to be approximately $3 million. The Company believes that its available cash and cash equivalents, together with investment income and cash flows from operations, will be sufficient to meet its cash requirements at least through 1996.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS AND FINANCIAL CONDITION AND THE MARKET PRICE OF SECURITIES

The Company's future business, results of operations and financial condition are also dependent on the Company's ability to successfully develop, manufacture, market and support its products in order to meet customer demands. Inherent in this process are a number of factors that the Company must carefully manage in order to be successful. A discussion of certain of these factors is discussed below.

     LIMITED HISTORY OF PROFITABILITY; PRIOR LOSSES

Although the Company generated net income in 1994, it reported a net loss of $7.3 million for 1995 and reported a net loss for the first quarter of 1996 of $6.4 million. The Company also incurred a net loss for each of the years ended December 31, 1990, 1991, 1992, and 1993. As of March 31, 1996, the Company had an accumulated deficit of $18.6 million. There can be no assurance that the Company will be profitable in the future.

     POTENTIAL FOR SIGNIFICANT FLUCTUATIONS IN QUARTERLY OPERATING RESULTS; SEASONALITY

The Company has experienced, and may in the future experience, significant quarter to quarter fluctuations in revenues and results of operations. Such fluctuations may result in volatility in the price of the Company's Common Stock. Quarterly revenues and results of operations may fluctuate as a result of a variety of factors, including the lengthy sales cycle for the Company's products, the proportion of revenues attributable to license fees versus services, the amount of revenue generated by resales of third party software, changes in product mix, demand for the Company's products, the size and timing of individual license transactions, the introduction of new products and product enhancements by the Company or its competitors, changes in customer budgets, competitive conditions in the industry and general economic conditions. Further, the license of the Company's products generally involves a significant commitment of capital and may be delayed due to time-consuming authorization procedures within an organization. For these and other reasons, the sales cycles for the Company's products are typically lengthy and subject to a number of significant risks over which the Company has little or no control, including customers' budgetary constraints and internal authorization reviews. The Company has historically operated with little backlog, since its products are generally shipped as orders are received. The Company has historically recognized a substantial portion of its revenues in the last month of a quarter, with these revenues frequently concentrated in the last week of the quarter. License fees in any quarter are substantially dependent on orders booked and shipped in the last month and last week of that quarter. Delays in the timing of recognition of specific revenues may adversely and disproportionately affect the Company's results of operations because a high percentage of the Company's operating expenses are relatively fixed, and planned expenditure such as continued expansion of the Company's sales force, are based primarily on sales forecasts and only a small percentage of the Company's operating expenses vary with its revenues. Accordingly, the Company believes that period to period comparisons of results of operations are not necessarily meaningful and should not be relied upon as an indication of future results of operations. There can be no assurance that the Company will be profitable in any future quarter.

The Company's business has experienced and is expected to continue to experience significant seasonality, due in part to customer buying patterns. In recent years until 1995, the Company generally has had greater demand for its products in the fourth quarter. These fluctuations are caused primarily by customer budgeting and purchasing patterns and by the Company's sales commission policies which compensate sales personnel on the basis of quarterly and annual performance quotas. The Company believes this pattern may continue in the future.

Due to the foregoing factors, it is likely that in some future quarter the Company's operating results will be below the expectations of public market analysts and investors. Such an event would have a material adverse effect on the price of the Company's Common Stock.

    INTENSE COMPETITION

The financial applications and business software market is intensely competitive and rapidly changing. A number of companies offer products similar to the Company's products and target the same customers as the Company. The Company believes its ability to compete depends upon many factors within and outside its control, including the timing and market acceptance of new products and enhancements developed by the Company and its competitors, product functionality, performance, price, reliability, customer service and support, sales and marketing efforts and product distribution. The primary competition for Computron Financials are the financial applications software offered by Oracle Corporation, PeopleSoft, Inc. and SAP AG. The principal competitors for the Company's Computron Workflow and Computron COOL software are Wang and FileNet Corporation. The Company has entered into an agreement with Wang pursuant to which Wang has the right to license Computron COOL software to third parties under its own private label and modify such software. In exchange, Wang paid a non-refundable source code and fully paid-up license fee to the Company. The Company anticipates that Wang's COOL-based product may become a significant competitor to Computron COOL. Most of the Company's competitors are substantially larger than the Company and have significantly greater financial, technical and marketing resources and established, extensive direct and indirect channels of distribution. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sale of their products than the Company. The Company's products also compete with products offered by other vendors, and with proprietary software developed by third-party professional service organizations and management information systems departments of potential customers. Due to the relatively low barriers to entry in the software market, the Company expects additional competition from other established and emerging companies as the client/server applications software market continues to develop and expand. The Company also expects that competition will increase as a result of software industry consolidations. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address the needs of the Company's prospective customers. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any of which would have a material adverse effect on the Company's business, results of operations and financial condition. There can be no assurance that the Company will be able to compete successfully against current or future competitors or that competitive pressures will not have a material adverse effect on the Company's business, results of operations and financial condition.

    MANAGEMENT OF GROWTH

The Company has recently experienced significant growth. This growth has placed a significant strain on the Company's management, administrative and operational resources and financial control systems. The

Company has recently added a number of key officers, including Joseph Esposito, as President, Worldwide Operations, in October 1994 and Richard C. Yonker, as Chief Financial Officer, in December 1995. The Company's future results of operations will depend on its ability to continue to broaden its senior management group, and on the ability of its officers and key employees to continue to implement and improve its management, administrative and operational systems and to expand, train, manage and motivate its employee base. The Company's inability to manage growth effectively, should it occur, could have a material adverse effect on the quality of the Company's products, the Company's ability to retain key personnel and the Company's results of operations.

Following the audit of the Company's consolidated financial statements for 1994, the Company received a management letter from its independent public accountants, Arthur Andersen LLP, which enumerated material weaknesses in the Company's financial and accounting processes, controls, reporting systems and procedures. The Company's independent public accountants highlighted the Company's need for additional financial and accounting personnel with software industry experience. In addition, the independent public accountants noted (i) the need for uniformity in the language of its contracts and recommended that the Company standardize the terms of its license agreements and expand its internal contract review and approval procedures , (ii) deficiencies in the organization of customer and contract files and recommended that the Company improve and standardize record keeping, (iii) the need for expanded and formalized accounts receivable collection procedures, (iv) the need for improved documentation and record keeping relating to consulting service projects, and
(v) the need to develop policies and procedures to accurately identify the date when technological feasibility of developed software has been attained and to improve the documentation and record keeping for capitalized software development costs and to do so on a timely basis. During 1995, the Company experienced significant turnover of its senior financial and accounting personnel which management believes delayed the implementation of certain improvements and resulted in material weaknesses in these same areas. The December 31, 1995 audit resulted in material adjustments to the fourth quarter's revenues and expenses. Arthur Andersen LLP has notified the Company that it intends to issue a material weakness letter in connection with their completion of the audit of the Company's financial statements for 1995. The matters to be discussed in the letter are expected to be substantially the same as those discussed above. In addition, they have recommended that the Company implement improved internal accounting control procedures approved by the audit committee of the Board of Directors and reorganize and upgrade the contracts administration processes, procedures and personnel to ensure proper revenue recognition and financial reporting. The Company believes that further additions to its financial and accounting staff, and improvements in financial and accounting controls, are needed to correct such material weaknesses and to manage further growth, should it occur. The failure to implement such changes or to hire additional financial and accounting personnel on a timely basis could have a material adverse effect on the Company's business, results of operations and financial condition.

    DEPENDENCE ON PRINCIPAL PRODUCTS

Substantially all of the Company's revenues are derived from the licensing of Computron Financials, Computron Workflow and Computron COOL and fees from related services. These products and services are expected to continue to account for substantially all of the Company's revenues for the foreseeable future. Accordingly, the Company's future results of operations will depend, in part, on achieving broader market acceptance of these products and services, as well as the Company's ability to continue to enhance these products and services to meet the evolving needs of its customers. A reduction in demand or increase in competition in the market for financial applications or business software, or decline in sales of such products and services, could have a material adverse effect on the Company business, results of operations and financial condition.

    NEW PRODUCTS AND RAPID TECHNOLOGICAL CHANGE; RISK OF PRODUCT DEFECTS, DEVELOPMENT DELAYS AND LACK OF MARKET ACCEPTANCE

The financial applications and business software market is characterized by rapid technological change, changes in customer requirements, frequent new product introductions and enhancements, emerging industry standards. The introduction of products embodying new technologies and emergence of new industry standards can render existing products obsolete and unmarketable. Accordingly, the life cycles of the Company's products are difficult to estimate. The Company's future success will depend in part upon its ability to enhance its current products and to develop and introduce new products that respond to evolving customer requirements and keep pace with technological development and emerging industry standards, such as new operating systems, hardware platforms, interfaces and third party applications software. There can be no assurance that the Company will be successful in developing and marketing product enhancements or new products that respond to technological change, changes in customer requirements, or emerging industry standards, that the Company will not experience difficulties that could delay or prevent the successful development, introduction and marketing of such products and enhancements, or that any new products or enhancements that it may introduce will achieve market acceptance. The inability of the Company for technological or other reasons, to develop and introduce new products or enhancements in a timely manner in response to changing customer requirements, technological change or emerging industry standards, would have a material adverse effect on the Company's business, results of operations and financial condition.

Software products as complex as those offered by the Company often encounter development delays and may contain undetected errors or failures when introduced or when new versions are released. The Company has in the past experienced delays in the development of software by third parties which software is being licensed to and implemented by customers who are simultaneously licensing and implementing the Company's products. Those delays have resulted in delays in the development and shipment of the Company's products. There can be no assurance that, despite testing by the Company and by current and potential customers, errors will not be found in new products or enhancements after commencement of commercial shipments, or that the Company will not experience development delays, resulting in loss of or delay in market acceptance of a new product or enhancement, which could have a material adverse effect on the Company's business, results of operations and financial condition.

    DEPENDENCE ON PROPRIETARY RIGHTS; RISKS OF INFRINGEMENT

The Company's success is heavily dependent upon its proprietary technology. The Company regards its software as proprietary, and relies primarily on a combination of contract, copyright and trademark law, trade secrets, confidentiality agreements and contractual provisions to protect its proprietary rights. The Company has no patents or patent applications pending, and existing trade secrets and copyright laws afford only limited protection. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company's products or to obtain and use information that the Company regards as proprietary. Policing unauthorized use of the Company's products is difficult, and while the Company is unable to determine the extent to which piracy of its software products exists, software piracy can be expected to be a persistent problem. The Company makes source code available to certain of its customers which may increase the likelihood of misappropriation or other misuse of the Company's software. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to the same extent as do the laws of the United States. There can be no assurance that the steps taken by the Company to protect its proprietary rights will be adequate or that the Company's competitors will not independently develop technologies that are substantially equivalent or superior to the Company's technologies.

The Company is not aware that any of its products, trademarks or other proprietary rights infringe the proprietary rights of third parties. However, there can be no assurance that third parties will not assert infringement claims against the Company in the future with respect to current or future products. As the number of software products in the industry increases and the functionality of these products further overlap, the Company believes that software developers may become increasingly subject to infringement claims. Any such claims, with or without merit, can be time consuming and expensive to defend, cause product shipment delays or require the Company to enter into royalty or licensing agreements. Such royalty and license agreements, if required, may not be available on terms acceptable to the Company, or at all, which could have a material adverse effect on the Company's business, results of operations and financial condition.

    POTENTIAL ADVERSE EFFECT OF LITIGATION

Certain stockholders have filed four lawsuits against the Company and certain of its officers and directors in the United States District Court for the District of New Jersey. The lawsuits allege violations of the federal securities laws, and purport to seek damages on behalf of a class of stockholders who purchased the Company's common stock during the period from August 24, 1995 through April 1, 1996. The Company intends to defend itself against the suits vigorously. Since the litigation has recently been filed and discovery has not yet commenced, the Company is unable to assess the likelihood of an adverse result. There can be no assurances as to the outcome of such lawsuits. The inability of the Company to resolve the claims that are the basis for the lawsuits or to prevail in any related litigation could result in the Company being required to pay substantial monetary damages for which the Company may not be adequately insured, which would have a material adverse effect on the Company's business, financial condition and results of operations. In any event, the Company's defense of such lawsuits, even if the outcome is favorable to the Company, could result in substantial costs to the Company. See "Legal Proceedings."

    RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS

The Company derived approximately $4.7 million, $10.8 million, and $15.0 million, or 19.4%, 30.8%, and 26.9% of its total revenues, from customers outside of the United States in 1993, 1994 and 1995, respectively. The Company derived approximately $1.0 million and $2.3 million or 8.7% and 24.3% of its total revenues, from customers outside of the United States for the months ended March 31, 1995 and 1996, respectively. The Company expects that such revenues will continue to represent a significant percentage of its total revenues in the future. The Company believes that its continued growth and profitability will require expansion of its sales in international markets. The Company intends to continue to expand its operations outside of the United States and enter additional international markets, which will require significant management attention and financial resources. There can be no assurance, however, that the Company will be able to maintain or increase international market demand for its products and services. Most of the Company's international license fees and services revenue are denominated in foreign currencies. Decreases in the value of foreign currencies relative to the U.S. dollar could result in losses from foreign currency translations. The Company does not currently hedge its foreign exchange exposure. With respect to the Company's sales that are U.S. dollar-denominated, decreases in the value of foreign currencies relative to the U.S. dollar could make the Company's products less price competitive. Additional risks inherent in the Company's international business activities generally include unexpected changes in regulatory requirements, tariffs and other trade barriers, costs of localizing products for foreign countries, lack of acceptance of localized products in foreign markets, longer accounts receivable payment cycles, difficulties in managing international operations, potentially adverse tax consequences, restrictions on repatriation of earnings and the burdens of complying with a wide variety of foreign laws. There can be no assurance that such factors will not have a material adverse effect on the Company's future international revenues and, consequently, on the Company's business, results of operations and financial condition.

    EXPANSION OF INDIRECT CHANNELS

An integral part of the Company's strategy is to expand indirect marketing channels using systems integrators and to increase the proportion of the Company's customers licensed through such indirect channels. The Company is currently investing, and intends to continue to invest, significant resources to develop indirect marketing channels. There can be no assurance that the Company will be able to attract and retain systems integrators that will be able to market the Company's products effectively and will be qualified to provide timely and cost-effective customer support and service. The Company's agreements with such third parties are generally not exclusive and many of those third parties also market competitive products. In many cases, these agreements may be terminated by either party at any time without cause. The inability to attract and retain systems integrators could have a material adverse effect on the Company's business, results of operations and financial condition.

    RELIANCE ON CERTAIN RELATIONSHIPS

The Company relies on relationships with a number of consultants, systems integrators and software and hardware vendors to enhance its product development and marketing and sales efforts, to implement the Company's software products and to support its customers. These relationships, many of which are not the subject of formal written agreements, provide marketing and sales leads to the Company's direct sales force, assistance in the Company's product development process and assistance in the service and implementation of the Company's products. There can be no assurance that these companies, most of which have significantly greater financial and marketing resources than the Company, will not develop or market software products which compete with the Company's products in the future or will not otherwise discontinue their relationships with or support of the Company. The failure by the Company to maintain its existing relationships, or to establish new relationships in the future, because of a divergence of interests, acquisition of one or more of these third parties or other reason, could have a material adverse effect on the Company's business, results of operations and financial condition.

The Company also licenses software from third parties which is incorporated into its products. These licenses expire from time to time. In addition, the Company generally does not have access to source code for the software supplied by these third parties. Certain of these third parties are small companies that do not have extensive financial and technical resources. If any of these relationships were terminated or if any of these third parties were to cease doing business, the Company may be forced to expend significant time and development resources to replace the licensed software. Such an event would have a material adverse effect upon the Company's business, results of operations and financial condition.

    CONTROL BY EXISTING STOCKHOLDERS

The Company's senior management, directors and affiliated entities together beneficially own approximately 67.3% of the outstanding shares of Common Stock. As a result, these stockholders are able to exercise control over matters requiring stockholder approval, including the elect directors, and mergers, consolidations and sales of all or substantially all of the assets of the Company. This may prevent or discourage tender offers for the Company's Common Stock unless the terms are approved by such stockholders.

    RELIANCE ON KEY PERSONNEL

The Company's future success will depend to a significant extent upon a number of key management and technical personnel. The loss of the services of one or more key employees, including Andreas Typaldos, Chief Executive Officer and Chairman of the Board, could have a material adverse effect on the Company's business. The Company is a party to employment agreements with certain key personnel, including Andreas Typaldos. In addition, the Company is the beneficiary of $2.15 million in key-person life insurance on the life of Andreas Typaldos and is the beneficiary of key-person life insurance on the lives of certain other key personnel. The Company believes that its future success will also depend in large part upon its ability to attract and retain highly skilled technical, management, sales and marketing personnel. Competition for such personnel is intense, and the services of qualified personnel are difficult to obtain and replace. There can be no assurance that the Company will be successful in attracting and retaining the personnel necessary to develop, market, service and support its products and conduct its operations successfully. The inability of the Company to attract, hire, assimilate and retain such personnel, or to increase revenues at a rate sufficient to absorb the resulting increased expenses, would have a material adverse effect on the Company's business, results of operations and financial condition.

    POSSIBLE VOLATILITY OF STOCK PRICE

The trading price of the Company's Common Stock has been, and, in the future could be subject to significant fluctuations in response to variations in quarterly operating results, the gain or loss of significant contracts, changes in earning estimates by analysts, announcements of technological innovations or new products by the Company or its competitors, general conditions in the software and computer industries and other events or factors. In addition, the stock market in general has experienced extreme price and volume fluctuations which have affected the market price from many companies in industries similar or related to that of the Company and which have been unrelated to the operating performance of such companies. These market fluctuations may adversely affect the market price of the Company's Common Stock.

    ANTI-TAKEOVER EFFECT OF CERTAIN CHARTER AND BY-LAW PROVISIONS AND DELAWARE
    LAW

The Company's Fourth Amended and Restated Certificate of Incorporation authorizes the Board of Directors to issue, without stockholder approval, 5,000,000 shares of Preferred Stock with voting, conversion and other rights and preferences that could materially and adversely affect the voting power or other rights of the holders of Common Stock. Although the Company has no current plans to issue any shares of Preferred Stock, the issuance of Preferred Stock or of rights to purchase Preferred Stock could be used to discourage an unsolicited acquisition proposal. In addition, the possible issuance of Preferred Stock could discourage a proxy contest, make more difficult the acquisition of a substantial block of the Company's Common Stock or limit the price that investors might be willing to pay in the future for shares of the Company's Common Stock. Certain provisions of the Company's by-laws and of Delaware law applicable to the Company could delay or make more difficult a merger, tender offer or proxy contest involving the Company.

                            COMPUTRON SOFTWARE, INC.

                                     Part II

                                Other Information

Item 1. Legal Proceedings

Certain stockholders have filed four lawsuits against the Company and certain of its officers and directors in the United States District Court for the District of New Jersey. The lawsuits allege violations of the federal securities laws, and purport to seek damages on behalf of a class of stockholders who purchased the Company's common stock during the period from August 24, 1995 through April 1, 1996. The Company intends to defend itself against the suits vigorously. Since the litigation has recently been filed and discovery has not yet commenced, the Company is unable to assess the likelihood of an adverse result. There can be no assurances as to the outcome of such lawsuits. The inability of the Company to resolve the claims that are the basis for the lawsuits or to prevail in any related litigation could result in the Company being required to pay substantial monetary damages for which the Company may not be adequately insured, which would have a material adverse effect on the Company's business, financial condition and results of operations. In any event, the Company's defense of such lawsuits, even if the outcome is favorable to the Company, could result in substantial costs to the Company.


Item 6. Exhibits and Reports on Form 8-K


     a)   Exhibits
          11.1 Computation of Net Income (Loss) Per Share (filed herewith)

     b)   Reports on Form 8-K
          None

                            COMPUTRON SOFTWARE, INC.


                                    SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                              COMPUTRON SOFTWARE, INC.

Date:    May 15, 1996         By: /s/ Richard C. Yonker
                                 --------------------------
                              Richard C. Yonker
                              Chief Financial Officer, Treasurer and Secretary
                              Principal Financial and Accounting Officer