Form 10-Q
period 1996-06-30
COMPUTRON SOFTWARE INC
filed 1996-08-14
CIK 947427

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                  ------------

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED JUNE 30, 1996

                         COMMISSION FILE NUMBER 0-26368


                            COMPUTRON SOFTWARE, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                   DELAWARE                              13-2966911
       -------------------------------               -------------------
       (State or other jurisdiction of                (I.R.S. Employer
        incorporation or organization)               Identification No.)


             301 ROUTE 17 NORTH
           RUTHERFORD, NEW JERSEY                           07070
  ----------------------------------------                ----------
  (Address of principal executive offices)                (Zip Code)


                                 (201) 935-3400
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                           YES   x            NO
                               -----             -----


 Number of shares outstanding of the issuer's common stock as of August 7, 1996


                    Class                        Number of Shares Outstanding
   ---------------------------------------       ----------------------------
   Common Stock, par value $0.01 per share                20,797,965

================================================================================

                            COMPUTRON SOFTWARE, INC.

                                  ------------

                                      INDEX

                                                                           PAGE
                                                                          NUMBER
                                                                          ------
PART I    FINANCIAL INFORMATION

          Item 1. Financial Statements

                  Consolidated Balance Sheets
                    December 31, 1995 and June 30, 1996 ..................   3-4
                  Consolidated Statements of Operations
                    Three and six months ended June 30, 1995 and 1996 ....     5
                  Consolidated Statements of Cash Flows
                    Six months ended June 30, 1995 and 1996 ..............     6
                  Notes to Consolidated Interim Financial Statements .....   7-8

          Item 2. Management's Discussion and Analysis of Financial
                    Condition and Results of Operations ..................  9-22


PART II   OTHER INFORMATION

          Item 1. Legal Proceedings ......................................    23

          Item 6. Exhibits and Reports on Form 8-K .......................    23


SIGNATURES

          Signatures .....................................................    24


EXHIBITS

          Exhibit 11.1 ...................................................    25


                            COMPUTRON SOFTWARE, INC.
                          CONSOLIDATED BALANCE SHEETS
                (In thousands, except share and per share data)
                                  (Unaudited)



                                                           December 31,        June 30,
                                                               1995              1996
                                                           ------------       ----------
ASSETS:
Current Assets:
  Cash and cash equivalents ..............................   $45,119            $22,908
  Restricted cash ........................................       751              2,001
  Short-term investments .................................       781              6,124
  Accounts receivables, less reserves of $3,928
    and $2,636 at December 31, 1995 and
    June 30, 1996, respectively ..........................    17,119             18,836
  Income tax receivables .................................     1,369              1,369
  Prepaid expenses and other current assets ..............       691              1,216
                                                             -------            -------
            Total current assets .........................    65,830             52,454
                                                             -------            -------

Equipment and leasehold improvements, at cost:
  Computer and office equipment ..........................     8,117              9,876
  Furniture and fixtures .................................       979              1,283
  Leasehold improvements .................................       338                361
                                                             -------            -------
                                                               9,434             11,520
  Less--accumulated depreciation and amortization .......      5,787              6,688
                                                             -------            -------
                                                               3,647              4,832
                                                             -------            -------

Capitalized software development costs, net of
  accumulated amortization of $2,232 and $2,618
  at December 31, 1995 and June 30, 1996, respectively ...     2,440              2,902
Goodwill, net of accumulated
  amortization of $113 at June 30, 1996 ..................      --                3,521
Other assets .............................................     1,128              1,409
                                                             -------            -------
                                                             $73,045            $65,118
                                                             =======            =======


              The accompanying notes are an integral part of these
                       consolidated financial statements.



                            COMPUTRON SOFTWARE, INC.
                          CONSOLIDATED BALANCE SHEETS
                     (In thousands, except per share data)
                                  (Unaudited)


                                                                December 31,         June 30,
                                                                   1995                1996
                                                                -----------          --------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable ..............................................   $   --              $  2,466
  Current portion of long-term debt ..........................        351                 665
  Current portion of obligations under capital leases ........        202                 187
  Accounts payable ...........................................      2,184               2,954
  Accrued expenses ...........................................      6,856               9,467
  Deferred revenue ...........................................     10,474              10,292
                                                                 --------            --------
       Total current liabilities .............................     20,067              26,031
                                                                 --------            --------

Long-term liabilities:
  Long-term debt, less current portion .......................         77                  34
                                                                 --------            --------
  Obligations under capital leases, less current portion .....        190                  97
                                                                 --------            --------
  Other liabilities ..........................................      1,000                 500
                                                                 --------            --------
Commitments and contingencies (Note 2)

Stockholders' equity:
  Common stock, $.01 par value, authorized 50,000
    shares; 20,744 shares issued and outstanding
    at December 31, 1995, and 20,798 shares
    issued and outstanding at June 30, 1996 ..................        207                 207
  Additional paid-in capital .................................     63,796              63,868
  Accumulated deficit ........................................    (12,211)            (25,347)
  Cumulative translation adjustment .........................         (81)               (272)
                                                                 --------            --------
       Total stockholders' equity ............................     51,711              38,456
                                                                 --------            --------
                                                                 $ 73,045            $ 65,118
                                                                 ========            ========


           The accompanying notes are an integral part of these
                       consolidated financial statements.

                            COMPUTRON SOFTWARE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)


                                      Three Months Ended     Six Months Ended
                                      ------------------    -------------------
                                      June 30,   June 30,   June 30,   June 30,
                                        1995       1996       1995       1996
                                      -------    -------    -------    --------
Revenues:
  License fees ....................   $12,160    $ 4,960    $19,188    $  9,165
  Services ........................     4,895      8,915      9,042      14,088
                                      -------    -------    -------    --------
    Total revenues ................    17,055     13,875     28,230      23,253
                                      -------    -------    -------    --------
Operating expenses:
  Cost of license fees ............     3,014        214      3,325       1,257
  Cost of services ................     3,481      6,960      5,901      10,863
  Sales and marketing .............     4,919      6,951      8,556      12,765
  Research and development ........     2,322      2,876      4,411       5,818
  General and administrative ......     1,962      4,128      3,785       6,828
                                      -------    -------    -------    --------
    Total operating expenses ......    15,698     21,129     25,978      37,531
                                      -------    -------    -------    --------
Operating income (loss) ...........     1,357     (7,254)     2,252     (14,278)
                                      -------    -------    -------    --------
Other income (expense):
  Other income ....................        79        601        281       1,239
  Other expense ...................      (162)       (33)      (320)        (65)
                                      -------    -------    -------    --------
    Other income (expense), net ...       (83)       568        (39)      1,174
                                      -------    -------    -------    --------
Income (loss) before income taxes..     1,274     (6,686)     2,213     (13,104)
Income tax provision ..............       356         32        619          32
                                      =======    =======    =======    ========
Net income (loss) .................   $   918    $(6,718)   $ 1,594    $(13,136)
                                      =======    =======    =======    ========
Net income (loss) per common
  and common stock equivalent .....   $  0.05    $ (0.32)   $  0.08    $  (0.63)
                                      =======    =======    =======    ========
Weighted average number of
  common and common equivalent
  shares ..........................    18,811     20,774     18,811      20,774
                                      =======    =======    =======    ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            COMPUTRON SOFTWARE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                      (In thousands, except per share data)
                                   (Unaudited)


                                                              Six Months Ended
                                                                  June 30,
                                                            -------------------
                                                              1995       1996
                                                            -------    --------
Cash flows from operating activities:
Net income (loss) .......................................   $ 1,594    $(13,136)
Adjustments to reconcile net income (loss) to net
 cash flows provided by (used in) operating activities
   Depreciation and amortization ........................       868       1,400
   Provision for doubtful accounts ......................       653         477
Changes in current assets and liabilities net
 of effect of acquisitions:
   Restricted cash ......................................        --      (1,250)
   Accounts receivables .................................    (6,417)        179
   Prepaid expenses and other current assets ............        (2)       (110)
   Accounts payable and accrued expenses ................     1,628       1,072
   Deferred revenue .....................................    (1,410)       (451)
                                                            -------    --------
Net cash flows used in operating activities .............    (3,086)    (11,819)
                                                            -------    --------
Cash flows from investing activities:
   Other assets .........................................      (770)         87
   Capitalized software development costs ...............      (609)       (848)
   Purchase of equipment and leasehold improvements .....    (1,387)     (1,361)
   Net cash paid for acquisitions in France and Germany .        --      (1,895)
   Cash paid for acquisition costs ......................        --        (111)
   Short-term investments ...............................    (1,783)     (4,946)
                                                            -------    --------
Net cash flows used in investing activities .............    (4,549)     (9,074)
                                                            -------    --------
Cash flows from financing activities:
   Proceeds from exercise of stock options ..............        --          72
   Repayment of notes payable ...........................        --        (507)
   Payments of long term debt ...........................      (652)        (66)
   Decrease in other long-term liabilities ..............        --        (500)
   Principal payments under capital lease obligations ...      (101)       (108)
                                                            -------    --------
Net cash flows provided by (used in) financing activities      (753)     (1,109)
                                                            -------    --------
Foreign currency exchange rate effects ..................        71        (209)
                                                            -------    --------
Net decrease in cash and cash equivalents ...............    (8,317)    (22,211)
Cash and cash equivalents, beginning of period ..........    15,186      45,119
                                                            -------    --------
Cash and cash equivalents, end of period ................   $ 6,869    $ 22,908
                                                            =======    ========
Supplemental disclosures of cash flow information
 and noncash financing activities:
   Cash paid during the period for --
     Interest ...........................................   $   311    $     78
                                                            =======    ========
     Income taxes .......................................   $    50    $     59
                                                            =======    ========
   Capital lease obligations incurred ...................   $   123    $     --
                                                            =======    ========

   The accompanying notes are an integral part of these financial statements.

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

Basis of Presentation:

The accompanying unaudited consolidated financial statements include the accounts of Computron Software, Inc. and its wholly owned foreign subsidiaries located in Australia, Canada, Hong Kong, Singapore, France, Germany and the United Kingdom, as well as, a joint venture in Poland which is 80 percent owned by Computron (collectively, the "Company"). These financial statements have been prepared by the Company in accordance with generally accepted accounting principles and in the opinion of management, contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair presentation of these financial statements.

These consolidated financial statements should be read in conjunction with the financial statements and related notes included in the Company's 1995 Annual Report on Form 10K filed with the Securities and Exchange Commission.

The results of operations for the six months ended June 30, 1996 are not necessarily indicative of results to be expected for the full year or for any future periods.

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

(b) PRO FORMA NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE

For the three months and six months ended June 30, 1995 net income per common and common equivalent share was based on the proforma weighted average number of common and common equivalent shares outstanding during the period computed in accordance with the treasury stock method. The weighted average number of common and common equivalent shares assumes that all series of Redeemable Convertible Preferred Stock and Class A and Class B Common Stock had been converted to Common Stock as of the original issuance dates and that shares of Common Stock related to options issued during the period from August of 1994 to August of 1995 were outstanding, computed in accordance with the treasury stock method.

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

(2) CONTINGENCIES

During the period from April through June 1996, the Company and certain of its officers and directors were named as defendants in six civil suits filed as class actions on behalf of individuals claiming to have purchased Computron common stock during the time period from August 24, 1995 through April 1, 1996. The suits were filed in the United States District Court for the District of New Jersey and have been consolidated by court order into one suit captioned In re Computron Software, Inc. Securities Litigation, Master File No. 96-1911 (AJL). A second amended complaint was filed on August 9, 1996 and the defendants have until September 9, 1996 to respond to the complaint. The complaint asserts claims under Sections 11, 12(2) and 15 of the Securities Act of 1933, Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, Rule 10b-5 of the Securities and Exchange Commission, and state law, and seeks unspecified compensatory damages, attorneys' fees and costs. On June 26, 1996, the Company was named as a defendant in a civil suit filed by Grey Advertising, Inc. in the United States District Court for the Southern District of New York captioned Grey Advertising, Inc. v. Computron Technologies Corporation, 96 Civ. 4833 (Jones). In general, the complaint alleges false advertising and breach of contract. The plaintiff is seeking monetary damages of $350,000 and punitive damages of $1,000,000, plus fees and disbursements. The Company intends to defend itself against the suits vigorously. Since the litigations have recently been filed and discovery has not yet commenced, the Company is unable to assess the likelihood of an adverse result. There can be no assurances as to the outcome of such lawsuits. The inability of the Company to resolve the claims that are the basis for the lawsuits or to prevail in any related litigation could result in the Company being required to pay substantial monetary damages for which the Company may not be adequately insured, which would have a material adverse effect on the Company's business, financial condition and results of operations. In any event, the Company's defense of such lawsuits, even if the outcome is favorable to the Company, could result in substantial costs to the Company.

From time to time, the Company is involved in disputes and/or litigation encountered in its normal course of business. The Company believes that the ultimate outcome of these proceedings will not have a material adverse impact on the Company's consolidated financial position, results of operations and cash flows.

(3) ACQUISITIONS

On April 10, 1996, Computron Software, Inc. acquired the Financial Software Service Division of Generale de Service Informatique (GSI) based in Paris, France. GSI was owned by Automatic Data Processing. The acquisition was effective April 1, 1996. The purchase price was 15,463,503 French Francs or approximately $3 million. Approximately $1.5 million was paid upon closing. The remainder of the purchase price is to be paid in nine equal monthly installments, beginning April 30, 1996. In addition, the Company capitalized approximately $101,000 of acquisition related costs.

On June 30, 1996, Computron Software, Inc. acquired a division of AT&T ISTEL and Co. GmbH, a company owned by the AT&T Group based in Essen, Germany. The purchase price was approximately $1.8 million of which $400,000 was paid in June with the remaining $1.4 million payable on December 31, 1996. In addition, the Company capitalized approximately $110,000 of acquisition related costs.

The following is additional supplemental cash flow information relating to the aforementioned acquisitions:

       Fair value of assets acquired ...........................    $7,743
       Liabilities assumed .....................................     2,887
                                                                    ------
       Net value of assets acquired ............................     4,856
       Cash paid at closing ....................................     1,895
                                                                    ------
       Notes payable at closing ................................    $2,961
                                                                    ======

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

The Company has continued to expand its direct sales force and its indirect channels of distribution and in late 1994 began emphasizing indirect channels of distribution for Computron Workflow and Computron COOL. The Company has also expanded its indirect channels of distribution by establishing relationships with systems integrators, distributors and third party service providers. The Company substantially increased its sales and marketing and product development and engineering expenses in 1994 to complete the development, introduction, sale, marketing and support of its new products. During 1996, the Company acquired software operations in France and Germany. Included in the acquisitions is an installed base of approximately 180 customers as well as approximately 100 professional staff. Although the Company generated net income in 1994, it reported a net loss of $7.3 million for 1995 and reported a net loss for the first six months of 1996 of $13.1 million. The Company also incurred a net loss for each of the years ended December 31, 1990, 1991, 1992, and 1993. As of June 30, 1996, the Company had an accumulated deficit of $25.3 million. There can be no assurance that the Company will be profitable in the future. The domestic and international operating result fluctuations during such periods primarily reflect the timing of revenue recognition related to significant license agreements. The Company believes that domestic and international operating results will continue to fluctuate significantly in the future as a result of a variety of factors, including the lengthy sales cycle for the Company's products, the proportion of revenues attributable to license fees versus services, the amount of revenue generated by resales of third party software, changes in product mix, demand for the Company's product, the size and timing of individual license transactions, the introduction of new product enhancements by the Company or its competitors, changes in customers' budgets, competitive conditions in the industry and general economic conditions.

The Company's revenues are derived from license fees and services. Revenues for services and training are recognized upon performance of the service. The Company's license agreements generally do not provide a right of return. Historically, the Company's backlog has been insubstantial, since products are generally shipped as orders are received.

Following the audits of the Company's consolidated financial statements for 1994 and 1995, the Company received a management letter from its independent public accountants, Arthur Andersen LLP, which enumerated material weaknesses in the Company's financial and accounting processes, controls, reporting systems and procedures. The Company's independent public accountants highlighted the Company's need for additional financial and accounting personnel with software industry experience. In addition, the Company's independent public accountants noted (i) the need for uniformity in the language of its contracts and recommended that the Company standardize the terms of its license agreements and expand its internal contract review and approval procedures, (ii) the need for written policies and procedures related to cutoff and improve the documentation and audit trail supporting revenue recognition, (iii) deficiencies in the organization of customer and contract files and recommended that the Company improve and standardize record keeping, (iv) the need for expanded and formalized accounts receivable collection procedures, (v) the need for improved documentation and record keeping relating to consulting service projects, and
(vi) the need to develop policies and procedures to accurately identify the date when technological feasibility of developed software has been attained and to improve the documentation and record keeping for capitalized software development costs and to do so on a timely basis.

In response to the independent public accountants concerns, the Company has taken a number of actions during 1996. In June 1996, the Company hired a Revenue Controller who has 14 years of accounting experience at a major national accounting firm with specific experience on revenue recognition issues within the software industry. In addition, in July 1996 the Company hired an outside consultant specializing in accounts receivable credit and collections to strengthen the Company's policies and procedures in this area.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain operating data as a percentage of total revenues:

                                      Three Months Ended    Six Months Ended
                                           June 30,             June 30,
                                        --------------       --------------
                                         1995     1996        1995     1996
                                        -----    -----       -----    -----
Revenues:
  License fees ......................    71.3%    35.7%       68.0%    39.4%
  Services ..........................    28.7     64.3        32.0     60.6
                                        -----    -----       -----    -----
     Total revenues .................   100.0    100.0       100.0    100.0

Operating expenses:
  Cost of license fees ..............    17.7      1.5        11.8      5.4
  Cost of services ..................    20.4     50.2        20.9     46.7
  Sales and marketing ...............    28.8     50.1        30.3     54.9
  Research and development ..........    13.6     20.7        15.6     25.0
  General and administrative ........    11.5     29.8        13.4     29.4
                                        -----    -----       -----    -----
     Total operating expenses .......    92.0    152.3        92.0    161.4

Operating income (loss) .............     8.0    (52.3)        8.0    (61.4)
Other income (expense) ..............    (0.5)     4.1        (0.2)     5.0
                                        -----    -----       -----    -----
Income (loss) before income taxes ...     7.5    (48.2)        7.8    (56.4)
Income taxes (benefit) ..............     2.1     (0.2)        2.2     (0.1)
                                        =====    =====       -----    -----
Net income (loss) ...................     5.4%   (48.4)%       5.6%   (56.5)%
                                        =====    =====       =====    =====


TOTAL REVENUES

Total revenues decreased 18.6% and 17.6% for the three months and six months ended June 30, 1996, respectively compared to the corresponding previous periods. The decrease was attributable to a decrease in license fees, offset in part by an increase in services revenue. Two customers accounted for 38.2% of the Company's total revenue for the three months ended June 30, 1995. For the three months ended June 30, 1996, a single customer accounted for 11.0% of the Company's total revenues. For the six months ended June 30, 1995, two customers accounted for 10.6% and 16.6% of the Company's total revenue. For the six months ended June 30, 1996, no customer accounted for 10% or more of the Company's total revenue.

The Company derived approximately $6.0 million and $8.3 million or 43.4% and 35.6% of its total revenues, from customers outside of the United States for the three months and six months ended June 30, 1996, respectively compared to $6.6 million and $7.6 million or 38.7% and 27.0%, respectively of its total revenues for the corresponding previous periods. The Company expects that such revenues will continue to represent a significant percentage of its total revenues in the future, as the Company has made recent acquisitions in Europe. Most of the Company's international license fees and services revenue are denominated in foreign currencies. Decreases in the value of foreign currencies relative to the US dollar could result in losses from foreign currency translations. The Company does not currently hedge its foreign exchange exposure. With respect to the Company's sales that are US dollar-denominated, decreases in the value of foreign currencies relative to the US dollar could make the Company's products less price competitive.

LICENSE FEES

License fees include revenues from software license agreements entered into between the Company and its customers with respect to both the Company's products and third party products resold by the Company. License fees decreased 59.2% and 52.2% for the three months and six months ended June 30, 1996 respectively, as compared to the corresponding previous periods. The decrease was attributable, in part, to uncertainty in the marketplace created by the delayed release of the Company's 1995 results of operations, which resulted in reduced demand for licenses, as well as decreased average dollar amounts per order. For the six months ended June 30, 1995, license fee revenues include a non-refundable source code and license fee of approximately $2.7 million pursuant to the Company's agreement with Wang.

SERVICES REVENUE

Services revenue includes fees from software maintenance agreements, training, installation and consulting services. Maintenance fees, including first year maintenance, are billed separately and are recognized ratably over the period of the maintenance agreement. Training, installation and consulting service revenues are recognized as the services are performed. Services revenue increased 82.1% and 55.8% for the three months and six months ended June 30, 1996 respectively, as compared to the corresponding previous periods. The increase in services revenue was attributable primarily to increased training and consulting services which resulted from a larger installed base of the Company's products. In addition, approximately $2.1 million of the services revenue for the three months ended June 30, 1996 was generated by the Company's recent acquisition in France.

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

                                       Three Months Ended     Six Months Ended
                                            June 30,              June 30,
                                       ------------------    ------------------
                                         1995       1996      1995        1996
                                       -------     ------    -------     ------
                                        (In thousands, except percentage data)

License fees .......................   $12,160     $4,960    $19,188     $9,165
Cost of license fees ...............     3,014        214      3,325      1,257
Cost of license fees as a
  percentage of license fees .......      24.8%       4.3%      17.3%      13.7%

For the three months and six months ended June 30, 1996, compared to the corresponding previous periods, the dollar cost of license fees and the cost of license fees as a percentage of license fee revenue decreased substantially, primarily as a result of a reduced amount of third party software resold to customers.

COST OF SERVICES

Cost of services consists primarily of personnel costs for training, installation, consulting and customer support. These costs include training third party service and support organizations for the Company's products. The following table sets forth, for the periods indicated, the relationship of cost of services and services revenue:

                                       Three Months Ended      Six Months Ended
                                            June 30,               June 30,
                                        -----------------     ------------------
                                         1995       1996       1995       1996
                                        ------     ------     ------    -------
                                         (In thousands, except percentage data)

Services revenue ...................    $4,895     $8,915     $9,042    $14,088
Cost of services ...................     3,481      6,960      5,901     10,863
Cost of services as a
  percentage of services revenue ...      71.1%      78.1%      65.3%      77.1%


For the three months and six months ended June 30, 1996, cost of services as a percentage of services revenue increased compared to the corresponding previous periods, primarily as a result of expanding the Company's customer service resources, principally its consulting, telephone support, and account management staff, as the demand for services increased. Approximately $1.5 million of the increase of cost of services for the three months ended June 30, 1996 related to the Company's recent acquisition in France.

SALES AND MARKETING

Sales and marketing expenses consist primarily of salaries and commissions paid to sales and marketing personnel and travel and promotional expenses. The following table sets forth, for the periods indicated, sales and marketing expenses, the percentage increases of such expenses compared to the corresponding previous periods and the relationship of such expenses to total revenues:

                                      Three Months Ended       Six Months Ended
                                           June 30,                June 30,
                                       -----------------      ------------------
                                        1995       1996        1995       1996
                                       ------     ------      ------    -------
                                        (In thousands, except percentage data)

Sales and marketing expenses ......    $4,919     $6,951      $8,556    $12,765
Percentage increase over the
  comparable period in the
  prior year ......................        95%        41%       77.4%        49%
Sales and marketing expenses
  as a percentage of
  total revenues ..................      28.8%      50.1%       30.3%      54.9%

Sales and marketing expenses as a percentage of total revenue increased for the three months and six months ended June 30, 1996 respectively, as compared to the corresponding previous periods, primarily due to substantial hiring. The Company anticipates that sales and marketing expenses may increase in the future, as it continues to expand its sales and marketing activities.

RESEARCH AND DEVELOPMENT

Research and development expenses consist primarily of engineering personnel costs, costs of third party equipment and software used for development purposes and costs of outside consultants hired by the Company to assist its product development efforts. Research and development expenses are generally charged to operations as incurred. However, certain software development costs are capitalized in accordance with Statement of Financial Accounting Standards No.
86. Such capitalized software development costs are generally amortized over periods not exceeding three years.

                                       Three Months Ended      Six Months Ended
                                            June 30,               June 30,
                                       -----------------      ------------------
                                        1995       1996        1995       1996
                                       ------     ------      ------     ------
                                        (In thousands, except percentage data)

Gross research and development
  expenses ........................    $2,731     $3,236      $5,020     $6,466
Amounts capitalized for software
  development cost ................      (409)      (360)       (609)      (848)
                                       ------     ------      ------     ------
Research and development
  expenses ........................    $2,322     $2,876      $4,411     $5,818
                                       ======     ======      ======     ======
Research and development
  expenses as a percentage
  of total revenues ...............      13.6%      20.7%       15.6%      25.0%
Amounts capitalized for software
  development cost as a
  percentage of gross research
  and development expenses ........      15.0%      11.1%       12.1%      13.1%

Gross research and development expenses have increased over the periods presented due primarily to the hiring and training of additional software engineers to develop and enhance the Company's existing products and to develop new products as well as an increase in depreciation due to the additional purchases of development equipment required for the additional personnel. The rate of capitalization of software development cost may fluctuate depending on the mix and stage of development of the Company's product development and engineering projects.

GENERAL AND ADMINISTRATIVE

General and administrative expenses consist primarily of salaries of administrative, executive and financial personnel, provision for doubtful accounts and outside professional fees. General and administrative expenses represented 29.8% and 29.4% of total revenues for the three months and six months ended June 30, 1996 respectively, compared to 11.5% and 13.4% of total revenues for the corresponding previous periods. General and administrative expenses increased 110% and 80% for the three months and six months ended June 30, 1996 respectively, as compared to the corresponding previous periods, primarily due to increases in payroll and benefits expenses associated with an increase of finance and administrative personnel, increased professional fees relating to outstanding litigation, hiring of new personnel, including a new Chief Executive Officer, depreciation and amortization expense, and increased insurance. While the Company anticipates continuing dollar increases in general and administrative expenses, it expects such expenses as a percentage of total revenues to decrease over time.

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

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1996, the Company had cash, restricted cash, cash equivalents and short-term investments of $2 million and working capital of $26.4 million. The restricted cash relates to $2 million of standby letters of credit collateralized by U.S. Treasury securities and maturing in June 1997.

The Company's operating activities used cash of $3.1 million and $11.8 million for the six months ended June 30, 1995 and 1996, respectively. Net cash used in operating activities for the six months ended June 30, 1995 was primarily composed of an increase in accounts receivable due to increased revenue levels. Net cash used by operations in the six months ended June 30, 1996 was composed primarily of net loss.

The Company's investing activities have used cash of $4.5 million and $9.0 million for the six months ended June 30, 1995 and 1996, respectively. The principle uses were increases in short-term investments, capitalized software costs, purchases of equipment, and the acquisitions made in France and Germany.

Cash used by financing activities was $0.8 million and $1.1 million during the six months ended June 30, 1995 and 1996, respectively. During the six months ended June 30, 1995 and 1996, cash used by financing activities consisted primarily of repayment of debt and capital lease obligations.

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

LIMITED HISTORY OF PROFITABILITY; PRIOR LOSSES

Although the Company generated net income in 1994, it reported a net loss of $7.3 million for 1995 and reported a net loss for the first six months of 1996 of $13.1 million. The Company also incurred a net loss for each of the years ended December 31, 1990, 1991, 1992, and 1993. As of June 30, 1996, the Company had an accumulated deficit of $25.3 million. There can be no assurance that the Company will be profitable in the future.

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

MANAGEMENT OF GROWTH

The Company has recently experienced significant growth. This growth has placed a significant strain on the Company's management, administrative and operational resources and financial control systems. The Company has recently added a number of key officers, including Joseph Esposito, as President, Worldwide Operations, in October 1994, Richard C. Yonker, as Chief Financial Officer, in December 1995 and Adrian Peters, as Chief Executive Officer in August, 1996. The Company's future results of operations will depend on its ability to continue to broaden its senior management group, and on the ability of its officers and key employees to continue to implement and improve its management, administrative and operational systems and to expand, train, manage and motivate its employee base. The Company's inability to manage growth effectively, should it occur, could have a material adverse effect on the quality of the Company's products, the Company's ability to retain key personnel and the Company's results of operations.

Following the audits of the Company's consolidated financial statements for 1994 and 1995, the Company received a management letter from its independent public accountants, Arthur Andersen LLP, which enumerated material weaknesses in the Company's financial and accounting processes, controls, reporting systems and procedures. The Company's independent public accountants highlighted the Company's need for additional financial and accounting personnel with software industry experience. In addition, the Company's independent public accountants noted (i) the need for uniformity in the language of its contracts and recommended that the Company standardize the terms of its license agreements and expand its internal contract review and approval procedures, (ii) the need for written policies and procedures related to cutoff and improve the documentation and audit trail supporting revenue recognition, (iii) deficiencies in the organization of customer and contract files and recommended that the Company improve and standardize record keeping, (iv) the need for expanded and formalized accounts receivable collection procedures, (v) the need for improved documentation and record keeping relating to consulting service projects, and
(vi) the need to develop policies and procedures to accurately identify the date when technological feasibility of developed software has been attained and to improve the documentation and record keeping for capitalized software development costs and to do so on a timely basis.

In response to the independent public accountants concerns, the Company has taken a number of actions during 1996. In June 1996, the Company hired a Revenue Controller who has 14 years of accounting experience at a major national accounting firm with specific experience on revenue recognition issues within the software industry. In addition, in July 1996 the Company hired an outside consultant specializing in accounts receivable credit and collections to strengthen the Company's policies and procedures in this area.

DEPENDENCE ON PRINCIPAL PRODUCTS

Substantially all of the Company's revenues are derived from the licensing of Computron Financials, Computron Workflow and Computron COOL and fees from consulting and maintenance services. These products and services are expected to continue to account for substantially all of the Company's revenues for the foreseeable future. Accordingly, the Company's future results of operations will depend, in part, on achieving broader market acceptance of these products and services, as well as the Company's ability to continue to enhance these products and services to meet the evolving needs of its customers. A reduction in demand or increase in competition in the market for financial applications or business software, or decline in sales of such products and services, could have a material adverse effect on the Company business, results of operations and financial condition.

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

POTENTIAL ADVERSE EFFECT OF LITIGATION

During the period from April through June 1996, the Company and certain of its officers and directors were named as defendants in six civil suits filed as class actions on behalf of individuals claiming to have purchased Computron common stock during the time period from August 24, 1995 through April 1, 1996. The suits were filed in the United States District Court for the District of New Jersey and have been consolidated by court order into one suit captioned In re Computron Software, Inc. Securities Litigation, Master File No. 96-1911 (AJL). A second amended complaint was filed on August 9, 1996 and the defendants have until September 9, 1996 to respond to the complaint. The complaint asserts claims under Sections 11, 12(2) and 15 of the Securities Act of 1933, Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, Rule 10b-5 of the Securities and Exchange Commission, and state law, and seeks unspecified compensatory damages, attorneys' fees and costs. On June 26, 1996, the Company was named as a defendant in a civil suit filed by Grey Advertising, Inc. in the United States District Court for the Southern District of New York captioned Grey Advertising, Inc. v. Computron Technologies Corporation, 96 Civ. 4833 (Jones). In general, the complaint alleges false advertising and breach of contract. The plaintiff is seeking monetary damages of $350,000 and punitive damages of $1,000,000, plus fees and disbursements. The Company intends to defend itself against the suits vigorously. Since the litigations have recently been filed and discovery has not yet commenced, the Company is unable to assess the likelihood of an adverse result. There can be no assurances as to the outcome of such lawsuits. The inability of the Company to resolve the claims that are the basis for the lawsuits or to prevail in any related litigation could result in the Company being required to pay substantial monetary damages for which the Company may not be adequately insured, which would have a material adverse effect on the Company's business, financial condition and results of operations. In any event, the Company's defense of such lawsuits, even if the outcome is favorable to the Company, could result in substantial costs to the Company. See "Legal Proceedings."

RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS

The Company derived approximately $4.7 million, $10.8 million, and $15.0 million, or 19.4%, 30.8%, and 26.9% of its total revenues, from customers outside of the United States in 1993, 1994 and 1995, respectively. The Company derived approximately $3.7 million and $8.3 million or 27.0% and 35.6% of its total revenues, from customers outside of the United States for the six months ended June 30, 1995 and 1996, respectively. The Company expects that such revenues will continue to represent a significant percentage of its total revenues in the future. The Company believes that its continued growth and profitability will require expansion of its sales in international markets. The Company intends to continue to expand its operations outside of the United States and enter additional international markets, which will require significant management attention and financial resources. There can be no assurance, however, that the Company will be able to maintain or increase international market demand for its products and services. Most of the Company's international license fees and services revenue are denominated in foreign currencies. Decreases in the value of foreign currencies relative to the U.S. dollar could result in losses from foreign currency translations. The Company does not currently hedge its foreign exchange exposure. With respect to the Company's sales that are U.S. dollar-denominated, decreases in the value of foreign currencies relative to the U.S. dollar could make the Company's products less price competitive. Additional risks inherent in the Company's international business activities generally include unexpected changes in regulatory requirements, tariffs and other trade barriers, costs of localizing products for foreign countries, lack of acceptance of localized products in foreign markets, longer accounts receivable payment cycles, difficulties in managing international operations, potentially adverse tax consequences, restrictions on repatriation of earnings and the burdens of complying with a wide variety of foreign laws. There can be no assurance that such factors will not have a material adverse effect on the Company's future international revenues and, consequently, on the Company's business, results of operations and financial condition.

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

RELIANCE ON KEY PERSONNEL

The Company's future success will depend to a significant extent upon a number of key management and technical personnel. The loss of the services of one or more key employees, including Adrian Peters, Chief Executive Officer and Andreas Typaldos, Chairman of the Board, could have a material adverse effect on the Company's business. The Company is a party to employment agreements with certain key personnel, including both Adrian Peters and Andreas Typaldos. In addition, the Company is the beneficiary of $2.15 million in key-person life insurance on the life of Andreas Typaldos and is the beneficiary of key-person life insurance on the lives of certain other key personnel. The Company believes that its future success will also depend in large part upon its ability to attract and retain highly skilled technical, management, sales and marketing personnel. Competition for such personnel is intense, and the services of qualified personnel are difficult to obtain and replace. There can be no assurance that the Company will be successful in attracting and retaining the personnel necessary to develop, market, service and support its products and conduct its operations successfully. The inability of the Company to attract, hire, assimilate and retain such personnel, or to increase revenues at a rate sufficient to absorb the resulting increased expenses, would have a material adverse effect on the Company's business, results of operations and financial condition.

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

                            COMPUTRON SOFTWARE, INC.

                                     Part II

                                Other Information

Item 1.  Legal Proceedings

During the period from April through June 1996, the Company and certain of its officers and directors were named as defendants in six civil suits filed as class actions on behalf of individuals claiming to have purchased Computron common stock during the time period from August 24, 1995 through April 1, 1996. The suits were filed in the United States District Court for the District of New Jersey and have been consolidated by court order into one suit captioned In re Computron Software, Inc. Securities Litigation, Master File No. 96-1911 (AJL). A second amended complaint was filed on August 9, 1996 and the defendants have until September 9, 1996 to respond to the complaint. The complaint asserts claims under Sections 11, 12(2) and 15 of the Securities Act of 1933, Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, Rule 10b-5 of the Securities and Exchange Commission, and state law, and seeks unspecified compensatory damages, attorneys' fees and costs. On June 26, 1996, the Company was named as a defendant in a civil suit filed by Grey Advertising, Inc. in the United States District Court for the Southern District of New York captioned Grey Advertising, Inc. v. Computron Technologies Corporation, 96 Civ. 4833 (Jones). In general, the complaint alleges false advertising and breach of contract. The plaintiff is seeking monetary damages of $350,000 and punitive damages of $1,000,000, plus fees and disbursements. The Company intends to defend itself against the suits vigorously. Since the litigations have recently been filed and discovery has not yet commenced, the Company is unable to assess the likelihood of an adverse result. There can be no assurances as to the outcome of such lawsuits. The inability of the Company to resolve the claims that are the basis for the lawsuits or to prevail in any related litigation could result in the Company being required to pay substantial monetary damages for which the Company may not be adequately insured, which would have a material adverse effect on the Company's business, financial condition and results of operations. In any event, the Company's defense of such lawsuits, even if the outcome is favorable to the Company, could result in substantial costs to the Company.

Item 6.  Exhibits and Reports on Form 8-K

         a)   Exhibits
              11.1 Computation of Net Income (Loss) Per Share (filed herewith)

         b)   Reports on Form 8-K
              A Form 8-K was filed on April 10, 1996 relating to the Company's acquisition of the Financial Software Service Division of Generale de Service Informatique based in Paris, France.

                            COMPUTRON SOFTWARE, INC.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     COMPUTRON SOFTWARE, INC.

Date:  August 14, 1996               By:  /s/  RICHARD C. YONKER
                                          ---------------------------------
                                          Richard C. Yonker
                                          Chief Financial Officer, Treasurer and
                                          Secretary Principal Financial and
                                          Accounting Officer