Form 10-Q
period 1996-09-30
COMPUTRON SOFTWARE INC
filed 1996-11-14
CIK 947427

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED SEPTEMBER 30, 1996     COMMISSION FILE NUMBER      0-26368

                            COMPUTRON SOFTWARE, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             DELAWARE                                   13-2966911
  -------------------------------         -----------------------------------
  (State or other jurisdiction of         (I.R.S. Employer Identification No.)
  incorporation or organization)

            301 ROUTE 17 NORTH
          RUTHERFORD, NEW JERSEY                          07070
 ---------------------------------------                ----------
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

                             YES [x]         NO [ ]


           Number of shares outstanding of the issuer's common stock
                             as of November 1 , 1996

                Class                               Number of Shares Outstanding
---------------------------------------             ----------------------------

Common Stock, par value $0.01 per share                      20,801,192

                            COMPUTRON SOFTWARE, INC.

                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------
PART I      FINANCIAL INFORMATION

            Item 1. Financial Statements

                    Consolidated Balance Sheets
                      December 31, 1995 and September 30, 1996 ............  3-4
                    Consolidated Statements of Operations
                      Three and  nine months ended
                      September 30, 1995 and 1996 .........................    5
                    Consolidated Statements of Cash Flows
                      Nine months ended September 30, 1995 and 1996 .......    6
                    Notes to Consolidated Interim Financial Statements ....  7-9

            Item 2. Management's Discussion and Analysis of Financial
                      Condition and Results of Operations .................10-24

PART II     OTHER INFORMATION

            Item 1. Legal Proceedings .....................................   25

            Item 6. Exhibits and Reports on Form 8-K ......................   25

SIGNATURES
            Signatures ....................................................   26

EXHIBITS
            Exhibit 11.1 ..................................................   27

                            COMPUTRON SOFTWARE, INC.
                           CONSOLIDATED BALANCE SHEETS
                (In thousands, except share and per share data)
                                  (Unaudited)

                                                     December 31,  September 30,
                                                        1995           1996
                                                     ------------  ------------
ASSETS:
Current Assets:
  Cash and cash equivalents                              $45,119      $18,506
  Restricted cash                                            751        3,675
  Short-term investments                                     781        4,522
  Accounts receivables, less reserves of $3,928
    and $3,006 at December 31, 1995 and
    September 30, 1996, respectively                      17,119       18,547
  Income tax receivables                                   1,369        1,369
  Prepaid expenses and other current assets                  691        1,839
                                                         -------      -------
            Total current assets                          65,830       48,458
                                                         -------      -------
Equipment and leasehold improvements, at cost:
  Computer and office equipment                            8,117       10,381
  Furniture and fixtures                                     979        1,413
  Leasehold improvements                                     338          388
                                                         -------      -------
                                                           9,434       12,182
  Less -- accumulated depreciation and amortization        5,787        7,284
                                                         -------      -------
                                                           3,647        4,898
                                                         -------      -------
Capitalized software development costs, net of
  accumulated amortization of $2,232 and $2,810
  at December 31, 1995 and September 30, 1996,
  respectively                                             2,440        2,353
Goodwill, net of accumulated
  amortization of $236 at September 30, 1996                --          3,398
Other assets                                               1,128        1,435
                                                         =======      =======
                                                         $73,045      $60,542
                                                         =======      =======

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            COMPUTRON SOFTWARE, INC.
                           CONSOLIDATED BALANCE SHEETS
                    (In thousands, except and per share data)
                                  (Unaudited)

                                                     December 31,  September 30,
                                                         1995          1996
                                                     ------------  -------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable                                        $   --       $  1,409
  Current portion of long-term debt                         351          284
  Current portion of obligations under
   capital leases                                           202          346
  Accounts payable                                        2,184        4,677
  Accrued expenses                                        6,856       11,506
  Deferred revenue                                       10,474       11,423
                                                       --------     --------
           Total current liabilities                     20,067       29,645
                                                       --------     --------
Long-term liabilities:
  Long-term debt, less current portion                       77           40
                                                       --------     --------
  Obligations under capital leases, less
    current portion                                         190           43
                                                       --------     --------
  Other liabilities                                       1,000          250
                                                       --------     --------
Commitments and contingencies (Note 2)

Stockholders' equity:
  Preferred stock, authorized 5,000
    shares; no shares issued and outstanding               --           --
  Common stock, $.01 par value, authorized 50,000
    shares; 20,744 shares issued and outstanding
    at December 31, 1995, and 20,801 shares
    issued and outstanding at September 30, 1996            207          208
  Additional paid-in capital                             63,796       63,877
  Accumulated deficit                                   (12,211)     (33,544)
  Cumulative translation adjustment                         (81)          23
                                                       --------     --------
       Total stockholders' equity                        51,711       30,564
                                                       --------     --------
                                                       $ 73,045     $ 60,542
                                                       ========     ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.


                            COMPUTRON SOFTWARE, INC.
                     Consolidated Statements of Operations
                    (In thousands, except and per share data)
                                  (Unaudited)


                                                               Three Months Ended                Nine Months Ended
                                                                  September 30                      September 30
                                                           -------------------------         -------------------------
                                                             1995             1996             1995             1996
                                                           --------         --------         --------         --------

Revenues:
    License fees                                           $  9,807         $  3,327         $ 28,996         $ 12,491
    Services                                                  5,154           10,267           14,195           24,355
                                                           --------         --------         --------         --------
      Total revenues                                         14,961           13,594           43,191           36,846
                                                           --------         --------         --------         --------
Operating expenses:
    Cost of license fees                                        572              468            3,896            1,725
    Cost of services                                          3,418            7,900            9,319           18,763
    Sales and marketing                                       4,407            6,366           12,963           19,131
    Research and development                                  2,653            3,078            7,064            8,896
    General and administrative                                2,172            4,408            5,958           11,236
                                                           --------         --------         --------         --------
      Total operating expenses                               13,222           22,220           39,200           59,751
                                                           --------         --------         --------         --------
Operating income (loss)                                       1,739           (8,626)           3,991          (22,905)
                                                           --------         --------         --------         --------
Other income (expense):
    Other income                                                315              490              597            1,730
    Other expense                                              (146)             (19)            (467)             (84)
                                                           --------         --------         --------         --------
      Other income (expense), net                               169              471              130            1,646
                                                           --------         --------         --------         --------
Income (loss) before income taxes                             1,908           (8,155)           4,121          (21,259)
Income tax provision                                            572               41            1,191               74
                                                           --------         --------         --------         --------
Net income (loss)                                          $  1,336         $ (8,196)        $  2,930         $(21,333)
                                                           ========         ========         ========         ========
Net income (loss) per common
    and common stock equivalent                            $   0.07         $  (0.39)        $   0.15         $  (1.03)
                                                           ========         ========         ========         ========
Weighted average number of
      common and common equivalent
      shares                                                 19,685           20,801           18,958           20,801
                                                           ========         ========         ========         ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            COMPUTRON SOFTWARE, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)
                                                                                 Nine Months Ended       Nine Months Ended
                                                                                 September 30, 1995      September 30, 1996
                                                                                 ------------------     ------------------
Cash flows from operating activities:
Net income (loss)                                                                     $  2,930                 $(21,333)
Adjustments to reconcile net income (loss) to net cash flows provided by
   (used in) operating activities Depreciation and amortization                          1,424                    2,908
   Provision for doubtful accounts                                                       1,111                    1,105
Changes in current assets and liabilities net of effect of acquisitions:
   Restricted cash                                                                        --                     (2,924)
   Accounts receivables                                                                 (4,296)                    (160)
   Prepaid expenses and other current assets                                              (212)                    (733)
   Accounts payable and accrued expenses                                                 2,373                    5,441
   Deferred revenue                                                                     (1,744)                     173
                                                                                      --------                 --------
Net cash flows provided by (used in) operating activities                                1,586                  (15,523)
                                                                                      --------                 --------
Cash flows from investing activities:
   Other assets                                                                            356                       61
   Capitalized software development costs                                               (1,128)                  (1,088)
   Purchase of equipment and leasehold improvements                                     (2,155)                  (1,864)
   Net cash paid for acquisitions in France and Germany                                   --                     (1,895)
   Cash paid for acquisition costs                                                        --                       (211)
   Short-term investments                                                                  191                   (3,344)
                                                                                      --------                 --------
Net cash flows used in investing activities                                             (2,736)                  (8,341)
                                                                                      --------                 --------
Cash flows from financing activities:
   Net proceeds from the sale of common stock                                           43,346                     --
   Proceeds from exercise of stock options                                                  87                       82
   Repayment of notes payable                                                             --                     (1,564)
   Payments of long term debt                                                           (4,958)                    (401)
   Decrease in other long-term liabilities                                                --                       (750)
   Principal payments under capital lease obligations                                      (48)                    (162)
                                                                                      --------                 --------
Net cash flows provided by (used in) financing activities                               38,427                   (2,795)
                                                                                      --------                 --------
Foreign currency exchange rate effects                                                      87                       46
                                                                                      --------                 --------
Net increase (decrease) in cash and cash equivalents                                    37,364                  (26,613)
Cash and cash equivalents, beginning of period                                          15,186                   45,119
                                                                                      ========                 ========
Cash and cash equivalents, end of period                                              $ 52,550                   18,506
                                                                                      ========                 ========
Supplemental disclosures of cash flow information and noncash financing activities:
   Cash paid during the period for --
      Interest                                                                        $    418                 $     84
                                                                                      ========                 ========
      Income taxes                                                                    $     64                 $     87
                                                                                      ========                 ========
   Capital lease obligations incurred                                                 $     33                 $    159
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

Basis of Presentation:

The accompanying unaudited consolidated financial statements include the accounts of Computron Software, Inc. and its wholly owned foreign subsidiaries located in Australia, Canada, France, Germany, Hong Kong, Singapore and the United Kingdom, as well as a joint venture in Poland which is 80 percent owned by Computron Software, Inc. (collectively, the "Company"). These financial statements have been prepared by the Company in accordance with generally accepted accounting principles and in the opinion of management, contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair presentation of these financial statements.

These consolidated financial statements should be read in conjunction with the financial statements and related notes included in the Company's 1995 Annual Report on Form 10K filed with the Securities and Exchange Commission.

The results of operations for the nine months ended September 30, 1996 are not necessarily indicative of results to be expected for the full year or for any future periods.

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

(b) PRO FORMA NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE

For the three months and nine months ended September 30, 1995 net income per common and common equivalent share was based on the proforma weighted average number of common and common equivalent shares outstanding during the period computed in accordance with the treasury stock method. The weighted average number of common and common equivalent shares assumes that all series of Redeemable Convertible Preferred Stock and Class A and Class B Common Stock had been converted to Common Stock as of the original issuance dates and that shares of Common Stock related to options issued during the period from August of 1994 to August of 1995 were outstanding, computed in accordance with the treasury stock method.

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

(2) CONTINGENCIES

During the period from April through September 1996, the Company and certain of its officers and directors were named as defendants in six civil suits filed as class actions on behalf of individuals claiming to have purchased Computron common stock during the time period from August 24, 1995 through April 1, 1996. The suits were filed in the United States District Court for the district of New Jersey and have been consolidated by court order into one suit captioned In re Computron Software, Inc. Securities Litigation, Master File No- 96-1911 (AJL) . A Second Amended Consolidated Complaint was filed on August 9, 1996. The complaint asserts claims under Sections 11, and 15 of the Securities Act of 1933, Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, Rule 10b-5 of the Securities and Exchange Commission promulgated thereunder, and state law, and seeks unspecified compensatory damages, attorneys' fees and costs. By a Notice of Motion, dated September 9, 1996, defendants moved to dismiss the Second Amended Consolidated Complaint for failure to state a claim upon which relief can be granted, pursuant to Rule 12(b)(6) of the Federal Rules of Civil Procedure and for failure to plead their claims with particularity, as required by Rule 9(b) of the Federal Rules of Civil Procedure and the Private Securities Litigation Reform Act of 1995 ( the "Reform Act"). The motion has been fully briefed by the parties and is currently scheduled to be argued before the Court on Monday, December 23, 1996. As a consequence of filing a motion to dismiss, all discovery and other proceedings in the action are stayed pursuant to the Reform Act. The Company intends to vigorously defend itself against the suits.

Since the litigation's have recently been filed and discovery has not yet commenced, the Company is unable to assess the likelihood of an adverse result. There can be no assurances as to the outcome of such lawsuits. The inability of the Company to resolve the claims that are the basis for the lawsuits or to prevail in any related litigation could result in the Company being required to pay substantial monetary damages for which the Company may not be adequately insured. Such an event would have a material adverse effect on the Company's business, consolidated financial condition and results of operations. In any event, the Company's defense of such lawsuits, even if the outcome is favorable to the Company, could result in substantial costs to the Company.

From time to time, the Company is involved in disputes and/or litigation encountered in its normal course of business. The Company believes that the ultimate outcome of these proceedings will not have a material adverse impact on the Company's consolidated financial position, results of operations and cash flows.

(3) ACQUISITIONS

On April 10, 1996, Computron Software, Inc. acquired the Financial Software Service Division of Generale de Service Informatique (GSI) based in Paris, France. GSI was owned by Automatic Data Processing. The acquisition was effective April 1, 1996. The purchase price was 15,463,503 French Francs or approximately $3.0 million. Approximately $1.5 million was paid upon closing. The remainder of the purchase price is to be paid in nine equal monthly installments, beginning April 30, 1996. In addition, the Company capitalized approximately $101,000 of acquisition related costs.

On June 30, 1996, Computron Software, Inc. acquired AT&T ISTEL and Co., GMBH a company owned by the AT&T Group based in Essen, Germany. The purchase price was approximately $1.8 million of which $400,000 was paid in June with the remaining $1.4 million payable on December 31, 1996. In addition, the Company capitalized approximately $110,000 of acquisition related costs.

The following is additional supplemental cash flow information relating to the aforementioned acquisitions:

       Fair value of assets acquired ................    $7,743
       Liabilities assumed ..........................     2,887
                                                         ------
       Net value of assets acquired .................     4,856
       Cash paid at closing .........................     1,895
                                                         ------
       Notes payable at closing .....................    $2,961
                                                         ======

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

This Report contains certain statements of a forward-looking nature relating to future events or the future financial performance of the Company. Investors are cautioned that such statements are only predictions and that actual events or results may differ materially. In evaluating such statements, investors should specifically consider the various factors identified in this Report and in the Company's 1995 Annual Report on Form 10-K and the other reports and documents filed by the Company with the Securities and Exchange Commission from time to time, which could cause actual results to differ materially from those indicated by such forward-looking statements, including the matters set forth below under the caption "Certain Factors That May Affect Future Results and Financial Condition and the Market Price of Securities."

The Company was founded in 1978 as a developer of custom financial software for mission-critical applications in large organizations, primarily financial institutions. In the early 1980's, the Company developed financial software for legacy platforms and introduced sophisticated enterprise-wide financial software. Identifying the need for client/server financial software applications in the late 1980's, the Company commenced the re-architecture of its financial software and began the development and deployment of new products, specifically a workflow and document management product. In 1993, the Company introduced Computron Financials and Computron Workflow, the client/server versions of its financial and workflow products. Computron COOL was introduced in the latter half of 1993. Since 1994, the Company has released additional versions of its products with the capability to interoperate with popular RDBMS software.

The Company has continued to expand its direct sales force and its indirect channels of distribution and in late 1994 began emphasizing indirect channels of distribution for Computron Workflow and Computron COOL. The Company has also expanded its indirect channels of distribution by establishing relationships with systems integrators, distributors and third party service providers. The Company substantially increased its sales and marketing and research and development expenses in 1994 to complete the development, introduction, sale, marketing and support of its new products. During 1996, the Company acquired software operations in France and Germany. Included in the acquisitions is an installed base of approximately 180 customers as well as 100 professional staff. Although the Company generated net income in 1994, it reported a net loss of $7.3 million for 1995 and reported a net loss for the first nine months of 1996 of $21.3 million. The Company also incurred a net loss for each of the years ended December 31, 1990, 1991, 1992, and 1993. As of September 30, 1996, the Company had an accumulated deficit of $33.5 million. There can be no assurance that the Company will be profitable in the future. The Company believes that domestic and international operating results will continue to fluctuate significantly in the future as a result of a variety of factors, including the lengthy sales cycle for the Company's products; the proportion of revenues attributable to license fees versus services; the amount of revenue generated by resales of third party software; changes in product mix; demand for the Company's product; the size and timing of individual license transactions; the introduction of new product enhancements by the Company or its competitors; changes in customers' budgets; competitive conditions in the industry and general economic conditions.

The Company's revenues are derived from license fees and services. Revenues for services and training are recognized upon performance of the service. The Company's license agreements generally do not provide a right of return. Historically, the Company has operated with very little backlog, since its products are generally shipped as orders are received.

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

In response to the independent public accountants concerns, the Company has taken a number of actions during 1996. In June 1996, the Company employed an experienced financial manager, with 14 years accounting experience at a major national accounting firm with specific experience on revenue recognition issues within the software industry. In addition, in July 1996, the Company employed outside consultants specializing in accounts receivable credit and collections to strengthen the Company's policies and procedures in this area. The Company also hired Alan J. Kirschbaum as Vice President of Finance and Corporate Controller in September 1996 and Alex W. Comandini as Chief Financial Officer in October 1996. Mr. Comandini replaced Rich Yonker who resigned in October 1996 for personal reasons. No assurance can be given that the actions taken by the Company will be sufficient to eliminate the Company's material weaknesses in its financial and accounting processes, controls, reporting systems and procedures during 1996.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain operating data as a percentage of total revenues:

                                      Three Months Ended    Nine Months Ended
                                         September 30,        September 30,
                                      ------------------    -----------------
                                        1995      1996       1995      1996
                                       -----     -----      -----     -----
Revenues:
  License fees                          65.6%     24.5%      67.1%     33.9%
  Services                              34.4      75.5       32.9      66.1
                                       -----     -----      -----     -----
     Total revenues                    100.0     100.0      100.0     100.0

Operating expenses:
  Cost of license fees                   3.8       3.5        9.0       4.7
  Cost of services                      22.8      58.1       21.6      51.0
  Sales and marketing                   29.5      46.8       30.0      51.9
  Research and development              17.8      22.7       16.4      24.1
  General and administrative            14.5      32.4       13.8      30.5
                                       -----     -----      -----     -----
     Total operating expenses           88.4     163.5       90.8     162.2

Operating income (loss)                 11.6     (63.5)       9.2     (62.2)
Other income (expense)                   1.1       3.5        0.3       4.5
                                       -----     -----      -----     -----
Income (loss) before income taxes       12.7     (60.0)       9.5     (57.7)
Income taxes (benefit)                   3.8       0.3        2.7       0.2
                                       -----     -----      -----     -----
Net income (loss)                        8.9%    (60.3)%      6.8%    (57.9)%
                                       =====     =====      =====     =====

TOTAL REVENUES

Total revenues decreased 9.1% and 14.7% for the three months and nine months ended September 30, 1996, respectively, compared to the corresponding previous periods. The decrease was attributable to a decline in license fees, offset in part by an increase in services revenue. For the nine months ended September 30, 1995, one customer accounted for 12.0% of the Company's total revenue. For the nine months ended September 30, 1996, no customer accounted for 10% or more of the Company's total revenues.

The Company derived approximately $5.8 million and $14.1 million or 42.7% and 38.3% of its total revenues, from customers outside of the United States for the three months and nine months ended September 30, 1996, respectively compared to $4.1 million and $13.0 million or 27.4% and 30.1%, respectively of its total revenues for the corresponding previous periods. The Company expects that such revenues will continue to represent a significant percentage of its total revenues in the future. Most of the Company's international license fees and services revenue are denominated in foreign currencies. Decreases in the value of foreign currencies relative to the US dollar could result in losses from foreign currency transactions. The Company does not currently hedge its foreign exchange exposure. With respect to the Company's sales that are US dollar-denominated, decreases in the value of foreign currencies relative to the US dollar could make the Company's products less price competitive.

LICENSE FEES

License fees include revenues from software license agreements entered into between the Company and its customers with respect to both the Company's products as well as third party products resold by the Company. License fees decreased 66.1% and 56.9% for the three months and nine months ended September 30, 1996, respectively, as compared to the corresponding previous periods. The decrease was attributable, in part, to reduced demand for licenses, resulting from the uncertainty caused by the Company's results of operations in recent quarters and the Company's pending litigation. For the nine months ended September 30, 1995, license fee revenues include a non-refundable source code and license fee of approximately $2.7 million pursuant to the Company's agreement with Wang.

SERVICES REVENUE

Services revenue includes fees from software maintenance agreements, training, installation and consulting services. Maintenance fees, including first year maintenance, are billed separately and are recognized ratably over the period of the maintenance agreement. Training, installation and consulting service revenues are recognized as the services are performed. Services revenue increased 99.2% and 71.6% for the three months and nine months ended September 30, 1996 respectively, as compared to the corresponding previous periods. The increase was attributable primarily to increased training and consulting services resulting from a larger installed base of the Company's products. In addition, approximately $2.9 million and $5.0 million of the services revenue for the three and nine months ended September 30, 1996, respectively was generated by the Company's recent acquisitions in France and Germany.

COST OF LICENSE FEES

Cost of license fees consists primarily of amortization of capitalized software development costs; amounts paid to third parties with respect to products resold by the Company in conjunction with licensing of the Company's products and, to a lesser extent, to expenditures for product media, duplication, manuals and shipping. The following table sets forth, for the periods indicated, the relationship of cost of license fees to license fee revenues:

                               Three Months Ended          Nine months Ended
                                  September 30,               September 30,
                               ------------------          -----------------
                                1995        1996            1995       1996
                               ------      ------          ------     ------
                                   (In thousands, except percentage data)

License fees ................  $9,807      $3,327         $28,996     $12,491
Cost of license fees ........     572         468           3,896       1,725
Cost of license fees as a
 percentage of license fes ..    5.8%        14.1%           13.4%       13.8%

For the three months and nine months ended September 30, 1996, compared to the corresponding previous periods, the cost of license fees as a percentage of license fee revenue remained stable due primarily to relatively constant sales of third party software resold to customers.

COST OF SERVICES

Cost of services consists primarily of personnel costs for training, installation, consulting and customer support. These costs include training third party service and support organizations in the Company's products. The following table sets forth, for the periods indicated, the relationship of cost of services and services revenue:

                               Three Months Ended          Nine months Ended
                                  September 30,               September 30,
                               ------------------          -----------------
                                1995        1996            1995       1996
                               ------      ------          ------     ------
                                   (In thousands, except percentage data)

Services revenue ...........  $5,154      $10,267          $14,195   $24,355
Cost of services ...........   3,418        7,900            9,319    18,763
Cost of services as a
 percentage of services
 revenue ...................    66.3%        76.9%            65.6%     77.0%


For the three and nine months ended September 30, 1996, cost of services as a percentage of services revenue increased compared to the corresponding previous periods due primarily to increased demand for services resulting in expanding the Company's customer service resources, principally its consulting, telephone support, account management staff, as well as charges relating to the costs of future services for existing client contracts. Approximately $2.3 million and $3.8 million of the increase of cost of services for the three and nine months ended September 30, 1996 related to the Company's recent acquisitions in France and Germany.

SALES AND MARKETING

Sales and marketing expenses consist primarily of salaries and commissions as well as travel and promotional expenses. The following table sets forth, for the periods indicated, sales and marketing expenses, the percentage increases of such expenses compared to the corresponding previous periods and the relationship of such expenses to total revenues:

                               Three Months Ended          Nine months Ended
                                  September 30,               September 30,
                               ------------------          -----------------
                                1995        1996            1995       1996
                               ------      ------          ------     ------
                                   (In thousands, except percentage data)
Sales and marketing
 expenses ..................  $4,407      $6,366          $12,963    $19.131
Sales and marketing
 expenses as a percentage
 of total revenues ........     29.5%       46.8%            30.0%      51.9%

Sales and marketing expenses as a percentage of total revenue increased for the three months and nine months ended September 30, 1996 respectively, as compared to the corresponding previous periods, primarily due to increased hiring in late 1995 and early 1996 coupled with the costs associated with the Company's recent acquisitions in France and Germany and other charges relating to the Company's rationalization strategy.
                                       14

RESEARCH AND DEVELOPMENT

Research and development expenses consist primarily of engineering personnel costs; costs of third party equipment and software for development purposes; and costs of outside consultants employed by the Company to assist its product development efforts. Research and development expenses are generally charged to operations as incurred. Certain software development costs are capitalized in accordance with Statement of Financial Accounting Standards No. 86. Such capitalized software development costs are generally amortized over periods not exceeding three years.

                                  Three Months Ended          Nine months Ended
                                     September 30,               September 30,
                                  ------------------          -----------------
                                   1995        1996            1995       1996
                                  ------      ------          ------     ------
                                   (In thousands, except percentage data)

Gross research and
 development expenses .........   $3,172      $3,318         $8,192      $9,984
Amounts capitalized as
 software development costs ...      519         240          1,128       1,088
                                  ------      ------         ------      ------
Research and development
 expenses .....................   $2,653      $3,078         $7,064      $8,896
                                  ======      ======         ======      ======
Research and development
 expenses as a percentage
 of total revenues ............     17.8%       22.7%          16.4%       24.1%
Amounts capitalized as
 software development cost
 as a percentage of gross
 research and development
 expenses .....................     16.4%        7.2%          13.8%       10.9%

Gross research and development expenses have increased for the nine months ended September 30, 1996 compared to 1995 due primarily to the hiring and training of additional software engineers employed to develop and enhance the Company's existing products and to develop new products. Increases in depreciation due to additional purchases of development equipment also contributed to the increase. The rate of capitalization of software development cost may fluctuate depending on the mix and stage of development of the Company's product development and engineering projects.

GENERAL AND ADMINISTRATIVE

General and administrative expenses consist primarily of payroll and related costs for administrative, executive and financial personnel, as well as charges to the Company's provision for doubtful accounts and outside professional fees. General and administrative expenses represented 32.4% and 30.5 % of total revenues for the three months and nine months ended September 30, 1996 respectively, compared to 14.5% and 13.8% of total revenues for the corresponding previous periods. General and administrative expenses increased 103% and 89% for the three months and nine months ended September 30, 1996 respectively, as compared to the corresponding previous periods, primarily due to increases in payroll and related expenses; increased professional fees relating to outstanding litigation, as well as increased depreciation and amortization charges.

QUARTERLY RESULTS

The Company has experienced, and may in the future continue to experience, significant quarter to quarter fluctuations in results of operations and revenues. Such fluctuations may result in volatility in the price of the Company's Common Stock. Quarterly revenues and results of operations may fluctuate as a result of a variety of factors, including the lengthy sales cycle for the Company's products, the proportion of revenue attributable to license fees versus services, the amount of revenue generated by resales of third party software, changes in product mix, demand for the Company's products, the size and timing of individual license transactions, the introduction of new products and product enhancements by the Company or its competitors, changes in customer budgets, competitive conditions in the industry and general economic conditions. Further, the license of the Company's products generally involves a significant commitment of capital on the part of its customers, and may be delayed due to time-consuming authorization procedures within an organization. For these and other reasons, the sales cycles for the Company's products are typically lengthy and subject to a number of significant risks over which the Company has little or no control, including customers' budgetary constraints and internal authorization reviews. The Company has historically operated with relatively little backlog, since its products are generally shipped as orders are received. The Company has historically recognized a substantial portion of its revenues in the last month of a quarter, with these revenues frequently concentrated in the last week of the quarter. License fees in any quarter are substantially dependent on orders booked and shipped in the last month and last week of that quarter. Delays in the timing of recognition of specific revenues may adversely and disproportionately affect the Company's results of operations because a high percentage of the Company's operating expenses are relatively fixed, and only a small percentage of the Company's operating expenses vary with its revenues. Accordingly, the Company believes that period to period comparisons of results of operations are not necessarily meaningful and should not be relied upon as an indication of future results of operations. There can be no assurance that the Company will be profitable in any future quarter.

The Company's business has experienced and is expected to continue to experience significant seasonality, due in part to customer buying patterns. In recent years, the Company generally has had greater demand for its products in the fourth quarter. These fluctuations are caused primarily by customer budgeting and purchasing pattern, and by the Company's sales commission policies which compensate sale personnel on the basis of quarterly and annual performance quotas. The Company believes this pattern may continue in the future.

Due to the foregoing factors, it is likely that in some future quarter the Company's operating results will be below the expectations of public market analysts and investors. Such an event could have a material adverse effect on the price of the Company's Common Stock.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1996, the Company had cash, restricted cash, cash equivalents and short-term investments of $26.7 million and working capital of $19.7 million. In July 1996, the Company entered into two credit facilities aggregating $10.0 million with a sublimit of $5.0 million for standby letters of credit collateralized by certificates of deposits. The credit facilities expire on July 31, 1997. At September 30 1996, the Company has not borrowed against the credit facilities but has outstanding $3.7 million of standby letters of credit maturing at various times through July 2002. The Company has classified, as restricted cash, certificates of deposit aggregating $3.7 million which are being utilized as collateral for the standby letters of credit.

The Company's operating activities provided (used) cash of $1.6 million and $(15.5) million for the nine months ended September 30, 1995 and 1996, respectively. Net cash provided by operating activities for the nine months ended September 30, 1995 was primarily comprised of net income, an increase in accounts payable and accrued expenses, depreciation and amortization and provision for doubtful accounts, which in the aggregate more than offset an increase in accounts receivable. Net cash used in operating activities for the nine months ended September 30, 1996 was comprised primarily of a net loss and an increase in restricted cash offset by an increase in accounts payable and accrued expenses, depreciation and amortization and provision for doubtful accounts.

The Company's investing activities have (used) cash of $(2.7) million and $(8.3) million for the nine months ended September 30, 1995 and 1996, respectively. The principal use of cash was for investment in short-term monetary instruments, increases in capitalized software costs, purchases of equipment, as well as the acquisitions of France and Germany.

Cash provided (used) by financing activities was $38.4 million and $(2.8) million during the nine months ended September 30, 1995 and 1996, respectively. During the nine months ended September 30, 1995, cash provided by financing activities consisted primarily of net proceeds of $43.3 million from its initial public offering offset by repayment of $5.0 million of long-term debt. During the nine months ended September 30, 1996, cash used in financing activities consisted primarily of repayment of debt and capital lease obligations.

The Company has no significant capital commitments. The Company's aggregate minimum operating lease payments for 1996 and 1997 are expected to be approximately $3.0 million. The Company believes that its available cash and cash equivalents, together with investment income and cash flows from operations, will be sufficient to meet its cash requirements at least through 1997.

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

    LIMITED HISTORY OF PROFITABILITY; PRIOR AND RECENT LOSSES

Although the Company generated net income in 1994, it reported a net loss of $7.3 million for 1995 and reported a net loss for the first nine months of 1996 of $21.3 million. The Company also incurred a net loss for each of the years ended December 31, 1990, 1991, 1992, and 1993. As of September 30, 1996, the Company had an accumulated deficit of $33.5 million. There can be no assurance that the Company will be profitable in the future.

    POTENTIAL FOR SIGNIFICANT FLUCTUATIONS IN QUARTERLY OPERATING RESULTS; SEASONALITY

The Company has experienced, and may in the future experience, significant quarter to quarter fluctuations in revenues and results of operations. Such fluctuations may result in volatility in the price of the Company's Common Stock. Quarterly revenues and results of operations may fluctuate as a result of a variety of factors, including the lengthy sales cycle for the Company's products, the proportion of revenues attributable to license fees versus services, the amount of revenue generated by resales of third party software, changes in product mix, demand for the Company's products, the size and timing of individual license transactions, the introduction of new products and product enhancements by the Company or its competitors, changes in customer budgets, competitive conditions in the industry and general economic conditions. Further, the license of the Company's products generally involve a significant commitment of capital and may be delayed due to time-consuming authorization procedures within an organization.

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

The Company's business has experienced and is expected to continue to experience significant seasonality, due in part to customer buying patterns. In recent years, the Company generally has had greater demand for its products in the fourth quarter. These fluctuations are caused primarily by customer budgeting and purchasing patterns and by the Company's sales commission policies which compensate sales personnel on the basis of quarterly and annual performance quotas. The Company believes this pattern may continue in the future.

Due to the foregoing factors, it is likely that in some future quarter the Company's operating results will be below the expectations of public market analysts and investors. Such an event could have a material adverse effect on the price of the Company's Common Stock.

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

Due to the relatively low barriers to entry in the software market, the Company expects additional competition from other established and emerging companies as the client/server applications software market continues to develop and expand. The Company also expects that competition will increase as a result of software industry consolidations. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address the needs of the Company's prospective customers. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any of which could have a material adverse effect on the Company's business, results of operations and financial condition. There can be no assurance that the Company will be able to compete successfully against current or future competitors or that competitive pressures will not have a material adverse effect on the Company's business, results of operations and financial condition.

    MANAGEMENT OF GROWTH

The Company has recently experienced significant growth. This growth has placed a noticeable strain on the Company's management, administrative and operational resources and financial control systems. As a result the Company has recently added a number of key officers including Adrian Peters, as Chief Executive Officer in August 1996, Alan J. Kirschbaum as Vice President of Finance and Corporate Controller in September 1996 and Alex W. Comandini as Chief Financial Officer in October 1996. The Company's future results of operations will depend on its ability to continue to broaden its senior management group, and on the ability of its officers and key employees to continue to implement and improve its management, administrative and operational systems and to expand, train, manage and motivate its employee base. The Company's inability to manage growth effectively, should it occur, could have a material adverse effect on the quality of the Company's products, the Company's ability to retain key personnel and the Company's results of operations and financial condition.

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

In response to the independent public accountants concerns, the Company has taken a number of actions during 1996. In June 1996, the Company employed an experienced financial manager with 14 years accounting experience at a major national accounting firm with specific experience on revenue recognition issues within the software industry. In addition, in July 1996, the Company employed outside consultant specializing in accounts receivable credit and collections to strengthen the Company's policies and procedures in this area. The Company also hired Alan J. Kirschbaum as Vice President of Finance and Corporate Controller in September 1996 and Alex W. Comandini as Chief Financial Officer in October 1996. Mr. Comandini replaced Rich Yonker who resigned in October 1996 for personal reasons. No assurance can be given that the actions taken by the Company will be sufficient to eliminate the Company's material weaknesses in its financial and accounting processes, controls, reporting systems and procedures during 1996.

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

    POTENTIAL ADVERSE EFFECT OF LITIGATION

During the period from April through September 1996, the Company and certain of its officers and directors were named as defendants in six civil suits filed as class actions on behalf of individuals claiming to have purchased Computron common stock during the time period from August 24, 1995 through April 1, 1996. The suits were filed in the United States District Court for the district of New Jersey and have been consolidated by court order into one suit captioned In re Computron Software, Inc. Securities Litigation, Master File No- 96-1911 (AJL) . A Second Amended Consolidated Complaint was filed on August 9, 1996. The complaint asserts claims under Sections 11, and 15 of the Securities Act of 1933, Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, Rule 10b-5 of the Securities and Exchange Commission promulgated thereunder, and state law, and seeks unspecified compensatory damages, attorneys' fees and costs. The Company intends to defend itself against the suits vigorously. By a Notice of Motion, dated September 9, 1996, defendants moved to dismiss the Second Amended Consolidated Complaint for failure to state a claim upon which relief can be granted, pursuant to Rule 12(b)(6) of the Federal Rules of Civil Procedure and for failure to plead their claims with particularity, as required by Rule 9(b) of the Federal Rules of Civil Procedure and the Private Securities Litigation Reform Act of 1995 (the "Reform Act").
The motion has been fully briefed by the parties and is currently scheduled to be argued before the Court on Monday, December 23, 1996. As a consequence of filing a motion to dismiss, all discovery and other proceedings in the action are stayed pursuant to the Reform Act. The Company intends to vigorously defend itself against the suits.

Since the litigations have recently been filed and discovery has not yet commenced, the Company is unable to assess the likelihood of an adverse result. There can be no assurances as to the outcome of such lawsuit. The inability of the Company to resolve the claims that are the basis for the lawsuit or to prevail in any related litigation could result in the Company being required to pay substantial monetary damages for which the Company may not be adequately insured, which would have a material adverse effect on the Company's business, financial condition and results of operations. In any event, the Company's defense of such lawsuits, even if the outcome is favorable to the Company, could result in substantial costs to the Company. See "Legal Proceedings."

    RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS

The Company derived approximately $4.7 million, $10.8 million, and $15.0 million, or 19.4%, 30.8%, and 26.9% of its total revenues, from customers outside of the United States in 1993, 1994 and 1995, respectively. The Company derived approximately $13.0 million and $14.1 million or 30.1% and 38.3% of its total revenues, from customers outside of the United States for the nine months ended September 30, 1995 and 1996, respectively. The Company expects that such revenues will continue to represent a significant percentage of its total revenues in the future. The Company intends to optimize its distribution channels outside of the United States and to enter additional international markets where and when appropriate. There can be no assurance, however, that the Company will be able to maintain or increase international market demand for its products and services. Most of the Company's international license fees and services revenue are denominated in foreign currencies. Decreases in the value of foreign currencies relative to the U.S. dollar could result in losses from foreign currency translations. The Company does not currently hedge its foreign exchange exposure. With respect to the Company's sales that are U.S. dollar-denominated, decreases in the value of foreign currencies relative to the U.S. dollar could make the Company's products less price competitive. Additional risks inherent in the Company's international business activities generally include unexpected changes in regulatory requirements, tariffs and other trade barriers, costs of localizing products for foreign countries, lack of acceptance of localized products in foreign markets, longer accounts receivable payment cycles, difficulties in managing international operations, potentially adverse tax consequences, restrictions on repatriation of earnings and the burdens of complying with a wide variety of foreign laws. There can be no assurance that such factors may have a material adverse effect on the Company's future international revenues and, consequently, on the Company's business, results of operations and financial condition.

    EXPANSION OF INDIRECT CHANNELS

An integral part of the Company's strategy is to expand indirect marketing and software implementation channels using distributors, systems integrators, and third party consulting firms and to increase the proportion of the Company's customers licensed and implemented through such indirect channels. The Company is currently investing, and intends to continue to invest resources to develop indirect marketing channels. There can be no assurance that the Company will be able to attract and retain such third parties that will be able to market and implement the Company's products effectively and will be qualified to provide timely and cost-effective customer support and service. The Company's agreements with such third parties are generally not exclusive and many of those third parties also market, implement and support competitive products. In many cases, these agreements may be terminated by either party at any time without cause. The inability to attract and retain systems integrators could have a material adverse effect on the Company's business, results of operations and financial condition.

    RELIANCE ON CERTAIN RELATIONSHIPS

The Company relies on relationships with a number of consultants, systems integrators and software and hardware vendors to enhance its product development and marketing and sales efforts, to implement the Company's software products and to support its customers. These relationships, many of which are not the subject of formal written agreements, provide marketing and sales leads to the Company's direct sales force, assistance in the Company's product development process and assistance in the service and implementation of the Company's products. There can be no assurance that these companies, most of which have significantly greater financial and marketing resources than the Company, will not develop or market software products which compete with the Company's products in the future or will not otherwise discontinue their relationships with or terminate support of the Company.

The failure by the Company to maintain its existing relationships, or to establish new relationships in the future, because of a divergence of interests, acquisition of one or more of these third parties or other reason, could have a material adverse effect on the Company's business, results of operations and financial condition.

The Company also licenses software from third parties which is incorporated into its products. These licenses expire from time to time. In addition, the Company generally does not have access to source code for the software supplied by these third parties. Certain of these third parties are small companies that do not have extensive financial and technical resources. If any of these relationships were terminated or if any of these third parties were to cease doing business, the Company may be forced to expend significant time and development resources to replace the licensed software. Such an event could have a material adverse effect upon the Company's business, results of operations and financial condition.

CONTROL BY EXISTING STOCKHOLDERS

The Company's senior management, directors and affiliated entities together beneficially own approximately 67.3% of the outstanding shares of Common Stock. As a result, these stockholders are able to exercise control over matters requiring stockholder approval, including the election of directors, decisions on mergers, consolidations and sales of all or substantially all of the assets of the Company. This may prevent or discourage tender offers for the Company's Common Stock unless the terms are approved by such stockholders.

    RELIANCE ON KEY PERSONNEL

The Company's future success will depend to a significant extent upon a number of key management and technical personnel. The loss of the services of one or more key employees, including Adrian Peters, Chief Executive Officer and Andreas Typaldos, Chairman of the Board, could have a material adverse effect on the Company's business. The Company is a party to employment agreements with certain key personnel, including both Adrian Peters and Andreas Typaldos. In addition, the Company is the beneficiary of $2.15 million in key-person life insurance on the life of Andreas Typaldos and is the beneficiary of key-person life insurance on the lives of certain other key personnel. The Company believes that its future success will also depend in large part upon its ability to attract and retain highly skilled technical, management, sales and marketing personnel. Competition for such personnel is intense, and the services of qualified personnel are difficult to obtain and replace. There can be no assurance that the Company will be successful in attracting and retaining the personnel necessary to develop, market, service and support its products and conduct its operations successfully. The inability of the Company to attract, hire, assimilate and retain such personnel, or to increase revenues at a rate sufficient to absorb the resulting increased expenses, could have a material adverse effect on the Company's business, results of operations and financial condition.

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

COMPUTRON SOFTWARE, INC.

Part II

Other Information

Item 1. Legal Proceedings

During the period from April through September 1996, the Company and certain of its officers and directors were named as defendants in six civil suits filed as class actions on behalf of individuals claiming to have purchased Computron common stock during the time period from August 24, 1995 through April 1, 1996. The suits were filed in the United States District Court for the district of New Jersey and have been consolidated by court order into one suit captioned In re Computron Software, Inc. Securities Litigation, Master File No- 96-1911 (AJL) . A Second Amended Consolidated Complaint was filed on August 9, 1996. The complaint asserts claims under Sections 11, and 15 of the Securities Act of 1933, Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, Rule 10b-5 of the Securities and Exchange Commission promulgated thereunder, and state law, and seeks unspecified compensatory damages, attorneys' fees and costs. By a Notice of Motion, dated September 9, 1996, defendants moved to dismiss the Second Amended Consolidated Complaint for failure to state a claim upon which relief can be granted, pursuant to Rule 12(b)(6) of the Federal Rules of Civil Procedure and for failure to plead their claims with particularity, as required by Rule 9(b) of the federal Rules of Civil Procedure and the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). The motion has been fully briefed by the parties and is currently scheduled to be argued before the Court on Monday, December 23, 1996. As a consequence of filing a motion to dismiss, all discovery and other proceedings in the action are stayed pursuant to the Reform Act. The Company intends to vigorously defend itself against the suits.

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

        b)   Reports on Form 8-K
              none.

COMPUTRON SOFTWARE, INC.

SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     COMPUTRON SOFTWARE, INC.

Date:   November 14, 1996            By: /s/ ALEX W. COMANDINI
                                         --------------------------
                                             Alex W. Comandini
                                             Vice President,
                                             Chief Financial Officer,
                                             Treasurer and Secretary
                                             (Principal Financial and
                                             Accounting Officer).