Form 10-Q/A
period 1995-09-30
COMPUTRON SOFTWARE INC
filed 1997-04-17
CIK 947427

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-Q/A
                                AMENDMENT NO. 1

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTER ENDED SEPTEMBER 30, 1995                    COMMISSION FILE
NUMBER                                                              0-26368

                            COMPUTRON SOFTWARE, INC.
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                       13-2966911
       (State or other jurisdiction of               (I.R.S. Employer Identification No.)
        incorporation or organization)

              301 ROUTE 17 NORTH
            RUTHERFORD, NEW JERSEY                                  07070
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

                          YES [X]               NO [ ]

Number of shares outstanding of the issuer's common stock as of October 31, 1995

                 CLASS                   NUMBER OF SHARES OUTSTANDING
---------------------------------------  ----------------------------
Common Stock, par value $0.01 per share           20,698,114

================================================================================

                                EXPLANATORY NOTE

     This 10-Q/A is being filed to amend the report on Form 10-Q for the period ended September 30, 1995 (the "Original Report") and to report the restatement of certain financial information included in the Original Report.

     The Company has restated its consolidated financial statements for each of the four years ended December 31, 1995, for certain unaudited quarters in such periods and for each of the three unaudited quarters ended September 30, 1996. See Note 2 to the accompanying Consolidated Financial Statements. The Company believes that all material adjustments necessary to correct the Company's previously reported financial statements have been recorded.

     The restatements reflect revenue reversals and deferrals of sales previously recognized in the periods from the fourth quarter of 1992 through the third quarter of 1996. These revenue adjustments resulted in reductions of previously recorded bad debt provisions and increases in deferred revenue. Also included in the restated consolidated financial statements are certain operating expenses not previously recorded by the Company and the recording of certain expenses in different accounting periods.

     The net impact of these adjustments on the Company's revenues and net income (loss) for each of the five years ended December 31, 1996, is as follows:

                                                                     INCREASE (DECREASE)
                                                                ------------------------------
                                                                REVENUES     NET INCOME (LOSS)
                                                                --------     -----------------
    1992......................................................  $   (868)         $  (868)
    1993......................................................      (694)            (694)
    1994......................................................    (2,485)          (2,485)
    1995......................................................    (2,724)          (1,266)
    1996......................................................    (1,126)             264

     This 10-Q/A includes only the changes necessary to reflect the restatement of the financial statements included in the Original Report and does not address any other developments subsequent to the date of the Original Report. For a discussion of developments subsequent to the date of the Original Report including but not limited to pending litigation against the Company, changes in management, recommendations of the Company's independent public accountants regarding financial and accounting procedures and controls, and delisting of the Company's common stock from Nasdaq National Market, see the Registrant's most recent reports and documents filed with the Securities and Exchange Commission.

                            COMPUTRON SOFTWARE, INC.

                                     INDEX

                                                                                       PAGE
                                                                                      NUMBER
                                                                                      ------
PART I  FINANCIAL INFORMATION (RESTATED)
  Item 1.  Financial Statements (Restated)
  Consolidated Balance Sheets
     December 31, 1994 and September 30, 1995.......................................     4
  Consolidated Statements of Operations
     Three months and nine months ended September 30, 1994 and 1995.................     5
  Consolidated Statements of Cash Flows
     Nine months ended September 30, 1994 and 1995..................................     6
  Notes to Consolidated Interim Financial Statements................................     7
  Item 2.  Management's Discussion and Analysis of Financial Condition and Results
     of Operations (Restated).......................................................    10
PART II  OTHER INFORMATION
  Item 6.  Exhibits and Reports on Form 8-K.........................................    17
SIGNATURES
  Signatures........................................................................    18
EXHIBITS
  Exhibit 11.1......................................................................    19
  Exhibit 27.1......................................................................    20

                            COMPUTRON SOFTWARE, INC.

                          CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                  (UNAUDITED)

                                                                      DECEMBER 31, 1994   SEPTEMBER 30, 1995
                                                                      -----------------   ------------------
                                                                         (RESTATED)           (RESTATED)
                                                  ASSETS:
Current Assets:
  Cash and cash equivalents.........................................       $15,186             $ 52,550
  Short-term investments............................................         1,116                  925
  Accounts receivables, less reserves of $2,202 and $2,702 at
    December 31, 1994 and September 30, 1995, respectively..........        13,581               16,324
  Prepaid expenses and other current assets.........................           588                  800
                                                                          --------             --------
         Total current assets.......................................        30,471               70,599
                                                                          --------             --------
Equipment and leasehold improvements, at cost:
  Computer and office equipment.....................................         5,766                7,499
  Furniture and fixtures............................................           565                  636
  Leasehold improvements............................................           122                  473
                                                                          --------             --------
                                                                             6,453                8,608
  Less -- accumulated depreciation and amortization.................         4,592                5,347
                                                                          --------             --------
                                                                             1,861                3,261
                                                                          --------             --------
Capitalized software development costs, net of accumulated
  amortization of $1,342 and $2,011 at December 31, 1994 and
  September 30, 1995, respectively..................................         1,835                2,294
Amount due from officers............................................           298                   --
Other assets........................................................           610                  576
                                                                          --------             --------
                                                                           $35,075             $ 76,730
                                                                      =================   =================

                              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT):
Current liabilities:
  Accounts payable and accrued liabilities..........................       $ 4,947                7,720
  Note payable......................................................         4,000                   --
  Current portion of long term debt.................................         1,249                  998
  Current portion of obligations under capital lease................           211                  148
  Deferred revenue..................................................        12,376               10,314
                                                                          --------             --------
         Total current liabilities..................................        22,783               19,180
                                                                          --------             --------
Long-term liabilities:
  Long-term debt, less current portion..............................           831                  124
  Obligations under capital lease, less current portion.............           205                  220
Contingencies (Note 3)
Series A redeemable 10% convertible preferred stock, $.01 par value, authorized 1,050,000 shares authorized, issued and outstanding in
  1994, stated at redemption price..................................        25,554                   --
Series B redeemable 6.5% convertible preferred stock, $.01 par value, authorized 1,500,000 shares, 1,466,946 shares issued and
  outstanding in 1994, stated at redemption price...................        14,484                   --
Stockholders' equity (deficit):
  Preferred stock, $.01 par value, authorized 5,000,000 shares, no
    shares issued and outstanding...................................            --                   --
  Class B nonvoting common stock, $.01 par value, authorized
    15,000,000 shares; 7,900,000 shares issued and outstanding at
    December 31, 1994...............................................            79                   --
  Class A nonvoting common stock, $.01 par value, authorized 15,000 shares; 8,400 shares issued and outstanding at December 31,
    1994............................................................            --                   --
  Common stock, $.01 par value, authorized 50,000,000 shares,
    20,698,114 shares issued and outstanding at September 30,
    1995............................................................            --                  207
  Additional paid-in capital........................................         1,633               63,606
  Accumulated deficit...............................................       (30,316)              (6,516)
  Cumulative translation adjustment.................................          (178)                 (91)
                                                                          --------             --------
         Total stockholders' equity (deficit).......................       (28,782)              57,206
                                                                          --------             --------
                                                                           $35,075             $ 76,730
                                                                      =================   =================

  The accompanying notes are an integral part of these consolidated financial statements.

                            COMPUTRON SOFTWARE, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                               THREE MONTHS ENDED                   NINE MONTHS ENDED
                                         -------------------------------     -------------------------------
                                         SEPTEMBER 30,     SEPTEMBER 30,     SEPTEMBER 30,     SEPTEMBER 30,
                                             1994              1995              1994              1995
                                         -------------     -------------     -------------     -------------
                                          (RESTATED)        (RESTATED)        (RESTATED)        (RESTATED)
Revenues:
  License fees.........................     $ 4,164           $ 8,933           $ 8,261           $28,839
  Services.............................       3,670             5,051             9,287            14,028
                                            -------           -------           -------           -------
          Total revenues...............       7,834            13,984            17,548            42,867
                                            -------           -------           -------           -------
Operating expenses:
  Cost of license fees.................         545               572             1,917             3,896
  Cost of services.....................       2,218             3,418             5,635             9,319
  Sales and marketing..................       2,582             4,407             7,404            13,363
  Research and development.............       1,790             2,653             4,753             7,064
  General and administrative...........       1,269             2,105             3,668             5,758
                                            -------           -------           -------           -------
          Total operating expenses.....       8,404            13,155            23,377            39,400
                                            -------           -------           -------           -------
Operating income (loss)................        (570)              829            (5,829)            3,467
                                            -------           -------           -------           -------
Other income (expense):
  Other income.........................          40               315               158               597
  Other expense........................        (173)             (146)             (379)             (467)
                                            -------           -------           -------           -------
     Other income (expense), net.......        (133)              169              (221)              130
                                            -------           -------           -------           -------
Income (loss) before income taxes......        (703)              998            (6,050)            3,597
Income tax (benefit) provision.........          40               572              (930)            1,191
                                            -------           -------           -------           -------
          Net income (loss)............     $  (743)          $   426           $(5,120)          $ 2,406
                                            =======           =======           =======           =======
Pro forma net income (loss) per common
  and common stock equivalent..........     $ (0.04)          $  0.02           $ (0.31)          $  0.13
                                            =======           =======           =======           =======
Pro forma weighted average number of
  common and common equivalent
  shares...............................      17,975            19,685            16,734            18,958
                                            =======           =======           =======           =======

  The accompanying notes are an integral part of these consolidated financial statements

                            COMPUTRON SOFTWARE, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                  (UNAUDITED)

                                                             NINE MONTHS ENDED      NINE MONTHS ENDED
                                                             SEPTEMBER 30, 1994     SEPTEMBER 30, 1995
                                                             ------------------     ------------------
                                                                 (RESTATED)             (RESTATED)
Cash flows from operating activities:
  Net income (loss)........................................       $ (5,120)              $  2,406
Adjustments to reconcile net income (loss) to net cash
  flows provided by (used in) operating activities --
  Depreciation and amortization............................          1,341                  1,424
  Provision for doubtful accounts..........................             27                    911
Changes in current assets and liabilities --
  Accounts receivable......................................         (3,798)                (3,654)
  Prepaid expenses and other current assets................           (479)                  (212)
  Accounts payable and accrued liabilities.................           (356)                 2,773
  Deferred revenue.........................................          3,018                 (2,062)
                                                                   -------                -------
          Net cash flows provided by (used in) operating
            activities.....................................         (5,367)                 1,586
                                                                   -------                -------
Cash flows from investing activities:
  Other assets.............................................           (154)                   356
  Capitalized software development costs...................           (632)                (1,128)
  Purchase of equipment and leasehold improvements.........           (977)                (2,155)
  Short-term investments...................................           (723)                   191
                                                                   -------                -------
          Net cash flows used in investing activities......         (2,486)                (2,736)
                                                                   -------                -------
Cash flows from financing activities:
  Proceeds from issuance of redeemable convertible
     preferred stock.......................................         10,004                     --
  Net proceeds from the sale of common stock...............             --                 43,346
  Proceeds from exercise of stock options..................             --                     87
  Proceeds from long-term debt.............................          2,458                     --
  Payments of long-term debt...............................           (968)                (4,958)
  Principal payments under capital lease obligations.......              5                    (48)
                                                                   -------                -------
          Net cash flows provided by financing
            activities.....................................         11,499                 38,427
                                                                   -------                -------
Foreign currency exchange rate effects.....................             (5)                    87
                                                                   -------                -------
Net increase in cash and cash equivalents..................          3,641                 37,364
Cash and cash equivalents, beginning of period.............          4,302                 15,186
                                                                   -------                -------
Cash and cash equivalents, end of period...................       $  7,943               $ 52,550
                                                                   =======                =======
Supplemental disclosures of cash flow information and
  noncash financing activities:
  Cash paid during the period for --
     Interest..............................................       $    352               $    418
                                                                   =======                =======
     Income taxes..........................................       $     52               $     64
                                                                   =======                =======
  Capital lease obligations incurred.......................       $     77               $     33
                                                                   =======                =======

  The accompanying notes are an integral part of these consolidated financial statements

                            COMPUTRON SOFTWARE, INC.

               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(1) OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

     The Company was incorporated as Computron Systems Company, Inc. under the laws of the State of Delaware in September 1978. The name of the Company was changed to Computron Technologies Corporation in February 1979 and was subsequently changed to Computron Software, Inc. in May 1995. The Company designs, develops, markets and supports client/server financial, workflow and archival data management software solutions to manage mission-critical applications in large organizations operating across a broad range of industries worldwide.

BASIS OF PRESENTATION:

     The accompanying unaudited consolidated financial statements include the accounts of Computron Software, Inc. and its wholly owned foreign subsidiaries located in Australia, Hong Kong, Singapore, and the United Kingdom, as well as, a joint venture in Poland 80 percent owned by Computron (collectively, the "Company"). These financial statements have been prepared by the Company in accordance with generally accepted accounting principles and in the opinion of management, contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair presentation of these financial statements.

     The results of operations for the three months and nine months ended September 30, 1995 are not necessarily indicative of results to be expected for the entire year.

  (a) Concentration of Credit Risk

     SFAS No. 105, Disclosure of Information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentration of Credit Risk, requires disclosure of any significant off-balance sheet and credit risk concentrations. The Company has no significant off-balance sheet concentration of credit risk such as foreign exchange contracts, option contracts or other foreign hedging arrangements. The Company maintains the majority of cash balances with three financial institutions and its accounts receivable credit risk is not concentrated within any geographic area. There were no accounts receivable from a single customer which exceeded 10% of total accounts receivable as of September 30, 1995.

 (b) Pro Forma Net Income per Common and Common Equivalent Share

     For the nine months ended September 30, 1994 and 1995 pro forma net income
(loss) per common and common equivalent share was based on the weighted average number of common and common equivalent shares outstanding during the periods computed in accordance with the treasury stock method. The weighted average number of common and common equivalent shares assumes that all series of Redeemable Convertible Preferred Stock and Class A and Class B Common Stock had been converted to Common Stock as of the original issuance dates and that shares of Common Stock related to options issued during the period from August 1, 1994 to August 1995 have been outstanding for all periods presented, computed in accordance with the treasury stock method.

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

                            COMPUTRON SOFTWARE, INC.

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

(2)  RESTATED FINANCIAL RESULTS

     On January 27, 1997, the Company announced that certain new information had come to the attention of its Board of Directors and its independent public accountants that may impact previously reported financial results. As a result, the Company restated its consolidated financial statements for each of the four years ended December 31, 1995, and certain unaudited quarters therein and for each of the three unaudited quarters ended September 30, 1996. In the opinion of management, all material adjustments necessary to correct the financial statements have been recorded.

     The restatements reflect revenue reversals and deferrals of sales previously recognized in the periods from the fourth quarter of 1992 through the third quarter of 1996. These revenue adjustments resulted in reductions of previously reported bad debt provisions and increases in deferred revenue. Also included in the restated consolidated financial statements are certain operating expenses not previously recorded by the Company and the recording of certain expenses in different accounting periods.

     A summary of the impact of such restatements on the unaudited financial statements for the three and nine months ended September 30, 1995 and 1994 is as follows:

                                                     THREE MONTHS ENDED         NINE MONTHS ENDED
                                                     SEPTEMBER 30, 1995         SEPTEMBER 30, 1995
                                                   ----------------------     ----------------------
                                                   PREVIOUSLY       AS        PREVIOUSLY       AS
                                                    REPORTED     RESTATED      REPORTED     RESTATED
                                                   ----------    --------     ----------    --------
    Total Revenue................................   $ 14,961     $ 13,984      $ 43,191     $ 42,867
    Income (Loss) from operations................      1,739          829         3,991        3,467
    Net Income (Loss)............................      1,336          426         2,930        2,406
    Net Income (Loss) per share..................        .07          .02           .15          .13

                                                     THREE MONTHS ENDED         NINE MONTHS ENDED
                                                     SEPTEMBER 30, 1994         SEPTEMBER 30, 1994
                                                   ----------------------     ----------------------
                                                   PREVIOUSLY       AS        PREVIOUSLY       AS
                                                    REPORTED     RESTATED      REPORTED     RESTATED
                                                   ----------    --------     ----------    --------
    Total Revenue................................    $9,215       $7,834       $ 19,434     $ 17,548
    Income (Loss) from operations................       811         (570)        (3,943)      (5,829)
    Net Income (Loss)............................       638         (743)        (3,234)      (5,120)
    Net Income (Loss) per share .................       .04         (.04)          (.19)        (.31)

(3)  CONTINGENCIES

     From time to time, the Company is involved in disputes and/or litigation encountered in its normal course of business. The Company believes that the ultimate outcome of these proceedings will not have a material adverse impact on the Company's consolidated financial position, results of operations and cash flows.

                            COMPUTRON SOFTWARE, INC.

(4)  SALE OF COMMON STOCK

     On June 19, 1995, the Company's Board of Directors approved the reclassification and conversion of its outstanding capital stock, such that each two shares of Class A and Class B Common Stock issued and outstanding be converted into 105 and three shares, respectively, of new Common Stock and each share of Series A and Series B Preferred Stock be converted into 3.105 and
1.5525 shares, respectively, of new Common Stock upon the closing of an initial public offering (IPO). During August 1995, the Company completed its IPO and sold an aggregate of 2,795,000 shares of common stock at $17.50 per share resulting in net proceeds to the Company of approximately $43.3 million. Immediately prior to the consummation of the IPO all outstanding shares of Class A and Class B common stock were automatically converted into Common Stock. Upon consummation of the IPO, all outstanding shares of Series A and Series B Preferred Stock were converted into 17,828,676 shares of Common Stock.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

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

     The Company has continued to expand its direct sales force and its indirect channels of distribution and in late 1994 began emphasizing indirect channels of distribution for Computron Workflow and Computron COOL. The Company has also expanded its indirect channels of distribution by establishing relationships with systems integrators, distributors and third party service providers. The Company substantially increased its sales and marketing and product development and engineering expenses in 1994 to complete the development, introduction, sale, marketing and support of its new products. After incurring substantial losses during 1992 and 1993, the Company recorded a net loss of $2.4 million during 1994 and had net income of $2.4 million and for the nine months ended September 30, 1995. The domestic and international operating result fluctuations during such periods primarily reflect the timing of revenue recognition related to significant license agreements. The Company believes that domestic and international operating results will continue to fluctuate significantly in the future as a result of a variety of factors, including the lengthy sales cycle for the Company's products, the proportion of revenues attributable to license fees versus services, the amount of revenue generated by resales of third party software, changes in product mix, demand for the Company's product, the size and timing of individual license transactions, the introduction of new product enhancements by the Company or its competitors, changes in customers' budgets, competitive conditions in the industry and general economic conditions.

     The Company's revenues are derived from license fees and services. Revenues for services and training are recognized upon performance of the service. The Company's license agreements generally do not provide a right of return. Historically, the Company's backlog has been insubstantial, since products are generally shipped as orders are received.

     Following the audit of the Company's consolidated financial statements for 1994, the Company received a management letter from its independent public accountants, Arthur Andersen LLP, which enumerated material weaknesses in the Company's financial and accounting processes, controls, reporting systems and procedures. The Company's independent public accountants highlighted the Company's need for additional financial and accounting personnel with software industry experience. In addition, the Company's independent public accountants noted (i) the need for uniformity in the language of its contracts and recommended that the Company standardize the terms of its license agreements and expand its internal contract review and approval procedures, (ii) deficiencies in the organization of customer and contract files and recommended that the Company improve and standardize record keeping, (iii) the need for expanded and formalized accounts receivable collection procedures, (iv) the need for improved documentation and record keeping relating to consulting service projects, and
(v) the need to develop policies and procedures to accurately identify the date when technological feasibility of developed software had been attained and to improve the documentation and record keeping for capitalized software development costs and to do so on a timely basis.

     In response to the independent public accountants concerns, the Company has recently added financial and accounting personnel. In addition, in early 1995, the Company began implementing more extensive financial and accounting processes, controls, reporting systems and procedures which are designed to address those material weaknesses. Specifically, in early 1995 the Company (i) began to develop standard contractual terms for its license agreements and expand its contract review and approval procedures, (ii) reorganized and centralized its customer files and consulting services contracts and standardized its record keeping procedures, and (iii) expanded and began to formalize its accounts receivable collection efforts. During the remainder of 1995, the Company intends to improve its policies and procedures with respect to documenting its software development efforts and supporting its capitalized software development costs, and to expand the efforts listed above. The Company's independent public accountants have not conducted any further reviews of the Company's internal accounting controls since the Company began the implementation of such changes.

     The Company believes that further additions to its financial and accounting staff and further improvements in its financial and accounting controls are needed to correct such material weaknesses and manage future growth, should it occur. The Company intends to hire additional financial and accounting staff and further improve its financial and accounting controls during 1995.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain operating data as a percentage of total revenues:

                                                       THREE MONTHS      NINE MONTHS
                                                          ENDED             ENDED
                                                      SEPTEMBER 30,     SEPTEMBER 30,
                                                      --------------    --------------
                                                      1994     1995     1994     1995
                                                      -----    -----    -----    -----
Revenues:
  License fees......................................   53.2%    63.9%   47.1%     67.3%
  Services..........................................   46.8     36.1     52.9     32.7
                                                      -----    -----    -----    -----
          Total revenues............................  100.0    100.0    100.0    100.0
Operating expenses:
  Cost of license fees..............................    7.0      4.1     10.9      9.1
  Cost of services..................................   28.3     24.4     32.1     21.7
  Sales and marketing...............................   33.0     31.5     42.2     31.2
  Product development and engineering...............   22.8     19.0     27.1     16.5
  General and administrative........................   16.2     15.1     20.9     13.4
                                                      -----    -----    -----    -----
          Total operating expenses..................  107.3     94.1    133.2     91.9
Operating income (loss).............................   (7.3)     5.9    (33.2)     8.1
Interest income (expense)...........................   (1.7)     1.2     (1.3)     0.3
                                                      -----    -----    -----    -----
Income (loss) before income taxes...................   (9.0)     7.1    (34.5)     8.4
Income taxes (benefit)..............................    0.5      4.1     (5.3)     2.8
                                                      -----    -----    -----    -----
          Net income (loss).........................   (9.5)%    3.0%   (29.2)%    5.6%
                                                      =====    =====    =====    =====

  Total Revenues

     Total revenues increased 78.5% and 144.3% for the quarter and nine months ended September 30, 1995 respectively, compared to the quarter and nine months ended September 30, 1994, respectively. The increase was attributable to continued growth in both license fees and services revenues. For the nine months ended September 30, 1995, Polish State Railways Central Office of Purchasing and Sales Ferpol, a division of Polish State Railways accounted for 12.1% of total revenues. There were no other customers who generated 10% or more of total revenues during the nine months ending September 30, 1995.

     The Company derived approximately $2.8 million, $3.4 million, $5.0 million and $13.1 million or 35.9%, 24.3%, 28.6% and 30.5% of its total revenues, from customers outside of the United States for the quarters and nine months ended September 30, 1994 and 1995, respectively. The Company expects that such revenues will continue to represent a significant percentage of its total revenues in the future. Most of the Company's international license fees and services revenue are denominated in foreign currencies. Decreases in the value of foreign currencies relative to the US dollar could result in losses from foreign currency translations. The

Company does not currently hedge its foreign exchange exposure. With respect to the Company's sales that are US dollar-denominated, decreases in the value of foreign currencies relative to the US dollar could make the Company's products less price competitive.

  License Fees

     License fees include revenues from software license agreements entered into between the Company and its customers with respect to both the Company's products and third party products resold by the Company. License fees increased 114.5% and 249.1% for the three and nine months ended September 30, 1995, respectively, as compared to the three and nine months ended September 30, 1994. The increases were attributable to increased market acceptance of the Company's products which resulted in an increased number of licenses of the Company's software, as well as increased average dollar amounts per order. In addition, license fee revenues for the nine months ended September 30, 1995 and 1994 included approximately $2.8 million and $1.2 million, respectively, of resales of third-party software, primarily RDBMS software. For the nine months ended September 30, 1995, license fee revenues include a non-refundable source code and license fee of approximately $2.7 million pursuant to the Company's agreement with Wang.

  Services Revenue

     Services revenue includes fees from software maintenance agreements, training, installation and consulting services. Maintenance fees, including first year maintenance, are billed separately and are recognized ratably over the period of the maintenance agreement. Training, installation and consulting service revenues are recognized as the services are performed. Services revenue increased 37.6%, and 51.0% for the three and nine months ended September 30, 1995, respectively, compared to the three and nine months ended September 30, 1994, respectively. The increase in services revenue was attributable primarily to increased training and consulting services which resulted from increased licensing of the Company's products and increased maintenance revenues related to a larger installed base of the Company's products.

  Cost of License Fees

     Cost of license fees consists primarily of amortization of capitalized software development costs, amounts paid to third parties with respect to products resold by the Company in conjunction with licensing of the Company's products and, to a lesser extent, the costs of product media, duplication, manuals and shipping. The first two elements can vary substantially from period to period while the third element typically remains relatively stable. The following table sets forth, for the periods indicated, the relationship of cost of license fees to license fee revenues:

                                                       THREE MONTHS
                                                           ENDED           NINE MONTHS ENDED
                                                       SEPTEMBER 30,         SEPTEMBER 30,
                                                     -----------------     ------------------
                                                      1994       1995       1994       1995
                                                     ------     ------     ------     -------
                                                      (IN THOUSANDS EXCEPT PERCENTAGE DATA)
    License fees...................................  $4,164     $8,933     $8,261     $28,839
    Cost of license fees...........................     545        572      1,917       3,896
    Cost of license fees as a percentage of license
      fees.........................................    13.1%       6.4%      23.2%       13.5%

     Cost of license fees increased for the nine months ended September 30, 1995 compared to the nine months ended September 30, 1994 reflecting the growth in license fees. For the nine months ended September 30, 1995 compared to the nine months ended September 30, 1994, the dollar cost of license fees increased substantially, primarily as a result of increased costs associated with third party software resold to customers, but decreased significantly as a percentage of license fees as a result of a proportionately greater increase in license fees.

  Cost of Services

     Cost of services consists primarily of personnel costs for training, installation, consulting and customer support. These costs include training third party service and support organizations for the Company's products.

The following table sets forth, for the periods indicated, the relationship of cost of services and services revenue:

                                                 THREE MONTHS ENDED    NINE MONTHS ENDED
                                                   SEPTEMBER 30,         SEPTEMBER 30,
                                                 ------------------    -----------------
                                                  1994       1995       1994      1995
                                                 -------    -------    ------    -------
                                                  (IN THOUSANDS EXCEPT PERCENTAGE DATA)
Services revenue...............................   $3,670     $5,051    $9,287    $14,028
Cost of services...............................    2,218      3,418     5,635      9,319
Cost of services as a percentage of services
  revenue......................................     60.4%      67.7%     60.7%      66.4%

     For the three and nine months ended September 30, 1995, cost of services as a percentage of services revenue increased compared to the three and nine months ended September 30, 1994, primarily as a result of increased reliance by the Company on third party service providers as the demand for services increased.

SALES AND MARKETING

     Sales and marketing expenses consist primarily of salaries, commissions and bonuses paid to sales and marketing personnel, as well as, travel and promotional expenses. The following table sets forth, for the periods indicated, sales and marketing expenses, the percentage increases of such expenses compared to the comparable period in the prior year and the relationship of such expenses to total revenues:

                                                 THREE MONTHS ENDED    NINE MONTHS ENDED
                                                   SEPTEMBER 30,         SEPTEMBER 30,
                                                 ------------------    -----------------
                                                  1994       1995       1994      1995
                                                 -------    -------    ------    -------
                                                  (IN THOUSANDS EXCEPT PERCENTAGE DATA)
Sales and marketing expenses...................   $2,582     $4,407    $7,404    $13,363
Percentage increase over the comparable period
  in the prior year............................     18.7%      70.7%     23.2%      80.5%
Sales and marketing expenses as a percentage of
  total revenues...............................     33.0%      31.5%     42.2%      31.2%

     Sales and Marketing expenses as a percentage of total revenue decreased slightly for the three months ended September 30, 1995 as compared to the three months ended September 30, 1994 primarily due to the sales activity. Sales and marketing expenses decreased as a percentage of total revenues for the nine months ended September 30, 1995 as compared to the nine months ended September 30, 1994 as a result of increased sales productivity. Further, total revenues for the nine months ended September 30, 1995 included approximately $2.6 million from the resale of third-party software. Without this resale revenue, sales and marketing expenses as a percentage of total revenues for the nine months ended September 30, 1995 would have been 33.2%. While the Company anticipates that sales and marketing expenses will increase in the future, the Company does not expect sales and marketing expenses as a percentage of total revenues to increase substantially over the percentage for the year ended December 31, 1994.

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

     Gross product development and engineering expenses have increased over the periods presented due primarily to the hiring and training of additional software engineers to develop and enhance the Company's existing products and to develop new products as well as an increase in depreciation due to the additional purchases of development equipment required for the additional personnel. While the Company expects product development and engineering expenses to increase, such expenses as a percentage of total revenues are expected to remain approximately the same. The rate of capitalization of software development cost may fluctuate depending on the mix and stage of development of the Company's product development and engineering projects.

GENERAL AND ADMINISTRATIVE

     General and administrative expenses consist primarily of salaries of administrative, executive and financial personnel, provision for doubtful accounts and outside professional fees. General and administrative expenses represented 15.1% and 13.4% of total revenues for the three and nine months ended September 30, 1995, respectively, compared to 16.2% and 20.9% of total revenues for the three and nine months ended September 30, 1994, respectively. General and administrative expenses as a percentage of total revenue decreased slightly for the three months ended September 30, 1995, as compared to the three months ended September 30, 1994 primarily due to the increase in financial and administrative support. The decrease as a percentage of total revenues for the nine months ended September 30, 1995 compared to nine months ended September 30, 1994 reflects the allocation of the general and administrative expenses, which increased primarily as a result of increased payroll and benefit expenses associated with increased senior management staffing levels, over a larger total revenue base. While the Company anticipates continuing dollar increases in general and administrative expenses, it expects such expenses as a percentage of total revenues to decrease over time. Fluctuations in the provision for doubtful accounts are expected to vary in relation to the net accounts receivable balance due to the concentration of orders towards the end of each quarter, the receipt of payments in accordance with contract terms and the aging of specific account balances.

  Income Tax (Benefit) Provision

     The Company's provision for income taxes was $572,000 and $1,191,000 for the three and nine months ended September 30, 1995. These amounts are based on the federal statutory rate of 34% and reflect the impact of state and foreign income taxes and utilization of net operating loss and credit carryforwards.

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

     The Company's business has experienced and is expected to continue to experience significant seasonality, due in part to customer buying patters. In recent years, the Company generally has had greater demand for its products in the fourth quarter. These fluctuations are caused primarily by customer budgeting and purchasing patterns, and by the Company's sales commission policies which compensate sales personnel on the basis of quarterly and annual performance quotas. The Company believes this pattern may continue in the future.

     Due to the foregoing factors, it is likely that in some future quarter, the Company's operating results will be below the expectations of public market analysts and investors. Such an event would have a material adverse effect on the price of the Company's Common Stock.

OTHERS FACTORS THAT MAY AFFECT FUTURE RESULTS AND FINANCIAL CONDITION

     The Company's future business, results of operations and financial condition are also dependent on the Company's ability to successfully develop, manufacture, market and support its products in order to meet customer demands. Inherent in this process are a number of factors that the Company must carefully manage in order to be successful. These factors include: competing successfully against current and future competitors; adapting to competitive pressures that the Company may face; achieving broader market acceptance for its current products; enhancing its current products and developing and introducing new products; protecting its proprietary rights; avoiding infringement claims by third parties; managing certain risks associated with the Company's foreign operation; and maintaining relationships with consultants, systems integrators, software and hardware vendors and other third parties. No assurance can be given that the Company will be able to manage such factors successfully. The failure to manage such factors successfully could have a material adverse effect on the Company's business, financial condition and results of operations.

LIQUIDITY AND CAPITAL RESOURCES

     Through July 1995, the Company had financed its operations primarily through sales of preferred stock, cash provided by operating activities, short-term and long-term bank debt, long-term equipment financing debt and trade credit. The net proceeds from sales of the Company's preferred stock were approximately $18.5 million. In August 1995, the Company completed the sale of 2,795,000 shares of common stock in its initial public offering which yielded net proceeds of approximately $43.3 million .

     At September 30, 1995, the Company had cash, cash equivalents and short-term investments of $53.5 million and working capital of $51.4 million. As of September 30, 1995, the Company had the following facilities under its bank line of credit: (i) fully available $4.0 million revolving line of credit which expires on May 31, 1996 collateralized by the Company's accounts receivable,
(ii) a three year term loan maturing on July 1, 1996 with a balance due at September 30, 1995 of $0.6 million collateralized by the Company's accounts receivable, (iii) a fully available $1.0 million secured equipment financing facility expiring on May 31, 1996, (iv) a fully available $2.0 million line of credit for letters of credit which expires on May 31, 1996 and (v) a $125,000 standby letter of credit collateralized by U.S. Treasury securities, maturing on November 8, 1995. In addition, the company has various equipment loans outstanding with an aggregate balance of $0.5 million at September 30, 1995 that bear, interest at rates ranging from 7.3% to 11.125% and which matures from time to time.

     The Company's operating activities provided (used) cash of $(5.4) million and $1.6 million for the nine months ended September 30, 1994 and 1995, respectively. Net cash used in operating activities for the nine months ended September 30, 1994 was primarily composed of the net loss and an increase in accounts receivable due to increased revenue levels. Net cash provided by operations in the nine months ended September 30, 1995 was composed of net income, the increase in accounts payable and accrued expenses, depreciation and amortization and provision for doubtful accounts, which in the aggregate more than offset an increase in accounts receivable due to increased revenue levels and a decrease in deferred revenue.

     The Company's investing activities have used cash of $2.5 million and $2.7 million for the nine months ended September 30, 1994 and 1995, respectively. The principal uses have been capitalized software costs and purchases of equipment.

     Cash provided by financing activities was $11.5 million and $38.4 million during the nine months ended September 30, 1994 and 1995, respectively. During the nine months ended September 30, 1994, cash provided by financing activities consisted primarily of net proceeds from the sale of Preferred Stock and amounts borrowed under the Company's secured bank line of credit. During the nine months ended September 30, 1995, the Company completed its initial public offering of 2,795,000 shares of common stock resulting in net proceeds to the Company of $43.3 million, but also repaid $5.0 million of long term debt.

     The Company has no significant capital commitments. The Company's aggregate minimum operating lease payments for 1995 and 1996 are expected to be approximately $2.1 million. The Company believes that its available cash and cash equivalents, together with investment income and cash flows from operations, will be sufficient to meet its cash requirements at least through 1996.

                            COMPUTRON SOFTWARE, INC.

                                    PART II
                               OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

          11.1 Computation of Net Income (Loss) Per Share (filed herewith)

          27.1 Exhibit 27.1

     (b) Reports on Form 8-K

          The Company filed no reports on Form 8-K during the fiscal quarter for which the report is filed.

                            COMPUTRON SOFTWARE, INC.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          COMPUTRON SOFTWARE, INC.

                                          By:    /s/ MICHAEL R. JORGENSEN
                                            ------------------------------------
                                                    Michael R. Jorgensen
                                              Executive Vice President, Chief
                                               Financial Officer, Treasurer and
                                              Secretary (Principal Financial and
                                                     Accounting Officer)

Date: April 16, 1997

                                EXHIBIT INDEX
                                -------------

 Exhibit No.                       Description
 -----------                       -----------

   11.1        Computation of Net Income (Loss) Per Share (filed herewith)

   27.1        Financial Data Schedule