Form 10-K405/A
period 1995-12-31
COMPUTRON SOFTWARE INC
filed 1997-04-17
CIK 947427

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

                                 AMENDMENT NO. 1

              Annual Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934
                  For the fiscal year ended December 31, 1995

                         COMMISSION FILE NUMBER: 0-26368

                                     [LOGO]

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

        (Registrant's telephone number, including area code) 201-935-3400

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                          Name of each exchange
Title of each class                                        on which registered
-------------------                                        -------------------
       None                                                        None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                          Common Stock, $.01 par value
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. YES  X    NO
                                       ---       ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of Common Stock on March 27, 1996 as reported on the Nasdaq National Market, was approximately $46.1 million. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 27, 1996, Registrant had outstanding 20,770,999 shares of Common Stock.


                       DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12 and 13 of Part III are incorporated by reference from a portion of the Registrant's definitive proxy statement to be furnished to stockholders in connection with the 1996 Annual Meeting of Stockholders.

================================================================================

                                EXPLANATORY NOTE


This 10-K/A is being filed to amend the report on Form 10-K for the period ended December 31, 1995 (the "Original Report") and to report the restatement of certain financial information included in the Original Report.

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

The net impact of these adjustments on the Company's revenues and net income
(loss) for each of the five years ended December 31, 1996, is as follows:

                                              Increase (Decrease)
                                              -------------------
                                     Revenues             Net Income (Loss)
                                     --------             -----------------
        1992......................      (868)                     (868)
        1993......................      (694)                     (694)
        1994......................    (2,485)                   (2,485)
        1995......................    (2,724)                   (1,266)
        1996......................    (1,126)                      264

This 10-K/A includes only the changes necessary to reflect the restatement of the financial statements included in the Original Report and the matters addressed in Notes 2 and 5 of the Consolidated Financial Statements, and does not address any other developments subsequent to the date of the Original Report. For a discussion of other developments subsequent to the date of the Original Report, including, but not limited to, pending litigation against the Company, changes in management, recommendations of the Company's independent public accountants regarding financial and accounting procedures and controls, and delisting of the Company's common stock from the Nasdaq National Market, see the Registrant's most recent reports and documents filed with the Securities and Exchange Commission.

                                     PART I

ITEM 1.  BUSINESS

This Report contains statements of a forward-looking nature relating to future events or the future financial performance of the Company. Investors are cautioned that such statements are only predictions and that actual events or results may differ materially. In evaluating such statements, investors should specifically consider the various factors identified in this Report which could cause actual results to differ materially from those indicated by such forward-looking statements, including the matters set forth in "Business -- Risk Factors."

GENERAL

The Company designs, develops, markets and supports client/server financial, workflow and archival data management software solutions. The Company's financial software ("Computron Financials") consists of a full suite of modules with multi-currency and multi-language support capabilities, including general ledger, financial reporting, accounts payable, accounts receivable, fixed assets, purchase order and materials management, and inventory control. The Company's workflow management software ("Computron Workflow") enables organizations to automate and optimize labor intensive processes (such as customer service, accounts payable/receivable processing and claims processing). The Company's Computer Output On-Line software ("Computron COOL") provides on-line access, retrieval and warehousing of archival enterprise data typically stored off-line, as well as document image management. Computron Workflow and Computron COOL can be used in conjunction with Computron Financials or as stand-alone applications.

PRODUCTS

The Company designs, develops, markets and supports client/server financial, workflow and archival data management software solutions. The Company's interrelated product families include (i) Computron Financials -- a full suite of financial and accounting modules, (ii) Computron Workflow--workflow, productivity, process management and reengineering support software and (iii) Computron COOL--on-line access, retrieval and warehousing software for archival data typically stored off-line.

COMPUTRON FINANCIALS

Computron Financials consists of a series of modules that are listed below:

--------------------------------------------------------------------------------
         MODULE                                    FEATURES
--------------------------------------------------------------------------------
COMPUTRON GENERAL LEDGER            The Computron General Ledger module enables
                                    the collection and reporting of accounting
                                    information and permits multi-dimensional
                                    chart of account structures, multiple
                                    reporting period processing, parallel
                                    posting, user-defined management reporting
                                    and unlimited reporting levels.
--------------------------------------------------------------------------------
COMPUTRON FINANCIAL REPORTING       The Computron Financial Reporting module
                                    consolidates and reports enterprise data on
                                    a user-defined basis (by organization,
                                    product, cost, revenue, demographics and
                                    other bases) and provides executive
                                    information functions.
--------------------------------------------------------------------------------
COMPUTRON ACCOUNTS PAYABLE          The Computron Accounts Payable module
                                    manages payments made to vendors and other
                                    third parties, enables automation of
                                    accounts payable processing and permits
                                    user-definition, on-line vendor review,
                                    voucher preparation, receiving payment and
                                    advance payment handling and multiple
                                    invoice approval methods.
--------------------------------------------------------------------------------
COMPUTRON ACCOUNTS RECEIVABLE       The Computron Accounts Receivable module
                                    enables users to optimize the management of
                                    accounts receivable and provides
                                    customizable and split payment terms,
                                    customer profiles, recurring item processing
                                    and deposit and prepayment management.
--------------------------------------------------------------------------------
COMPUTRON PURCHASE ORDER AND        The Computron Purchase Order and Materials
MATERIALS MANAGEMENT                Management module enables automated purchase
                                    order processing, user-defined vendor
                                    evaluation and allows for blanket and
                                    standard orders, on-line printing of
                                    purchase orders, critical delivery flagging,
                                    "contract near limit" warnings and
                                    early/late and over/under shipment reports.
--------------------------------------------------------------------------------
COMPUTRON INVENTORY CONTROL         The Computron Inventory Control module
                                    handles inventory control functions,
                                    including automatic pick tickets, automatic
                                    reorder, automatic cycle count and
                                    substitute item capabilities.
--------------------------------------------------------------------------------
COMPUTRON FIXED ASSETS              The Computron Fixed Assets module tracks
                                    fixed assets, maintains related financial
                                    and accounting records and provides for
                                    flexible, unlimited depreciation calendars,
                                    user-defined asset identification and make,
                                    model and number descriptions.
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
               MODULE                               FEATURES
--------------------------------------------------------------------------------
COMPUTRON TIME AND EXPENSE ACCOUNTING      The Computron Time and Expense
                                           Accounting module handles tracking
                                           and accounting for time-based billing
                                           and expenses through the use of
                                           user-defined codes, with multi-level
                                           time and expense tracking,
                                           customizable billing memos, flexible
                                           billing rate options and automated
                                           integration with accounts payable and
                                           accounts receivable processing.
--------------------------------------------------------------------------------
COMPUTRON ENCUMBRANCE ACCOUNTING           The Computron Encumbrance Accounting
                                           module enables public sector and
                                           non-for-profit accounting by
                                           enforcing strict controls over
                                           disbursements and purchasing
                                           commitments to ensure that they do
                                           not exceed budgeted amounts.
--------------------------------------------------------------------------------
COMPUTRON APPLICATION DEVELOPMENT TOOLSET  The Computron Application Development
                                           Toolset module provides a
                                           graphical-based toolset enabling
                                           users to change application data
                                           models, presentation, rules, and
                                           logic/connectivity to other
                                           applications, and manages
                                           customization of menu, user
                                           preferences, security and other
                                           processing related characteristics.
--------------------------------------------------------------------------------

Computron Financials incorporates numerous international features, including multi-currency and multi-national support capabilities and the ability to support the numeric, data and address formats of various countries, accounting standards and tax calculations, such as value-added taxation of various countries.

COMPUTRON WORKFLOW

Computron Workflow automates various labor intensive functions throughout large organizations (such as customer service, accounts payable processing, accounts receivable processing and claims processing). Computron Workflow can be used as a stand-alone application or in conjunction with Computron Financials or third-party applications. Computron Workflow is designed to improve the productivity and efficiency of business processes within large organizations that handle substantial quantities of transactions and activities on a proceduralized basis. Computron Workflow enables users to develop systems which automate their document processing and procedure, including on-line routing of documents or transactions and customized sequencing of processing tasks throughout an organization. Computron Workflow can be used in a wide variety of applications in the process-based, transactional or labor intensive areas within an organization, including (i) industry-independent functions, such as accounts receivable and accounts payable processing, customer service, legal compliance and order processing and (ii) industry-specific functions, such as claims processing, membership or new account creation, loan origination and servicing and brokerage account processing.

The following table briefly describes the individual modules of Computron
Workflow:

--------------------------------------------------------------------------------
          MODULE                                   FEATURES
--------------------------------------------------------------------------------
COMPUTRON WORKFLOW                  The Computron workflow module enables
                                    on-line, real-time management review and
                                    optimization of business processes, allows
                                    for the fine-tuning and adjustment of
                                    process handling and the audit and
                                    supervision of productivity, and handles
                                    standard business and industry-specific
                                    processes.
--------------------------------------------------------------------------------
COMPUTRON REPORT & QUERY            The Computron Report & Query module allows
                                    sophisticated report writing, multiple data
                                    file integration, on-line review and data
                                    extraction in connection with Computron
                                    Workflow.
--------------------------------------------------------------------------------
COMPUTRON RECORDS MANAGEMENT        The Computron Records Management module
                                    provides batch or individual document
                                    scanning and storage and is able to handle
                                    document input from a variety of formats and
                                    sources, including fax transmissions and
                                    optical character recognition-based systems,
                                    and handles user-defined query and retrieval
                                    functions.
--------------------------------------------------------------------------------

COMPUTRON COOL

Computron COOL software enhances access to data available throughout an enterprise by complementing on-line data with information that is typically stored off-line in the report output of various computing systems or stored on microfiche or on paper. Computron COOL accesses data that is found in reports produced by the various computer systems found in an enterprise, regardless of whether the reports were produced by a mainframe, legacy, personal computer, or client/server computer system and regardless of the application that generated the reports. Computron COOL can function as a substitute for computer output to microfiche, an on-line report viewer, a facility for downloading information from paper reports into spreadsheets and other applications, a data warehousing support tool, as well as a tool kit for "relating" information extracted from disparate data sources.

Computron COOL software accesses data in report format from the user's existing systems, and then indexes, compresses, and saves the data on magnetic storage or optical disks. Computron COOL software then enables users throughout an enterprise to retrieve the data simultaneously, to search the data on-line, as well as download the data to spreadsheets or word processing documents, and to print, fax, or otherwise distribute all or parts of the data on an easy-to-use basis. Computron COOL can function on a stand-alone basis and can be integrated with Computron Financials and Computron Workflow, as well as with the customers' own and third party applications.

SERVICES

As of December 31, 1995, the Company had 159 employees providing customer support and technical, consulting and training services. The Company's services are described below.

CUSTOMER SUPPORT

Support for the domestic U.S. clients is based out of the Company's corporate headquarters in Rutherford, New Jersey, with hotline access between the hours of 8:00 a.m. and 9:00 p.m. Eastern time. Major client support centers are also based in Hong Kong, London, Melbourne and Sydney. Annual maintenance contracts are generally required for the first year of a customer's use of the Company's products, and are renewable on an annual basis. The maintenance contract also entitles the customer to any product enhancements released during the term of the contract. Maintenance fees are typically equal to 15% of the products under license.

The Company also provides product information bulletins on an ongoing basis and periodic informational updates about the products installed. These bulletins generally answer commonly asked questions and provide information about new product features. The Company also provides services for the development of customized documentation about the customer's system to reflect, among other things user-defined modifications and specific business logic and processes.

TECHNICAL SERVICES

The Company offers assistance in customizing the Company's software or developing interfaces with third party software or legacy systems. These services are designed to enable the development of additional client-specific functionality. The Company also provides network troubleshooting and assists its customers in deploying client/server systems, RDBMS software, operating systems and telecommunications programs. Such services are generally not directly related to the implementation of the Company's products but relate to effective enterprise-wide solutions.

CONSULTING SERVICES

The Company's consulting services organization provides project assurance, business systems review, technical design, functional design, business modeling, system building, system tailoring, system certification, change management and ongoing project support. The Company also frequently works with third party consultants and system integrators to provide customers with a full range of installation, customization and project management services.

EDUCATION SERVICES

The Company's education services group is responsible for the development and delivery of training courses designed to familiarize users with Computron's products. A standard schedule of courses is delivered at Computron's headquarters with additional courses delivered at other domestic and international locations on a periodic basis. A course catalog and schedule are provided to the Company's customers. In addition to regularly scheduled classroom training, Computron's education services group works with each customer to develop tailored training courses for delivery at their site. The group also provides standard courses at the customer's location. Training courses vary in length from one to five days.

SALES AND MARKETING

The Company currently markets its products and services primarily through a direct sales force in the United States and directly and indirectly in other parts of the world. The Company conducts comprehensive marketing programs in the United States which include telemarketing, public relations, direct mail, advertising, seminars, trade shows and ongoing customer communications programs. As of December 31, 1995, the Company's sales and marketing organization consisted of 123 employees.

The Company's marketing efforts in the United States are conducted by a direct sales force which is located at the Company's headquarters in Rutherford, New Jersey, and in the Atlanta, Boston, Chicago, Los Angeles, San Francisco and Washington, D.C., metropolitan areas. The Company's U.S. marketing efforts are supported by independent distributors and systems integrators. In addition, the Company has established strategic alliances with hardware and software vendors.

Outside of the United States, the Company maintains sales and support offices in Australia, Hong Kong, Indonesia, Poland, Singapore, Toronto and the United Kingdom. The Company has also established distribution arrangements with third parties in Australia, Indonesia, Malaysia, the Netherlands and South Africa.

STRATEGIC ALLIANCES

The Company has established strategic alliances and relationships with a number of organizations that it believes are important to the development, sales, marketing and support of its products. The Company's relationships with software and hardware vendors, systems integrators and consulting firms, many of which are not the subject of formal written agreements, provide marketing and sales leads to the Company's direct sales force and expand the distribution of its products. The Company's strategic alliances and relationships also assist the Company in keeping pace with the technological developments of major software and hardware vendors. The Company intends to continue to develop its strategic alliances with leading hardware and software vendors, consulting firms, systems integrators and distributors in the future.

SYSTEMS INTEGRATORS AND CONSULTANTS

The Company has established non-exclusive, formal and informal relationships with systems integrators and consultants who are active in the selection and implementation of information systems, including Andersen Consulting, Cap Gemini America, Price Waterhouse and Systems House Limited. In addition, the Company has established relationships with independent distributors. By providing technical, consulting and integration services for the Company's products, these companies expand the ability of the Company to service and implement its products.

HARDWARE VENDORS

The Company has developed relationships with major hardware vendors such as Digital Equipment Corporation, Hewlett-Packard, IBM and Sun Microsystems. These hardware vendors provide sales leads, technical support and, in some cases, have funded the cost of porting the Company's products to their hardware.

SOFTWARE VENDORS

The Company has established relationships with third party software vendors including Computer Associates, Informix, Microsoft, Oracle and Sybase. These vendors provide sales leads, assist the Company in developing the capability of the Company's products to interoperate with third party software and assist the Company in incorporating new technologies.

PRODUCT DEVELOPMENT

The Company has a dedicated product development and engineering organization and has periodically released new products and enhancements to existing products. Product development efforts are directed at increasing product functionality, improving product performance and expanding the capabilities of the products to interoperate with third party software and hardware. In particular, the Company is devoting substantial development resources to develop additional modules for its products and the capability to support additional platforms, databases, GUIs, toolsets and emerging technologies. While the Company anticipates that certain new products and enhancements will be developed internally, the Company may acquire or license technology or software from third parties when appropriate.

There can be no assurance that the Company will be successful in developing and marketing product enhancements or new products that respond to technological change, changes in customer requirements, or emerging industry standards, that the Company will not experience difficulties that could delay or prevent the successful development, introduction and marketing of such products and enhancements, or that any new products or enhancements that it may introduce will achieve market acceptance. The inability of the Company, for technological or other reasons, to develop and introduce new products or enhancements in a timely manner in response to changing customer requirements, technological change or emerging industry standards, would have a material adverse effect on the Company's business, results of operations and financial condition. See "Business -- Risk Factors -- New Products and Rapid Technological Change: Risk of Product Defects, Development Delays and Lack of Market Acceptance."

As of December 31, 1995, the Company had 99 employees engaged in product development and engineering.

COMPETITION

The financial applications and business software market is intensely competitive and rapidly changing. A number of companies offer products similar to the Company's products and target the same customers as the Company. The Company believes its ability to compete depends upon many factors within and outside its control, including the timing and market acceptance of new products and enhancements developed by the Company and its competitors, product functionality, performance, price, reliability, customer service and support, sales and marketing efforts and product distribution. The primary competition for Computron Financials are the financial applications software offered by Oracle Corporation, PeopleSoft, Inc. and SAP AG. The principal competitors for the Company's Computron Workflow and Computron COOL software are Wang Laboratories, Inc. ("Wang") and FileNet Corporation. The Company has entered into an agreement with Wang pursuant to which Wang has the right to license Computron COOL software to third parties under its own private label and modify such software. In exchange, Wang paid a non-refundable source code and fully paid-up license fee to the Company. The Company anticipates that Wang's COOL-based product may become a significant competitor to Computron COOL. Most of the Company's competitors are substantially larger than the Company and have significantly greater financial, technical and marketing resources, and extensive direct and indirect channels of distribution. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sale of their products than the Company. The Company's products also compete with products offered by other vendors, and with proprietary software developed by third-party professional service organizations and management information systems departments of potential customers. Due to the relatively low barriers for entry in the software market, the Company expects additional competition from other established and emerging companies as the client/server applications software market continues to develop and expand. The Company also expects that competition will increase as a result of software industry consolidations. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address the needs of the Company's prospective customers. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any of which would have a material adverse effect on the Company's business, results of operations and financial condition. There can be no assurance that the Company will be able to compete successfully against current or future competitors or that competitive pressures will not have a material adverse effect on the Company's business, results of operations and financial condition. See "Business -- Risk Factors -- Intense Competition."

INTELLECTUAL PROPERTY

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

Although the Company has certain common law rights in relation to its trademarks, service marks and product names, it does not have any trademark or service mark registrations. The Company has two pending applications for "COMPUTRON." A number of corporations and businesses have trademarks and service marks which are similar to or identical to "COMPUTRON." Although the Company believes that its "COMPUTRON" mark and other trademarks and service marks are distinct, there can be no assurance that the Company will be able to register or protect its trademarks and service marks. See "Business -- Risk Factors -- Dependence on Proprietary Rights; Risks of Infringement."

EMPLOYEES

As of December 31, 1995, the Company had 431 full-time employees, including 99 in product development and engineering, 159 in customer service and support, 123 in sales and marketing, and 50 in finance and administration. The Company's employees are not covered by any collective bargaining agreements. The Company believes that its relations with its employees are good.

                                   MANAGEMENT

DIRECTORS, EXECUTIVE OFFICERS AND KEY MANAGEMENT EMPLOYEES

The directors, executive officers and key management employees of the Company are as follows:

               NAME                       AGE                          POSITION
Andreas Typaldos ......................   50         Chief Executive Officer and Chairman of the Board
Joseph Esposito .......................   43         President, Worldwide Operations
Richard Yonker ........................   48         Vice President, Chief Financial Officer, Treasurer and
                                                     Secretary
Elias Typaldos ........................   45         Vice President, Research and Development and Director
Gennaro Vendome .......................   49         Vice President, Enterprise Sales and Director
William Simmons .......................   49         Vice President, Client Services, Worldwide
Alex Plavocos .........................   49         Vice President, Marketing
Carl Rosenberg ........................   45         Vice President, Worldwide Sales
Gregory Kopchinsky (1) ................   44         Director
Robert Migliorino (1) .................   45         Director

-----------------
(1)  Member of the Audit and Compensation Committees.

ANDREAS TYPALDOS, a founder of the Company, has been Chief Executive Officer and Chairman of the Board of Directors since the Company's formation in 1978 and was also the President until October 1994, Prior to founding the Company, Mr. A. Typaldos was the principal architect and manager of the MISTER WIZARD computer system of the AT&T Corp./New York Telephone Co.

JOSEPH ESPOSITO joined the Company as President, Worldwide Operations in October 1994. From July 1991 to September 1994, Mr. Esposito held various senior management positions at Ross Systems, Inc., a software company, most recently as Vice President of Client Services. From 1979 to July 1991, Mr. Esposito held various senior management positions with Wang, which produces computing equipment, related peripheral devices and workflow/image management software.

RICHARD YONKER joined the Company as Vice President, Chief Financial Officer, Treasurer and Secretary in December 1995. Prior to joining the Company, Mr. Yonker was Senior Vice President and Chief Financial Officer of Asyst Technologies, a semiconductor capital equipment company. From December 1992 to April 1994, Mr. Yonker was Vice President, Finance and Information Systems at the ASK Group, a software company. From 1981 to November 1992, Mr. Yonker held various international positions at Digital Equipment Corporation, including Europe-Finance Director.

ELIAS TYPALDOS, a founder of the Company, has been Vice President, Research and Development and a director since the Company's formation in 1978.

GENNARO VENDOME, a founder of the Company, has been Vice President, Enterprise Sales and a director since the Company's formation in 1978. Mr. Vendome was Treasurer of the Company from 1981 until 1991 and Secretary of the Company from 1982 until 1991. Prior to joining the Company, Mr. Vendome was a project leader of the MISTER WIZARD computer system of the AT&T Corp./New York Telephone Co.

WILLIAM SIMMONS joined the Company in May 1995 as Vice President, Client Services, Worldwide. Mr. Simmons was the Vice President of Business Development at Nationar, a financial services organization, from November 1993 to May 1995. Mr. Simmons served in various capacities, including President and

Chief Operating Officer, at Metering Services Incorporated ("MSI"), a software integrator working with the utility and communication industries, from 1987 to November 1993. Prior to joining MSI, Mr. Simmons held a number of sales, sales management, training and development positions at Xerox Corp. and Wang.

ALEX PLAVOCOS joined the Company in June 1994 as Vice President, Marketing. From July 1991 to June 1994, Mr. Plavocos was Director of Corporate Marketing for Information Builders Inc., a software company. Mr. Plavocos held various marketing positions with Applied Data Research/Computer Associates, a software company, from November 1983 to June 1991.

CARL ROSENBERG joined the Company in May 1994 as Vice President, North American Sales. Mr. Rosenberg was promoted to Vice President, Worldwide Sales in March, 1996. From January 1990 to May 1994, Mr. Rosenberg was Vice President and General Manager of the UNIX division of Information Builders Inc.

GREGORY KOPCHINSKY has been a director since 1994. Mr. Kopchinsky is a partner of the venture capital partnership Canaan Partners, which through its affiliates is a principal stockholder of the Company. Mr. Kopchinsky joined Canaan Partners as a General Partner in 1990. From 1984 to 1990, he was a Vice President at J.P. Morgan with principal responsibility for private debt and equity financings. Prior to joining J.P. Morgan, Mr. Kopchinsky was an attorney with Davis Polk & Wardwell specializing in complex financing transactions.

ROBERT MIGLIORINO has been a director since 1991. Mr. Migliorino is a founding partner of the venture capital partnership Canaan Partners, which through its affiliates is a principal stockholder of the Company. Prior to establishing Canaan Partners in 1987, he spent 15 years with General Electric Co. in their Drive Systems, Industrial Control, Power Delivery, Information Services and Venture Capital businesses.

All of the current members of the Company's Board of Directors were elected to the Board of Directors in accordance with certain provisions of a voting agreement and the Company's Certificate of Incorporation. Two of the seats on the Company's Board of Directors are currently vacant. Mr. A Typaldos and Mr. E. Typaldos are brothers.

RISK FACTORS

LIMITED HISTORY OF PROFITABILITY; PRIOR LOSSES

The Company incurred net losses of $2.4 million for 1994, and a net loss of $8.6 million for 1995. The Company also incurred a net loss for each of the years ended December 31, 1990, 1991, 1992, and 1993. As of December 31, 1995, the Company had an accumulated deficit of $17.5 million. There can be no assurance that the Company will be profitable in the future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

The Company's business has experienced and is expected to continue to experience significant seasonality, due in part to customer buying patterns. In recent years until 1995, the Company generally has had greater demand for its products in the fourth quarter. These fluctuations are caused primarily by customer budgeting and purchasing patters and by the Company's sales commission policies which compensate sales personnel on the basis of quarterly and annual performance quotas. The Company believes this pattern may continue in the future.

Due to the foregoing factors, it is likely that in some future quarter the Company's operating results will be below the expectations of public market analysts and investors. Such an event would have a material adverse effect on the price of the Company's Common Stock. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

INTENSE COMPETITION

The financial applications and business software market is intensely competitive and rapidly changing. A number of companies offer products similar to the Company's products and target the same customers as the Company. The Company believes its ability to compete depends upon many factors within and outside its control, including the timing and market acceptance of new products and enhancements developed by the Company and its competitors, product functionality, performance, price, reliability, customer service and support, sales and marketing efforts and product distribution. The primary competition for Computron Financials are the financial applications software offered by Oracle Corporation, PeopleSoft, Inc. and SAP AG. The principal competitors for the Company's Computron Workflow and Computron COOL software are Wang and FileNet Corporation. The Company has entered into an agreement with Wang pursuant to which Wang has the right to license Computron COOL software to third parties under its own private label and modify such software. In exchange, Wang paid a non-refundable source code and fully paid-up license fee to the Company. The Company anticipates that Wang's COOL-based product may become a significant competitor to Computron COOL. Most of the Company's competitors are substantially larger than the Company and have significantly greater financial, technical and marketing resources and established, extensive direct and indirect channels of distribution. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sale of their products than the Company. The Company's products also compete with products offered by other vendors, and with proprietary software developed by third-party professional service organizations and management information systems departments of potential customers. Due to the relatively low barriers to entry in the software market, the Company expects additional competition from other established and emerging companies as the client/server applications software market continues to develop and expand. The Company also expects that competition will increase as a result of software industry consolidations. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address the needs of the Company's prospective customers. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any of which would have a material adverse effect on the Company's business, results of operations and financial condition. There can be no assurance that the Company will be able to compete successfully against current or future competitors or that competitive pressures will not have a material adverse effect on the Company's business, results of operations and financial condition. See "Business-Competition."

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

Following the audit of the Company's consolidated financial statements for 1994, the Company received a management letter from its independent public accountants, Arthur Andersen LLP, which enumerated material weaknesses in the Company's financial and accounting processes, controls, reporting systems and procedures. The Company's independent public accountants highlighted the Company's need for additional financial and accounting personnel with software industry experience. In addition, the Company's independent public accountants noted (i) the need for uniformity in the language of its contracts and recommended that the Company standardize the terms of its license agreements and expand its internal contract review and approval procedures , (ii) deficiencies in the organization of customer and contract files and recommended that the Company improve and standardize record keeping, (iii) the need for expanded and formalized accounts receivable collection procedures, (iv) the need for improved documentation and record keeping relating to consulting service projects, and
(v) the need to develop policies and procedures to accurately identify the date when technological feasibility of developed software has been attained and to improve the documentation and record keeping for capitalized software development costs and to do so on a timely basis. During 1995, the Company experienced significant turnover of its senior financial and accounting personnel which management believes delayed the implementation of certain improvements and resulted in material weaknesses in these same areas. The December 31, 1995 audit resulted in material adjustments to the fourth quarter's revenues and expenses. Arthur Andersen LLP has notified the Company that it intends to issue a material weakness letter in connection with their completion of the audit of the Company's financial statements for 1995. The matters to be discussed in the letter are expected to be substantially the same as those discussed above. In addition, they have recommended that the Company implement improved internal accounting control procedures approved by the audit committee of the Board of Directors and reorganize and upgrade the contracts administration processes, procedures and personnel to ensure proper revenue recognition and financial reporting. The Company believes that further additions to its financial and accounting staff, and improvements in financial and accounting controls, are needed to correct such material weaknesses and to manage further growth, should it occur. The failure to implement such changes or to hire additional financial and accounting personnel on a timely basis could have a material adverse effect on the Company's business, results of operations and financial condition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Management."

DEPENDENCE ON PRINCIPAL PRODUCTS

Substantially all of the Company's revenues are derived from the licensing of Computron Financials, Computron Workflow and Computron COOL and fees from related services. These products and services are expected to continue to account for substantially all of the Company's revenues for the foreseeable future. Accordingly, the Company's future results of operations will depend, in part, on achieving broader market acceptance of these products and services, as well as the Company's ability to continue to enhance these products and services to meet the evolving needs of its customers. A reduction in demand or increase in competition in the market for financial applications or business software, or decline in sales of such products and services, could have a material adverse effect on the Company business, results of operations and financial condition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business-Products."

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

Software products as complex as those offered by the Company often encounter development delays and may contain undetected errors or failures when introduced or when new versions are released. The Company has in the past experienced delays in the development of software by third parties which software is being licensed to and implemented by customers who are simultaneously licensing and implementing the Company's products. Those delays have resulted in delays in the development and shipment of the Company's products. There can be no assurance that, despite testing by the Company and by current and potential customers, errors will not be found in new products or enhancements after commencement of commercial shipments, or that the Company will not experience development delays, resulting in loss of or delay in market acceptance of a new product or enhancement, which could have a material adverse effect on the Company's business, results of operations and financial condition. See "Business-Product Development."

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

The Company is not aware that any of its products, trademarks or other proprietary rights infringe the proprietary rights of third parties. However, there can be no assurance that third parties will not assert infringement claims against the Company in the future with respect to current or future products. As the number of software products in the industry increases and the functionality of these products further overlap, the Company believes that software developers may become increasingly subject to infringement claims. Any such claims, with or without merit, can be time consuming and expensive to defend, cause product shipment delays or require the Company to enter into royalty or licensing agreements. Such royalty and license agreements, if required, may not be available on terms acceptable to the Company, or at all, which could have a material adverse effect on the Company's business, results of operations and financial condition. See "Business-Intellectual Property."

RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS

The Company derived approximately $4.4 million, $9.1 million, and $14.2 million, or 18.6%, 28.0%, and 26.9% of its total revenues, from customers outside of the United States in 1993, 1994 and 1995, respectively. The Company expects that such revenues will continue to represent a significant percentage of its total revenues in the future. The Company believes that its continued growth and profitability will require expansion of its sales in international markets. The Company intends to continue to expand its operations outside of the United States and enter additional international markets, which will require significant management attention and financial resources. There can be no assurance, however, that the Company will be able to maintain or increase international market demand for its products and services. Most of the Company's international license fees and services revenue are denominated in foreign currencies. Decreases in the value of foreign currencies relative to the U.S. dollar could result in losses from foreign currency translations. The Company does not currently hedge its foreign exchange exposure. With respect to the Company's sales that are U.S. dollar-denominated, decreases in the value of foreign currencies relative to the U.S. dollar could make the Company's products less price competitive. Additional risks inherent in the Company's international business activities generally include unexpected changes in regulatory requirements, tariffs and other trade barriers, costs of localizing products for foreign countries, lack of acceptance of localized products in foreign markets, longer accounts receivable payment cycles, difficulties in managing international operations, potentially adverse tax consequences, restrictions on repatriation of earnings and the burdens of complying with a wide variety of foreign laws. There can be no assurance that such factors will not have a material adverse effect on the Company's future international revenues and, consequently, on the Company's business, results of operations and financial condition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

EXPANSION OF INDIRECT CHANNELS

An integral part of the Company's strategy is to expand indirect marketing channels using systems integrators and to increase the proportion of the Company's customers licensed through such indirect channels. The Company is currently investing, and intends to continue to invest, significant resources to develop indirect marketing channels. There can be no assurance that the Company will be able to attract and retain systems integrators that will be able to market the Company's products effectively and will be qualified to provide timely and cost-effective customer support and service. The Company's agreements with such third parties are generally not exclusive and many of those third parties also market competitive products. In many cases, these agreements may be terminated by either party at any time without cause. The inability to attract and retain systems integrators could have a material adverse effect on the Company's business, results of operations and financial condition. See "Business-Sales and Marketing" and "Strategic Alliances."

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

The Company also licenses software from third parties which is incorporated into its products. These licenses expire from time to time. In addition, the Company generally does not have access to source code for the software supplied by these third parties. Certain of these third parties are small companies that do not have extensive financial and technical resources. If any of these relationships were terminated or if any of these third parties were to cease doing business, the Company may be forced to expend significant time and development resources to replace the licensed software. Such an event would have a material adverse effect upon the Company's business, results of operations and financial condition. See "Business-Strategic Alliances," and "Intellectual Property."

CONTROL BY EXISTING STOCKHOLDERS

The Company's senior management, directors and affiliated entities together beneficially own approximately 67.1% of the outstanding shares of Common Stock. As a result, these stockholders are able to exercise control over matters requiring stockholder approval, including the elect directors, and mergers, consolidations and sales of all or substantially all of the assets of the Company. This may prevent or discourage tender offers for the Company's Common Stock unless the terms are approved by such stockholders.

RELIANCE ON KEY PERSONNEL

The Company's future success will depend to a significant extent upon a number of key management and technical personnel. The loss of the services of one or more key employees, including Andreas Typaldos, Chief Executive Officer and Chairman of the Board, could have a material adverse effect on the Company's business. The Company is a party to employment agreements with certain key personnel, including Andreas Typaldos. In addition, the Company is the beneficiary of $2.15 million in key-person life insurance on the life of Andreas Typaldos and is the beneficiary of key-person life insurance on the lives of certain other key personnel. The Company believes that its future success will also depend in large part upon its ability to attract and retain highly skilled technical, management, sales and marketing personnel. Competition for such personnel is intense, and the services of qualified personnel are difficult to obtain and replace. There can be no assurance that the Company will be successful in attracting and retaining the personnel necessary to develop, market, service and support its products and conduct its operations successfully. The inability of the Company to attract, hire, assimilate and retain such personnel, or to increase revenues at a rate sufficient to absorb the resulting increased expenses, would have a material adverse effect on the Company's business, results of operations and financial condition. See "Business-Employees" and "Management."

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

ITEM 2. PROPERTIES

FACILITIES

The Company's corporate headquarters are located in Rutherford, New Jersey in leased facilities consisting of 40,000 square feet of office space occupied under a lease expiring in December 1998 with an option to renew the lease for one additional three-year period. The Company leases additional facilities and offices, including facilities located in the Atlanta, Boston, Chicago, Los Angeles, San Francisco, Toronto and Washington, D.C. metropolitan areas. The Company also leases sales and support offices outside of North America in Australia, Hong Kong, Indonesia, Poland, Singapore and the United Kingdom. While the Company believes that its facilities are adequate for its present needs, the Company is consistently reviewing its needs and may add facilities in the future. The Company believes that additional space would be available on commercially reasonable terms.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Pursuant to a Written Action of Stockholders, dated March 24, 1995, the holders of a majority of the voting securities of the Company approved a change in the name of the Company. Pursuant to Written Action of Stockholders, dated June 15, 1995, the holders of a majority of the voting securities of the Company adopted the Company's 1995 Stock Option Plan. Pursuant to a Written Action of Stockholders, dated June 20, 1995, the holders of a majority of the voting securities of the Company (i) adopted the

Company's Amended and Restated By-Laws, (ii) waived their right of first offer,
(iii) waived their registration rights, and (iv) approved the issuance of the shares in the Company's initial public offering. Pursuant to a Written Action of Stockholders, dated June 21, 1995, the holders a majority of the voting securities of the Company adopted the Third Amended and Restated Certificate of Incorporation.

No matters were submitted to a vote of security holders during the fourth quarter of 1995.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

The Company's Common Stock is traded on the Nasdaq National Market under the symbol "CTRN." The following table lists the high and low sales prices for the periods set forth below:

             PERIOD                                   HIGH        LOW
             ------                                   ----        ---
             Third quarter of 1995 .............     $21.00     $16.375
             Fourth quarter of 1995 ............     $18.25     $13.50

             First quarter of 1996 through March
             27, 1996 ..........................     $18.00     $ 6.375

As of March 27, 1996 the approximate number of record holders of the Company's Common Stock was 93.

The Company has never paid cash dividends on its capital stock. The Company currently intends to retain any earnings for use in its business and does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated financial data set forth below for the years ended December 31, 1991, 1992, 1993, 1994 and 1995 have been derived from the audited consolidated financial statements (as restated) of the Company. The consolidated statement of operations data for the years ended December 31, 1993, 1994 and 1995, and the consolidated balance sheet data for the years ended December 31, 1994 and 1995 are derived from, and are qualified by reference to, the audited consolidated financial statements (as restated) and the related notes thereto included elsewhere in this report. The selected consolidated financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations' and the consolidated financial statements of the Company and related notes thereto included elsewhere in this report.

                                                      (In thousands, except per share data)
                                                              Years Ended December 31,
                                          ----------------------------------------------------------------
                                            1991          1992          1993          1994          1995
                                          --------      --------      --------      --------      --------
STATEMENT OF OPERATIONS DATA (1):

Revenues:
         License fees                     $  8,728      $ 10,359      $ 12,694      $ 20,615      $ 33,766
         Services                            5,918         9,286        10,894        11,858        19,029
                                          --------      --------      --------      --------      --------
            Total revenues                  14,646        19,645        23,588        32,473        52,795
Operating expenses:
         Cost of license fees                  370           467           850         2,447         4,673
         Cost of services                    2,867         6,569         6,935         7,738        12,988
         Sales and marketing                 5,046         8,324         8,788        11,845        19,387
         General and administrative          2,782         3,797         5,668         5,607        11,269
         Product development and
            engineering                      4,794         4,106         4,685         6,888         9,651
         Purchased research and
                development                     --            --            --            --         3,797
                                          --------      --------      --------      --------      --------
            Total operating expenses        15,859        23,263        26,926        34,525        61,765
                                          --------      --------      --------      --------      --------
Operating income (loss)                     (1,213)       (3,618)       (3,338)       (2,052)       (8,970)
Other income (expense)                         (43)           26          (203)         (206)          742
                                          --------      --------      --------      --------      --------
Loss before income taxes                    (1,256)       (3,592)       (3,541)       (2,258)       (8,228)
Provision (benefit) for income taxes          (474)         (245)          323           150           350
                                          --------      --------      --------      --------      --------
Net income (loss)                         $   (782)     $ (3,347)     $ (3,864)     $ (2,408)     $ (8,578)
                                          ========      ========      ========      ========      ========
Pro forma net (loss) per common share                                                             $   (.46)
                                                                                                  ========
Shares used in pro forma per common
 share computation                                                                                  18,809
                                                                                                  ========

                                                                   As of December 31,
                                             -------------------------------------------------------------
                                              1991         1992          1993          1994          1995
                                             -------     --------      --------      --------      -------
BALANCE SHEET DATA (1):
Cash, cash equivalents and short-term
   investments                               $ 7,891     $  7,235      $  4,554      $ 16,302      $46,651
Working capital                                6,852          434         1,619         7,688       40,450
Total assets                                  15,076       15,585        16,119        35,075       71,367
Total debt and capital lease obligations       2,030        3,345         5,183         6,496          820
Redeemable convertible preferred stock         6,688       11,144        14,611        40,038           --
Total stockholders' equity (deficit)           2,410       (3,592)      (10,907)      (28,782)      46,398

(1) The Consolidated financial data for 1992 through 1995 has been restated. See Note 2 of Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto, as restated, and is qualified in its entirety by reference thereto.

This Report contains statements of a forward-looking nature relating to future events or the future financial performance of the Company. Investors are cautioned that such statements are only predictions and that actual events or results may differ materially. In evaluating such statements, investors should specifically consider the various factors identified in this Report which could cause actual results to differ materially from those indicated by such forward-looking statements, including the matters set forth in "Business -- Risk Factors."

OVERVIEW

The Company was founded in 1978 as a developer of custom financial software for mission-critical applications in large organizations, primarily financial institutions. In the early 1980's, the Company developed financial software for legacy platforms and introduced sophisticated enterprise-wide financial software. Identifying the need for client/server financial software applications in the late 1980's, the Company commenced the re-architecture of its financial software and began the development and deployment of new product, specifically a workflow and document management product. In 1993, the Company introduced Computron Financials and Computron Workflow, the client/server versions of its financial and workflow products. Computron COOL was introduced in the latter half of 1993. Since 1994, the Company has released versions of its products with the capability to interoperate with popular RDBMS software.

The Company has continued to expand its direct sales force and its indirect channels of distribution and in late 1994 began emphasizing indirect channels of distribution for Computron Workflow and Computron COOL. The Company's sales and marketing organization has grown from 67 employees at December 31, 1992 to 123 employees at December 31, 1995. The Company has also expanded its indirect channels of distribution by establishing relationships with systems integrators, distributors and third party service providers. The Company substantially increased its sales and marketing and product development and engineering expenses in 1994 and 1995 to complete the development, introduction, sale, marketing and support of its new products. The Company has experienced, and may in the future experience, significant fluctuations in its quarterly and annual revenues and results of operations. The Company believes that domestic and international operating results will continue to fluctuate significantly in the future as a result of a variety of factors, including the timing of revenue recognition related to significant license agreements, the lengthy sales cycle for the Company's products, the proportion of revenues attributable to license fees versus services, the amount of revenue generated by resales of third party software, changes in product mix, demand for the Company's products, the size and timing of individual license transactions, the introduction of new products and product enhancements by the Company or its competitors, changes in customers' budgets, competitive conditions in the industry and general economic conditions. For a description and certain factors which may affect the Company's operating results, see "Business - Risk Factors -- Potential for Significant Fluctuations in Operating Results; Seasonality" and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Certain Factors Affecting Operating Results."

The Company generated a net loss of $2.4 million in 1994, and a net loss of $8.6 million for 1995. The Company also incurred a net loss for each of the years ended December 31, 1990, 1991, 1992, and 1993.

As of December 31, 1995, the Company had an accumulated deficit of $17.5 million. There can be no assurance that the Company will be profitable in the future.

The Company's revenues are derived from license fees and services. Revenues for services and training are recognized upon performance of the services. The Company's license agreements generally do not provide a right of return. Historically, the Company's backlog has been insubstantial, since products are generally shipped as orders are received.

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

Arthur Andersen LLP has notified the Company that it intends to issue a material weakness letter in connection with their completion of the audit of the Company's financial statements for 1995. The matters to be discussed in the letter are expected to be substantially the same as those discussed above. In addition, they have recommended that the Company implement improved internal accounting control procedures approved by the audit committee of the Board of Directors and reorganize and upgrade the contracts administration processes, procedures and personnel to ensure proper revenue recognition and financial reporting. The Company believes that further improvements in its financial and accounting controls are needed to correct such material weaknesses and manage future growth, should it occur and concurs in such recommendations. The Company intends to further improve its financial and accounting controls and implement such recommendations during 1996. See "Business -- Risk Factors -- Management of Growth."

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated, certain operating data as a percentage of total revenues:

                                                     Years Ended December 31,
                                                   -----------------------------
                                                   1993        1994        1995
                                                   -----       -----       -----
Revenues:
         License fees                               53.8%       63.5%       64.0%
         Services                                   46.2        36.5        36.0
                                                   -----       -----       -----
            Total revenues                         100.0%      100.0       100.0
Costs and expenses:
         Cost of license fees                        3.6         7.5         8.9
         Cost of services                           29.4        23.8        24.6
         Sales and marketing                        37.3        36.5        36.7
         General and administrative                 24.0        17.3        21.3
         Product development and engineering        19.9        21.2        18.3
         Purchased research and development           --          --         7.2
                                                   -----       -----       -----
             Total costs and expenses              114.2       106.3%      117.0
                                                   -----       -----       -----
Operating loss                                     (14.2)       (6.3)      (17.0)
Other income (expense)                              (0.8)       (0.6)        1.4
                                                   -----       -----       -----
Loss before income taxes                           (15.0)       (6.9)      (15.6)
Provision for income taxes                           1.4         0.5         0.7
                                                   -----       -----       -----
Net loss                                           (16.4)%      (7.4)%  %  (16.3)%
                                                   -----       -----       -----

TOTAL REVENUES

The Company's revenues are derived from license fees and services. Total revenues increased from $23.6 million in 1993 to $32.5 million in 1994 and $52.8 million in 1995 representing increases of 37.7% and 62.6%, respectively. The increase in 1994 was attributable primarily to significant growth in license fees and modest growth in services revenue. In 1995, both license fees and services revenue experienced significant growth. Separate individual customers accounted for 11.8% and 24.8% of Company's total revenues in 1993 and 1994, respectively. During 1995, Polish State Railways Central Office of Purchasing and Sales Ferpol, a division of Polish State Railways accounted for approximately 10.0% of total revenues.

The Company derived approximately $4.4 million, $9.1 million and $14.2 million, or 18.6%, 28.0% and 26.9% of its total revenues, from customers outside of the United States in 1993, 1994 and 1995, respectively. The Company expects that revenues derived from such customers will continue to represent a significant percentage of its total revenues in the future.

LICENSE FEES

License fees include revenues from software license agreements entered into between the Company and its customers with respect to both the Company's products and third party products resold by the Company. License fees increased 62.4% from 1993 to 1994, and 63.8% from 1994 to 1995. These increases were attributable to increased market acceptance of the Company's products which resulted in an increased number of licenses of the Company's software, as well as increased average dollar amounts per order. In addition, license fee revenues for 1994 and 1995 included approximately $1.1 million and $2.8 million, respectively, of resales of third-party software, primarily RDBMS software. For 1995, license fee revenues included the payment to the Company of a non-refundable source code and fully paid-up license fee in the amount of approximately $3.7 million pursuant to the Company's agreement with Wang. The Company's license fees in the fourth quarter of 1995 decreased to $4.9 million from $12.4 million in the fourth quarter of 1994. Licenses fee revenue for the fourth quarter of 1994 included a single $5.3 million license expansion agreement from an existing customer. Excluding this agreement, the number and dollar amount of license agreements were approximately the same for the fourth quarters of 1994 and 1995.

SERVICES REVENUE

Services revenue includes fees from software maintenance agreements, training, installation and consulting services. Maintenance fees, including first year maintenance, are billed separately and are recognized ratably over the period of the maintenance agreement. Training and consulting service revenues are recognized as the services are performed. Services revenue increased 8.8% from 1993 to 1994, and 60.5% from 1994 to 1995. The increases in services revenue in 1994 and 1995 were attributable primarily to increased training and consulting services which resulted from increased licensing of the Company's products and increased maintenance revenues related to a larger installed base of the Company's products.

COST OF LICENSE FEES

Cost of license fees consists primarily of amounts paid to third parties with respect to products resold by the Company in conjunction with licensing of the Company's products, amortization of capitalized software development costs, and, to a lesser extent, the costs of product media, duplication, manuals and shipments. The first two elements can vary substantially from period to period while the third element typically remains relatively stable as a percentage of license fees.

Cost of license fees increased from $.9 million in 1993 to $2.4 million in 1994 and were $4.7 million in 1995. These costs represented 6.7%, 11.9% and 13.8% of license fees in 1993, 1994 and 1995, respectively.

The substantial dollar and percentage increase in cost of license fees as a percentage of license fees from 1993 to 1994 was due primarily to increased cost of license fees associated with third party software resold to customers in conjunction with the licensing of the Company's products and higher amortization of capitalized software development costs associated with products developed in 1992 and 1993. The dollar cost of license fees increased from 1994 to 1995, primarily as a result of increased costs associated with third party software resold to customers, and higher amortization of capitalized software development costs. The costs associated with third party software resold to customers was $0.4 million, $ 1.8 million and $ 3.3 million in 1993, 1994 and 1995, respectively.

COST OF SERVICES

Cost of services consists primarily of personnel costs for training, consulting and customer support and, starting in 1994, related travel costs, and costs of training third party service and support organizations for the Company's products. Total service costs increased from $6.9 million in 1993 to $7.7 million in 1994 and $13.0 million in 1995 and represented 63.7%, 65.3% and 68.3% of service revenues in 1993, 1994, and 1995, respectively. During these periods, the cost of services as a percentage of service revenues increased slightly as a result of the significant increase in personnel. The Company is in the process of significantly expanding its customer service resources, principally its consulting, telephone support, and account management staff in 1996, and anticipates that, as a result, the dollar cost of services expenditures will increase substantially, and that such expenses could increase as a percentage of total revenues in future periods.

SALES AND MARKETING

Sales and marketing expenses consist primarily of salaries, commissions and bonuses paid to sales and marketing personnel and travel and promotional expenses. Sales and marketing expenses increased from $8.8 million in 1993 to $11.8 million in 1994 and $19.4 million in 1995, and represented 37.3%, 36.5%, and 36.7% of total revenues, respectively. In 1994 and 1995, the Company significantly increased its sales and marketing expense due primarily to substantial hiring and increased sales commissions, and advertising costs. Advertising costs and sales and marketing expenses decreased as a percentage of total revenues in 1994 and 1995 as compared to 1993 as a result of increased sales productivity. The Company anticipates that sales and marketing expenses will increase in the future, as it expands its sales and marketing activities.

PRODUCT DEVELOPMENT AND ENGINEERING

Product development and engineering expenses consist primarily of engineering personnel costs, costs of third party equipment and facilities and software for development purposes and costs of outside consultants hired by the Company to assist in its product development efforts. Product development and engineering expenses are generally charged to operations as incurred. However, certain software development costs are capitalized in accordance with Statement of Financial Accounting Standards No. 86. Such capitalized software development costs are generally amortized over periods not exceeding three years.

Software product development and engineering expenses (net of capitalized software development costs) increased from $4.7 million in 1993 to $6.9 million in 1994 and $9.7 million in 1995 and represented 19.9%, 21.2% and 18.3% of total revenues, respectively. The Company capitalized software development costs of $1.0 million, $0.9 million and $1.5 million in 1993, 1994, and 1995, respectively. Gross product development and engineering expenses increased in 1994 and 1995 due primarily to the hiring and training of additional software engineers to develop and enhance the Company's existing products and to develop new products. The Company expects product development and engineering expenses to continue to increase. The rate of capitalization of software development cost may fluctuate depending on the mix and stage of development of the Company's research and development projects and as a result of acquisitions.

PURCHASED RESEARCH AND DEVELOPMENT

In 1995, the Company expensed $3.8 million related to in-process research and development acquired in the fourth quarter of 1995. Purchased research and development represents the estimated fair value of development projects which have not yet reached technological feasibility and have no future alternative use.

GENERAL AND ADMINISTRATIVE

General and administrative expenses consist primarily of salaries of administrative, executive and financial personnel, provision for doubtful accounts and outside professional fees. General and administrative expenses decreased from $5.7 million in 1993 to $5.6 million in 1994 and increased to $11.3 million in 1995 representing 24.0%, 17.3% and 21.3% of total revenues in those years, respectively. General and administrative expenses decreased in 1994 as compared to 1993 due primarily to a decrease in the provision for doubtful accounts which was partially offset by the hiring of additional financial, accounting and management personnel. The $5.7 million increase in general and administration expenses in 1995, as compared to 1994, was due primarily to increases in the provision for doubtful accounts of $1.2 million, increases in payroll and benefits expenses associated with an increase of executive, finance and administrative personnel in 1995, increased depreciation expense, and increased professional fees, primarily due to expenses resulting from being a publicly held company. The increase in the provision for doubtful accounts for 1995 compared to 1994 was due to a number of factors including increased revenues, continued deterioration in the aging of accounts receivable, implementation of an expanded accounts receivable review process, specific write-offs on certain major accounts which were renegotiated or settled, management's decision not to continue their efforts to satisfy customer requests in order to collect certain overdue amounts and the decision not to support certain legacy and proprietary platforms. Fluctuations in the provision for doubtful accounts are expected to vary in relation to the net accounts receivable balance due to the concentration of orders towards the end of each quarter, the receipt of payments in accordance with contract terms and the aging of specific account balances. While the Company anticipates continuing dollar increases in general administrative expenses, it expects such expenses as a percentage of total revenues to decrease over time.

OTHER INCOME (EXPENSE)

The Company incurred interest expense, in excess of interest income, of $203,000 and $206,000 in 1993 and 1994, respectively. Interest expense resulted primarily from bank borrowings and other credit liabilities available to the Company. In 1995, the Company recorded interest income, in excess of interest expense, of $742,000 resulting from the increase in the level of the Company's investment funds and the decrease in the amount of bank borrowings.


INCOME TAXES PROVISION

The Company's provision for income taxes was $0.3 million, $0.2 million and $0.4 million in 1993, 1994 and 1995, respectively. These amounts are based on the federal statutory rate of 34% and reflect the impact of state and foreign income taxes and the utilization of net operating loss and credit carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1995, the Company had cash, cash equivalents and short-term investments of $46.7 million and working capital of $40.4 million. As of December 31, 1995, the Company had the following facilities under its bank line of credit: (i) fully available $4.0 million revolving line of credit which expires on May 31, 1996 collateralized by the Company's accounts receivable (ii) a fully available $1.0 million secured equipment financing facility expiring on May 31, 1996, (iii) a fully available $2.0 million line of credit for letters of credit which expires on May 31, 1996 and (iv) $751,000 standby letters of credit collateralized by U.S. Treasury securities and certificates of deposit and maturing on July 31, 1996. In addition, the Company has various equipment loans outstanding with an aggregate balance of $428,000 at December 31, 1995 that bear interest at rates ranging from 7.3% to 9.5% and which matures from time to time.

The Company's operating activities provided cash of $3.1 million in 1994 and used cash of $4.8 million in 1995. Net cash provided in 1994 was primarily composed of a significant increase in deferred revenue, principally due to significant payments received by customers for software not yet delivered and, to a lesser extent, services that had not yet been performed. Net cash used in 1995 was the result of the Company's net loss in 1995 and an increase in accounts receivable, which were offset in part, by increases in the provision for doubtful accounts and in accounts payable and accrued expenses.

The Company's investing activities have used cash of $3.1 million and $4.3 million in 1994 and 1995, respectively, principally for purchases of equipment and capitalized software costs.

Cash provided by financing activities was $10.9 million and $ 38.9 million in 1994 and 1995, respectively. During 1994, cash provided by financing activities consisted primarily of net proceeds from the sale of Preferred Stock and amounts borrowed under the Company's secured bank line of credit. During 1995, cash provided by financing activities consisted primarily of net proceeds from the Company's initial public offering, which were primarily offset by the repayment of $5.7 million of long-term debt.

The Company has no significant capital commitments. The Company's aggregate minimum operating lease payments for 1996 and 1997 are expected to be approximately $2.9 million. The Company believes that its available cash and cash equivalents, together with investment income and cash flows from operations, will be sufficient to meet its cash requirements at least through 1996.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


The information required by this Item is incorporated by reference herein from
Part IV Item 14(a) (1) and (2).


ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Company incorporates herein by reference the information concerning directors and executive officers in its Notice of Annual Stockholders' Meeting and Proxy Statement to be filed within 120 days after the end of the Company's fiscal year (the "1996 Proxy Statement").

ITEM 11. EXECUTIVE COMPENSATION

The Company incorporates herein by reference the information concerning executive compensation contained in the 1996 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The Company incorporates herein by reference the information concerning security ownership of certain beneficial owners and management contained in the 1996 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company incorporates herein by reference the information concerning certain relationships and related transactions contained in the 1996 Proxy Statement.

                                     PART IV

ITEM 14. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K

         a)    Consolidated Financial Statements:  (Restated)

                                                                                                          PAGE NO.
                                                                                                        ------------

                Report of Independent Public Accountants ...............................................  33
                Consolidated Balance Sheets at December 31, 1994 and 1995 ..............................  34-35
                Consolidated Statements of Operations  for the years ended December 31, 1993, 1994 and 1995 ..............................................................................  36
                Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders'
                  Equity (Deficit) for the years ended December 31, 1993, 1994 and 1995 ................  37
                Consolidated Statements of Cash Flows for the years ended December 31, 1993, 1994 and 1995 .............................................................................  38
                 Notes to Consolidated Financial Statements ............................................  39

         b)    Consolidated Financial Statement Schedules: (Restated)

               Report of Independent Public Accountants On Schedule.....................................  51
               Schedule II - Valuation and Qualifying Accounts
                   Years Ended December 31, 1993, 1994 and 1995.........................................  52

         c)    Reports on Form 8-K

               None.

         d)    Exhibits.

                  3.1**    Fourth Amended and Restated Certificate of
                           Incorporation.

                  3.2**    Amended and Restated Bylaws of the Company.

                  4.1**    Specimen Common Stock Certificate.

                  4.2 See Exhibits 3.1 and 3.2 for provisions of the Certificate of Incorporation and Bylaws of the Company defining rights of holders of Common Stock of the Company.

                  10.1** Series B Preferred Stock Purchase Agreement, as amended.

                  10.2** Employment Agreement between the Company and Andreas Typaldos, as amended.

                  10.3** Employment Agreement between the Company and Elias Typaldos, as amended.

                  10.4** Employment Agreement between the Company and Gennaro Vendome, as amended.

                  10.5**   1992 Stock Option Plan

                  10.6**   1995 Stock Option Plan

                  10.7** Lease Agreement between the Company and Enterprise Development Corporation.

                  10.8** Loan and Security Agreement between the Company and Midlantic National Bank, as amended.

                  10.9** License Agreement between the Company and Pfizer Inc., as amended.

                  10.10** OEM Software License and Distribution Agreement between the Company and Wang

                           Laboratories, Inc.

                  10.11** Amendment and Clarification Agreement between the Company and Wang Laboratories, Inc.

                  10.12** Contract between the Company and Polish State Railways Central Office of Purchasing and Sales Ferpol, a division of Polish State Railways.

                  10.13** Program License Contract between the Company and Deutsche Bank AG.

                  10.14** General Agreement for Information Systems Services between the Company and Deutsche Bank AG.

                  10.15** Consulting Agreement between the Company and Canaan Capital Limited Partnership and Canaan Capital Offshore Limited Partnership, C.V.

                  11.1     Statement re: Computation of Per Share Earnings.

                  21.1     List of subsidiaries.


                  ----------------------
                  ** Incorporated by reference to the Exhibits filed with the Company's Registration Statement on Form S-1, File No. 33-93990.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Rutherford, State of New Jersey, on this 16th day of April, 1997.

                                  COMPUTRON SOFTWARE, INC.



                                  By:     /s/ ELIAS TYPALDOS
                                     -------------------------------------------
                                  Elias Typaldos
                                  Chairman of the Board, Vice President Research and Development

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed by the following persons in the capacities indicated on April 16, 1997.

           Signature                           Title(s)

                                Chairman of the Board, Vice President Research
      /s/ ELIAS TYPALDOS        and Development
-------------------------------
       (Elias Typaldos)

                                Chief Executive Officer, President and
       /s/ JOHN A. RADE         Director (Principal Executive Officer)
-------------------------------
        (John A. Rade)

                                Executive Vice President, Chief Financial
                                Officer, Treasurer and Secretary (Principal
   /s/ MICHAEL R. JORGENSEN     Financial and Accounting Officer)
-------------------------------
    (Michael R. Jorgensen)

                                Vice President Enterprise Sales and
      /s/ GENNARO VENDOME       Director
-------------------------------
       (Gennaro Vendome)

        /s/ MICHEL BERTY        Director
-------------------------------
         (Michel Berty)

     /s/ GREGORY KOPCHINSKY     Director
-------------------------------
      (Gregory Kopchinsky)

     /s/ ROBERT MIGLIORINO      Director
-------------------------------
      (Robert Migliorino)

       /s/ WILLIAM VOGEL        Director
-------------------------------
       (William Vogel)

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Computron Software, Inc.:

We have audited the accompanying consolidated balance sheets of Computron Software, Inc. (a Delaware Corporation) and subsidiaries as of December 31, 1994 and 1995, as restated (See Note 2), and the related statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1995, as restated. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Subsequent to March 29, 1996 (the date of our original report), as further discussed in Note 5, several legal complaints have been filed by certain stockholders against the Company and certain of its current and former officers and directors, the outcome of which are uncertain at this time. Management believes that the inability of the Company to resolve the claims that are the basis for the lawsuits or to prevail in any related litigation could result in the Company being required to pay substantial monetary damages for which the Company may not be adequately insured, which could have a material adverse effect on the Company's business, financial condition and results of operations.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Computron Software, Inc. and subsidiaries as of December 31, 1994 and 1995, as restated, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, as restated, in conformity with generally accepted accounting principles.


                                            ARTHUR ANDERSEN LLP


Boston, Massachusetts
April 16, 1997

                            COMPUTRON SOFTWARE, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                           December 31,
                                                                      ---------------------
                                                                        1994        1995
                                                                     (Restated)  (Restated)
ASSETS
Current Assets:
    Cash and cash equivalents                                         $15,186      $45,119
    Restricted cash                                                        --          751
    Short-term investments                                              1,116          781
    Accounts receivables, less reserves of $2,202 in 1994
                        and $2,028 in 1995                             13,581       15,441
    Income tax receivable                                                  --        1,369
    Prepaid expenses and other current assets                             588          691
                                                                      -------      -------
                                Total current assets                   30,471       64,152
                                                                      -------      -------


    Computer and office equipment                                       5,766        8,117
    Furniture and fixtures                                                565          979
    Leasehold improvements                                                122          338
                                                                      -------      -------
                                                                        6,453        9,434
    Less - accumulated depreciation and amortization                    4,592        5,787
                                                                      -------      -------
                                                                        1,861        3,647
                                                                      -------      -------


Capitalized software development costs, net of
    accumulated amortization of $1,342
    in 1994 and $2,232 in 1995                                          1,835        2,440
Amount due from officers                                                  298           --
Other assets                                                              610        1,128
                                                                      =======      =======
                                                                      $35,075      $71,367
                                                                      =======      =======


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            COMPUTRON SOFTWARE, INC.
                           CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                                                          December 31,
                                                                                    ------------------------
                                                                                       1994          1995
                                                                                    (Restated)    (Restated)
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
      Current portion of long-term debt                                              $  1,249       $    351
      Current portion of obligations under capital leases                                 211            202
      Accounts payable                                                                  1,202          2,184
      Accrued expenses                                                                  3,745          7,298
      Note payable                                                                      4,000             --
      Deferred revenue                                                                 12,376         13,667
                                                                                     --------       --------
                Total current liabilities                                              22,783         23,702
                                                                                     --------       --------

Long-term liabilities:
      Long-term debt, less current portion                                                831             77
                                                                                     --------       --------
      Obligations under capital leases, less current portion                              205            190
                                                                                     --------       --------
      Other liabilities                                                                    --          1,000
                                                                                     --------       --------

Commitments and contingencies (Notes 5 and 6)

Series A redeemable 10 % convertible preferred stock,
      $ .01 par value, 1,050,000 shares authorized,
       issued and outstanding in 1994                                                  25,554             --
                                                                                     --------       --------
Series B redeemable 6.5 % convertible preferred stock,
      $ .01 par value, authorized 1,500,000 shares,
      1,466,946 shares issued and outstanding in 1994                                  14,484             --
                                                                                     --------       --------

Stockholders' equity (deficit):
      Preferred stock, $.01 par value, authorized 5,000,000
                shares, no shares issued and oustanding                                    --             --
      Class B nonvoting common stock, $ .01 par value,
                authorized 15,000,000 shares; 7,900,000 shares
                issued and outstanding at December 31, 1994                                79             --
      Class A nonvoting common stock, $ .01 par value,
                authorized 15,000 shares; 8,400 shares issued
                and outstanding at December 31, 1994                                       --             --
      Common stock, $ .01 par value, authorized 50,000,000
                shares; 20,744,186 shares issued and outstanding
                at December 31, 1995                                                       --            207
      Additional paid-in capital                                                        1,633         63,796
      Accumulated deficit                                                             (30,316)       (17,524)
      Cumulative translation  adjustment                                                 (178)           (81)
                                                                                     --------       --------
                Total stockholders' equity (deficit)                                  (28,782)        46,398
                                                                                     --------       --------
                                                                                     $ 35,075       $ 71,367
                                                                                     ========       ========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            COMPUTRON SOFTWARE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                           Years Ended December 31,
                                                   ---------------------------------------
                                                     1993           1994           1995
                                                  (Restated)     (Restated)     (Restated)
Revenues:
    License fees                                   $ 12,694       $ 20,615       $ 33,766
    Services                                         10,894         11,858         19,029
                                                   --------       --------       --------
              Total revenues                         23,588         32,473         52,795
                                                   --------       --------       --------

Operating expenses:
    Cost of license fees                                850          2,447          4,673
    Cost of services                                  6,935          7,738         12,988
    Sales and marketing                               8,788         11,845         19,387
    General and administrative                        5,668          5,607         11,269
    Product development and engineering               4,685          6,888          9,651
    Purchased research and development                   --             --          3,797
                                                   --------       --------       --------
    Total operating expenses                         26,926         34,525         61,765
                                                   --------       --------       --------
Operating loss                                       (3,338)        (2,052)        (8,970)
                                                   --------       --------       --------
Interest income (expense):
    Interest income                                     152            290          1,238
    Interest expense                                   (355)          (496)          (496)
                                                   --------       --------       --------
              Total interest income (expense)          (203)          (206)           742
                                                   --------       --------       --------
Loss before provision for income taxes               (3,541)        (2,258)        (8,228)
Income tax provision                                    323            150            350
                                                                                 --------
                                                   ========       ========       ========
Net loss                                           $ (3,864)      $ (2,408)      $ (8,578)
                                                   ========       ========       ========

Pro forma net loss per common share (Note 1)                                     $  (0.46)
                                                                                 ========

Pro forma weighted average number of
              common shares (Note 1)                                               18,809
                                                                                 ========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            COMPUTRON SOFTWARE, INC.
           CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED
                    STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
                                 (In thousands)


                                                          Redeemable Convertible
                                                              Preferred Stock
                                            -----------------------------------------------------     ----------------------

                                                                                                            Class A
                                                  Series A                      Series B                  Common Stock
                                            ----------------------        -----------------------     ----------------------
                                            Shares         Amount         Shares         Amount      Shares         Amount
Balance - December 31, 1992(1)               1,050        $ 11,144            --        $     --         8        $       --
Net loss                                        --              --            --              --        --                --
Cumulative translation adjustment               --              --            --              --        --                --
Accretion on redeemable convertible
   preferred stock                              --           3,467            --              --        --                --
                                            ------        --------        ------        --------      ----        ----------
Balance - December 31, 1993(1)               1,050          14,611            --              --         8                --
Sale of Series B Preferred Stock, net
   of related expenses                          --              --         1,467          10,268        --                --
Net loss                                        --              --            --              --        --                --
Cumulative translation adjustment               --              --            --              --        --                --
Accretion on redeemable convertible
   preferred stock                              --          10,943            --           4,216        --                --
                                            ------        --------        ------        --------      ----        ----------
Balance - December 31, 1994(1)               1,050          25,554         1,467          14,484         8                --
Net loss                                        --              --            --              --        --                --
Cumulative translation adjustment               --              --            --              --        --                --
Accretion on redeemable convertible
   preferred stock                              --           1,171            --             665        --                --
Conversion of securities upon initial
   public offering                          (1,050)        (26,725)       (1,467)        (15,149)       (8)               --
Sale of common stock, net of related
   expenses                                     --              --            --              --        --                --
Exercise of stock options                       --              --            --              --        --                --
                                            ------        --------        ------        --------      ----        ----------

Balance - December 31, 1995(1)                  --        $     --            --        $     --        --
                                            ======        ========        ======        ========      ====        ==========

                                                               Stockholders' Equity (Deficit)
                                           -----------------------------------------------------------------------------------------
                                                                                           Additional                     Cumulative
                                                 Class B                                    Paid-in        Accumulated   Translation
                                              Common Stock             Common Stock         Capital          Deficit      Adjustment
                                           ------------------       ------------------      --------        ---------    -----------
                                           Shares      Amount       Shares      Amount
Balance - December 31, 1992(1)              7,900       $ 79            --       $ --       $  1,897        $ (5,418)       $(150)
Net loss                                       --         --            --         --             --          (3,864)          --
Cumulative translation adjustment              --         --            --         --             --              --           16
Accretion on redeemable convertible
   preferred stock                             --         --            --         --             --          (3,467)          --
                                           ------       ----        ------       ----       --------        --------        -----
Balance - December 31, 1993(1)              7,900         79            --         --          1,897         (12,749)        (134)
Sale of Series B Preferred Stock, net
   of related expenses                         --         --            --         --           (264)             --           --
Net loss                                       --         --            --         --             --          (2,408)          --
Cumulative translation adjustment              --         --            --         --             --              --           --
Accretion on redeemable convertible
   preferred stock                             --         --            --         --             --         (15,159)         (44)
                                           ------       ----        ------       ----       --------        --------        -----
Balance - December 31, 1994(1)              7,900         79            --         --          1,633         (30,316)        (178)
Net loss                                       --         --            --         --             --          (8,578)          --
Cumulative translation adjustment              --         --            --         --             --              --           97
Accretion on redeemable convertible
   preferred stock                             --         --            --         --             --          (1,836)          --
Conversion of securities upon initial
   public offering                         (7,900)       (79)       17,829        178         18,569          23,206           --
Sale of common stock, net of related
   expenses                                    --         --         2,795         28         43,450              --           --
Exercise of stock options                      --         --           120          1            144              --           --
                                           ------       ----        ------       ----       --------        --------        -----

Balance - December 31, 1995(1)             $   --       $ --        20,744       $207       $ 63,796        $(17,524)       $ (81)
                                           ======       ====        ======       ====       ========        ========        =====


(1) The consolidated financial data for 1992 through 1995 has been restated. See Note 2 of these Consolidated Financial Statements.


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            COMPUTRON SOFTWARE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                      Years Ended December 31,
                                                                             -----------------------------------------
                                                                                1993           1994            1995
                                                                             (Restated)     (Restated)      (Restated)
                                                                              -------        --------        --------
Cash flows from operating activities:
Net loss                                                                      $(3,864)       $ (2,408)       $ (8,578)
                                                                              -------        --------        --------
Adjustments to reconcile net loss to net
   cash flows provided by (used in) operating activities -
   Depreciation and amortization                                                1,715           1,867           2,085
   Provision for doubtful accounts                                              1,998           1,573           2,763
Changes in current assets and liabilities -
   Restricted cash                                                                 --              --            (751)
   Accounts receivable                                                         (5,312)         (7,771)         (4,623)
   Income tax refunds receivable                                                   --              --          (1,369)
   Prepaid expenses and other current assets                                      192            (298)           (103)
   Other liabilities                                                            1,136           1,231           4,534
   Deferred revenue                                                             1,582           8,860           1,291
                                                                              -------        --------        --------
Commitments and contingencies (Notes 5 and 6)                                  (2,553)          3,054          (4,751)
                                                                              -------        --------        --------

Cash flows from investing activities:
   Other assets                                                                    32            (226)           (220)
   Capitalized software development costs                                      (1,014)           (911)         (1,495)
   Purchase of equipment and leasehold improvements                            (1,001)         (1,062)         (2,948)
   Short-term investments                                                         146            (864)            335
                                                                              -------        --------        --------
                 Net cash flows used in investing                              (1,837)         (3,063)         (4,328)
                                                                              -------        --------        --------

Cash flows from financing activities:
   Net proceeds from issuance of redeemable convertible
             preferred stock                                                       --          10,004              --
   Net proceeds from the sale of common stock                                      --              --          43,478
   Proceeds from exercise of stock options                                         --              --             145
   Proceeds from long-term debt                                                 2,668           2,529              --
   Payments of long-term debt                                                    (809)         (1,396)         (5,652)
   Increase in other long-term liabilities                                         --              --           1,000
   Principal payments under capital lease obligations                             (20)           (200)            (56)
                                                                              -------        --------        --------
                 Net cash flows provided by financing activities                1,839          10,937          38,915
                                                                              -------        --------        --------
Foreign currency exchange rate effects                                             16             (44)             97
                                                                              -------        --------        --------
                 Net increase (decrease) in cash and cash equivalents          (2,535)         10,884          29,933
Cash and cash equivalents, beginning of year                                    6,837           4,302          15,186
                                                                              -------        --------        --------
Cash and cash equivalents, end of year                                        $ 4,302        $ 15,186        $ 45,119
                                                                              =======        ========        ========

Supplemental disclosures of cash flow information and noncash financing activities:
   Cash paid during the year for -
             Interest                                                         $   331        $    501        $    507
             Income taxes                                                          14              31           1,864
   Capital lease obligations incurred                                              --             380              33


              The accompanying notes are an integral part of these
                        consolidated financial statements

                            COMPUTRON SOFTWARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

(1)      OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

The Company was incorporated as Computron Systems Company, Inc. under the laws of the State of Delaware in September 1978. The name of the Company was changed to Computron Technologies Corporation in February 1979 and subsequently changed to Computron Software, Inc. in May 1995. The Company designs, develops, markets and supports client/server financial, workflow and archival data management software solutions.

(a)      Principles of Consolidation

The consolidated financial statements include the accounts of Computron Software, Inc.; its wholly owned subsidiaries located in Australia, Hong Kong, Singapore and the United Kingdom; and, a Polish joint venture in which the Company has a majority interest (collectively, the "Company"). All significant intercompany transactions and balances have been eliminated.

(b)      Revenue Recognition

The Company recognizes revenue from noncancelable software licenses upon product shipment, provided collection is probable and no significant vendor and post-contract customer obligations remain at the time of shipment. The Company accounts for insignificant vendor obligations by deferring a portion of the revenue and recognizing it when the related services are performed. Post contract support (maintenance) service fees are typically billed separately and are recognized on a straight-line basis over the life of the applicable agreement. The Company recognizes service revenues from consulting and implementation services, including training, provided by both its own personnel and by third parties, upon performance of the services.

(c)      Reporting, Operating and Control Environment; Management Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. Actual results could differ from those estimates. Significant assets and liabilities with reported amounts based on estimates include accounts receivable, capitalized software development costs and deferred revenues.

Following the December 31, 1994 audit, the Company received a management letter from its independent public accountants that identified material weaknesses in the Company's internal control environment. See "Business--Risk Factors--Management of Growth". During 1995, the Company experienced significant turnover of its senior financial and accounting personnel which management believes delayed the implementation of certain improvements and resulted in material weaknesses in these same areas. The December 31, 1995 audit resulted in material adjustments to the fourth quarter's revenues and expenses.

                            COMPUTRON SOFTWARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

(1)      OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

(c) Reporting, Operating and Control Environment; Management Estimates - (Continued)

In connection with the completion of the December 31, 1995 audit, the independent public accountants have informed the Company that their management letter will again communicate material weaknesses similar to those material weaknesses included in the 1994 management letter. In addition, the independent public accountants recommended that the Company implement an internal accounting control plan, approved by the Audit Committee of the Board of Directors, which addresses these weaknesses and reorganize and upgrade the contracts administration processes, procedures, controls and personnel to ensure proper revenue recognition and financial reporting.

(d)      Cash and Cash Equivalents

Cash equivalents are stated at cost, which approximates market, and consists of short-term, highly liquid investments with maturities of less than three months.

(e)      Short-term Investments

Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards (SFAS), No. 115, Accounting for Certain Investments in Debt and Equity Securities. At December 31, 1994 and 1995, short-term investments consist of U.S. Treasury bills, letters of credits and short-term bonds with maturities of greater than three months, but less than one year. Pursuant of SFAS No. 115, short-term investments are classified as held-to-maturity and are carried at amortized cost which approximates market value.

(f)      Equipment and Leasehold Improvements

Equipment and leasehold improvements are stated at cost, less accumulated depreciation and amortization. Depreciation expense is computed using the straight-line method over the estimated useful lives of the assets (three to five years). Leasehold improvements are amortized using the straight-line method over the lesser of the remaining term of the lease or their estimated useful lives.

(g)      Software Development Costs

In accordance with SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed, the Company capitalizes software development costs upon the establishment of technological feasibility until the time when the product is available for general release to customers.

During 1993, 1994, and 1995, capitalized software development costs amounted to $1,014, $911 and $1,495, respectively. Software development costs are amortized over the greater of the amount computed using (a) the ratio of actual revenue from a product to the total of current and anticipated related revenues from the product or (b) over the economic life of the product, estimated to be three years, on a straight-line basis.

                            COMPUTRON SOFTWARE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                        (IN THOUSANDS, EXCEPT SHARE DATA)

(1)      OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

(h)      Income Taxes

The Company provides for income taxes using applicable statutory rates based on reported income in the tax reporting entity. Deferred income taxes are provided for differences between the book value and tax basis of assets and liabilities. Such differences primarily relate to the allowance for doubtful accounts, software development costs and deferred revenue. The Company has not provided federal income taxes on undistributed foreign earnings as it is their intention to reinvest any such earnings in those operations. Effective January 1, 1993, the Company adopted SFAS No. 109, Accounting for Income Taxes. The effect of such adoption in 1993 was not significant to the Company's consolidated financial position or results of operations. See Note 7 of Notes to Consolidated Financial Statements.

(i)      Post-Retirement Benefits

The Company has no obligation for post-retirement benefits.

(j)      Concentration of Credit Risk

SFAS No. 105, Disclosure of Information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentration of Credit Risk, requires disclosure of any significant off-balance sheet and credit risk concentrations. The Company has no significant off-balance sheet concentration of credit risk such as foreign exchange contracts, option contracts or other foreign hedging arrangements. The Company maintains the majority of cash balances with three financial institutions and its accounts receivable credit risk is not concentrated within any geographic area. There were no accounts receivable from a single customer which exceeded 10 percent of total accounts receivable as of December 31, 1995.

During 1993, one customer accounted for approximately 11.8%, of the Company's total revenues. In 1994, another customer accounted for approximately 24.8% of total revenues. During 1995, Polish State Railways Central Office of Purchasing and Sales Ferpol, a division of Polish State Railways, accounted for approximately 10.0% of total revenues.

(k)      Foreign Currency Translation

Accounts of the Company's foreign subsidiaries are maintained in the functional currency in which the applicable entity operates. For amounts held in such accounts which are denominated in currencies other than the United States dollar, such amounts are translated at the following rates of exchange: assets and liabilities at year-end exchange rates; equity accounts at historical exchange rates and income and expense accounts at the average exchange rate for the applicable period.

                            COMPUTRON SOFTWARE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                        (IN THOUSANDS, EXCEPT SHARE DATA)

(1)      OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

(l)      Pro forma net loss per common share

For the year ended December 31, 1995, pro forma net loss per common share was based on the weighted average number of common shares outstanding during the year. The pro forma weighted average number of common shares assumes that all series of Redeemable Convertible Preferred Stock and Class A and Class B Common Stock had been converted to Common Stock as of the original issuance dates. Historical net income (loss) per share data have not been presented for periods prior to the Company's initial public offering, as such information is not considered to be relevant or meaningful.

(m)      New accounting pronouncement

The Financial Accounting Standards Board (FASB) has issued SFAS No. 123, "Accounting for Stock-Based Compensation," which establishes an alternative to current accounting for compensation associated with stock issued to employees. Management does not intend to adopt the methods for measuring compensation related to stock options allowed by SFAS No. 123. Accordingly, this accounting pronouncement will not impact the Company's financial statements.

(2)      RESTATED FINANCIAL RESULTS

On January 27, 1997, the Company announced that certain new information had come to the attention of its Board of Directors and its independent public accountants that may impact previously reported financial results. As a result, the Company restated its consolidated financial statements for each of the four years in the period ended December 31, 1995, and certain unaudited quarters therein and for each of the three unaudited quarters ended September 30, 1996. In the opinion of management, all material adjustments necessary to correct the financial statements have been recorded.

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

A summary of the impact of such restatements on the financial statements for the years ended December 31, 1992, 1993, 1994 and 1995 is as follows:

Years ended December 31,                       1992                           1993
------------------------                       ----                           ----
                                  Previously              As      Previously              As
                                    Reported        Restated        Reported        Restated
                                    --------        --------        --------        --------
Total Revenue                       $ 20,513        $ 19,635        $ 24,282        $ 23,588
Loss from operations                  (2,750)         (3,618)         (2,644)         (3,338)
Net Loss                              (2,479)         (3,347)         (3,170)         (3,864)
Total Assets                          16,453          15,585          17,302          16,119
Deferred Revenue                       1,934           1,934           3,137           3,516

Years ended December 31,                                1994                            1995
------------------------                                ----                            ----
                                           Previously                As       Previously           As
                                             Reported          Restated         Reported     Restated
                                             --------          --------         --------     --------
Total Revenue                                 $34,958           $32,473          $55,519      $52,795
Income (Loss) from operations                     433           (2,052)          (7,704)      (8,970)
Net Income (Loss)                                  77           (2,408)          (7,312)      (8,578)
Net Income (Loss) per share                       .00             (.13)            (.39)        (.46)
Total Assets                                   36,681            35,075           73,045       71,367
Deferred Revenue                                9,935            12,376           10,474       13,667

(3)      LONG-TERM DEBT

Long-term debt consists of the following:

                                                                                            DECEMBER 31,
                                                                                            ------------
                                                                                         1994         1995
Revolving line of credit secured by accounts receivable, bearing interest at the bank's prime rate and expiring on
  May 31, 1996 .................................................................       $ 4,000        $  --
Term loan, secured by accounts receivable, bearing interest at
  the bank's prime rate plus 1.25%, and repaid in November, 1995 ...............         1,056           --
Various installment loans secured by computer equipment,
  payable in aggregate monthly installments of $70 including interest at rates ranging from 7.3% to 9.5%.  Maturity
  dates range from July, 1996 through July, 1997 ...............................           941          428
Other ..........................................................................            83
                                                                                       -------        -----
Total ..........................................................................         6,080          428
Less-current portion ...........................................................        (5,249)        (351)
                                                                                       -------        -----
Long-term debt .................................................................       $   831        $  77
                                                                                       =======        =====

                            COMPUTRON SOFTWARE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                        (IN THOUSANDS, EXCEPT SHARE DATA)

(3)      LONG-TERM DEBT - (CONTINUED)

Maturities of long-term debt as of December 31, 1995 are as follows:

                   Years Ending December 31,
                   -------------------------
                   1996 ........................  $351
                   1997 ........................    77
                                                  ----
                                                  $428
                                                  ====

Pursuant to the revolving line of credit, the Company is required to maintain a compensating balance of $200 and to maintain, among other things, working capital of at least $10,000, a maximum debt-to-worth ratio, as defined, of 1-to-1 and tangible net worth, as defined, of at least $13,000.

The Company has a $1,000 secured equipment line of credit expiring on May 31, 1996. At December 31, 1995, the entire line was available. The Company's primary lender has authorized $2,000 to be available for letters of credit that mature on May 31, 1996. At December 31, 1995 there were $751 of outstanding letters of credit under this facility. The letters of credit are secured by U.S. Treasury securities and certificates of deposit.

(4)      LEASE OBLIGATIONS

The Company has property under capital leases, which is included in equipment and leasehold improvements. Additionally, the Company leases office space and equipment under non-cancelable operating leases. Rent expense charged to operations in the accompanying consolidated statements of operations for leased office space, vehicles and equipment was $1,212, $1,289 and $1,708 for the years ended December 31, 1993, 1994 and 1995, respectively.

Scheduled future minimum rental payments required for all non-cancelable leases are as follows:

                                             Capital      Operating
Years Ending December 31,                    Leases         Leases
-------------------------                    -------      ---------
1996 ..................................       $247          $1,569
1997 ..................................        154           1,352
1998 ..................................         56           1,263
1999 ..................................         17             590
2000 ..................................          4             358
                                              ----          ------
Total minimum lease payments ..........        478          $5,132
                                                            ======
    Less-Amount representing interest .         86
                                              ----
Present value of minimum lease payments        392
    Less-Current portion ..............        202
                                              ----
Noncurrent portion ....................       $190
                                              ====

                            COMPUTRON SOFTWARE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                        (IN THOUSANDS, EXCEPT SHARE DATA)

(5)      CONTINGENCIES

During 1996, the Company and certain of its current and former officers and directors were named as defendants in six civil suits filed as class actions on behalf of individuals claiming to have purchased Computron Common Stock during the time period from August 24, 1995, through April 1, 1996. The suits were filed in the United States District Court for the District of New Jersey and have been consolidated by court order into one suit captioned In re Computron Software, Inc. Securities Litigation, Master File No-96-1911 (AJL). A Second Amended Consolidated Complaint was filed on August 9, 1996. The complaint asserts claims under Sections 11 and 15 of the Securities Act of 1933, Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, Rule 10b-5 of the Securities and Exchange Commission promulgated thereunder, and state law, and seeks unspecified compensatory damages, attorneys' fees and costs. By a Notice of Motion, dated September 9, 1996, defendants moved to dismiss the Second Amended Consolidated Complaint for failure to state a claim upon which relief can be granted, pursuant to Rule 12(b)(6) of the Federal Rules of Civil Procedure and for failure to plead their claims with particularity, as required by Rule 9(b) of the federal Rules of Civil Procedure and the Private Securities Litigation Reform Act of 1995. During the pendency of the Company's motion to dismiss, the Company announced that information had come to the attention of the Board of Directors that may impact previously issued financial statements and the Company's independent public accountants withdrew their reports on the Company's previously reported financial statements. By order of the Court, the Company's motion to dismiss was withdrawn and all discovery and other proceedings in the action were stayed. The Court has scheduled a conference on April 21, 1997 to discuss case management. The Company intends to vigorously defend itself against the suits.

Since discovery has not yet commenced, the Company is unable to assess the likelihood of an adverse result in the class action lawsuits. There can be no assurances as to the outcome of such lawsuits. The inability of the Company to resolve the claims that are the basis for the lawsuits or to prevail in any related litigation could result in the Company being required to pay substantial monetary damages for which the Company may not be adequately insured, which could have a material adverse effect on the Company's business, financial condition and results of operations. In any event, the Company's defense of such lawsuits, even if the outcome is favorable to the Company, has resulted and will continue to result in substantial costs to the Company.

Historically, the Company has been involved in other disputes and/or litigation encountered in its normal course of business. The Company believes that the ultimate outcome of these proceedings will not have a material adverse effect on the Company's business, financial condition and results of operations or cash flows.

(6)      RELATED PARTY TRANSACTIONS

The Company has entered into employment agreements with certain executive officers. The agreements expire in December 1996 and provide for aggregate annual minimum payments of $726, plus Board-approved increases, with a minimum increase based on the annual consumer price index. The Company is the beneficiary of an aggregate of $5,950 in life insurance on the lives of these executives.

Advances to officers of the Company aggregated $298 at December 31, 1994. There were no advances to officers as of December 31, 1995.

                            COMPUTRON SOFTWARE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                        (IN THOUSANDS, EXCEPT SHARE DATA)

(7)      INCOME TAXES

The Company provides for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. Under the liability method specified by SFAS No. 109, a deferred tax asset or liability is measured based on the difference between the financial statement and tax bases of assets and liabilities, as measured by the enacted tax rates.

The components of loss before provision for income taxes is as follows:

                                           YEARS ENDED DECEMBER 31,
                                    --------------------------------------
                                      1993           1994           1995
Domestic .........................  $(2,745)       $(2,722)       $(2,945)
Foreign ..........................     (796)           464         (5,283)
                                    -------        -------        -------
         Total ...................  $(3,541)       $(2,258)       $(8,228)
                                    =======        =======        =======

The provision for income taxes is as follows:

                                           YEARS ENDED DECEMBER 31,
                                     ------------------------------------
                                     1993            1994            1995
Federal ...... ....................  $168            $ 50            $150
State ........ ....................     5              10             100
Foreign ...... ....................   150              90             100
                                     ----            ----            ----
         Total ....................  $323            $150            $350
                                     ====            ====            ====

                            COMPUTRON SOFTWARE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                        (IN THOUSANDS, EXCEPT SHARE DATA)

(7)      INCOME TAXES - (CONTINUED)

A reconciliation of federal income taxes at the statutory rate of 34% to income taxes reflected in the accompanying consolidated statements of operations is as follows:

                                                          YEARS ENDED DECEMBER 31,
                                                    -----------------------------------
                                                      1993          1994          1995
Federal income taxes (benefit) at 34% ............  $(1,204)       $(768)       $(2,798)
                                                    -------        -----        -------
State income taxes, net of federal tax benefit....      100           41            100
                                                                                -------
Net operating loss and credits not benefited .....    1,204          768          2,948
                                                    -------        -----        -------
Foreign income taxes .............................      223          109            100
                                                    =======        =====        =======
                                                    $   323        $ 150        $   350
                                                    =======        =====        =======

The principal components of the Company's deferred tax assets are as follows:

                                                            DECEMBER 31,
                                                       ----------------------

                                                          1994           1995
Deferred revenue ...............................       $   394        $   394
Non-deductible accruals and other ..............           769          1,008
Software development costs .....................           615           (976)
Depreciation ...................................           213            249
Allowance for doubtful accounts ................          (789)         1,102
Purchased research and development .............            --          1,432
Research and development credit carryforwards ..           103          2,683
Net operating loss carryforwards ...............         2,508            662
Valuation allowance ............................        (3,813)        (6,554)
                                                       =======        =======
  Net deferred tax asset .......................       $    --        $    --
                                                       =======        =======

SFAS No. 109 requires that deferred tax assets be reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of such assets will not be realized. The Company has recorded a valuation allowance for its net deferred tax assets and will continue to monitor the realizability of such assets.

Foreign subsidiaries have paid, and are expected to continue to pay, appropriate taxes to their respective taxing authorities. It is the intention of the Company to reinvest the earnings of its non-U.S. subsidiaries in those operations. Accordingly, no federal taxes have been provided on undistributed foreign earnings.

                            COMPUTRON SOFTWARE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                        (IN THOUSANDS, EXCEPT SHARE DATA)

(8)      STOCKHOLDERS' EQUITY (DEFICIT)

(a)      Initial Public Offering

In August 1995, the Company completed an initial public offering of common stock, raising net proceeds of approximately $43,478. Upon closing of the offering, the outstanding shares of Series A and Series B Preferred Stock and Class A and Class B Common Stock were converted into an aggregate of 17,828,676 shares of common stock. The Company is authorized to issue up to 50,000,000 shares of common stock and 5,000,000 shares of undesignated Preferred Stock.

(b)      Stock Option Plan

In June 1995, the Company adopted the 1995 Stock Option Plan (the 1995 Plan). Pursuant to the 1995 Plan, the Company may grant statutory and nonstatutory options to purchase an aggregate of up to 2,250,000 shares of Common Stock. Options under the 1995 Plan may be granted under both discretionary and automatic option grant programs. Options granted under the discretionary grant program will have an exercise price of not less than 85% of the fair market value of the Common Stock on the grant date. Options granted under the automatic grant program will have an exercise price of 100% of the fair market value on the grant date. All options granted under the 1992 and 1995 Plan must be exercised within ten years of the date of grant.

A summary of stock option activity under the plan, after retroactively reflecting the conversion of Class B Common Stock into shares of common stock as discussed in Note 8 (a), is as follows:

                                               NUMBER
                                                 OF            EXERCISE PRICE
                                               SHARES            PER SHARE
                                             ----------        --------------
Granted during 1993 .......................     320,475        $ 1.17
                                             ----------        --------------
BALANCE, DECEMBER 31, 1993 ................     320,475          1.17
Granted ...................................     888,076          1.17 - 3.33
Canceled ..................................    (117,638)         1.17 - 1.90
                                             ----------        --------------
BALANCE, DECEMBER 31, 1994 ................   1,090,913          1.17 - 3.33
Granted ...................................     136,725          13.00
Exercised .................................    (121,261)         1.17 - 1.90
Canceled ..................................    (175,758)         1.17 - 13.00
                                             ----------        --------------
BALANCE, DECEMBER 31, 1995 ................     930,619        $ 1.17 - 13.00
                                             ==========        ==============
EXERCISEABLE, DECEMBER 31, 1995............     310,323        $ 1.17 - 13.00
                                             ==========        ==============

All options vest in four annual installments.

(9)      PROFIT SHARING PLAN

The Company's Profit Sharing Plan (the Plan) is a defined contribution plan. All employees with three months of service and who are at least 21 years of age are eligible to become participants in the Plan and

                            COMPUTRON SOFTWARE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                        (IN THOUSANDS, EXCEPT SHARE DATA)


(9)      PROFIT SHARING PLAN (CONTINUED)

may make voluntary contributions based on a percentage of their compensation within certain Plan limitations.

The Plan falls under the provisions of Section 401(k) of the Internal Revenue Code. Employees may elect to contribute a percentage of their pretax salary, subject to statutory limitations, as well as certain percentages of their after-tax salary, to the Plan. The Company is obligated to contribute 25% of the employees' first 6% of pretax salary contribution. The Company's contributions charged to operations in the accompanying consolidated statements of operations were approximately $65, $74 and $160 for the years ended December 31, 1993, 1994 and 1995, respectively.

In addition, the Company may make additional contributions at the discretion of the Board of Directors and such contributions would be allocated among all participants in proportion to each participant's compensation, as defined. As of December 31, 1995, no additional contributions were made under the Plan.

(10)     PURCHASED RESEARCH AND DEVELOPMENT

In December 1995, the Company obtained all rights, title, license and interests in certain software source coding and documentation in exchange for $3,375 and direct costs of $200. The purchase price is payable as follows: $1,225 due and paid upon signing, $400 due January 1996 , and $250 due in seven quarterly installments starting April 1996. In addition, the Company is obligated to pay royalties of up to $3,000 based on future sales of products using acquired technology. The purchase price was allocated based on the fair value of the assets acquired as follows:

          Other assets ..........................  $  375
          Purchased research and development ....   3,200
                                                   ======
                                                   $3,575
                                                   ======

Included in other assets are amounts related to trademarks, customer lists and acquired technology which will be amortized over their estimated useful lives of 1 to 3 years. The amount allocated to purchased research and development represents the fair value of projects that had not yet reached technological feasibility and did not have a future alternative use as determined by an independent appraisal. This amount was charged to expense as of the acquisition date.

In addition, the Company has acquired the rights to certain software which the Company intends to develop further for commercial sale. Purchased research and development includes $597, which represents the estimated fair value of projects that have not yet reached technological feasibility and have no future alternative use.

                            COMPUTRON SOFTWARE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                        (IN THOUSANDS, EXCEPT SHARE DATA)

(11)     FINANCIAL INFORMATION BY GEOGRAPHIC AREA

The Company does not believe there are any legal or other restrictions upon the repatriation of international earnings to the parent company.

Domestic and export sales by destination as a percentage of total revenues are as follows:

                                       YEARS ENDED DECEMBER 31,
                                  ---------------------------------
                                   1993          1994          1995
United States..................    81.4%         72.0%         73.1%
                                  -----         -----         -----
Europe ........................    11.1          15.6          14.5
                                  -----         -----         -----
Other .........................     7.5          12.4          12.4
                                  -----         -----         -----
                                  100.0%        100.0%        100.0%
                                  =====         =====         =====

Revenues, income (loss) from operations and identifiable assets for the Company's United States, European and other international operations are as follows:

                                  United States      Europe           Other        Eliminations    Consolidated
                                  -------------      ------           -----        ------------    ------------
YEAR ENDED DECEMBER 31, 1993
----------------------------
Revenues .........................  $ 19,806         $ 2,466         $ 1,366         $   (50)        $ 23,588
Income (loss) from operations.....    (2,439)            258          (1,147)            (10)          (3,338)
Identifiable assets ..............    13,980             737           1,667            (265)          16,119

YEAR ENDED DECEMBER 31, 1994
----------------------------

Revenues .........................  $ 25,841         $ 3,629         $ 3,003         $    --         $ 32,473
Income (loss) from operations.....    (2,669)            601              16              --           (2,052)
Identifiable assets ..............    32,364           1,476           1,251             (16)          35,075

YEAR ENDED DECEMBER 31, 1995
----------------------------

Revenues .........................  $ 46,212         $ 2,742         $ 3,841         $    --         $ 52,795
Income (loss) from operations.....    (5,037)         (2,878)         (1,055)             --           (8,970)
Identifiable assets ..............    71,497           2,070           2,333          (4,533)          71,367

              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE




To Computron Software, Inc.:

We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements of Computron Software, Inc. included in this Form 10-K/A and have issued our report thereon dated April 16, 1997. Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule listed in Item 14(b) of this Form 10-K/A is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, described in Note 2, after the restatement, fairly states in all material respects, the supplemental financial data required to be set forth therein, in relation to the basic consolidated financial statements taken as a whole.



                                           ARTHUR ANDERSEN LLP




Boston, Massachusetts
April 16, 1997

                                                                     SCHEDULE II




                            COMPUTRON SOFTWARE, INC.
                        VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1993, 1994 AND 1995


                                             Balance at        Charged to         Amounts         Balance at
                                            Beginning of        Cost and          Written         End of Year
                                                Year            Expenses            Off
                                            -------------      ----------         --------        -----------
Year ended December 31, 1993
   Allowances for returns and
   doubtful accounts ..................        $  477            1,998              (925)            $1,550

Year ended December 31, 1994
  Allowance for returns and
  doubtful accounts ...................        $1,550            1,573              (921)            $2,202

Year ended December 31, 1995 (Restated)
  Allowance for returns and
  doubtful accounts ...................        $2,202            2,763            (2,937)            $2,028

                                EXHIBIT INDEX
                                -------------


            Exhibit Index                 Description
            -------------                 ------------

                11.1           Statement re: Computation of Per Share Earnings.

                21.1           List of subsidiaries.

                23.1           Consent of Independent Public Accountants

                27.1           Financial Data Schedule.