Form 10-Q/A
period 1996-03-31
COMPUTRON SOFTWARE INC
filed 1997-04-17
CIK 947427

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

                          YES [X]               NO [ ]

Number of shares outstanding of the issuer's common stock as of August 30, 1996

                 CLASS                   NUMBER OF SHARES OUTSTANDING
---------------------------------------  ----------------------------
Common Stock, par value $0.01 per share           20,771,939

================================================================================

                                EXPLANATORY NOTE

     This 10-Q/A is being filed to amend the report on Form 10-Q for the period ended March 31, 1996 (the "Original Report") and to report the restatement of certain financial information included in the Original Report.

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

     The net impact of these adjustments on the Company's revenues and net income (loss) for each of the five years ended December 31, 1996, is as follows:

                                                                      INCREASE (DECREASE)
                                                                 -----------------------------
                                                                 REVENUES    NET INCOME (LOSS)
                                                                 --------    -----------------
    1992.......................................................  $   (868)        $  (868)
    1993.......................................................      (694)           (694)
    1994.......................................................    (2,485)         (2,485)
    1995.......................................................    (2,724)         (1,266)
    1996.......................................................    (1,126)            264

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

                            COMPUTRON SOFTWARE, INC.

                                     INDEX

                                                                                       PAGE
                                                                                      NUMBER
                                                                                      ------
PART I  FINANCIAL INFORMATION (RESTATED)
  Item 1. Financial Statements (Restated)
     Consolidated Balance Sheets
       December 31, 1995 and March 31, 1996.........................................       4
     Consolidated Statements of Operations
       Three months ended March 31, 1995 and 1996...................................       5
     Consolidated Statements of Cash Flows
       Three months ended March 31, 1995 and 1996...................................       6
     Notes to Consolidated Interim Financial Statements.............................       7
  Item 2. Management's Discussion and Analysis of Financial
     Condition and Results of Operations (Restated).................................      10
PART II  OTHER INFORMATION
  Item 1. Legal Proceedings.........................................................      22
  Item 6. Exhibits and Reports on Form 8-K..........................................      22
SIGNATURES
  Signatures........................................................................      23
EXHIBITS
  Exhibit 11.1......................................................................      24
  Exhibit 27.1......................................................................      25

                            COMPUTRON SOFTWARE, INC.

                          CONSOLIDATED BALANCE SHEETS
              (IN THOUSANDS, EXCEPT PER SHARE AND PER SHARE DATA)
                                  (UNAUDITED)

                                                                         DECEMBER 31,   MARCH 31,
                                                                             1995         1996
                                                                         ------------   ---------
                                                                          (RESTATED)    (RESTATED)
                                             ASSETS
Current Assets:
  Cash and cash equivalents............................................    $ 45,119     $  31,937
  Restricted cash......................................................         751           751
  Short-term investments...............................................         781         4,265
  Accounts receivables, less reserves of $2,028 and $1,785 at December
     31, 1995 and March 31, 1996, respectively.........................      15,441        15,263
  Income tax receivables...............................................       1,369         1,369
  Prepaid expenses and other current assets............................         691         1,076
                                                                         ------------   ---------
          Total current assets.........................................      64,152        54,661
                                                                         ------------   ---------
Equipment and leasehold improvements, at cost:
  Computer and office equipment........................................       8,117         8,554
  Furniture and fixtures...............................................         979         1,073
  Leasehold improvements...............................................         338           359
                                                                         ------------   ---------
                                                                              9,434         9,986
  Less -- accumulated depreciation and amortization....................       5,787         6,164
                                                                         ------------   ---------
                                                                              3,647         3,822
                                                                         ------------   ---------
Capitalized software development costs, net of accumulated amortization of $2,232 and $2,416 at December 31, 1995 and March 31, 1996,
  respectively.........................................................       2,440         2,735
Other assets...........................................................       1,128         3,713
                                                                         ------------   ---------
                                                                           $ 71,367     $  64,931
                                                                         ==========      ========

                              LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt....................................    $    351     $     272
  Current portion of obligations under capital leases..................         202           225
  Accounts payable.....................................................       2,184         1,906
  Accrued expenses.....................................................       7,298         7,930
  Deferred revenue.....................................................      13,667        15,302
                                                                         ------------   ---------
          Total current liabilities....................................      23,702        25,635
                                                                         ------------   ---------
Long-term liabilities:
  Long-term debt, less current portion.................................          77            44
                                                                         ------------   ---------
  Obligations under capital leases, less current portion...............         190           123
                                                                         ------------   ---------
  Other liabilities....................................................       1,000           750
                                                                         ------------   ---------
Commitments and contingencies (Note 3)
Stockholders' equity:
  Common stock, $.01 par value, authorized 50,000 shares; 20,744 shares issued and outstanding at December 31, 1995, and 20,771 shares
     issued and outstanding at March 31, 1996..........................         207           208
  Additional paid-in capital...........................................      63,796        63,833
  Accumulated deficit..................................................     (17,524)      (25,595)
  Cumulative translation adjustment....................................         (81)          (67)
                                                                         ------------   ---------
          Total stockholders' equity...................................      46,398        38,379
                                                                         ------------   ---------
                                                                           $ 71,367     $  64,931
                                                                         ==========      ========

  The accompanying notes are an integral part of these consolidated financial statements.

                            COMPUTRON SOFTWARE, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                                         THREE MONTHS ENDED
                                                                  ---------------------------------
                                                                  MARCH 31, 1995     MARCH 31, 1996
                                                                  --------------     --------------
                                                                    (RESTATED)         (RESTATED)
Revenues:
  License fees..................................................     $  7,756           $  2,350
  Services......................................................        4,115              5,319
                                                                  --------------     --------------
          Total revenues........................................       11,871              7,669
                                                                  --------------     --------------
Operating expenses:
  Cost of license fees..........................................          311              1,003
  Cost of services..............................................        2,420              3,903
  Sales and marketing...........................................        3,637              5,756
  Research and development......................................        2,089              2,982
  General and administrative....................................        1,757              2,701
                                                                  --------------     --------------
          Total operating expenses..............................       10,214             16,345
                                                                  --------------     --------------
Operating income (loss).........................................        1,657             (8,676)
                                                                  --------------     --------------
Other income (expense):
  Other income..................................................          202                637
  Other expense.................................................         (158)               (32)
                                                                  --------------     --------------
     Other income (expense), net................................           44                605
                                                                  --------------     --------------
Income (loss) before income taxes...............................        1,701             (8,071)
Income tax provision............................................          263                 --
                                                                  --------------     --------------
Net income (loss)...............................................     $  1,438           $ (8,071)
                                                                  ===========        ===========
Net income (loss) per common and common stock equivalent........     $   0.08           $  (0.39)
                                                                  ===========        ===========
Weighted average number of common and common equivalent
  shares........................................................       18,437             20,767
                                                                  ===========        ===========

  The accompanying notes are an integral part of these consolidated financial statements

                            COMPUTRON SOFTWARE, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                  (UNAUDITED)

                                                                          THREE MONTHS ENDED
                                                                    -------------------------------
                                                                    MARCH 31, 1995   MARCH 31, 1996
                                                                    --------------   --------------
                                                                      (RESTATED)       (RESTATED)
Cash flows from operating activities:
  Net income (loss)...............................................     $  1,438         $ (8,071)
  Adjustments to reconcile net income (loss) to net cash flows provided by (used in) operating activities --
     Depreciation and amortization................................          594              561
     Provision for doubtful accounts..............................           59              127
  Changes in current assets and liabilities --
     Accounts receivable..........................................       (2,432)              51
     Prepaid expenses and other current assets....................            7             (385)
     Accounts payable and accrued liabilities.....................           28              354
     Deferred revenue.............................................         (872)           1,635
                                                                    --------------   --------------
          Net cash flows provided by (used in) operating
             activities...........................................       (1,178)          (5,728)
                                                                    --------------   --------------
Cash flows from investing activities:
  Other assets....................................................          105           (2,677)
  Capitalized software development costs..........................         (200)            (387)
  Purchase of equipment and leasehold improvements................         (758)            (552)
  Short-term investments..........................................       (5,761)          (3,484)
                                                                    --------------   --------------
          Net cash flows used in investing activities.............       (6,614)          (7,100)
                                                                    --------------   --------------
Cash flows from financing activities:
  Proceeds from exercise of stock options.........................           --               38
  Payments of long term debt......................................         (348)            (112)
  Decrease in other long-term liabilities.........................           --             (250)
  Principal payments under capital lease obligations..............           --              (44)
                                                                    --------------   --------------
Net cash flows provided by financing activities...................         (348)            (368)
                                                                    --------------   --------------
Foreign currency exchange rate effects............................          (76)              14
                                                                    --------------   --------------
Net decrease in cash and cash equivalents.........................       (8,216)         (13,182)
Cash and cash equivalents, beginning of period....................       15,186           45,119
                                                                    --------------   --------------
Cash and cash equivalents, end of period..........................     $  6,970         $ 31,937
                                                                    ===========      ===========
Supplemental disclosures of cash flow information and noncash financing activities:
  Cash paid during the period for --
     Interest.....................................................     $    155         $     32
                                                                    ===========      ===========
     Income taxes.................................................     $     49         $     47
                                                                    ===========      ===========
  Capital lease obligations incurred..............................     $     89         $     --
                                                                    ===========      ===========

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

     These consolidated financial statements should be read in conjunction with the financial statements and related notes included in the Company's 1995 Annual Report on Form 10-K/A filed with the Securities and Exchange Commission.

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

                            COMPUTRON SOFTWARE, INC.

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

     A summary of the impact of such restatements on the unaudited financial statements for the three month periods ended March 31, 1996 and 1995 is as follows:

                                                        THREE MONTHS ENDED      THREE MONTHS ENDED
                                                          MARCH 31, 1996          MARCH 31, 1995
                                                       ---------------------   ---------------------
                                                       PREVIOUSLY      AS      PREVIOUSLY      AS
                                                        REPORTED    RESTATED    REPORTED    RESTATED
                                                       ----------   --------   ----------   --------
    Total Revenue....................................   $  9,378    $  7,699    $ 11,175    $ 11,871
    Income (Loss) from operations....................     (7,025)     (8,676)        895       1,657
    Net Income (Loss)................................     (6,420)     (8,071)        676       1,438
    Net Income (Loss) per share .....................       (.31)       (.39)        .04         .08

(3)  CONTINGENCIES

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

(4)  SUBSEQUENT EVENTS

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

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     This Report contains certain statements of a forward-looking nature relating to future events or the future financial performance of the Company. Investors are cautioned that such statements are only predictions and that actual events or results may differ materially. In evaluating such statements, investors should specifically consider the various factors identified in this Report and in the Company's 1995 Annual Report on Form 10-K/A filed with the Securities and Exchange Commission which could cause actual results to differ materially from those indicated by such forward-looking statements, including the matters set forth below under the caption "Certain Factors That May Affect Future Results and Financial Condition and the Market Price of Securities".

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

     The Company has continued to expand its direct sales force and its indirect channels of distribution and in late 1994 began emphasizing indirect channels of distribution for Computron Workflow and Computron COOL. The Company has also expanded its indirect channels of distribution by establishing relationships with systems integrators, distributors and third party service providers. The Company substantially increased its sales and marketing and product development and engineering expenses in 1994 to complete the development, introduction, sale, marketing and support of its new products. The Company generated a net loss in 1994 of $2.4 million, a net loss of $8.6 million for 1995 and reported a net loss for the first quarter of 1996 of $8.1 million. The Company also incurred a net loss for each of the years ended December 31, 1990, 1991, 1992, and 1993. As of March 31, 1996, the Company had an accumulated deficit of $25.6 million. There can be no assurance that the Company will be profitable in the future. The domestic and international operating result fluctuations during such periods primarily reflect the timing of revenue recognition related to significant license agreements. The Company believes that domestic and international operating results will continue to fluctuate significantly in the future as a result of a variety of factors, including the lengthy sales cycle for the Company's products, the proportion of revenues attributable to license fees versus services, the amount of revenue generated by resales of third party software, changes in product mix, demand for the Company's product, the size and timing of individual license transactions, the introduction of new product enhancements by the Company or its competitors, changes in customers' budgets, competitive conditions in the industry and general economic conditions.

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

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain operating data as a percentage of total revenues:

                                                               THREE MONTHS
                                                                  ENDED
                                                                MARCH 31,
                                                              --------------
                                                              1995     1996
                                                              -----   ------
Revenues:
  License fees..............................................   65.3%    30.6%
  Services..................................................   34.7     69.4
                                                              -----   ------
          Total revenues....................................  100.0    100.0
Operating expenses:
  Cost of license fees......................................    2.6     13.1
  Cost of services..........................................   20.4     50.9
  Sales and marketing.......................................   30.6     75.1
  Product development and engineering.......................   17.6     38.9
  General and administrative................................   14.8     35.1
                                                              -----   ------
          Total operating expenses..........................   86.0    213.1
Operating income (loss).....................................   14.0   (113.1)
Other income (expense)......................................    0.3      7.9
                                                              -----   ------
Income (loss) before income taxes...........................   14.3   (105.2)
Income taxes (benefit)......................................    2.2       --
                                                              -----   ------
          Net income (loss).................................   12.1%  (105.2)%
                                                              =====   ======

  Total Revenues

     Total revenues decreased 35.4% for the three months ended March 31, 1996, compared to the three months ended March 31, 1995, respectively. The decrease was attributable to a decrease in license fees, offset in part by an increase in services revenue. One customer accounted for 23.3% of the Company's total revenue for the quarter ended March 31, 1995.

     The Company derived approximately $1.7 million and $1.8 million or 14.4% and 23.4% of its total revenues, from customers outside of the United States for the three months ended March 31, 1995 and 1996, respectively. The Company expects that such revenues will continue to represent a significant percentage of its total revenues in the future. Most of the Company's international license fees and services revenue are denominated in foreign currencies. Decreases in the value of foreign currencies relative to the US dollar could result in losses from foreign currency translations. The Company does not currently hedge its foreign exchange exposure. With respect to the Company's sales that are US dollar-denominated, decreases in the value of foreign currencies relative to the US dollar could make the Company's products less price competitive.

  License Fees

     License fees include revenues from software license agreements entered into between the Company and its customers with respect to both the Company's products and third party products resold by the Company. License fees decreased 69.7% for the three months ended March 31, 1996, as compared to the three months ended March 31, 1995. The decrease was attributable, in part, to uncertainty in the marketplace created by the delayed release of the Company's 1995 results of operations, which resulted in reduced demand for licenses, as well as decreased average dollar amounts per order. For the three months ended March 31, 1995, license fee revenues include a non-refundable source code and license fee of approximately $2.7 million pursuant to the Company's agreement with Wang.

  Services Revenue

     Services revenue includes fees from software maintenance agreements, training, installation and consulting services. Maintenance fees, including first year maintenance, are billed separately and are recognized ratably over the period of the maintenance agreement. Training, installation and consulting service revenues are recognized as the services are performed. Services revenue increased 29.3% for the three months ended March 31, 1996, as compared to the three months ended March 31, 1995. The increase in services revenue was attributable primarily to increased training and consulting services which resulted from a larger installed base of the Company's products.

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

                                                              THREE MONTHS ENDED
                                                                  MARCH 31,
                                                              ------------------
                                                               1995        1996
                                                              ------      ------
                                                                (IN THOUSANDS,
                                                              EXCEPT PERCENTAGE
                                                                    DATA)
License fees................................................  $7,756      $2,350
Cost of license fees........................................     311       1,003
Cost of license fees as a percentage of license fees........     4.0%       42.7%

     For the three months ended March 31, 1996, compared to the three months ended March 31, 1995, the dollar cost of license fees increased substantially, primarily as a result of increased costs associated with third party software resold to customers and for costs recorded on contracts, while the associated license revenues were deferred due to uncertainty with respect to collections.

  Cost of Services

     Cost of services consists primarily of personnel costs for training, installation, consulting and customer support. These costs include training third party service and support organizations for the Company's products. The following table sets forth, for the periods indicated, the relationship of cost of services and services revenue:

                                                                THREE MONTHS ENDED
                                                                    MARCH 31,
                                                              ----------------------
                                                                1995          1996
                                                              --------      --------
                                                              (IN THOUSANDS, EXCEPT
                                                                 PERCENTAGE DATA)
Services revenue............................................    $4,115        $5,319
Cost of services............................................     2,420         3,903
Cost of services as a percentage of services revenue........      58.8%         73.4%

     For the three months ended March 31, 1996, cost of services as a percentage of services revenue increased compared to the three months ended March 31, 1995, primarily as a result of expanding the Company's customer service resources, principally its consulting, telephone support, and account management staff, as the demand for services increased.

  Sales and Marketing

     Sales and marketing expenses consist primarily of salaries and commissions paid to sales and marketing personnel as well as travel and promotional expenses. The following table sets forth, for the periods indicated, sales and marketing expenses, the percentage increases of such expenses compared to the comparable period in the prior year and the relationship of such expenses to total revenues:

                                                              THREE MONTHS ENDED
                                                                  MARCH 31,
                                                              ------------------
                                                               1995        1996
                                                              ------      ------
                                                                (IN THOUSANDS,
                                                              EXCEPT PERCENTAGE
                                                                    DATA)
Sales and marketing expenses................................  $3,637      $5,756
Percentage increase over the comparable period in the prior
  year......................................................    58.1%       58.3%
Sales and marketing expenses as a percentage of total
  revenues..................................................    30.6%       75.1%

     Sales and Marketing expenses as a percentage of total revenue increased for the three months ended March 31, 1996, as compared to the three months ended March 31, 1995, primarily due to substantial hiring and due to the significant decrease in revenues recorded. The Company anticipates that sales and marketing expenses may increase in the future, as it expands its sales and marketing activities.

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

  General and Administrative

     General and administrative expenses consist primarily of salaries of administrative, executive and financial personnel, provision for doubtful accounts and outside professional fees. General and administrative expenses represented 35.2% of total revenues for the three months ended March 31, 1996, compared to 14.8% of total revenues for the three months ended March 31, 1995. General and administrative expenses increased 53.7% for the three months ended March 31, 1996, as compared to the three months ended March 31, 1995, primarily due to increases in payroll and benefits expenses associated with an increase of finance and administrative personnel, increased depreciation expense, and increased insurance. While the Company anticipates continuing dollar increases in general and administrative expenses, it expects such expenses as a percentage of total revenues to decrease over time.

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

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 1996, the Company had cash, cash equivalents, restricted cash and short-term investments $37.0 million and working capital of $29.0 million. As of March 31, 1996, the Company had the following facilities under its bank line of credit: (i) fully available $4.0 million revolving line of credit which expires on May 31, 1996 collateralized by the Company's accounts receivable,
(ii) a fully available $1.0 million secured equipment financing facility expiring on May 31, 1996, (iii) a fully available $2.0 million line of credit for letters of credit which expires on May 31, 1996 and (iv) a $751,000 standby letters of credit collateralized by U.S. Treasury securities and certificates of deposit and maturing on July 31, 1996. In addition, the company has various equipment loans outstanding with an aggregate balance of $.3 million at March 31, 1996 that bear, interest at rates ranging from 7.3% to 9.5% and which matures from time to time.

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

     Cash used by financing activities was $.3 million and $.4 million during the three months ended March 31, 1995 and 1996, respectively. During the three months ended March 31, 1995, cash used by financing activities consisted primarily of repayment of debt.

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

  Limited History of Profitability; Prior Losses

     The Company generated a net loss of $2.4 million in 1994, a net loss of $8.6 million for 1995 and reported a net loss for the first quarter of 1996 of $8.1 million. The Company also incurred a net loss for each of the years ended December 31, 1990, 1991, 1992, and 1993. As of March 31, 1996, the Company had an accumulated deficit of $25.6 million. There can be no assurance that the Company will be profitable in the future.

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

  Risks Associated with International Operations

     The Company derived approximately $4.4 million, $9.1 million, and $14.2 million, or 23.6%, 32.5%, and 26.9% of its total revenues, from customers outside of the United States in 1993, 1994 and 1995, respectively. The Company derived approximately $1.7 million and $1.8 million or 14.4% and 23.4% of its total revenues, from customers outside of the United States for the months ended March 31, 1995 and 1996, respectively. The Company expects that such revenues will continue to represent a significant percentage of its total revenues in the future. The Company believes that its continued growth and profitability will require expansion of its sales in international markets. The Company intends to continue to expand its operations outside of the United States and enter additional international markets, which will require significant management attention and financial resources. There can be no assurance, however, that the Company will be able to maintain or increase international market demand for its products and services. Most of the Company's international license fees and services revenue are denominated in foreign currencies. Decreases in the value of foreign currencies relative to the U.S. dollar could result in losses from foreign currency translations. The Company does not currently hedge its foreign exchange exposure. With respect to the Company's sales that are U.S. dollar-denominated, decreases in the value of foreign currencies relative to the U.S. dollar could make the Company's products less price competitive. Additional risks inherent in the Company's international business activities generally include unexpected changes in regulatory requirements, tariffs and other trade barriers, costs of localizing products for foreign countries, lack of acceptance of localized products in foreign markets, longer accounts receivable payment cycles, difficulties in managing international operations, potentially adverse tax consequences, restrictions on repatriation of earnings and the burdens of complying with a wide variety of foreign laws. There can be no assurance that such factors will not have a material adverse effect on the Company's future international revenues and, consequently, on the Company's business, results of operations and financial condition.

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

     (b) Reports on Form 8-K

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