Form 10-Q/A
period 1996-06-30
COMPUTRON SOFTWARE INC
filed 1997-04-17
CIK 947427

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

                                EXPLANATORY NOTE

     This 10-Q/A is being filed to amend the report on Form 10-Q for the period ended June 30, 1996 (the "Original Report") and to report the restatement of certain financial information included in the Original Report.

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

     The net impact of these adjustments on the Company's revenues and net income (loss) for each of the five years ended December 31, 1996, is as follows:

                                                                      INCREASE (DECREASE)
                                                                  ----------------------------
                                                                  REVENUES   NET INCOME (LOSS)
                                                                  --------   -----------------
    1992........................................................  $   (868)          (868)
    1993........................................................      (694)          (694)
    1994........................................................    (2,485)        (2,485)
    1995........................................................    (2,724)        (1,266)
    1996........................................................    (1,126)           264

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

                            COMPUTRON SOFTWARE, INC.

                                     INDEX

                                                                                       PAGE
                                                                                      NUMBER
                                                                                      ------
PART I  FINANCIAL INFORMATION (RESTATED)
  Item 1. Financial Statements (Restated)
     Consolidated Balance Sheets
       December 31, 1995 and June 30, 1996..........................................     4
     Consolidated Statements of Operations
       Three and six months ended June 30, 1995 and 1996............................     5
     Consolidated Statements of Cash Flows
       Six months ended June 30, 1995 and 1996......................................     6
     Notes to Consolidated Interim Financial Statements.............................     7
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of
     Operations (Restated)..........................................................    10
PART II  OTHER INFORMATION
  Item 1. Legal Proceedings.........................................................    22
  Item 6. Exhibits and Reports on Form 8-K..........................................    22
SIGNATURES
  Signatures........................................................................    23
EXHIBITS
  Exhibit 11.1......................................................................    24
  Exhibit 27.1......................................................................    25

                            COMPUTRON SOFTWARE, INC.

                          CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                                     DECEMBER 31,       JUNE 30,
                                                                         1995             1996
                                                                     ------------     ------------
                                                                      (RESTATED)       (RESTATED)
                                              ASSETS
Current Assets:
  Cash and cash equivalents........................................    $ 45,119         $ 22,908
  Restricted cash..................................................         751            2,001
  Short-term investments...........................................         781            6,124
  Accounts receivables, less reserves of $2,028 and $736 at
     December 31, 1995 and June 30, 1996, respectively.............      15,441           17,269
  Income tax receivables...........................................       1,369            1,369
  Prepaid expenses and other current assets........................         691            1,216
                                                                     ------------     ------------
          Total current assets.....................................      64,152           50,887
                                                                     ------------     ------------
Equipment and leasehold improvements, at cost:
  Computer and office equipment....................................       8,117            9,876
  Furniture and fixtures...........................................         979            1,283
  Leasehold improvements...........................................         338              361
                                                                     ------------     ------------
                                                                          9,434           11,520
  Less -- accumulated depreciation and amortization................       5,787            6,688
                                                                     ------------     ------------
                                                                          3,647            4,832
                                                                     ------------     ------------
Capitalized software development costs, net of accumulated
  amortization of $2,232 and $2,618 at December 31, 1995 and June
  30, 1996, respectively...........................................       2,440            2,902
Goodwill, net of accumulated amortization of $113 at June 30,
  1996.............................................................          --            2,999
Other assets.......................................................       1,128            1,409
                                                                     ------------     ------------
                                                                       $ 71,367         $ 63,029
                                                                     ==========       ==========

                               LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable....................................................    $     --         $  2,466
  Current portion of long-term debt................................         351              665
  Current portion of obligations under capital leases..............         202              187
  Accounts payable.................................................       2,184            2,954
  Accrued expenses.................................................       7,298            9,571
  Deferred revenue.................................................      13,667           15,431
                                                                     ------------     ------------
          Total current liabilities................................      23,702           31,274
                                                                     ------------     ------------
Long-term liabilities:
  Long-term debt, less current portion.............................          77               34
                                                                     ------------     ------------
  Obligations under capital leases, less current portion...........         190               97
                                                                     ------------     ------------
  Other liabilities................................................       1,000              500
                                                                     ------------     ------------
Commitments and contingencies (Note 3)
Stockholders' equity:
  Common stock, $.01 par value, authorized 50,000 shares; 20,744 shares issued and outstanding at December 31, 1995, and 20,798
     shares issued and outstanding at June 30, 1996................         207              207
  Additional paid-in capital.......................................      63,796           63,868
  Accumulated deficit..............................................     (17,524)         (32,679)
  Cumulative translation adjustment................................         (81)            (272)
                                                                     ------------     ------------
          Total stockholders' equity...............................      46,398           31,124
                                                                     ------------     ------------
                                                                       $ 71,367         $ 63,029
                                                                     ==========       ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                            COMPUTRON SOFTWARE, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                          THREE MONTHS ENDED         SIX MONTHS ENDED
                                                        -----------------------   -----------------------
                                                         JUNE 30,     JUNE 30,     JUNE 30,     JUNE 30,
                                                           1995         1996         1995         1996
                                                        ----------   ----------   ----------   ----------
                                                        (RESTATED)   (RESTATED)   (RESTATED)   (RESTATED)
Revenues:
  License fees........................................   $ 12,149     $  4,185     $ 19,905     $  6,535
  Services............................................      4,863        9,042        8,978       14,361
                                                        ----------   ----------   ----------   ----------
          Total revenues..............................     17,012       13,227       28,883       20,896
                                                        ----------   ----------   ----------   ----------
Operating expenses:
  Cost of license fees................................      3,014          214        3,325        1,257
  Cost of services....................................      3,481        6,960        5,901       10,863
  Sales and marketing.................................      5,319        6,671        8,956       12,427
  Research and development............................      2,322        2,876        4,411        5,818
  General and administrative..........................      1,895        4,128        3,652        6,828
                                                        ----------   ----------   ----------   ----------
          Total operating expenses....................     16,031       20,849       26,245       37,193
                                                        ----------   ----------   ----------   ----------
Operating income (loss)...............................        981       (7,622)       2,638      (16,297)
                                                        ----------   ----------   ----------   ----------
Other income (expense):
  Other income........................................         79          601          281        1,239
  Other expense.......................................       (162)         (33)        (320)         (65)
                                                        ----------   ----------   ----------   ----------
          Other income (expense), net.................        (83)         568          (39)       1,174
                                                        ----------   ----------   ----------   ----------
Income (loss) before income taxes.....................        898       (7,054)       2,599      (15,123)
Income tax provision..................................        356           32          619           32
                                                        ----------   ----------   ----------   ----------
Net income (loss).....................................   $    542     $ (7,086)    $  1,980     $(15,155)
                                                         ========     ========     ========     ========
Net income (loss) per common and common stock
  equivalent..........................................   $   0.03     $  (0.34)    $   0.11     $  (0.73)
                                                         ========     ========     ========     ========
Weighted average number of common and common
  equivalent shares...................................     18,811       20,774       18,811       20,774
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

                            COMPUTRON SOFTWARE, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                  (UNAUDITED)

                                                            SIX MONTHS ENDED       SIX MONTHS ENDED
                                                             JUNE 30, 1995          JUNE 30, 1996
                                                            ----------------       ----------------
                                                               (RESTATED)             (RESTATED)
Cash flows from operating activities:
  Net income (loss).......................................      $  1,980               $(15,155)
  Adjustments to reconcile net income (loss) to net cash
     flows provided by (used in) operating activities --
     Depreciation and amortization........................           868                  1,400
     Provision for doubtful accounts......................           520                    477
  Changes in current assets and liabilities net of effect
     of acquisitions --
     Restricted cash......................................            --                 (1,250)
     Accounts receivables.................................        (6,301)                    68
     Prepaid expenses and other current assets............            (2)                  (110)
     Accounts payable and accrued expenses................         2,028                    734
     Deferred revenue.....................................        (2,179)                 1,495
                                                                 -------               --------
          Net cash flows used in operating activities.....        (3,086)               (12,341)
                                                                 -------               --------
Cash flows from investing activities:
  Other assets............................................          (770)                    87
  Capitalized software development costs..................          (609)                  (848)
  Purchase of equipment and leasehold improvements........        (1,387)                (1,361)
  Net cash paid for acquisitions in France and Germany....            --                 (1,373)
  Cash paid for acquisition costs.........................            --                   (111)
  Short-term investments..................................        (1,783)                (4,946)
                                                                 -------               --------
          Net cash flows used in investing activities.....        (4,549)                (8,552)
                                                                 -------               --------
Cash flows from financing activities:
  Proceeds from exercise of stock options.................            --                     72
  Repayment of notes payable..............................            --                   (507)
  Payments of long term debt..............................          (652)                   (66)
  Decrease in other long-term liabilities.................            --                   (500)
  Principal payments under capital lease obligations......          (101)                  (108)
                                                                 -------               --------
Net cash flows provided by (used in) financing
  activities..............................................          (753)                (1,109)
                                                                 -------               --------
Foreign currency exchange rate effects....................            71                   (209)
                                                                 -------               --------
Net decrease in cash and cash equivalents.................        (8,317)               (22,211)
Cash and cash equivalents, beginning of period............        15,186                 45,119
                                                                 -------               --------
Cash and cash equivalents, end of period..................      $  6,869               $ 22,908
                                                                 =======               ========
Supplemental disclosures of cash flow information and
  noncash financing activities:
  Cash paid during the period for --
     Interest.............................................      $    311               $     78
                                                                 =======               ========
     Income taxes.........................................      $     50               $     59
                                                                 =======               ========
     Capital lease obligations incurred...................      $    123               $     --
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

     A summary of the impact of such restatements on the unaudited financial statements for the three and six month periods ended June 30, 1996 and 1995 is as follows:

                                                      THREE MONTHS ENDED       SIX MONTHS ENDED
                                                         JUNE 30, 1996           JUNE 30, 1996
                                                     ---------------------   ---------------------
                                                     PREVIOUSLY      AS      PREVIOUSLY      AS
                                                      REPORTED    RESTATED    REPORTED    RESTATED
                                                     ----------   --------   ----------   --------
    Total Revenue..................................   $ 13,875    $ 13,227    $  23,253   $ 20,896
    Income (Loss) from operations..................     (7,254)     (7,622)     (14,278)   (16,297)
    Net Income (Loss)..............................     (6,718)     (7,086)     (13,136)   (15,155)
    Net Income (Loss) per share....................       (.32)       (.34)        (.63)      (.73)

                                                      THREE MONTHS ENDED       SIX MONTHS ENDED
                                                         JUNE 30, 1995           JUNE 30, 1995
                                                     ---------------------   ---------------------
                                                     PREVIOUSLY      AS      PREVIOUSLY      AS
                                                      REPORTED    RESTATED    REPORTED    RESTATED
                                                     ----------   --------   ----------   --------
    Total Revenue..................................   $ 17,055    $ 17,012    $  28,230   $ 28,883
    Income (Loss) from operations..................      1,357         981        2,252      2,638
    Net Income (Loss)..............................        918         542        1,594      1,980
    Net Income (Loss) per share ...................        .05         .03          .08        .11

(3)  CONTINGENCIES

     During the period from April through June 1996, the Company and certain of its officers and directors were named as defendants in six civil suits filed as class actions of behalf of individuals claiming to have purchased Computron common stock during the time period from August 24, 1995 through April 1, 1996. The suits were filed in the United States District Court for the district of New Jersey and have been consolidated by court order into one suit captioned In re Computron Software, Inc. Securities Litigation, Master File No-96-1911 (AJL). A second amended complaint was filed on August 9, 1996 and the defendants have until September 9, 1996 to respond to the complaint. The complaint asserts claims under Sections 11, 12(2) and 15 of the Securities Act of 1933, Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, Rule 10b-5 of the Securities and Exchange Commission, and state law, and seeks unspecified compensatory damages, attorneys' fees and costs. On June 26, 1996, the Company was named as a defendant in a civil suit

                            COMPUTRON SOFTWARE, INC.

filed by Grey Advertising, Inc. in the United States District Court for the Southern District of New York captioned Grey Advertising, Inc. vs. Computron Technologies Corporation, 96 Civ. 4833 (Jones). In general, the complaint alleges false advertising and breach of contract. The plaintiff is seeking monetary damages of $350,000 and punitive damages of $1,000,000 plus fees and disbursements. The Company intends to defend itself against the suits vigorously. Since the litigations have recently been filed and discovery has not yet commenced, the company is unable to assess the likelihood of an adverse result. There can be not assurances as to the outcome of such lawsuits. The inability of the Company to resolve the claims that are the basis for the lawsuits or to prevail in any related litigation could result in the Company being required to pay substantial monetary damages for which the Company many not be adequately insured, which would have a material adverse effect on the Company's business, financial condition and results of operations. In any event, the Company's defense of such lawsuits, even if the outcome is favorable to the Company, could result in substantial costs to the Company.

     From time to time, the Company is involved in disputes and /or litigation encountered in its normal course of business. The Company believes that the ultimate outcome of these proceedings will not have a material adverse impact on the Company's consolidated financial position, results of operations and cash flows.

(4)  ACQUISITIONS

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

     On June 30, 1996, Computron Software, Inc. acquired AT&T ISTEL and Co., GmbH a company owned by the AT&T Group based in Essen, Germany. The purchase price was approximately $1.2 million plus $110,000 of acquisition costs.

     The following is additional supplemental cash flow information relating to the aforementioned acquisitions:

Fair value of assets acquired...............................  $7,221
  Liabilities assumed.......................................   2,887
                                                              ------
  Net value of assets acquired..............................   4,334
  Cash paid at closing......................................   1,895
                                                              ------
          Notes payable at closing..........................  $2,439
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

     The Company has continued to expand its direct sales force and its indirect channels of distribution and in late 1994 began emphasizing indirect channels of distribution for Computron Workflow and Computron COOL. The Company has also expanded its indirect channels of distribution by establishing relationships with systems integrators, distributors and third party service providers. The Company substantially increased its sales and marketing and product development and engineering expenses in 1994 to complete the development, introduction, sale, marketing and support of its new products. During 1996, the Company acquired software operations in France and Germany. Included in the acquisitions is an installed base of approximately 180 customers as well as 100 professional staff. The Company generated a net loss of $2.4 million in 1994, a net loss of $8.6 million for 1995 and reported a net loss for the first six months of 1996 of $15.2 million. The Company also incurred a net loss for each of the years ended December 31, 1990, 1991, 1992, and 1993. As of June 30, 1996, the Company had an accumulated deficit of $32.7 million. There can be no assurance that the Company will be profitable in the future. The domestic and international operating result fluctuations during such periods primarily reflect the timing of revenue recognition related to significant license agreements. The Company believes that domestic and international operating results will continue to fluctuate significantly in the future as a result of a variety of factors, including the lengthy sales cycle for the Company's products, the proportion of revenues attributable to license fees versus services, the amount of revenue generated by resales of third party software, changes in product mix, demand for the Company's product, the size and timing of individual license transactions, the introduction of new product enhancements by the Company or its competitors, changes in customers' budgets, competitive conditions in the industry and general economic conditions.

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

     In response to the independent public accountants concerns, the Company has taken a number of actions during 1996. In June 1996, the Company hired a Revenue Controller who has 14 years accounting experience at a major national accounting firm with specific experience on revenue recognition issues within the software industry. In addition, in July 1996, the Company hired an outside consultant specializing in accounts receivable credit and collections to strengthen the Company's policies and procedures in this area.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain operating data as a percentage of total revenues:

                                                            THREE MONTHS         SIX MONTHS
                                                                ENDED               ENDED
                                                              JUNE 30,            JUNE 30,
                                                           ---------------     ---------------
                                                           1995      1996      1995      1996
                                                           -----     -----     -----     -----
    Revenues:
      License fees.......................................   71.4%     31.6%     68.9%     31.3%
      Services...........................................   28.6      68.4      31.1      68.7
                                                           -----     -----     -----     -----
              Total revenues.............................  100.0     100.0     100.0     100.0
    Operating expenses:
      Cost of license fees...............................   17.7       1.6      11.5       6.0
      Cost of services...................................   20.5      52.6      20.4      52.0
      Sales and marketing................................   31.3      50.4      31.0      59.5
      Research and development...........................   13.6      21.7      15.3      27.8
      General and administrative.........................   11.1      31.3      12.7      32.7
                                                           -----     -----     -----     -----
              Total operating expenses...................   94.2     157.6      90.9     178.0
    Operating income (loss)..............................    5.8     (57.6)      9.1     (78.0)
    Other income (expense)...............................   (0.5)      4.3      (0.1)      5.6
                                                           -----     -----     -----     -----
    Income (loss) before income taxes....................    5.3     (53.3)      9.0     (72.4)
    Income taxes (benefit)...............................    2.1       0.3       2.1       0.1
                                                           -----     -----     -----     -----
              Net income (loss)..........................    3.2%    (53.6)%     6.9%    (72.5)%
                                                           =====     =====     =====     =====

  Total Revenues

     Total revenues decreased 22.2% and 27.7% for the three months and six months ended June 30, 1996, respectively compared to the corresponding previous periods. The decrease was attributable to a decrease in license fees, offset in part by an increase in services revenue. Two customers accounted for 38.3% of the Company's total revenue for the three months ended June 30, 1995. For the three months ended June 30, 1996, a single customer accounted for 11.5% of the Company's total revenues. For the six months ended June 30, 1995, two customers accounted for 10.4% and 18.5%, respectively of the Company's total revenue. For the six months ended June 30, 1996, no customer accounted for 10% or more of the Company's total revenue.

     The Company derived approximately $5.3 million and $7.1 million or 40.2% and 34.0% of its total revenues, from customers outside of the United States for the three months and six months ended June 30, 1996, respectively compared to $6.7 million and $8.4 million or 39.4% and 29.1%, respectively of its total revenues for the corresponding previous periods. The Company expects that such revenues will continue to represent a significant percentage of its total revenues in the future, as the Company has made recent acquisitions in Europe. Most of the Company's international license fees and services revenue are denominated in foreign currencies. Decreases in the value of foreign currencies relative to the US dollar could result in losses from foreign currency translations. The Company does not currently hedge its foreign exchange exposure. With respect to the Company's sales that are US dollar-denominated, decreases in the value of foreign currencies relative to the US dollar could make the Company's products less price competitive.

  License Fees

     License fees include revenues from software license agreements entered into between the Company and its customers with respect to both the Company's products and third party products resold by the Company. License fees decreased 65.6% and 67.2% for the three months and six months ended June 30, 1996 respectively, as compared to the corresponding previous periods. The decrease was attributable, in part, to uncertainty in the marketplace created by the delayed release of the Company's 1995 results of operations, which resulted in reduced demand for licenses, as well as decreased average dollar amounts per order. For the six months ended June 30, 1995, license fee revenues include a non-refundable source code and license fee of approximately $2.7 million pursuant to the Company's agreement with Wang.

  Services Revenue

     Services revenue includes fees from software maintenance agreements, training, installation and consulting services. Maintenance fees, including first year maintenance, are billed separately and are recognized ratably over the period of the maintenance agreement. Training, installation and consulting service revenues are recognized as the services are performed. Services revenue increased 85.9% and 60.0% for the three months and six months ended June 30, 1996 respectively, as compared to the corresponding previous periods. The increase in services revenue was attributable primarily to increased training and consulting services which resulted from a larger installed base of the Company's products. In addition, approximately $2.1 million of the services revenue for the three months ended June 30, 1996 was generated by the Company's recent acquisition in France.

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

                                                   THREE MONTHS ENDED   SIX MONTHS ENDED
                                                        JUNE 30,            JUNE 30,
                                                   ------------------   ----------------
                                                     1995      1996      1995      1996
                                                   --------   -------   -------   ------
                                                     (IN THOUSANDS, EXCEPT PERCENTAGE
                                                                   DATA)
License fees....................................    $12,149    $4,185   $19,905   $6,535
Cost of license fees............................      3,014       214     3,325    1,257
Cost of license fees as a percentage of license
  fees..........................................       24.8%      5.1%     16.7%    19.2%

     The dollar cost of license fees and the cost of license fees as a percentage of license fee revenue decreased substantially during the three months ended June 30, 1996 as compared to the corresponding period in 1995, primarily as a result of a reduced amount of third party software resold to customers. Cost of license fees increased as a percentage of license fees during the six months ended June 30, 1996 as certain costs were recorded on contracts, while the associated license revenue was deferred as collectability was uncertain.

  Cost of Services

     Cost of services consists primarily of personnel costs for training, installation, consulting and customer support. These costs include training third party service and support organizations for the Company's products. The following table sets forth, for the periods indicated, the relationship of cost of services and services revenue:

                                                        THREE MONTHS
                                                            ENDED        SIX MONTHS ENDED
                                                          JUNE 30,           JUNE 30,
                                                       ---------------   ----------------
                                                        1995     1996     1995     1996
                                                       ------   ------   ------   -------
                                                        (IN THOUSANDS, EXCEPT PERCENTAGE
                                                                     DATA)
Services revenue.....................................  $4,863   $9,042   $8,978   $14,361
Cost of services.....................................   3,481    6,960    5,901    10,863
Cost of services as a percentage of services
  revenue............................................    71.6%    77.0%    65.7%     75.6%

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

  Sales and Marketing

     Sales and marketing expenses consist primarily of salaries and commissions paid to sales and marketing personnel and travel and promotional expenses. The following table sets forth, for the periods indicated, sales and marketing expenses, the percentage increases of such expenses compared to the corresponding previous periods and the relationship of such expenses to total revenues:

                                                        THREE MONTHS
                                                            ENDED        SIX MONTHS ENDED
                                                          JUNE 30,           JUNE 30,
                                                       ---------------   ----------------
                                                        1995     1996     1995     1996
                                                       ------   ------   ------   -------
                                                        (IN THOUSANDS, EXCEPT PERCENTAGE
                                                                     DATA)
Sales and marketing expenses.........................  $5,319   $6,671   $8,956   $12,427
Percentage increase over the comparable period in the
  prior year.........................................      95%    25.4%    77.4%     38.8%
Sales and marketing expenses as a percentage of total
  revenues...........................................    31.3%    50.4%    31.0%     59.5%

     Sales and marketing expenses as a percentage of total revenue increased for the three months and six months ended June 30, 1996 as compared to the corresponding previous periods, primarily due to substantial hiring. The Company anticipates that sales and marketing expenses may increase in the future, as it continues to expand its sales and marketing activities.

RESEARCH AND DEVELOPMENT

     Research and development expenses consist primarily of engineering personnel costs, costs of third party equipment and software for development purposes and costs of outside consultants hired by the Company used to assist its product development efforts. Research and development expenses are generally charged to operations as incurred. However, certain software development costs are capitalized in accordance with

Statement of Financial Accounting Standards No. 86. Such capitalized software development costs are generally amortized over periods not exceeding three years.

                                                               THREE MONTHS       SIX MONTHS
                                                                   ENDED             ENDED
                                                                 JUNE 30,          JUNE 30,
                                                              ---------------   ---------------
                                                               1995     1996     1995     1996
                                                              ------   ------   ------   ------
                                                              (IN THOUSANDS, EXCEPT PERCENTAGE
                                                                            DATA)
Gross research and development expenses.....................  $2,731   $3,236   $5,020   $6,666
Amounts capitalized for software development cost...........    (409)    (360)    (609)    (848)
                                                              ------   ------   ------   ------
Research and development expenses...........................  $2,322   $2,876   $4,411   $5,818
                                                              ======   ======   ======   ======
Research and development expenses as a percentage of total
  revenues..................................................   13.6%    21.7%    15.3%    27.8%
Amounts capitalized for software development cost as a
  percentage of gross research and development expenses.....   15.0%    11.1%    12.1%    12.7%

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

GENERAL AND ADMINISTRATIVE

     General and administrative expenses consist primarily of salaries of administrative, executive and financial personnel, provision for doubtful accounts and outside professional fees. General and administrative expenses represented 31.3% and 32.7% of total revenues for the three months and six months ended June 30, 1996 respectively, compared to 11.1% and 12.7% of total revenues for the corresponding previous periods. General and administrative expenses increased 117.8% and 87% for the three months and six months ended June 30, 1996 respectively, as compared to the corresponding previous periods, primarily due to increases in payroll and benefits expenses associated with an increase of finance and administrative personnel, increased professional fees relating to outstanding litigation, hiring of new personnel, including a new Chief Executive Officer, depreciation and amortization expense, and increased insurance. While the Company anticipates continuing dollar increases in general and administrative expenses, it expects such expenses as a percentage of total revenues to decrease over time.

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

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 1996, the Company had cash, cash equivalents, restricted cash and short-term investments of $31.0 million and working capital of $19.6 million. The restricted cash relates to $2 million of standby letters of credit collateralized by U.S. Treasury securities and maturing in June 1997.

     The Company's operating activities used cash of $3.1 million and $12.3 million for the six months ended June 30, 1995 and 1996, respectively. Net cash used in operating activities for the six months ended June 30, 1995 was primarily composed of an increase in accounts receivable due to increased revenue levels. Net cash used by operations in the six months ended June 30, 1996 was composed primarily of net loss.

     The Company's investing activities have used cash of $4.5 million and $8.5 million for the six months ended June 30, 1995 and 1996, respectively. The principle uses were increases in short-term investments, capitalized software costs, purchases of equipment, and the acquisitions made in France and Germany.

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

  Limited History of Profitability; Prior Losses

     The Company generated a net loss of $2.4 million in 1994, a net loss of $8.6 million for 1995 and reported a net loss for the first six months of 1996 of $15.2 million. The Company also incurred a net loss for each of the years ended December 31, 1990, 1991, 1992, and 1993. As of June 30, 1996, the Company had an accumulated deficit of $32.7 million. There can be no assurance that the Company will be profitable in the future.

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

  Management of Growth

     The Company has recently experienced significant growth. This growth has placed a significant strain on the Company's management, administrative and operational resources and financial control systems. The Company has recently added a number of key officers, including Joseph Esposito, as President, Worldwide Operations, in October 1994, Richard C. Yonker, as Chief Financial Officer, in December 1995 and Adrian Peters, as Chief Executive Officer in August 1996. The Company's future results of operations will depend on its ability to continue to broaden its senior management group, and on the ability of its officers and key employees to continue to implement and improve its management, administrative and operational systems and to expand, train, manage and motivate its employee base. The Company's inability to manage growth effectively, should it occur, could have a material adverse effect on the quality of the Company's products, the Company's ability to retain key personnel and the Company's results of operations.

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

     In response to the independent public accountants concerns, the Company has taken a number of actions during 1996. In June 1996, the Company hired a Revenue Controller who has 14 years accounting experience at a major national accounting firm with specific experience on revenue recognition issues within the software industry. In addition, in July 1996, the Company hired an outside consultant specializing in accounts receivable credit and collections to strengthen the Company's policies and procedures in this area.

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

  Potential Adverse Effect of Litigation

     During the period from April through June 1996, the Company and certain of its officers and directors were named as defendants in six civil suits filed as class actions of behalf of individuals claiming to have purchased Computron common stock during the time period from August 24, 1995 through April 1, 1996. The suits were filed in the United States District Court for the district of New Jersey and have been consolidated by court order into one suit captioned In re Computron Software, Inc. Securities Litigation, Master File No-96-1911 (AJL). A second amended complaint was filed on August 9, 1996 and the defendants have until September 9, 1996 to respond to the complaint. The complaint asserts claims under Sections 11, 12(2) and 15 of the Securities Act of 1933, Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, Rule 10b-5 of the Securities and Exchange Commission, and state law, and seeks unspecified compensatory damages, attorneys' fees and costs. On June 26, 1996, the Company was named as a defendant in a civil suit filed by Grey Advertising, Inc. in the United States District Court for the Southern District of New York captioned Grey Advertising, Inc. vs. Computron Technologies Corporation, 96 Civ. 4833 (Jones). In general, the complaint alleges false advertising and breach of contract. The plaintiff is seeking monetary damages of $350,000 and punitive damages of $1,000,000 plus fees and disbursements. The Company intends to defend itself against the suits vigorously. Since the litigations have recently been filed and discovery has not yet commenced, the company is unable to assess the likelihood of an adverse result. There can be not assurances as to the outcome of such lawsuits. The inability of the Company to resolve the claims that are the basis for the lawsuits or to prevail in any related litigation could result in the Company being required to pay substantial monetary damages for which the Company many not be adequately insured, which would have a material adverse effect on the Company's business, financial condition and results of operations. In any event, the Company's defense of such lawsuits, even if the outcome is favorable to the Company, could result in substantial costs to the Company. See "Legal Proceedings."

  Risks Associated with International Operations

     The Company derived approximately $4.4 million, $9.1 million, and $14.2 million, or 23.6%, 32.5%, and 26.9% of its total revenues, from customers outside of the United States in 1993, 1994 and 1995, respectively. The Company derived approximately $8.4 million and $7.1 million or 29.1% and 34.0% of its total revenues, from customers outside of the United States for the six months ended June 30, 1995 and 1996, respectively. The Company expects that such revenues will continue to represent a significant percentage of its total revenues in the future. The Company believes that its continued growth and profitability will require expansion of its sales in international markets. The Company intends to continue to expand its operations outside of the United States and enter additional international markets, which will require significant management attention and financial resources. There can be no assurance, however, that the Company will be able to maintain or increase international market demand for its products and services. Most of the Company's international license fees and services revenue are denominated in foreign currencies. Decreases in the value of foreign currencies relative to the U.S. dollar could result in losses from foreign currency translations. The Company does not currently hedge its foreign exchange exposure. With respect to the Company's sales that are U.S. dollar-denominated, decreases in the value of foreign currencies relative to the U.S. dollar could make the Company's products less price competitive. Additional risks inherent in the Company's international business activities generally include unexpected changes in regulatory requirements, tariffs and other trade barriers, costs of localizing products for foreign countries, lack of acceptance of localized products in foreign markets, longer accounts receivable payment cycles, difficulties in managing international operations, potentially adverse tax consequences, restrictions on repatriation of earnings and the burdens of complying with a wide variety of foreign laws. There can be no assurance that such factors will not have a material adverse effect on the Company's future international revenues and, consequently, on the Company's business, results of operations and financial condition.

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

                            COMPUTRON SOFTWARE, INC.

                                    PART II
                               OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     During the period from April through June 1996, the Company and certain of its offices and directors were named as defendants in six civil suits filed as class actions on behalf of individuals claiming to have purchased Computron common stock during the time period from August 24, 1995 through April 1, 1996. The suits were filed in the United States District Court for the district of New Jersey and have been consolidated by court order into one suit captioned In re Computron Software, Inc. Securities Litigation, Master File No- 96-1911 (AJL). A second amended complaint was filed on August 9, 1996 and the defendants have until September 9, 1996 to respond to the complaint. The complaint asserts claims under Sections 11, 12(2) and 15 of the Securities Act of 1933, Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, Rule 10b-5 of the Securities and Exchange Commission, and state law, and seeks unspecified compensatory damages, attorneys' fees and costs. On June 26, 1996, the Company was named as a defendant in a civil suit filed by Grey Advertising, Inc. in the United States District Court for the Southern District of New York captioned Grey Advertising, Inc. vs. Computron Technologies Corporation, 96 Civ. 4833 (Jones). In general, the complaint alleges false advertising and breach of contract. The plaintiff is seeking monetary damages of $350,000 and punitive damages of $1,000,000 plus fees and disbursements. The Company intends to defend itself against the suits vigorously. Since the litigations have recently been filed and discovery has not yet commenced, the Company is unable to assess the likelihood of an adverse result. There can be no assurances as to the outcome of such lawsuits. The inability of the Company to resolve the claims that are the basis for the lawsuits or to prevail in any related litigation could result in the Company being required to pay substantial monetary damages for which the Company may not be adequately insured, which would have a material adverse effect on the Company's business, financial condition and results of operations. In any event, the Company's defense of such lawsuits, even if the outcome is favorable to the Company, could result in substantial costs to the Company.

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

                                          COMPUTRON SOFTWARE, INC.

                                          By:    /s/ MICHAEL R. JORGENSEN
                                          --------------------------------------
                                                   Michael R. Jorgensen
                                             Executive Vice President, Chief
                                             Financial Officer, Treasurer and
                                            Secretary (Principal Financial and
                                                   Accounting Officer)

Date: April 16, 1997

                                EXHIBIT INDEX
                                -------------

 Exhibit No.                       Description
 -----------                       -----------

   11.1        Computation of Net Income (Loss) Per Share (filed herewith)

   27.1        Financial Data Schedule