Form 10-Q/A
period 1996-09-30
COMPUTRON SOFTWARE INC
filed 1997-04-17
CIK 947427

===============================================================================

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

Number of shares outstanding of the issuer's common stock as of November 1, 1996

                 CLASS                   NUMBER OF SHARES OUTSTANDING
---------------------------------------  ----------------------------
Common Stock, par value $0.01 per share           20,801,192

================================================================================

                                EXPLANATORY NOTE

     This 10-Q/A is being filed to amend the report on Form 10-Q for the period ended September 30, 1996 (the "Original Report") and to report the restatement of certain financial information included in the Original Report.

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

     The net impact of these adjustments on the Company's revenues and net income (loss) for each of the five years ended December 31, 1996, is as follows:

                                                                      INCREASE (DECREASE)
                                                                  ----------------------------
                                                                  REVENUES   NET INCOME (LOSS)
                                                                  --------   -----------------
    1992........................................................  $   (868)       $  (868)
    1993........................................................      (694)          (694)
    1994........................................................    (2,485)        (2,485)
    1995........................................................    (2,724)        (1,266)
    1996........................................................    (1,126)           264

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

                            COMPUTRON SOFTWARE, INC.

                                     INDEX

                                                                                       PAGE
                                                                                      NUMBER
                                                                                      ------
PART I FINANCIAL INFORMATION (Restated)
  Item 1. Financial Statements (Restated)
     Consolidated Balance Sheets December 31, 1995 and September 30, 1996...........      4
     Consolidated Statements of Operations Three and nine months ended September 30,
      1995 and 1996.................................................................      5
     Consolidated Statements of Cash Flows Nine months ended September 30, 1995 and
      1996..........................................................................      6
     Notes to Consolidated Interim Financial Statements.............................      7
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of
     Operations (Restated)..........................................................     10
PART II OTHER INFORMATION
  Item 1. Legal Proceedings.........................................................     23
  Item 6. Exhibits and Reports on Form 8-K..........................................     24
SIGNATURES
  Signatures........................................................................     25
EXHIBITS
  Exhibit 11.1......................................................................     26
  Exhibit 27.1......................................................................     27

                            COMPUTRON SOFTWARE, INC.

                          CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                  (UNAUDITED)

                                                                       DECEMBER 31,   SEPTEMBER 30,
                                                                           1995           1996
                                                                       ------------   -------------
                                                                        (RESTATED)     (RESTATED)
                                              ASSETS
Current Assets:
  Cash and cash equivalents..........................................    $ 45,119        $18,506
  Restricted cash....................................................         751          3,675
  Short-term investments.............................................         781          4,522
  Accounts receivable, less reserves of $2,028 and $1,106 at December
     31, 1995 and September 30, 1996, respectively...................      15,441         17,010
  Income tax receivables.............................................       1,369          1,369
  Prepaid expenses and other current assets..........................         691          1,839
                                                                       ------------   -------------
          Total current assets.......................................      64,152         46,921
                                                                       ------------   -------------
Equipment and leasehold improvements, at cost:
  Computer and office equipment......................................       8,117         10,381
  Furniture and fixtures.............................................         979          1,413
  Leasehold improvements.............................................         338            388
                                                                       ------------   -------------
                                                                            9,434         12,182
  Less -- accumulated depreciation and amortization..................       5,787          7,284
                                                                       ------------   -------------
                                                                            3,647          4,898
                                                                       ------------   -------------
Capitalized software development costs, net of accumulated
  amortization of $2,232 and $2,810 at December 31, 1995 and
  September 30, 1996, respectively...................................       2,440          2,353
Goodwill, net of accumulated amortization of $236 at September 30,
  1996...............................................................          --          2,876
Other assets.........................................................       1,128          1,435
                                                                       ------------   -------------
                                                                         $ 71,367        $58,483
                                                                       ==========     ==========
                               LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable......................................................    $     --        $ 1,409
  Current portion of long-term debt..................................         351            284
  Current portion of obligations under capital leases................         202            346
  Accounts payable...................................................       2,184          4,677
  Accrued expenses...................................................       7,298         11,660
  Deferred revenue...................................................      13,667         16,404
                                                                       ------------   -------------
          Total current liabilities..................................      23,702         34,780
                                                                       ------------   -------------
Long-term liabilities:
  Long-term debt, less current portion...............................          77             40
                                                                       ------------   -------------
  Obligations under capital leases, less current portion.............         190             43
                                                                       ------------   -------------
  Other liabilities..................................................       1,000            250
                                                                       ------------   -------------
Commitments and contingencies (Note 3)
Stockholders' equity:
  Preferred stock, authorized 5,000 shares; no shares issued and
     outstanding.....................................................          --             --
  Common stock, $.01 par value, authorized 50,000 shares; 20,744 shares issued and outstanding at December 31, 1995, and 20,801
     shares issued and outstanding at September 30, 1996.............         207            208
  Additional paid-in capital.........................................      63,796         63,877
  Accumulated deficit................................................     (17,524)       (40,738)
  Cumulative translation adjustment..................................         (81)            23
                                                                       ------------   -------------
          Total stockholders' equity.................................      46,398         23,370
                                                                       ------------   -------------
                                                                         $ 71,367        $58,483
                                                                       ==========     ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                            COMPUTRON SOFTWARE, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                           THREE MONTHS ENDED     NINE MONTHS ENDED
                                                              SEPTEMBER 30,         SEPTEMBER 30,
                                                           -------------------   -------------------
                                                             1995       1996       1995       1996
                                                           --------   --------   --------   --------
                                                           (RESTATED) (RESTATED) (RESTATED) (RESTATED)
Revenues:
  License fees...........................................  $  8,933   $  3,377   $ 28,839   $  9,911
  Services...............................................     5,051     10,405     14,028     24,766
                                                           --------   --------   --------   --------
          Total revenues.................................    13,984     13,782     42,867     34,677
                                                           --------   --------   --------   --------
Operating expenses:
  Cost of license fees...................................       572        468      3,896      1,725
  Cost of services.......................................     3,418      7,900      9,319     18,763
  Sales and marketing....................................     4,407      6,416     13,363     18,843
  Research and development...............................     2,653      3,078      7,064      8,896
  General and administrative.............................     2,105      4,408      5,758     11,236
                                                           --------   --------   --------   --------
          Total operating expenses.......................    13,155     22,270     39,400     59,463
                                                           --------   --------   --------   --------
Operating income (loss)..................................       829     (8,488)     3,467    (24,786)
                                                           --------   --------   --------   --------
Other income (expense):
  Other income...........................................       315        490        597      1,730
  Other expense..........................................      (146)       (19)      (467)       (84)
                                                           --------   --------   --------   --------
     Other income (expense), net.........................       169        471        130      1,646
                                                           --------   --------   --------   --------
Income (loss) before income taxes........................       998     (8,017)     3,597    (23,140)
Income tax provision.....................................       572         41      1,191         74
                                                           --------   --------   --------   --------
Net income (loss)........................................  $    426   $ (8,058)  $  2,406   $(23,214)
                                                            =======    =======    =======   ========
          Net income (loss) per common and common stock
            equivalent...................................  $   0.02   $  (0.39)  $   0.13   $  (1.12)
                                                            =======    =======    =======   ========
Weighted average number of common and common equivalent
  shares.................................................    19,685     20,801     18,958     20,801
                                                            =======    =======    =======   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                            COMPUTRON SOFTWARE, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                             NINE MONTHS ENDED    NINE MONTHS ENDED
                                                               SEPTEMBER 30,        SEPTEMBER 30,
                                                                   1995                 1996
                                                             -----------------    -----------------
                                                                (RESTATED)           (RESTATED)
Cash flows from operating activities:
  Net income (loss)........................................       $ 2,406             $ (23,214)
  Adjustments to reconcile net income (loss) to net cash
     flows provided by (used in) operating activities --
     Depreciation and amortization.........................         1,424                 2,908
     Provision for doubtful accounts.......................           911                 1,105
  Changes in current assets and liabilities net of effect
     of acquisitions:
     Restricted cash.......................................            --                (2,924)
     Accounts receivables..................................        (3,654)                 (301)
     Prepaid expenses and other current assets.............          (212)                 (733)
     Accounts payable and accrued expenses.................         2,773                 5,153
     Deferred revenue......................................        (2,062)                1,961
                                                             -----------------    -----------------
       Net cash flows provided by (used in) operating
          activities.......................................         1,586               (16,045)
                                                             -----------------    -----------------
Cash flows from investing activities:
  Other assets.............................................           356                    61
  Capitalized software development costs...................        (1,128)               (1,088)
  Purchase of equipment and leasehold improvements.........        (2,155)               (1,864)
  Net cash paid for acquisitions in France and Germany.....            --                (1,373)
  Cash paid for acquisition costs..........................            --                  (211)
  Short-term investments...................................           191                (3,344)
                                                             -----------------    -----------------
       Net cash flows used in investing activities.........        (2,736)               (7,819)
                                                             -----------------    -----------------
Cash flows from financing activities:
  Net proceeds from the sale of common stock...............        43,346                    --
  Proceeds from exercise of stock options..................            87                    82
  Repayment of notes payable...............................            --                (1,564)
  Payments of long term debt...............................        (4,958)                 (401)
  Decrease in other long-term liabilities..................            --                  (750)
  Principal payments under capital lease obligations.......           (48)                 (162)
                                                             -----------------    -----------------
       Net cash flows provided by (used in) financing
          activities.......................................        38,427                (2,795)
                                                             -----------------    -----------------
Foreign currency exchange rate effects.....................            87                    46
                                                             -----------------    -----------------
Net increase (decrease) in cash and cash equivalents.......        37,364               (26,613)
Cash and cash equivalents, beginning of period.............        15,186                45,119
                                                             -----------------    -----------------
Cash and cash equivalents, end of period...................       $52,550             $  18,506
                                                             ==============       ==============
Supplemental disclosures of cash flow information and
  noncash financing activities:
  Cash paid during the period for --
     Interest..............................................       $   418             $      84
                                                             ==============       ==============
     Income taxes..........................................       $    64             $      87
                                                             ==============       ==============
  Capital lease obligations incurred.......................       $    33             $      43
                                                             ==============       ==============

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

     These consolidated financial statements should be read in conjunction with the financial statements and related notes included in the Company's 1995 Annual Report on Form 10K/A filed with the Securities and Exchange Commission.

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

     A summary of the impact of such restatements on the unaudited financial statements for the three and nine month periods ended September 30, 1996 and 1995 is as follows:

                                                   THREE MONTHS ENDED         THREE MONTHS ENDED
                                                   SEPTEMBER 30, 1996         SEPTEMBER 30, 1995
                                                 ----------------------     ----------------------
                                                 PREVIOUSLY       AS        PREVIOUSLY       AS
                                                  REPORTED     RESTATED      REPORTED     RESTATED
                                                 ----------    --------     ----------    --------
    Total Revenue..............................   $ 13,594     $ 13,782      $  14,961    $ 13,984
    Income (Loss) from operations..............     (8,626)      (8,488)         1,739         829
    Net Income (Loss)..........................     (8,196)      (8,058)         1,336         426
    Net Income (Loss) per share ...............       (.39)        (.39)           .07         .02

                                                   NINE MONTHS ENDED          NINE MONTHS ENDED
                                                   SEPTEMBER 30, 1996         SEPTEMBER 30, 1995
                                                 ----------------------     ----------------------
                                                 PREVIOUSLY       AS        PREVIOUSLY       AS
                                                  REPORTED     RESTATED      REPORTED     RESTATED
                                                 ----------    --------     ----------    --------
    Total Revenue..............................   $ 36,846     $ 34,677      $  43,191    $ 42,867
    Income (Loss) from operations..............    (22,905)     (24,786)         3,991       3,467
    Net Income (Loss)..........................    (21,333)     (23,214)         2,930       2,406
    Net Income (Loss) per share ...............      (1.03)       (1.12)           .15         .13

(3)  CONTINGENCIES

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

                            COMPUTRON SOFTWARE, INC.

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

     On June 30, 1996, Computron Software, Inc. acquired AT&T ISTEL and Co., GmbH a company owned by the AT&T Group based in Essen, Germany. The purchase price was approximately $1.2 million plus approximately $110,000 of acquisition related costs.

     The following is additional supplemental cash flow information relating to the aforementioned acquisitions:

    Fair value of assets acquired...............................................  $7,221
    Liabilities assumed.........................................................   2,887
                                                                                  ------
    Net value of assets acquired................................................   4,334
    Cash paid at closing........................................................   1,895
                                                                                  ------
    Notes payable at closing....................................................  $2,439
                                                                                  ======

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     This Report contains certain statements of a forward-looking nature relating to future events or the future financial performance of the Company. Investors are cautioned that such statements are only predictions and that actual events or results may differ materially. In evaluating such statements, investors should specifically consider the various factors identified in this Report and in the Company's 1995 Annual Report on Form 10-K/A and the other reports and documents filed by the Company with the Securities and Exchange Commission from time to time, which could cause actual results to differ materially from those indicated by such forward-looking statements, including the matters set forth below under the caption "Certain Factors That May Affect Future Results and Financial Condition and the Market Price of Securities."

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

     The Company has continued to expand its direct sales force and its indirect channels of distribution and in late 1994 began emphasizing indirect channels of distribution for Computron Workflow and Computron COOL. The Company has also expanded its indirect channels of distribution by establishing relationships with systems integrators, distributors and third party service providers. The Company substantially increased its sales and marketing and research and development expenses in 1994 to complete the development, introduction, sale, marketing and support of its new products. During 1996, the Company acquired software operations in France and Germany. Included in the acquisitions is an installed base of approximately 180 customers as well as 100 professional staff. The Company generated a net loss of $2.4 million in 1994, a net loss of $8.6 million for 1995 and reported a net loss for the first nine months of 1996 of $23.2 million. The Company also incurred a net loss for each of the years ended December 31, 1990, 1991, 1992, and 1993. As of September 30, 1996, the Company had an accumulated deficit of $40.7 million. There can be no assurance that the Company will be profitable in the future. The Company believes that domestic and international operating results will continue to fluctuate significantly in the future as a result of a variety of factors, including the lengthy sales cycle for the Company's products; the proportion of revenues attributable to license fees versus services; the amount of revenue generated by resales of third party software; changes in product mix; demand for the Company's product; the size and timing of individual license transactions; the introduction of new product enhancements by the Company or its competitors; changes in customers' budgets; competitive conditions in the industry and general economic conditions.

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

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain operating data as a percentage of total revenues:

                                                            THREE MONTHS     NINE MONTHS
                                                                ENDED           ENDED
                                                            SEPTEMBER 30,   SEPTEMBER 30,
                                                            -------------   -------------
                                                            1995    1996    1995    1996
                                                            -----   -----   -----   -----
Revenues:
  License fees............................................   63.9%   24.5%   67.3%   28.6%
  Services................................................   36.1    75.5    32.7    71.4
                                                            -----   -----   -----   -----
          Total revenues..................................  100.0   100.0   100.0   100.0
Operating expenses:
  Cost of license fees....................................    4.1     3.4     9.1     5.0
  Cost of services........................................   24.4    57.3    21.7    54.1
  Sales and marketing.....................................   31.5    46.6    31.2    54.3
  Research and development................................   19.0    22.3    16.5    25.7
  General and administrative..............................   15.1    32.0    13.4    32.4
                                                            -----   -----   -----   -----
          Total operating expenses........................   94.1   161.6    91.9   171.5
Operating income (loss)...................................    5.9   (61.6)    8.1   (71.5)
Other income (expense)....................................    1.2     3.4     0.3     4.7
                                                            -----   -----   -----   -----
Income (loss) before income taxes.........................    7.1   (58.2)    8.4   (66.8)
Income taxes (benefit)....................................    4.1     0.3     2.8     0.2
                                                            -----   -----   -----   -----
Net income (loss).........................................    3.0%  (58.5)%   5.6%  (67.0)%
                                                            =====   =====   =====   =====

  Total Revenues

     Total revenues decreased 1.4% and 19.1% for the three months and nine months ended September 30, 1996, respectively, compared to the corresponding previous periods. The decrease was attributable to a decline in license fees, offset in part by an increase in services revenue. For the nine months ended September 30, 1995, one customer accounted for 12.1% of the Company's total revenue. For the nine months ended September 30, 1996, no customer accounted for 10% or more of the Company's total revenues.

     The Company derived approximately $5.8 million and $12.9 million or 42.0% and 37.2% of its total revenues, from customers outside of the United States for the three months and nine months ended September 30, 1996, respectively compared to $3.4 million and $13.1 million or 24.3% and 30.5%, respectively of its total revenues for the corresponding previous periods. The Company expects that such revenues will continue to represent a significant percentage of its total revenues in the future. Most of the Company's international license fees and services revenue are denominated in foreign currencies. Decreases in the value of foreign currencies relative to the US dollar could result in losses from foreign currency transactions. The Company does not currently hedge its foreign exchange exposure. With respect to the Company's sales that are US dollar-denominated, decreases in the value of foreign currencies relative to the US dollar could make the Company's products less price competitive.

  License Fees

     License fees include revenues from software license agreements entered into between the Company and its customers with respect to both the Company's products as well as third party products resold by the Company. License fees decreased 6.2% and 65.6% for the three months and nine months ended September 30, 1996, respectively, as compared to the corresponding previous periods. The decrease was attributable, in part, to reduced demand for licenses, resulting from the uncertainty caused by the Company's results of operations in recent quarters and the Company's pending litigation. For the nine months ended September 30, 1995, license fee revenues include a non-refundable source code and license fee of approximately $2.7 million pursuant to the Company's agreement with Wang.

  Services Revenue

     Services revenue includes fees from software maintenance agreements, training, installation and consulting services. Maintenance fees, including first year maintenance, are billed separately and are recognized ratably over the period of the maintenance agreement. Training, installation and consulting service revenues are recognized as the services are performed. Services revenue increased 106% and 76.5% for the three months and nine months ended September 30, 1996 respectively, as compared to the corresponding previous periods. The increase was attributable primarily to increased training and consulting services resulting from a larger installed base of the Company's products. In addition, approximately $2.9 million and $5.0 million of the services revenue for the three and nine months ended September 30, 1996, respectively was generated by the Company's recent acquisitions in France and Germany.

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

                                                        THREE MONTHS       NINE MONTHS
                                                            ENDED             ENDED
                                                        SEPTEMBER 30,     SEPTEMBER 30,
                                                       ---------------   ----------------
                                                        1995     1996     1995      1996
                                                       ------   ------   -------   ------
                                                        (IN THOUSANDS, EXCEPT PERCENTAGE
                                                                     DATA)
License fees.........................................  $8,933   $3,377   $28,839   $9,911
Cost of license fees.................................     572      468     3,896    1,725
Cost of license fees as a percentage of license
  fees...............................................     6.4%    13.9%     13.5%    17.4%

     For the three months and nine months ended September 30, 1996, compared to the corresponding previous periods, the cost of license fees increased as a percentage of license fee revenue due primarily to amortization of capitalized software remaining relatively constant despite decreased license fees. In addition, costs of license fees for the nine months ended September 30, 1996 includes costs related to a contract however, the associated license revenue was deferred as collectability was uncertain.

  Cost of Services

     Cost of services consists primarily of personnel costs for training, installation, consulting and customer support. These costs include training third party service and support organizations in the Company's products. The following table sets forth, for the periods indicated, the relationship of cost of services and services revenue:

                                               THREE MONTHS ENDED     NINE MONTHS ENDED
                                                  SEPTEMBER 30,         SEPTEMBER 30,
                                               -------------------    ------------------
                                                1995        1996       1995       1996
                                               -------    --------    -------    -------
                                                (IN THOUSANDS, EXCEPT PERCENTAGE DATA)
Services revenue.............................   $5,051     $10,405    $14,028    $24,766
Cost of services.............................    3,418       7,900      9,319     18,763
Cost of services as a percentage of services
  revenue....................................     67.7%       75.9%      66.4%      75.8%

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

  Sales and Marketing

     Sales and marketing expenses consist primarily of salaries and commissions as well as travel and promotional expenses. The following table sets forth, for the periods indicated, sales and marketing expenses, the percentage increases of such expenses compared to the corresponding previous periods and the relationship of such expenses to total revenues:

                                                THREE MONTHS ENDED    NINE MONTHS ENDED
                                                  SEPTEMBER 30,         SEPTEMBER 30,
                                                ------------------    ------------------
                                                 1995       1996       1995       1996
                                                -------    -------    -------    -------
                                                 (IN THOUSANDS, EXCEPT PERCENTAGE DATA)
Sales and marketing expenses..................   $4,407     $6,416    $13,363    $18,843
Sales and marketing expenses as a percentage
  of total revenues...........................     31.5%      46.6%      31.2%      54.3%

     Sales and marketing expenses as a percentage of total revenue increased for the three months and nine months ended September 30, 1996 as compared to the corresponding previous periods, primarily due to increased hiring in late 1995 and early 1996 coupled with the costs associated with the Company's recent acquisitions in France and Germany and other charges relating to the Company's rationalization strategy.

  Research and Development

     Research and development expenses consist primarily of engineering personnel costs; costs of third party equipment and software for development purposes and costs of outside consultants employed by the Company to assist its product development efforts. Research and development expenses are generally charged to operations as incurred. Certain software development costs are capitalized in accordance with Statement of

Financial Accounting Standards No. 86. Such capitalized software development costs are generally amortized over periods not exceeding three years.

                                                              THREE MONTHS
                                                                  ENDED          NINE MONTHS ENDED
                                                              SEPTEMBER 30,        SEPTEMBER 30,
                                                            -----------------   --------------------
                                                             1995      1996       1995       1996
                                                            -------   -------   --------   ---------
                                                             (IN THOUSANDS, EXCEPT PERCENTAGE DATA)
Gross research and development expenses...................   $3,172    $3,318     $8,192     $ 9,984
Amounts capitalized as software development costs.........     (519)     (240)    (1,128)     (1,088)
                                                             ------    ------     ------     -------
Research and development expenses.........................   $2,653    $3,078     $7,064     $ 8,896
                                                             ======    ======     ======     =======
Research and development expenses as a percentage of total
  revenues................................................     19.0%     22.3%      16.5%       25.7%
Amounts capitalized as software development cost as a
  percentage of gross research and development expenses...     16.4%      7.2%      13.8%       10.9%

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

  General and Administrative

     General and administrative expenses consist primarily of payroll and related costs for administrative, executive and financial personnel, as well as charges to the Company's provision for doubtful accounts and outside professional fees. General and administrative expenses represented 32.0% and 32.4% of total revenues for the three months and nine months ended September 30, 1996 respectively, compared to 15.1% and 13.4% of total revenues for the corresponding previous periods. General and administrative expenses increased 109.4% and 95.1% for the three months and nine months ended September 30, 1996 respectively, as compared to the corresponding previous periods, primarily due to increases in payroll and related expenses; increased professional fees relating to outstanding litigation, as well as increased depreciation and amortization charges.

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

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 1996, the Company had cash, cash equivalents, restricted cash and short-term investments of $26.7 million and working capital of $12.1 million. In July 1996, the Company entered into two credit facilities aggregating $10.0 million with a sublimit of $5.0 million for standby letters of credit collaterized by certificates of deposits. The credit facilities expire on July 31, 1997. At September 30, 1996, the Company has not borrowed against the credit facilities but has outstanding $3.7 million of standby letters of credit maturing at various times through July 2002. The Company has classified, as restricted cash, certificates of deposit aggregating $3.7 million which are being utilized as collateral for the standby letters of credit.

     The Company's operating activities provided (used) cash of $1.6 million and $(16.0) million for the nine months ended September 30, 1995 and 1996, respectively. Net cash provided by operating activities for the nine months ended September 30, 1995 was primarily comprised of net income, an increase in accounts payable and accrued expenses, depreciation and amortization and provision for doubtful accounts, which in the aggregate more than offset an increase in accounts receivable. Net cash used in operating activities for the nine months ended September 30, 1996 was comprised primarily of a net loss and an increase in restricted cash offset by an increase in accounts payable and accrued expenses, depreciation and amortization and provision for doubtful accounts.

     The Company's investing activities have (used) cash of $(2.7) million and $(7.8) million for the nine months ended September 30, 1995 and 1996, respectively. The principal use of cash was for investment in short-term monetary instruments, increases in capitalized software costs, purchases of equipment, as well as the acquisitions of France and Germany.

     Cash provided (used) by financing activities was $38.4 million and $(2.8) million during the nine months ended September 30, 1995 and 1996, respectively. During the nine months ended September 30, 1995, cash provided by financing activities consisted primarily of net proceeds of $43.3 million from its initial public offering offset by repayment of $5.0 million of long-term debt. During the nine months ended September 30, 1996, cash used in financing activities consisted primarily of repayment of debt, notes payable, and capital lease obligations.

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

  Limited History of Profitability; Prior and Recent Losses

     The Company generated a net loss of $2.4 million in 1994, a net loss of $8.6 million for 1995 and reported a net loss for the first nine months of 1996 of $23.2 million. The Company also incurred a net loss for each of the years ended December 31, 1990, 1991, 1992, and 1993. As of September 30, 1996, the Company had an accumulated deficit of $40.7 million. There can be no assurance that the Company will be profitable in the future.

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

  Potential Adverse Effect of Litigation

     During the period from April through June 1996, the Company and certain of its officers and directors were named as defendants in six civil suits filed as class actions of behalf of individuals claiming to have purchased Computron common stock during the time period from August 24, 1995 through April 1, 1996. The suits were filed in the United States District Court for the district of New Jersey and have been consolidated by court order into one suit captioned In re Computron software, Inc. Securities Litigation, Master File No - 96-1911 (AJL). A second amended complaint was filed on August 9, 1996 and the defendants have until September 9, 1996 to respond to the complaint. The complaint assets claims under Sections 11, 12(2) and 15 of the Securities Act of 1933, Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, Rule 10b-5 of the Securities and Exchange Commission, and state law, and seeks unspecified compensatory damages, attorneys' fees and costs. On June 26, 1996, the Company was named defendant in a civil suit filed by Grey Advertising, Inc. in the United States District Court for the Southern District of New York captioned Grey Advertising, Inc. vs. Computron Technologies Corporation, 96 Civ. 4833 (Jones). In general, the complaint alleges false advertising and breach of contract. The plaintiff is seeking monetary damages of $350,000 and punitive damages of $1,000,000 plus fees and disbursements. The Company intends to defend itself against the suits vigorously. Since the litigations have recently been filed and discovery has not yet commenced, the company is unable to assess the likelihood of an adverse result. There can be not assurances as to the outcome of such lawsuits. The inability of the Company to resolve the claims that are the basis for the lawsuits or to prevail in any related litigation could result in the Company being required to pay substantial monetary damages for which the Company many not be adequately insured, which would have a material adverse effect on the Company's business, financial condition and results of operations. In any event, the Company's defense of such lawsuits, even if the outcome is favorable to the Company, could result in substantial costs to the Company. See "Legal Proceedings."

  Risks Associated with International Operations

     The Company derived approximately $4.4 million, $9.1 million, and $14.2 million, or 18.6%, 28.0%, and 26.9% of its total revenues, from customers outside of the United States in 1993, 1994 and 1995, respectively. The Company derived approximately $13.1 million and $12.9 million or 30.5% and 37.2% of its total revenues, from customers outside of the United States for the nine months ended September 30, 1995 and 1996, respectively. The Company expects that such revenues will continue to represent a significant percentage of its total revenues in the future. The Company believes that its continued growth and profitability will require expansion of its sales in international markets. The Company intends to continue to expand its operations outside of the United States and enter additional international markets, which will require significant management attention and financial resources. There can be no assurance, however, that the Company will be able to maintain or increase international market demand for its products and services. Most of the Company's international license fees and services revenue are denominated in foreign currencies. Decreases in the value of foreign currencies relative to the U.S. dollar could result in losses from foreign currency translations. The Company does not currently hedge its foreign exchange exposure. With respect to the Company's sales that are U.S. dollar-denominated, decreases in the value of foreign currencies relative to the U.S. dollar could make the Company's products less price competitive. Additional risks inherent in the Company's international business activities generally include unexpected changes in regulatory requirements, tariffs and other trade barriers, costs of localizing products for foreign countries, lack of acceptance of localized products in foreign markets, longer accounts receivable payment cycles, difficulties in managing international operations, potentially adverse tax consequences, restrictions on repatriation of earnings and the burdens of complying with a wide variety of foreign laws. There can be no assurance that such factors will not have a material adverse effect on the Company's future international revenues and, consequently, on the Company's business, results of operations and financial condition.

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