Form 10-K
period 1996-12-31
COMPUTRON SOFTWARE INC
filed 1997-04-17
CIK 947427

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

              Annual Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934
                   For the fiscal year ended December 31, 1996

                         COMMISSION FILE NUMBER: 0-26368

                                [COMPUTRON LOGO]

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

                                  201-935-3400
              (Registrant's telephone number, including area code)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ( ).

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of Common Stock on April 4, 1997 as reported on the OTC Bulletin Board, was approximately $10.8 million. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of April 4, 1997, Registrant had outstanding 20,903,680 shares of Common
Stock.


                       DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12 and 13 of Part III are incorporated by reference from a portion of the Registrant's definitive proxy statement to be furnished to stockholders in connection with the 1997 Annual Meeting of Stockholders.

                                     PART I


ITEM 1.  BUSINESS

This Report contains statements of a forward-looking nature relating to future events or future financial results of the Company. Investors are cautioned that such statements are only predictions and that actual events or results may differ materially. In evaluating such statements, investors should specifically consider the various factors identified in this Report which could cause actual events or results to differ materially from those indicated by such forward-looking statements, including the matters set forth in "Business -- Risk Factors" below.

GENERAL

The Company designs, develops, markets and supports n-tier, Internet-enabled client/server financial, workflow, computer output to laser disk (COLD) solutions and maintenance and work management software. The Company's financial software ("Computron Financials") consists of a full suite of modules with multi-currency and multi-national support capabilities, including general ledger, financial reporting, accounts payable, accounts receivable, fixed assets, purchase order, inventory control, time and expense accounting management and encumbrance. The Company's workflow management software ("Computron Workflow") enables organizations to automate and optimize labor intensive processes (such as customer service, accounts payable/receivable processing and claims processing). The Company's Computer Output On-Line software ("Computron COOL") provides on-line access, retrieval and warehousing of archival enterprise data typically stored off-line, as well as document image management. Computron Workflow and Computron COOL can be used in conjunction with Computron Financials or as stand-alone applications. The Company's maintenance and work management software ("Computron Maintenance and Work Management Software") is an integrated planning and work management tool that automates the planning and management process for routine/emergency maintenance and large-scale turnaround (overhaul) of strategic equipment and facilities. Computron's complete product line is Year 2000 compliant.

PRODUCTS

The Company designs, develops, markets and supports n-tier, Internet-enabled client/server financial, workflow, COLD solutions, and maintenance and work management software. The Company's interrelated product families include (i) Computron Financials -- a full suite of financial and accounting modules, (ii) Computron Workflow--workflow, productivity, process management and reengineering support software, (iii) Computron COOL (COLD)--on-line access, retrieval and warehousing software for archival data typically stored off-line, and (iv) Computron Maintenance and Work Management Software-- a suite of client/server maintenance management, project management, materials management, and procurement modules. Computron's complete product line is Year 2000 compliant.

COMPUTRON FINANCIALS

Computron Financials consists of a series of modules that are listed below:

--------------------------------------------------------------------------------
                MODULE                                 FEATURES
--------------------------------------------------------------------------------
            GENERAL LEDGER              The General Ledger module enables the
                                        collection and reporting of accounting
                                        information and permits
                                        multi-dimensional chart of account
                                        structures, multiple reporting period
                                        processing, parallel posting,
                                        user-defined management reporting and
                                        unlimited reporting levels.
--------------------------------------------------------------------------------
          FINANCIAL REPORTING           The Financial Reporting module
                                        consolidates and reports enterprise
                                        data on a user-defined basis (by
                                        organization, product, cost, revenue,
                                        demographics and other bases) and
                                        provides executive information
                                        functions.
--------------------------------------------------------------------------------
           ACCOUNTS PAYABLE             The Accounts Payable module manages
                                        payments made to vendors and other
                                        third parties, enables automation of
                                        accounts payable processing and
                                        permits user-definition, on-line
                                        vendor review, voucher preparation,
                                        receiving payment and advance payment
                                        handling and multiple invoice approval
                                        methods.
--------------------------------------------------------------------------------
          ACCOUNTS RECEIVABLE           The Accounts Receivable module enables
                                        users to optimize the management of
                                        accounts receivable and provides
                                        customizable and split payment terms,
                                        customer profiles, recurring item
                                        processing and deposit and prepayment
                                        management.
--------------------------------------------------------------------------------
            PURCHASE ORDER              The Purchase Order Module enables
                                        automated purchase order processing,
                                        user-defined vendor evaluation and
                                        allows for blanket and standard
                                        orders, on-line printing of purchase
                                        orders, critical delivery flagging,
                                        "contract near limit" warnings and
                                        early/late and over/under shipment
                                        reports.
--------------------------------------------------------------------------------
           INVENTORY CONTROL            The Inventory Control module handles
                                        inventory control functions, including
                                        automatic pick tickets, automatic
                                        reorder, automatic cycle count and
                                        substitute item capabilities.
--------------------------------------------------------------------------------
             FIXED ASSETS               The Fixed Assets module tracks fixed
                                        assets, maintains related financial
                                        and accounting records and provides
                                        for flexible, unlimited depreciation
                                        calendars, user-defined asset
                                        identification and make, model and
                                        number descriptions.
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                MODULE                                 FEATURES
--------------------------------------------------------------------------------
      TIME AND EXPENSE ACCOUNTING       The Time and Expense Accounting module
                                        handles tracking and accounting for
                                        time-based professional billing and
                                        expenses through the use of
                                        user-defined codes, with multi-level
                                        time and expense tracking,
                                        customizable billing memos, flexible
                                        billing rate options and automated
                                        integration with accounts payable and
                                        accounts receivable processing.
--------------------------------------------------------------------------------
        ENCUMBRANCE ACCOUNTING          The Encumbrance Accounting module
                                        enables public sector and
                                        not-for-profit accounting by enforcing
                                        strict controls over disbursements and
                                        purchasing commitments to ensure that
                                        they do not exceed budgeted amounts.
--------------------------------------------------------------------------------
    APPLICATION DEVELOPMENT TOOLSET     The Application Development Toolset
                                        module provides a graphical-based
                                        toolset enabling users to extend
                                        application data models, presentation,
                                        rules, and business rules, and manages
                                        customization of menu, user
                                        preferences, security and other
                                        processing related characteristics.
--------------------------------------------------------------------------------

Computron Financials incorporates numerous international features, including multi-currency and multi-national support capabilities and the ability to support the numeric and date presentation, accounting standards and tax calculations, such as value-added taxation of various countries. Computron Financials are workflow and Internet-enabled and are Year 2000 compliant.

COMPUTRON WORKFLOW

Computron Workflow automates various labor intensive functions throughout large organizations (such as customer service, accounts payable processing, accounts receivable processing and claims processing). Computron Workflow can be used as a stand-alone application or in conjunction with Computron Financials or third-party applications. Computron Workflow is designed to improve the productivity and efficiency of business processes within large organizations that handle substantial quantities of transactions and activities on a proceduralized basis. Computron Workflow enables users to develop systems that automate their document processing and procedure, including on-line routing of documents or transactions and customized sequencing of processing tasks throughout an organization. Computron Workflow can be used in a wide variety of applications in the process-based, transactional or labor intensive areas within an organization, including (i) industry-independent functions, such as accounts receivable and accounts payable processing, customer service, legal compliance and order processing and (ii) industry-specific functions, such as claims processing, membership or new account creation, loan origination and servicing and brokerage account processing. Computron Workflow is Internet-enabled and Year 2000 compliant.

The following table briefly describes the individual modules of Computron
Workflow:


--------------------------------------------------------------------------------
                MODULE                                 FEATURES
--------------------------------------------------------------------------------
               WORKFLOW                 The Workflow module enables on-line,
                                        real-time management review and
                                        optimization of business processes,
                                        allows for the fine-tuning and
                                        adjustment of process handling and the
                                        audit and supervision of productivity,
                                        and handles standard business and
                                        industry-specific processes.
--------------------------------------------------------------------------------
            REPORT & QUERY              The Report & Query module allows
                                        sophisticated report writing, multiple
                                        data file integration, on-line review
                                        and data extraction in connection with
                                        Workflow.
--------------------------------------------------------------------------------
          RECORDS MANAGEMENT            The Records Management module provides
                                        batch or individual document scanning
                                        and storage and is able to handle
                                        document input from a variety of
                                        formats and sources, including fax
                                        transmissions and optical character
                                        recognition-based systems, and handles
                                        user-defined query and retrieval
                                        functions.
--------------------------------------------------------------------------------

COMPUTRON COOL

Computron COOL software enhances access to data available throughout an enterprise by complementing on-line data with information that is typically stored off-line in the report output of various computing systems or stored on microfiche or on paper. Computron COOL accesses data that is found in reports produced by the various computer systems found in an enterprise, regardless of whether the reports were produced by a mainframe, legacy, personal computer, or client/server computer system and regardless of the application that generated the reports. Computron COOL can function as a substitute for computer output to microfiche, an on-line report viewer, a facility for downloading information from paper reports into spreadsheets and other applications, or a data warehousing support tool, as well as a tool kit for "relating" information extracted from disparate data sources.

Computron COOL software accesses data in report format from the user's existing systems, and then indexes, compresses, and saves the data on magnetic storage or optical disks. Computron COOL software then enables users throughout an enterprise to retrieve the data simultaneously, to search the data on-line, as well as download the data to spreadsheets or word processing documents, and to print, fax, or otherwise make available all or parts of the data on an easy-to-use basis on LAN, WAN, Intranet and Internet. Computron COOL can function on a stand-alone basis and can be integrated with Computron Financials, Computron Workflow, and Computron Maintenance and Work Management software, as well as with the customers' own and third- party applications. Computron COOL is Year 2000 compliant.

COMPUTRON MAINTENANCE AND WORK MANAGEMENT SOFTWARE

Computron's Maintenance and Work Management Software consists of four integrated modules, each designed to help plan and manage specific requirements. The following table briefly describes the individual modules:


--------------------------------------------------------------------------------
             MODULE                                 FEATURES
--------------------------------------------------------------------------------
Maintenance Management          The Maintenance Management module enables the
                                planning, scheduling, and management of
                                critical, routine maintenance tasks, such as
                                daily, recurring, preventive, and predictive
                                maintenance work.
--------------------------------------------------------------------------------
Project Management              Project Management is best suited for managing
                                complex long-term jobs, such as plant shutdowns
                                or capital projects, that typically include
                                several sub-projects, diverse resources, and
                                thousands of tasks.  Project Management's power
                                and sophisticated algorithms can process all the
                                variables involved, determine an optimized work
                                schedule, and help monitor progress and costs
                                along the way.
--------------------------------------------------------------------------------
Materials Management            Materials Management enables the automation of
                                inventory and warehousing functions and their
                                integration with planning and purchasing
                                processes.
--------------------------------------------------------------------------------
Procurement                     Procurement helps users identify the necessary
                                material, services, and equipment from the
                                correct vendor at an optimized cost. It
                                provides control over the timing of purchases
                                because it is fully integrated with the other
                                Maintenance and Work Management modules.
--------------------------------------------------------------------------------

Computron Maintenance and Work Management Software is an open systems client/server suite of applications that is portable across all major hardware and software platforms and is Year 2000 compliant. The system features a Facility/Equipment Database that enables companies to manage their major physical assets, such as facilities and equipment, and offers "drag and drop" computer assisted scheduling (CAS) capabilities.

SERVICES

As of December 31, 1996, the Company had 162 employees providing customer support and technical, consulting and training services. The Company's services are described below.

CUSTOMER SUPPORT

Support for the domestic U.S. clients is based out of the Company's corporate headquarters in Rutherford, New Jersey, with hotline access between the hours of 8:00 a.m. and 9:00 p.m. Eastern time. The Company also offers an option for "7X24" support (24 hour support, seven days a week). Major client support centers are also based in Essen, London, Melbourne, Paris, Singapore and Sydney. Annual maintenance contracts are generally required for the first year of a customer's use of the Company's products, and are renewable on an annual basis. The maintenance contract also entitles the customer to any product enhancements released during the term of the contract. Maintenance fees are typically equal to 15% of the fees from products under license.

The Company also provides product information bulletins on an ongoing basis and periodic informational updates about the products installed. These bulletins generally answer commonly asked questions and provide information about new product features. The Company also provides services for the development of customized documentation about the customer's system to reflect, among other things, user-defined modifications and specific business logic and processes.

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

CONSULTING SERVICES

The Company's consulting services organization provides project assurance, business systems review, technical design, functional design, business modeling, system building, system tailoring, system certification, change management and ongoing project support. The Company also frequently works with third-party consultants and system integrators to provide customers with a full range of installation, customization and project management services.

EDUCATION SERVICES

The Company provides education services through a third-party agreement with Cap Gemini America (CGA). Under this agreement, CGA is responsible for the development and delivery of training courses designed to familiarize users with Computron's products. A standard schedule of courses is delivered at CGA's facilities with additional courses delivered at other domestic and international locations on a periodic basis. A course catalog and schedule are provided to the Company's customers. In addition to regularly scheduled classroom training, CGA works with each customer to develop tailored training courses for delivery at their site. The group also provides standard courses at the customer's location. Training courses vary in length from one to five days.

SALES AND MARKETING

The Company currently markets its products and services primarily through a direct sales force in the United States and directly and indirectly in other parts of the world. The Company conducts comprehensive marketing programs in the United States which include telemarketing, public relations, direct mail, advertising, seminars, trade shows and ongoing customer communications programs. As of December 31, 1996, the Company's sales and marketing organization consisted of 93 employees.

The Company's marketing efforts in the United States are conducted by a direct sales force which is located at the Company's headquarters in Rutherford, New Jersey, and in the Atlanta, Boston, Chicago, Dallas, San Francisco and Washington, D.C., metropolitan areas. The Company's U.S. marketing efforts are supported by independent distributors and systems integrators. In addition, the Company has established strategic alliances with hardware and software vendors.

Outside of the United States, the Company maintains sales and support offices in Australia, Canada, France, Germany, Poland, Singapore, and the United Kingdom. The Company has also established distribution arrangements with third parties in Australia, Malaysia, Mexico, the Netherlands, and South Africa.

STRATEGIC ALLIANCES

The Company has established strategic alliances and relationships with a number of organizations that it believes are important to the development, sales, marketing and support of its products. The Company's relationships with software and hardware vendors, systems integrators and consulting firms, many of which are not the subject of formal written agreements, provide marketing and sales leads to the Company's direct sales force and expand the distribution of its products. The Company's strategic alliances and relationships also assist the Company in keeping pace with the technological developments of major software and hardware vendors. The Company intends to continue to develop its strategic alliances with leading hardware and software vendors, consulting firms, systems integrators and distributors in the future. The Company provides education services for its strategic business partners via the Computron Academy.

SYSTEMS INTEGRATORS AND CONSULTANTS

The Company has established non-exclusive, formal and informal relationships with systems integrators and consultants who are active in the selection and implementation of information systems, including, but not limited to, Andersen Consulting, Cap Gemini America, Coopers & Lybrand L.L.P., KPMG, and MCI Systemhouse. In addition, the Company has established relationships with independent distributors. By providing technical, consulting and integration services for the Company's products, these companies expand the ability of the Company to service and implement its products.

HARDWARE VENDORS

The Company has developed relationships with major hardware vendors such as Compaq, Data General, Digital Equipment Corporation, Hewlett-Packard, IBM, Seimens Nixdorf, and Sun Microsystems. These hardware vendors provide sales leads, technical support and, in some cases, have funded the cost of porting the Company's products to their hardware.

SOFTWARE VENDORS

The Company has established relationships with third-party software vendors including Informix, Microsoft, Oracle and Sybase. These vendors provide sales leads, assist the Company in developing the capability of the Company's products to interoperate with third-party software and assist the Company in incorporating new technologies.

PRODUCT DEVELOPMENT

The Company has a dedicated product development and engineering organization and has periodically released new products and enhancements to existing products. Product development efforts are directed at increasing product functionality, improving product performance and expanding the capabilities of the products to interoperate with third-party software and hardware. In particular, the Company is devoting substantial development resources to develop additional modules for its products and the capability to support additional platforms, databases, GUIs, toolsets and emerging technologies, such as Intranet/Internet web-based access to applications. While the Company anticipates that certain new products and enhancements will be developed internally, the Company may acquire or license technology or software from third parties when appropriate.

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

As of December 31, 1996, the Company had 136 employees engaged in product development and engineering.

COMPETITION

The financial applications and business software market is intensely competitive and rapidly changing. A number of companies offer products similar to the Company's products and target the same customers as the Company. The Company believes its ability to compete depends upon many factors within and outside its control, including the timing and market acceptance of new products and enhancements developed by the Company and its competitors, product functionality, performance, price, reliability, customer service and support, sales and marketing efforts and product distribution. The primary competition for Computron Financials are the financial applications software offered by Oracle Corporation, PeopleSoft, Inc., SAP AG, and others. The principal competitors for the Company's Computron Workflow and Computron COOL software are Eastman Kodak Company ("Kodak"), which acquired the software division of Wang Laboratories, Inc. ("Wang") , FileNet Corporation, and others. The Company has entered into an agreement with Wang pursuant to which Wang has the right to license Computron COOL software to third parties under its own private label and modify such software. Most of the Company's competitors are substantially larger than the Company and have significantly greater financial, technical and marketing resources, and extensive direct and indirect channels of distribution. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sale of their products than the Company. The Company's products also compete with products offered by other vendors, and with proprietary software developed by third-party professional service organizations and management information systems departments of potential customers. Due to the relatively low barriers for entry in the software market, the Company expects additional competition from other established and emerging companies as the client/server applications software market continues to develop and expand. The Company also expects that competition will increase as a result of software industry consolidations. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address the needs of the Company's prospective customers. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any of which would have a material adverse effect on the

Company's business, results of operations and financial condition. There can be no assurance that the Company will be able to compete successfully against current or future competitors or that competitive pressures will not have a material adverse effect on the Company's business, results of operations and financial condition. See "Business -- Risk Factors -- Intense Competition."

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

EMPLOYEES

As of December 31, 1996, the Company had 454 full-time employees, 250 within the United States and 20 outside the United States, including 136 in product development and engineering, 162 in customer service and support, 93 in sales and marketing, and 63 in finance and administration. The Company's employees are not covered by any collective bargaining agreements. The Company believes that its relations with its employees are good.

RISK FACTORS

HISTORY OF OPERATING AND NET LOSSES

The Company incurred net losses of $2.4 million for 1994, $8.6 million for 1995 and $31.8 million for 1996, and expects to report a net loss for the quarter ended March 31, 1997. As of December 31, 1996, the Company had an accumulated deficit of $49.4 million. There can be no assurance that the Company will be profitable in the future. The Company has restated previously reported results for the years ended December 31, 1992, 1993, 1994 and 1995, including certain unaudited quarters therein and for each of the three unaudited quarters ended September 30, 1996. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 2 to the Consolidated Financial Statements.

POTENTIAL FOR SIGNIFICANT FLUCTUATIONS IN QUARTERLY OPERATING RESULTS;
SEASONALITY

The Company has experienced, and may in the future experience, significant quarter to quarter fluctuations in revenues and results of operations. Such fluctuations may result in volatility in the price of the Company's Common Stock. Quarterly revenues and results of operations may fluctuate as a result of a variety of factors, including the lengthy sales cycle for the Company's products, the proportion of revenues attributable to license fees versus services, the utilization of third parties to perform services, the amount of revenue generated by resales of third party software, changes in product mix, demand for the Company's products, the size and timing of individual license transactions, the introduction of new products and product enhancements by the Company or its competitors, changes in customer budgets, competitive conditions in the industry and general economic conditions. Further, the license of the Company's products generally involves a significant commitment of capital and may be delayed due to time-consuming authorization procedures within an organization. For these and other reasons, the sales cycles for the Company's products are typically lengthy and subject to a number of significant risks over which the Company has little or no control, including customers' budgetary constraints and internal authorization reviews. The Company has historically operated with little backlog, since its products are generally shipped as orders are received. The Company has historically recognized a substantial portion of its revenues in the last month of a quarter, with these revenues frequently concentrated in the last week of the quarter. License fees in any quarter are substantially dependent on orders booked and shipped in the last month and last week of that quarter. Delays in the timing of recognition of specific revenues may adversely and disproportionately affect the Company's results of operations because a high percentage of the Company's operating expenses are relatively fixed, and planned expenditure such as continued expansion of the Company's sales force, are based primarily on sales forecasts and only a small percentage of the Company's operating expenses vary with its revenues. Accordingly, the Company believes that period to period comparisons of results of operations are not necessarily meaningful and should not be relied upon as an indication of future results of operations. There can be no assurance that the Company will be profitable in any future quarter.

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

Due to the foregoing factors, it is likely that in some future quarter the Company's operating results will be below the expectations of public market analysts and investors. Such an event would have a material adverse effect on the price of the Company's Common Stock. See "Management's Discussion and Analysis of Financial Condition and Results of Operations.

DELISTING FROM NASDAQ AND MARKET ILLIQUIDITY; NO ASSURANCE OF RELISTING ON
NASDAQ

In January 1997, the Company announced that information had come to the attention of the Board of Directors that may impact previously issued financial statements and the Company's independent public accountants withdrew their reports on the Company's previously reported financial statements. The Nasdaq Stock Market subsequently delisted the Company's Common Stock from quotation on the Nasdaq National Market System ("Nasdaq"). Trading in the Common Stock of the Company is now being conducted on the over-the-counter market in the "pink sheets" and on the NASD's "Electronic Bulletin Board." Consequently, the liquidity of the Company's Common Stock has been seriously impaired which may result in lower prices for the Company's Common Stock than might otherwise be obtained and could also result in a larger spread between the bid and asked prices for the Company's Common Stock.

In addition, since the Common Stock is delisted from trading on Nasdaq and the trading price of the Common Stock is less than $5.00 per share, trading in the Common Stock is also subject to the requirements of Rule 15g-9 promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Under such rule, broker/dealers who recommend such low-priced securities to persons other than established customers and accredited investors must satisfy special sale practice requirements, including a requirement that they make an individualized written suitability determination for the purchaser and receive the purchaser's written consent prior to the transaction. The Securities Enforcement Remedies and Penny Stock Reform Act of 1990 also requires additional disclosure in connection with any trades involving a stock defined as a penny stock (generally, according to recent regulations adopted by the Securities and Exchange Commission, any equity security not traded on an exchange or quoted on Nasdaq that has a market price of less than $5.00 per share, subject to certain exceptions), including the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith. Such requirement could severely limit the liquidity of the Company's Common Stock.

The Company has restated its previously reported financial statements and the independent public accountants have reissued their reports. The Company intends to appeal the Nasdaq Stock Market's decision to delist the Company's stock from Nasdaq although there can be no assurance that the Nasdaq Stock Market will approve the Company's appeal.

LITIGATION

During 1996, the Company and certain of its current and former officers and directors were named as defendants in six civil suits filed as class actions on behalf of individuals claiming to have purchased Computron Common Stock during the time period from August 24, 1995, through April 1, 1996. The suits were filed in the United States District Court for the District of New Jersey and have been consolidated by court order into one suit captioned In re Computron Software, Inc. Securities Litigation, Master File No-96-1911 (AJL). See "Item 3. Legal Proceedings".

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

MANAGEMENT CHANGES

During the past three years the Company has experienced significant growth. This growth has placed a significant strain on the Company's management, administrative and operational resources and financial control systems. Simultaneously, the Company has experienced significant turnover of executive management. The Company has recently added a number of key officers, including its President and Chief Executive Officer, Executive Vice President and Chief Financial Officer and Vice President, Finance and Administration, in February 1997. The Company's future results of operations will depend, in part, on its ability to strengthen its senior management group, and on the ability of its officers and key employees to improve its management, administrative, operational and financial reporting systems and to expand, train, manage and retain its employee base. The Company's inability to manage these issues effectively could have a material adverse effect on the quality of the Company's products, the Company's ability to retain key personnel and the Company's business and financial condition and results of operations.

REPORTING, OPERATING AND CONTROL ENVIRONMENT

Following the audits of the Company's consolidated financial statements for 1994 and 1995, the Company received management letters from its independent public accountants, Arthur Andersen LLP, which enumerated material weaknesses in the Company's financial and accounting processes, controls, reporting systems and procedures. The Company's independent public accountants highlighted the Company's need for additional financial and accounting personnel with software industry experience. In addition, the Company's independent public accountants noted (i) the need for uniformity in the language of its contracts and recommended that the Company standardize the terms of its license agreements and expand its internal contract review and approval procedures , (ii) deficiencies in the organization of customer and contract files and recommended that the Company improve and standardize record keeping, (iii) the need for expanded and formalized accounts receivable collection procedures, (iv) the need for improved documentation and record keeping relating to consulting service projects, and
(v) the need to develop policies and procedures to accurately identify the date when technological feasibility of developed software has been attained and to improve the documentation and record keeping for capitalized software development costs and to do so on a timely basis. In addition, in the 1995 letter, the Company's independent public accountants recommended that the Company implement improved internal accounting control procedures approved by the Audit

Committee of the Board of Directors and reorganize and upgrade the contracts administration processes, procedures and personnel to ensure proper revenue recognition and financial reporting.

In connection with the completion of the December 31, 1996 audit, the independent public accountants have informed the Company that their management letter will again communicate material weaknesses similar to those material weaknesses included in the 1994 and 1995 management letters. In addition to certain material weaknesses previously included in the 1994 and 1995 management letters, the independent public accountants noted various other internal deficiencies. The Company has hired senior executives with software industry experience, including a Chief Executive Officer, a Chief Financial Officer, a Vice President, Finance and Administration, and a corporate Controller. The Company expects to hire additional professionals during the remainder of 1997 as part of a plan to strengthen the Company's management and internal controls. There can be no assurance that the Company will be successful in implementing such plan. See Note 1(c) to the Consolidated Financial Statements.

INTENSE COMPETITION

The financial applications and business software market is intensely competitive and rapidly changing. A number of companies offer products similar to the Company's products and target the same customers as the Company. The Company believes its ability to compete depends upon many factors within and outside its control, including the timing and market acceptance of new products and enhancements developed by the Company and its competitors, product functionality, performance, price, reliability, customer service and support, sales and marketing efforts and product distribution. The primary competition for Computron Financials are the financial applications software offered by Oracle Corporation, PeopleSoft, Inc. and SAP AG. The principal competitors for the Company's Computron Workflow and Computron COOL software are Kodak and FileNet Corporation. The Company has entered into an agreement with Wang pursuant to which Wang has the right to license Computron COOL software to third parties under its own private label and modify such software. Most of the Company's competitors are substantially larger than the Company and have significantly greater financial, technical and marketing resources and established, extensive direct and indirect channels of distribution. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sale of their products than the Company. The Company's products also compete with products offered by other vendors, and with proprietary software developed by third-party professional service organizations and management information systems departments of potential customers. Due to the relatively low barriers to entry in the software market, the Company expects additional competition from other established and emerging companies as the client/server applications software market continues to develop and expand. The Company also expects that competition will increase as a result of software industry consolidations. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address the needs of the Company's prospective customers. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any of which would have a material adverse effect on the Company's business, results of operations and financial condition. There can be no assurance that the Company will be able to compete successfully against current or future competitors or that competitive pressures will not have a material adverse effect on the Company's business, results of operations and financial condition. See "Business-Competition."

DEPENDENCE ON PRINCIPAL PRODUCTS

Substantially all of the Company's revenues are derived from the licensing of Computron Financials, Computron Workflow, Computron COOL, Maintenance and Work Management and fees from related services. These products and services are expected to continue to account for substantially all of the Company's revenues for the foreseeable future. Accordingly, the Company's future results of operations will depend, in part, on achieving broader market acceptance of these products and services, as well as the Company's ability to continue to enhance these products and services to meet the evolving needs of its customers. A reduction in demand or increase in competition in the market for financial applications or business software, or decline in sales of such products and services, could have a material adverse effect on the Company business, results of operations and financial condition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business-Products."

NEW PRODUCTS AND RAPID TECHNOLOGICAL CHANGE; RISK OF PRODUCT DEFECTS, DEVELOPMENT DELAYS AND LACK OF MARKET ACCEPTANCE

The financial applications and business software market is characterized by rapid technological change, changes in customer requirements, frequent new product introductions and enhancements and emerging industry standards. The introduction of products embodying new technologies and emergence of new industry standards can render existing products obsolete and unmarketable. Accordingly, the life cycles of the Company's products are difficult to estimate. The Company's future success will depend in part upon its ability to enhance its current products and to develop and introduce new products that respond to evolving customer requirements and keep pace with technological development and emerging industry standards, such as new operating systems, hardware platforms, interfaces and third party applications software. There can be no assurance that the Company will be successful in developing and marketing product enhancements or new products that respond to technological change, changes in customer requirements, or emerging industry standards, that the Company will not experience difficulties that could delay or prevent the successful development, introduction and marketing of such products and enhancements, or that any new products or enhancements that it may introduce will achieve market acceptance. The inability of the Company for technological or other reasons, to develop and introduce new products or enhancements in a timely manner in response to changing customer requirements, technological change or emerging industry standards, would have a material adverse effect on the Company's business, results of operations and financial condition.

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

RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS

The Company derived approximately $9.1 million, $14.2 million, and $21.3 million or 28.0%, 26.9%, and 39.2% of its total revenues, from customers outside of the United States in 1994, 1995, and 1996, respectively. The Company expects that such revenues will continue to represent a significant percentage of its total revenues in the future. The Company believes that its continued growth and profitability will require expansion of its sales in international markets. The Company intends to continue to expand its operations outside of the United States and enter additional international markets, which will require significant management attention and financial resources. During 1996, the Company acquired the operations, customers and products of AT&T ISTEL, in Essen, Germany, and the Financial Software Service Division of Generale de Service Informatique, in Paris, France. There can be no assurance, however, that the Company will be able to maintain or increase international market demand for its products and services. Most of the Company's international license fees and services revenue are denominated in foreign currencies. Decreases in the value of foreign currencies relative to the U.S. dollar could result in losses from foreign currency translations. The Company does not currently hedge its foreign exchange exposure. With respect to the Company's sales that are U.S. dollar-denominated, decreases in the value of foreign currencies relative to the U.S. dollar could make the Company's products less price competitive. Additional risks inherent in the Company's international business activities generally include unexpected changes in regulatory requirements, tariffs and other trade barriers, costs of localizing products for foreign countries, lack of acceptance of localized products in foreign markets, longer accounts receivable payment cycles, difficulties in managing international operations, potentially adverse tax consequences, restrictions on repatriation of earnings and the burdens of complying with a wide variety of foreign laws. There can be no assurance that such factors will not have a material adverse effect on the Company's future international revenues and, consequently, on the Company's business, results of operations and financial condition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

CONTROL BY EXISTING STOCKHOLDERS

The Company's senior management, directors and affiliates together beneficially own approximately 65.6% of the outstanding shares of Common Stock. As a result, these stockholders are able to exercise control over matters requiring stockholder approval, including the election of directors, and mergers, consolidations and sales of all or substantially all of the assets of the Company. This may prevent or discourage tender offers for the Company's Common Stock unless the terms are approved by such stockholders.

RELIANCE ON KEY PERSONNEL

The Company's future success will depend to a significant extent upon a number of key management and technical personnel. The loss of the services of one or more key employees could have a material adverse effect on the Company's business. The Company is a party to employment agreements with certain key personnel. In addition, the Company is the beneficiary of key-person life insurance on the lives of certain key personnel. The Company believes that its future success will also depend in large part upon its ability to attract and retain highly skilled technical, management, sales and marketing personnel. Competition for such personnel is intense, and the services of qualified personnel are difficult to obtain and replace. There can be no assurance that the Company will be successful in attracting and retaining the personnel necessary to develop, market, service and support its products and conduct its operations successfully. The inability of the Company to attract, hire, assimilate and retain such personnel, or to increase revenues at a rate sufficient to absorb the resulting increased expenses, would have a material adverse effect on the Company's business, results of operations and financial condition.

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

ABSENCE OF DIVIDENDS

The Company has never paid or declared any cash dividends and does not anticipate paying any cash dividends in the foreseeable future. The Company currently intends to retain any future earnings for use in its business MANAGEMENT

DIRECTORS, EXECUTIVE OFFICERS AND KEY MANAGEMENT EMPLOYEES

The directors, executive officers and key management employees of the Company are as follows:

          NAME                AGE                      POSITION
Elias Typaldos ..........     46     Chairman of the Board and Vice President,
                                     Research and Development
John A. Rade ............     62     President, Chief Executive Officer, and
                                     Director
Michael R. Jorgensen ....     45     Executive Vice President, Chief Financial
                                     Officer, Treasurer and Secretary
Gennaro Vendome .........     50     Vice President, Enterprise Sales and
                                     Director
Alex Plavocos ...........     50     Vice President, Marketing
William H. Burke ........     35     Vice President, Finance and Administration
Gregory Kopchinsky (1) ..     45     Director
Robert Migliorino (1) ...     46     Director
Michel Berty ............     57     Director
William Vogel ...........     59     Director


-------------------
(1)  Member of the Audit and Compensation Committees.

ELIAS TYPALDOS, a founder of the Company, has been Vice President, Research and Development and a director since the Company's formation in 1978, and Chairman of the Board since March 1997.

JOHN A. RADE, joined the Company as a Director, President and Chief Executive Officer in February 1997. Prior to joining the Company, Mr. Rade, was from April, 1995, a Vice President of American Management Systems, Inc. and was also still active at S-Cubed International, a company in the client server system development and consulting market, which he founded in February 1990.

MICHAEL R. JORGENSEN joined the Company as Executive Vice President and Chief Financial Officer, Treasurer and Secretary in February 1997. Prior to joining the Company, from June 1993 to September 1996, Mr. Jorgensen was Senior Vice President and Chief Financial Officer of Ground Round Restaurants, Inc., a publicly-held chain of family restaurants. Prior to that, from March 1992, to April 1993, he was Vice President/Finance-Middle East of Alghanim Industries. Mr. Jorgensen was Chief Financial Officer of International Proteins Corporation from May 1988 to September 1991.

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

WILLIAM H. BURKE joined the Company as Vice President, Finance and Administration in February 1997. Prior to joining the Company, Mr. Burke was a Senior Manager with the international accounting firm of Arthur Andersen LLP, specializing in technology related industries. Mr. Burke was employed by Arthur Andersen from January 1985 to February 1997, and is a Certified Public Accountant.

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

MICHEL BERTY has been a director since August 1996. Since September, 1992, Mr. Berty has been the Chairman and Chief Executive Officer of CAP Gemini America
(CGA), the U.S. subsidiary of The CAP Gemini Group, a leading international information technology consulting organization. Prior to that, Mr. Berty was General Secretary at Cap Gemini Sogeti Group, from 1986 to September 1992.

WILLIAM VOGEL has been a director since August 1996. Since 1971, Mr. Vogel has been Chief Executive Officer of Centennial Financial Group, Inc., which is the parent of Centennial Life Insurance Company. He has also been the Chief Executive Officer of W.S. Vogel Agency, Inc. since 1961.

Messrs. Typaldos, Vendome, Kopchinsky and Migliorino were elected to the Board of Directors at the 1996 Annual Stockholders meeting. Messers. Rade, Berty and Vogel were appointed to fill vacancies by the Board of Directors. Each of the Directors shall be subject to reelection at the 1997 Annual Stockholders meeting.

ITEM 2.  PROPERTIES

FACILITIES

The Company's corporate headquarters are located in Rutherford, New Jersey in leased facilities consisting of 40,000 square feet of office space occupied under a lease expiring in December 1998 with an option to renew the lease for one additional three-year period. The Company leases additional facilities and offices, including facilities located in the Atlanta, Boston, Chicago, San Francisco, Dallas, Mississauga and Toronto Canada and Washington, D.C. metropolitan areas. The Company also leases sales and support offices outside of North America in Australia, France, Germany, , Poland, Singapore, and the United Kingdom. While the Company believes that its facilities are adequate for its present needs, the Company is consistently reviewing its needs and may add facilities in the future. The Company believes that additional space would be available on commercially reasonable terms.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 1996.

                                     PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

The Company's Common Stock was traded on Nasdaq under the symbol "CTRN" from August 24, 1995 until January 27, 1997. Thereafter, the Company's Common Stock has traded on the over-the-counter market in the "pink sheets" and on the NASD's "Electronic Bulletin Board". The following table lists the high and low sales prices for the periods set forth below:

         PERIOD                                     HIGH         LOW
         ------                                     ----         ---

         Third quarter of 1995 ..............      $ 21        $ 16 3/8
         Fourth quarter of 1995 .............        18 1/4      13 1/2
         First quarter of 1996 ..............        18           6 1/8
         Second quarter of 1996 .............         6 1/8       4 1/4
         Third quarter of 1996 ..............         5 1/8       3 1/2
         Fourth quarter of 1996 .............         3 1/2       1 1/2

As of April 4,1997, the approximate number of record holders of the Company's Common Stock was 111.

The Company has never paid cash dividends on its capital stock. The Company currently intends to retain any earnings for use in its business and does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated financial data set forth below for the years ended December 31, 1992, 1993, 1994, 1995 and 1996 have been derived from the audited consolidated financial statements of the Company, as restated. The consolidated statement of operations data for the years ended December 31, 1994, 1995 and 1996, and the consolidated balance sheet data for the years ended December 31, 1995 and 1996 are derived from, and are qualified by reference to, the audited consolidated financial statements, as restated, and the related notes thereto included elsewhere in this report. The selected consolidated financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements of the Company, as restated, and related notes thereto included elsewhere in this report.

                                                               (In thousands, except per share data)
                                                                     Years Ended December 31,
                                                --------------------------------------------------------------
                                                  1992          1993          1994          1995        1996
STATEMENT OF OPERATIONS DATA (1):
Revenues:
    License fees                                $ 10,359      $ 12,694      $ 20,615      $ 33,766    $ 17,625
    Services                                       9,286        10,894        11,858        19,029      36,770
                                                --------      --------      --------      --------    --------
           Total revenues                         19,645        23,588        32,473        52,795      54,395
Operating expenses:
    Cost of license fees                             467           850         2,447         4,673       2,634
    Cost of services                               6,569         6,935         7,738        12,988      28,255
    Sales and marketing                            8,324         8,788        11,845        19,387      24,181
    General and administrative                     3,797         5,668         5,607        11,269      20,772
    Research and development                       4,106         4,685         6,888         9,651      11,872
     Purchased research and  development              --            --            --         3,797          --
                                                --------      --------      --------      --------    --------
         Total operating expenses                 23,263        26,926        34,525        61,765      87,714
                                                --------      --------      --------      --------    --------
Operating loss                                    (3,618)       (3,338)       (2,052)       (8,970)    (33,319)
Other income (expense)                                26          (203)         (206)          742       1,572
                                                --------      --------      --------      --------    --------
Loss before income taxes                          (3,592)       (3,541)       (2,258)       (8,228)    (31,747)
Provision (benefit) for income taxes                (245)          323           150           350         100
                                                --------      --------      --------      --------    --------

Net  loss                                       $ (3,347)     $ (3,864)     $ (2,408)     $ (8,578)   $(31,847)
                                                ========      ========      ========      ========    ========

Net loss  per common share (1995 pro-forma)                                               $   (.46)   $  (1.53)
                                                                                          ========    ========
Shares used in net loss  per common share
computation (pro-forma 1995)                                                                18,809      20,787
                                                                                          ========    ========

                                                                       As of December 31,
                                                -------------------------------------------------------------

                                                  1992          1993          1994         1995        1996
                                                --------      --------      --------      -------     -------
BALANCE SHEET DATA (1):
Cash, cash equivalents, short-term
   investments and restricted cash              $  7,235      $  4,554      $ 16,302      $46,651     $23,884
Working capital                                      434         1,619         7,688       40,450       4,358
Total assets                                      15,585        16,119        35,075       71,367      56,693
Total debt and capital lease obligations           3,345         5,183         6,496          820       2,005
Redeemable convertible preferred stock            11,144        14,611        40,038           --          --
Total stockholders' equity (deficit)              (3,592)      (10,907)      (28,782)      46,398      14,742

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

OVERVIEW

The Company was founded in 1978 as a developer of custom financial software for mission-critical applications in large organizations, primarily financial institutions. In the early 1980's, the Company developed financial software for legacy platforms and introduced sophisticated enterprise-wide financial software. Identifying the need for client/server financial software applications in the late 1980's, the Company commenced the re-architecture of its financial software and began the development and deployment of new product, specifically a workflow and document management product. In 1993, the Company introduced Computron Financials and Computron Workflow, the client/server versions of its financial and workflow products. Computron COOL was introduced in the latter half of 1993. Since 1994, the Company has released versions of its products with the capability to interoperate with popular RDBMS software. During the fourth quarter of 1995, the Company acquired the rights to its Maintenance and Work Management Software.

During 1996, the Company acquired the Financial Services Division of Generale de Service Informatique (GSI) based in Paris, France, and AT&T Istel and Co., GMBH, in Essen, Germany. These operations primarily provide software services in their respective countries.

The Company's revenues are derived from license fees and services. Revenues for services and training are recognized upon performance of the services. The Company's license agreements generally do not provide a right of return. Historically, the Company's backlog has not been substantial, since products are generally shipped as orders are received.

The Company has experienced, and may in the future experience, significant fluctuations in its quarterly and annual revenues and results of operations. The Company believes that domestic and international operating results will continue to fluctuate significantly in the future as a result of a variety of factors, including the timing of revenue recognition related to significant license agreements, the lengthy sales cycle for the Company's products, the proportion of revenues attributable to license fees versus services, the utilization of third parties to perform services, the amount of revenue generated by resales of third party software, changes in product mix, demand for the Company's products, the size and timing of individual license transactions, the introduction of new products and product enhancements by the Company or its competitors, changes in customers' budgets, competitive conditions in the industry and general economic conditions. For a description and certain factors which may affect the Company's operating results, see "Business - Risk Factors -- Potential for Significant Fluctuations in Operating Results; Seasonality".

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

Upon completion of the December 31, 1995 audit the Company again received a management letter from its independent public accountants that identified material weaknesses similar to those material weaknesses included in the 1994 management letter. In addition, the independent public accountants recommended that the Company implement an internal accounting control plan, approved by the Audit Committee of the Board of Directors, which addresses these weaknesses and reorganize and upgrade the contracts administration processes, procedures, controls and personnel to ensure proper revenue recognition and financial reporting. See "Business--Risk-Factors--Reporting, Operating and Control Environment" for a more complete discussion of these weaknesses.

In connection with the completion of the December 31, 1996 audit the independent public accountants have informed the Company that their management letter will again communicate material weaknesses similar to those material weaknesses included in the 1994 and 1995 management letters. In addition to certain material weaknesses previously included in the 1994 and 1995 management letters, the independent public accountants noted various other internal control deficiencies.

The Company has restated its consolidated financial statements for each of the four years in the period ended December 31, 1995 and certain unaudited quarters therein and for each of the three unaudited quarters ended September 30, 1996. See Note 2 of Consolidated Financial Statements. The Company incurred net losses of $2.4 million for 1994, $8.6 million for 1995, and $31.8 million for 1996, and expects to report a loss for the quarter ended March 31, 1997. As of December 31, 1996, the Company had an accumulated deficit of $49.4 million. There can be no assurance that the Company will be profitable in the future.

In response to the independent public accountant's concerns and as a result of turnover in its accounting and finance departments, the Company has hired senior executives with software industry experience, including a Chief Executive Officer, a Chief Financial Officer, a Vice President, Finance and
Administration, and a corporate Controller. The Company expects to hire professionals during the remainder of 1997 as part of a plan to strengthen the Company's management and internal controls.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated, certain operating data as a percentage of total revenues:

                                                   Years Ended December 31,
                                                ------------------------------

                                                 1994        1995        1996
                                                ------      ------      ------
Revenues:
      License fees                                63.5 %      64.0 %      32.4 %
      Services                                    36.5        36.0        67.6
                                                ------      ------      ------
         Total revenues                          100.0       100.0       100.0
Costs and expenses:
      Cost of license fees                         7.5         8.9         4.8
      Cost of services                            23.8        24.6        51.9
      Sales and marketing                         36.5        36.7        44.5
      General and administrative                  17.3        21.3        38.2
      Product development and engineering         21.2        18.3        21.8
      Purchased research and development          --           7.2        --
                                                ------      ------      ------
          Total costs and expenses               106.3       117.0       161.2
                                                ------      ------      ------
Operating loss                                    (6.3)      (17.0)      (61.2)
Other income (expense)                            (0.6)        1.4         2.9
                                                ------      ------      ------
Net loss before income taxes                      (6.9)      (15.6)      (58.3)
Provision for income taxes                         0.5         0.7         0.2
                                                ------      ------      ------
Net loss                                          (7.4)%     (16.3)%     (58.5)%
                                                ======      ======      ======

TOTAL REVENUES

The Company's revenues are derived from license fees and services. Total revenues increased from $32.5 million in 1994 to $52.8 million in 1995 and $54.4 million in 1996 representing increases of 62.6% and 3.0%, respectively. The increase in 1995 was attributable primarily to significant growth in license fees and services revenue. In 1996, services revenue experienced significant growth due in large part to the acquisition of operations in France and Germany. Such operations contributed $9.7 million of total revenues since their respective dates of acquisition. License fees declined significantly in 1996 due in part to uncertainties caused by the Company's failure to meet earnings expectations, the Company's pending litigation, and turnover of executive management. Separate individual customers accounted for 24.8% and 10.0% of the Company's total revenues in 1994 and 1995, respectively. No customer accounted for 10% or more of total revenues during 1996.

The Company derived approximately $9.1 million , $14.2 million, and $21.3 million or 28.0%, 26.9%, and 39.2% of its total revenues, from customers outside of the United States in 1994, 1995 and 1996, respectively. The Company expects that revenues derived from such customers will continue to represent a significant percentage of its total revenues in the future.

LICENSE FEES

License fees include revenues from software license agreements entered into between the Company and its customers with respect to both the Company's products and third party products resold by the Company.

License fees increased 63.8% from 1994 to 1995. The increase in 1995 was attributable to increased market acceptance of the Company's products. License fees decreased 47.8% from 1995 to 1996, although license fees increased 55% to $7.7 million during the quarter ended December 31, 1996 as compared to $4.9 million during the quarter ended December 31, 1995. The 1996 decrease was attributable, in part, to uncertainties caused by the Company's failure to meet earnings expectations, the Company's pending litigation, and turnover of executive management. For 1995, license fee revenues included the payment to the Company of a non-refundable source code and fully paid-up license fee in the amount of approximately $3.7 million pursuant to the Company's agreement with Wang.

SERVICES REVENUE

Services revenue includes fees from software maintenance agreements, training, installation and consulting services. Maintenance fees, including first year maintenance, are billed separately and are recognized ratably over the period of the maintenance agreement. Training and consulting service revenues are recognized as the services are performed. Services revenue increased 60.5% from 1994 to 1995, and 93.2% from 1995 to 1996. The increases in services revenue in 1995 and 1996 were attributable primarily to increased training and consulting services which resulted from the increased number of customers licensing the Company's products and increased maintenance revenues related to a larger installed base of the Company's products, as well as the acquisitions in France and Germany discussed above. Service revenues totaling $9.7 million reported from the Company's acquired operations in France and Germany accounted for 54.7% of the $17.7 million growth reported in 1996.

COST OF LICENSE FEES

Cost of license fees consists primarily of amounts paid to third parties with respect to products resold by the Company in conjunction with licensing of the Company's products, amortization of capitalized software development costs, and, to a lesser extent, the costs of product media, duplication, manuals and shipments. The first two elements can vary substantially from period to period while the third element remains relatively stable as a percentage of license fees.

Cost of license fees increased from $2.4 million in 1994 to $4.7 million in 1995 and decreased to $2.6 million in 1996. These costs represented 11.9%, 13.8%, and 14.9% of license fees in 1994, 1995 and 1996, respectively. The dollar cost of license fees increased from 1994 to 1995, primarily as a result of increased costs associated with third party software resold to customers, increased royalties paid to third parties, and higher amortization of capitalized software development costs. The cost of license fees as a percentage of revenue increased from 1995 to 1996 due primarily to decreased license revenue without a corresponding decrease in the amortization of capitalized software development costs.

COST OF SERVICES

Cost of services consists primarily of personnel costs for training, consulting and customer support and related travel costs, and costs of training third party service and support organizations for the Company's products. Total service costs increased from $7.7 million in 1994 to $13.0 million in 1995 and $28.3 million in 1996 and represented 65.3%, 68.3% and 76.8% of service revenues in 1994, 1995, and 1996, respectively. During these periods, the cost of services as a percentage of service revenues increased as a result of increases in personnel costs without corresponding price increases and an increase in non-chargeable management staff. The Company significantly expanded its customer service resources, including telephone support, account management staff and third party-consulting in 1996, and as a result the dollar cost of services expenditures increased substantially. Approximately $7.4 million of the increase of cost of services for 1996 related to the Company's recent acquisitions in France and Germany.

SALES AND MARKETING

Sales and marketing expenses consist primarily of salaries, commissions and bonuses paid to sales and marketing personnel and travel and promotional expenses. Sales and marketing expenses increased from $11.8 million in 1994 to $19.4 million in 1995 and $24.2 million in 1996, and represented 36.5%, 36.7%, and 44.5% of total revenues, respectively. In 1994, 1995, and early 1996 the Company significantly increased its sales and marketing expense due primarily to substantial hiring and increased sales commissions, and advertising costs. Approximately $4.4 million of the $4.8 million increase relates to increased sales and marketing expenses in the Company's foreign locations, of which $0.8 million is attributable to newly acquired operations.

RESEARCH AND DEVELOPMENT

Research and development expenses consist primarily of research and development personnel costs, costs of equipment, facilities and third party software development costs. Research and development expenses are generally charged to operations as incurred. However, certain software development costs are capitalized in accordance with Statement of Financial Accounting Standards No.
86. Such capitalized software development costs are generally amortized over periods not exceeding three years.

Software research and development expenses (net of capitalized software development costs) increased from $6.9 million in 1994 to $9.7 million in 1995 and $11.9 million in 1996 and represented 21.2%, 18.3% and 21.8% of total revenues, respectively. The Company capitalized software development costs of $0.9 million, $1.5 million and $1.1 million in 1994, 1995, and 1996, respectively. Gross research and development expenses increased in 1995 and 1996 due primarily to the hiring and training of additional software engineers to develop and enhance the Company's existing products and to develop new products. The Company expects research and development expenses to continue at historical levels. The rate of capitalization of software development costs may fluctuate depending on the mix and stage of development of the Company's research and development projects and as a result of acquisitions.

PURCHASED RESEARCH AND DEVELOPMENT

In 1995, the Company charged to expense $3.8 million related to in-process research and development acquired in the fourth quarter of 1995. Purchased research and development represents the estimated fair value of development projects which have not yet reached technological feasibility and have no future alternative use.

GENERAL AND ADMINISTRATIVE

General and administrative expenses consist primarily of salaries of administrative, executive and financial personnel, provision for doubtful accounts and outside professional fees. General and administrative expenses increased from $5.6 million in 1994 to $11.3 million in 1995 and increased to $20.8 million in 1996, representing 17.3%, 21.3% and 38.2% of total revenues in those years, respectively. The $5.7 million increase in general and administration expenses in 1995, as compared to 1994, was due primarily to increases in the provision for doubtful accounts of $1.2 million, increases in payroll and benefits expenses associated with an increase of executive, finance and administrative personnel in 1995, increased depreciation expense, and increased professional fees. The increase in the provision for doubtful accounts for 1995 compared to 1994 was due to a number of factors including increased revenues, continued deterioration in the aging of accounts receivable, implementation of an expanded accounts receivable review process, specific write-offs on certain major accounts which were renegotiated or settled, management's decision to discontinue efforts to collect certain overdue amounts and the decision not to support certain legacy and proprietary platforms. Fluctuations in the provision for doubtful accounts are expected to vary in relation to the net accounts receivable balance due to the concentration of orders towards the end of each quarter, the receipt of payments in accordance with contract terms and the aging of specific account balances.

General and administrative expenses increased by $9.5 million from 1995 to 1996, primarily due to the following increases, acquisitions in France and Germany ($1.7 million), provision for doubtful accounts ($2.1 million), taxes and insurance ($1.6 million) and professional fees ($2.2 million) related to ongoing litigation and the restatement of previously reported financial results. The remaining increase of $1.9 million relates to other increases including severance and other costs relating to turnover of senior management.

OTHER INCOME (EXPENSE)

The Company incurred interest expense, in excess of interest income, of $.2 million in 1994. Interest expense resulted primarily from bank borrowings and other credit liabilities available to the Company. In 1995 and 1996, the Company recorded interest income, in excess of interest expense, of $.7 million , and $1.6 million respectively, resulting from the increase in the level of the Company's investment funds and the decrease in the amount of bank borrowings.

PROVISION FOR INCOME TAXES

The Company's provision for income taxes was $0.2 million, $0.4 million and $0.1 million in 1994, 1995 and 1996, respectively. These amounts are based on the federal statutory rate of 34% and reflect the impact of state and foreign income taxes and the utilization of net operating loss and credit carryforwards.

RESULTS OF OPERATIONS

As a consequence of the above, the Company incurred a net loss of $2.4 million in 1994, $8.6 million in 1995 and $31.8 million in 1996.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1996, the Company had cash, cash equivalents, restricted cash and short-term investments of $23.9 million and working capital of $4.4 million. Included in the calculation of working capital is deferred revenue of $18.6 million at December 31, 1996. As of December 31, 1996, the Company maintained a $9 million line of credit with a bank pursuant to a credit agreement and a pledge agreement dated July 26, 1996. By terms of the revolving line of credit, which is fully secured by the pledge of $10 million in certificates of deposit, the Company is required to comply with quarterly and annual financial statement reporting requirements. The Company's primary lender has authorized $5 million to be available for letters of credit that mature on July 31, 1998. At December 31, 1996, approximately $6.9 million was available under the credit line. At December 31, 1996 there were $3.025 million of outstanding letters of credit under this facility.

In March 1997, the Company was advised by the bank that it was in technical default of the line of credit covenants, and that the line would not be available for future issuance of standby letters of credit or advances under the line of credit. The Company has requested that the technical defaults be waived, that the credit line be permanently reduced, and that the related pledge agreement be permanently reduced to the extent of any amounts in excess of amounts required to fully secure outstanding letters of credit.

The Company's operating activities used cash of $4.8 million in 1995 and $17.3 million in 1996. Net cash used in 1995 and 1996 was the result of the Company's net losses in 1995 and 1996 and increases in accounts receivable, which were offset in part, by increases in the provision for doubtful accounts, depreciation and amortization, accounts payable and accrued expenses and deferred revenue.

The Company's investing activities have used cash of $4.3 million and $5.6 million in 1995 and 1996, respectively, principally for purchases of equipment and capitalized software costs, as well as, the Company's acquisitions of operations in France and Germany during 1996.

Cash provided by (used in) financing activities was $38.9 million and $(2.6) million in 1995 and 1996, respectively. During 1995, cash provided by financing activities consisted primarily of net proceeds from the Company's initial public offering, which were primarily offset by the repayment of $5.7 million of long-term debt. During 1996, cash used in financial activities related principally to the repayment of debt associated with acquisitions.

The Company has no significant capital commitments. The Company's aggregate minimum operating lease payments for 1997 and 1998 will be approximately $2.8 million and $2.4 million, respectively. The Company believes that its available cash and cash equivalents, together with cash flows from operations, will be sufficient to meet its cash requirements at least through 1997.

During 1996, the Company and certain of its current and former officers and directors were named as defendants in six civil suits filed as class actions on behalf of individuals claiming to have purchased Computron Common Stock during the time period from August 24, 1995, through April 1, 1996. The suits were filed in the United States District Court for the District of New Jersey and have been consolidated by court order into one suit captioned In re Computron Software, Inc. Securities Litigation, Master File No-96-1911 (AJL). See "Item 3. Legal Proceedings".

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.


                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Company incorporates herein by reference the information concerning directors and executive officers in its Notice of Annual Stockholders' Meeting and Proxy Statement to be filed within 120 days after the end of the Company's fiscal year (the "1997 Proxy Statement").

ITEM 11. EXECUTIVE COMPENSATION

The Company incorporates herein by reference the information concerning executive compensation contained in the 1997 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

The Company incorporates herein by reference the information concerning security ownership of certain beneficial owners and management contained in the 1997 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company incorporates herein by reference the information concerning certain relationships and related transactions contained in the 1997 Proxy Statement.

                                     PART IV

ITEM 14. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K

     a)  Consolidated Financial Statements:

                                                                                             PAGE NO.
                                                                                             --------

          Report of Independent Public Accountants ........................................   34
          Consolidated Balance Sheets at December 31, 1995 (restated) and 1996 ............   35-36
          Consolidated Statements of Operations for the years ended December 31, 1994
          (restated), 1995 (restated), and 1996 ...........................................   37
          Consolidated Statements of Redeemable Convertible Preferred Stock and
          Stockholders' Equity (Deficit) for the years ended December 31, 1994 (restated),
          1995 (restated), and 1996 .......................................................   38
          Consolidated Statements of Cash Flows for the years ended December 31, 1994
          (restated), 1995 (restated) and 1996 ............................................   39
          Notes to Consolidated Financial Statements ......................................   40

      b)  Consolidated Financial Statement Schedules:

           Report of Independent Public Accountants On Schedule ................  54
           Schedule II - Valuation and Qualifying Accounts:
           Years Ended December 31, 1994 (restated), 1995 (restated) and 1996 ..  55

      c)  Reports on Form 8-K filed in the fourth quarter of 1996:

             Form 8-K dated November 27, 1996: Item 5. Other Events-Announcement of the resignation of Andreas Typaldos as an officer and director of the Company.

      d)  Exhibits.

               3.1*   Fourth Amended and Restated Certificate of Incorporation.
               3.2    Amended and Restated Bylaws of the Company.
               4.1*   Specimen Common Stock Certificate.
               4.2    See Exhibits 3.1 and 3.2 for provisions of the Certificate of Incorporation and Bylaws of the Company defining rights of holders of Common Stock of the Company.
             10.1*    Series B Preferred Stock Purchase Agreement, as amended.
             10.2*    Employment Agreement between the Company and Andreas
                      Typaldos.
             10.3*    Employment Agreement between the Company and Elias
                      Typaldos, as amended.
             10.4*    Employment Agreement between the Company and Gennaro
                      Vendome, as amended.
             10.5*    1992 Stock Option Plan.
             10.6*    1995 Stock Option Plan.
             10.7*    Lease Agreement between the Company and Enterprise
                      Development Corporation.
             10.8*    Loan and Security Agreement between the Company and PNC
                      Bank (formerly Midlantic National Bank), as amended.
             10.9*    License Agreement between the Company and Pfizer, Inc.,
                      as amended.
             10.10*   OEM Software License and Distribution Agreement between
                      the Company and Wang Laboratories, Inc.
             10.11*   Amendment and Clarification Agreement between the Company
                      and Wang Laboratories, Inc.
             10.12*   Contract between the Company and Polish State Railways
                      Central Office of Purchasing and Sales Ferpol, a division of Polish State Railways.
             10.13*   Program License Contract between the Company and Deutsche
                      Bank AG.
             10.14*   General Agreement between the Company and Canaan Capital
                      Limited Partnership and CVCanaan Capital Offshore Limited
                      Partnership, C.V.
             11.1     Statement re: Computation of Per Share Earnings.
             21.1     List of Subsidiaries.
             23.1     Consent of Independent Public Accountants
             27.1     Financial Data Schedule.

--------------------
* Incorporated by reference to the Exhibits filed with the Company's Registration Statement on Form S-1, File No. 33-93990.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Rutherford, State of New Jersey, on this 16th day of April 1997.

                             COMPUTRON SOFTWARE, INC.



                             By: /s/ ELIAS TYPALDOS
                             ---------------------------------------------------
                             Elias Typaldos
                             Chairman of the Board, Vice President Research
                             and Development

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed by the following persons in the capacities indicated on April 16, 1997.

              Signature                                   Title(s)

                                              Chairman of the Board, Vice President
         /s/ ELIAS TYPALDOS                   Research and Development
---------------------------------------
          (Elias Typaldos)

                                              Chief Executive Officer, President and
           /s/ JOHN A. RADE                   Director (Principal Executive Officer)
---------------------------------------
            (John A. Rade)

                                              Executive Vice President, Chief Financial
                                              Officer, Treasurer and Secretary (Principal
      /s/ MICHAEL R. JORGENSEN                Financial and Accounting Officer)
---------------------------------------
       (Michael R. Jorgensen)

                                              Vice President Enterprise Sales and
         s/ GENNARO VENDOME                   Director
---------------------------------------
          (Gennaro Vendome)


            /s/ MICHEL BERTY                  Director
---------------------------------------
              (Michel Berty)


       /s/ GREGORY KOPCHINSKY                 Director
---------------------------------------
        (Gregory Kopchinsky)


        /s/ ROBERT MIGLIORINO                 Director
---------------------------------------
          (Robert Migliorino)


            /s/ WILLIAM VOGEL                 Director
---------------------------------------
           (William Vogel)

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Computron Software, Inc.:

We have audited the accompanying consolidated balance sheets of Computron Software, Inc. (a Delaware Corporation) and subsidiaries as of December 31, 1995 and 1996, and the related statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As further discussed in Note 6, several legal complaints have been filed by certain stockholders against the Company and certain of its current and former officers and directors, the outcome of which are uncertain at this time. Management believes that the inability of the Company to resolve the claims that are the basis for the lawsuits or to prevail in any related litigation could result in the Company being required to pay substantial monetary damages for which the Company may not be adequately insured, which could have a material adverse effect on the Company's business, financial condition and results of operations.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Computron Software, Inc. and subsidiaries as of December 31, 1995, and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.



                                          ARTHUR ANDERSEN LLP




Boston, Massachusetts
April 16, 1997

                            COMPUTRON SOFTWARE, INC.
                          CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                      December 31,
                                                                ------------------------
                                                                    1995           1996
                                                                (Restated)
ASSETS
Current Assets:
     Cash and cash equivalents                                    $45,119        $19,730
     Short-term investments                                           781          1,073
     Restricted cash                                                  751          3,081
     Accounts receivables, less reserves of $2,028 in 1995
        and $3,360 in 1996                                         15,441         20,340
     Prepaid expenses and other current assets                      2,060          1,988
                                                                  -------        -------
           Total current assets                                    64,152         46,212
                                                                  -------        -------

Equipment and leasehold improvements, at cost:
     Computer and office equipment                                  8,117         10,249
     Furniture and fixtures                                           979          1,436
     Leasehold improvements                                           338            300
                                                                  -------        -------
                                                                    9,434         11,985
     Less - accumulated depreciation and amortization               5,787          7,598
                                                                  -------        -------
                                                                    3,647          4,387
                                                                  -------        -------

Capitalized software development costs, net of
     accumulated amortization of $2,232
     in 1995 and $3,095 in 1996                                     2,440          2,068
Goodwill, net of amortization of $535 in 1996                          --          2,580
Other assets                                                        1,128          1,446
                                                                  -------        -------
                                                                  $71,367        $56,693
                                                                  =======        =======



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            COMPUTRON SOFTWARE, INC.
                          CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                        December 31,
                                                                  ------------------------
                                                                      1995           1996
                                                                  (Restated)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current portion of long-term debt and capital leases           $    553         $    506
     Accounts payable                                                  2,184            3,975
     Accrued expenses                                                  7,298           17,420
     Note payable                                                         --            1,402
     Deferred revenue                                                 13,667           18,551
                                                                    --------         --------
        Total current liabilities                                     23,702           41,854
                                                                    --------         --------

Long-term liabilities:
     Long-term debt and capital leases, less current portion             267               97
                                                                    --------         --------
     Other liabilities                                                 1,000               --
                                                                    --------         --------

Commitments and contingencies (Notes 5 and 6)

Stockholders' equity:
     Preferred stock, $.01 par value, authorized 5,000
        shares, no shares issued and outstanding                          --               --
     Common stock, $ .01 par value, authorized 50,000
        shares; 20,744 shares and 20,801 shares
        issued and outstanding at December 31, 1995 and
        1996, respectively                                               207              208
     Additional paid-in capital                                       63,796           63,879
     Accumulated deficit                                             (17,524)         (49,371)
     Cumulative translation  adjustment                                  (81)              26
                                                                    --------         --------
        Total stockholders' equity                                    46,398           14,742
                                                                    --------         --------
                                                                    $ 71,367         $ 56,693
                                                                    ========         ========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            COMPUTRON SOFTWARE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                          Years Ended December 31,
                                                -------------------------------------------
                                                   1994             1995             1996
                                                (Restated)       (Restated)
Revenues:
   License fees                                  $ 20,615         $ 33,766         $ 17,625
   Services                                        11,858           19,029           36,770
                                                 --------         --------         --------
     Total revenues                                32,473           52,795           54,395
                                                 --------         --------         --------

Operating expenses:
   Cost of license fees                             2,447            4,673            2,634
   Cost of services                                 7,738           12,988           28,255
   Sales and marketing                             11,845           19,387           24,181
   General and administrative                       5,607           11,269           20,772
   Research and development                         6,888            9,651           11,872
   Purchased research and development                  --            3,797               --
                                                 --------         --------         --------
     Total operating expenses                      34,525           61,765           87,714
                                                 --------         --------         --------
Operating loss                                     (2,052)          (8,970)         (33,319)
                                                 --------         --------         --------
Other income (expense):
   Interest income                                    290            1,238            1,654
   Interest expense                                  (496)            (496)            (100)
   Other                                               --               --               18
                                                 --------         --------         --------
     Total other income (expense)                    (206)             742            1,572
                                                 --------         --------         --------
Loss before provision for income taxes             (2,258)          (8,228)         (31,747)
Income tax provision                                  150              350              100
                                                 --------         --------         --------
Net loss                                         $ (2,408)        $ (8,578)        $(31,847)
                                                 ========         ========         ========

Net loss per common share, pro forma 1995                         $  (0.46)        $  (1.53)
                                                                  ========         ========

Weighted average number of common
      shares, pro forma 1995                                        18,809           20,787
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

                            COMPUTRON SOFTWARE, INC.
           CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED
                    STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
                                 (In thousands)



                                                   Redeemable Convertible
                                                       Preferred Stock                       Stockholders' Equity (Deficit)
                                         -------------------------------------------    -----------------------------------------

                                                                                            Class A               Class B
                                              Series A                Series B            Common Stock          Common Stock
                                         -------------------     -------------------    -----------------    ------------------
                                         Shares      Amount      Shares      Amount     Shares     Amount    Shares      Amount

                                         ------     --------     ------     --------    ------     ------    ------     -------
BALANCE - DECEMBER 31, 1993(1)            1,050     $ 14,611         --     $     --        8       $  --     7,900     $    79
Sale of Series B Preferred Stock, net
   of related expenses                       --           --      1,467       10,268       --          --        --          --
Net loss                                     --           --         --           --       --          --        --          --
Translation adjustment                       --           --         --           --       --          --        --          --
Accretion on redeemable convertible
   preferred stock                           --       10,943         --        4,216       --          --        --          --
                                         ------     --------     ------     --------     ----       -----    ------     -------
BALANCE - DECEMBER 31, 1994(1)            1,050       25,554      1,467       14,484        8          --     7,900          79
Net loss                                     --           --         --           --       --          --        --          --
Translation adjustment                       --           --         --           --       --          --        --          --
Accretion on redeemable convertible
   preferred stock                           --        1,171         --          665       --          --        --          --
Conversion of securities upon initial
   public offering                       (1,050)     (26,725)    (1,467)     (15,149)      (8)         --    (7,900)        (79)
Sale of common stock, net of related
   expenses                                  --           --         --           --       --          --        --          --
Exercise of stock options                    --           --         --           --       --          --        --          --
                                         ------     --------     ------     --------     ----       -----    ------     -------

BALANCE - DECEMBER 31, 1995(1)               --           --         --           --       --          --        --          --
Net loss                                     --           --         --           --       --          --        --          --
Translation adjustment                       --           --         --           --       --          --        --          --
Exercise of stock options                    --           --         --           --       --          --        --          --
                                         ------     --------     ------     --------     ----       -----    ------     -------
BALANCE - DECEMBER 31, 1996                  --     $     --         --     $     --       --       $  --        --     $    --
                                         ======     ========     ======     ========     ====       =====    ======     =======


                                                           Stockholders' Equity (Deficit)
                                         -----------------------------------------------------------
                                                                Additional                Cumulative
                                                                 Paid-in    Accumulated  Translation
                                              Common Stock       Capital      Deficit     Adjustment
                                            ----------------    ----------  -----------  -----------
                                            Shares    Amount

                                            ------    ------    ----------  -----------  -----------
BALANCE - DECEMBER 31, 1993(1)                  --    $   --    $  1,897     $(12,749)      $(134)
Sale of Series B Preferred Stock, net
   of related expenses                          --        --        (264)          --          --
Net loss                                        --        --          --       (2,408)         --
Translation adjustment                          --        --          --           --         (44)
Accretion on redeemable convertible
   preferred stock                              --        --          --      (15,159)         --
                                            ------    ------    --------     --------       -----
BALANCE - DECEMBER 31, 1994(1)                  --        --       1,633      (30,316)       (178)
Net loss                                        --        --          --       (8,578)         --
Translation adjustment                          --        --          --           --          97
Accretion on redeemable convertible
   preferred stock                              --        --          --       (1,836)         --
Conversion of securities upon initial
   public offering                          17,829       178      18,569       23,206          --
Sale of common stock, net of related
   expenses                                  2,795        28      43,450           --          --
Exercise of stock options                      120         1         144           --          --
                                            ------    ------    --------     --------       -----

BALANCE - DECEMBER 31, 1995(1)              20,744       207      63,796      (17,524)        (81)
Net loss                                        --        --          --      (31,847)         --
Translation adjustment                          --        --          --           --         107
Exercise of stock options                       57         1          83           --          --
                                            ------    ------    --------     --------       -----
BALANCE - DECEMBER 31, 1996                 20,801    $  208    $ 63,879     $(49,371)      $  26
                                            ======    ======    ========     ========       =====


(1) THE CONSOLIDATED FINANCIAL DATA FOR 1992 THROUGH 1995 HAS BEEN RESTATED. SEE NOTE 2 OF THESE CONSOLIDATED FINANCIAL STATEMENTS.


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            COMPUTRON SOFTWARE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                           Years Ended December 31,
                                                                    -------------------------------------
                                                                        1994          1995          1996
                                                                    (Restated)    (Restated)
Cash flows from operating activities:
Net  loss                                                            $ (2,408)     $ (8,578)     $(31,847)
Adjustments to reconcile net  loss to net cash flows
   provided by (used in) operating activities:
   Depreciation and amortization                                        1,867         2,085         4,634
   Provision for doubtful accounts                                      1,573         2,763         4,803
   Loss on sale of equipment and leasehold improvements                    --            --            72
Changes in current assets and liabilities, net of acquisitions -
   Restricted cash                                                         --          (751)       (2,330)
   Accounts receivable                                                 (7,771)       (4,623)       (7,329)
   Prepaid expenses and other current assets                             (298)       (1,472)          487
   Accounts payable and accrued expenses                                1,231         4,534         9,604
   Deferred revenue                                                     8,860         1,291         4,615
                                                                     --------      --------      --------
Net cash flows provided by (used in) operating activities               3,054        (4,751)      (17,291)
                                                                     --------      --------      --------

Cash flows from investing activities:
   Other assets                                                          (226)         (220)         (324)
   Capitalized software development costs                                (911)       (1,495)       (1,088)
   Purchase of equipment and leasehold improvements                    (1,062)       (2,948)       (2,162)
   Acquisitions of businesses, net of cash acquired                        --            --        (2,116)
   (Increase) decrease in short-term investments                         (864)          335           105
                                                                     --------      --------      --------
       Net cash flows used in investing                                (3,063)       (4,328)       (5,585)
                                                                     --------      --------      --------

Cash flows from financing activities:
   Net proceeds from issuance of redeemable convertible
     preferred stock                                                   10,004            --            --
   Net proceeds from the sale of common stock                              --        43,478            --
   Proceeds from exercise of stock options                                 --           145            84
   Proceeds from long-term debt                                         2,529            --            --
   Payments of long-term debt                                          (1,396)       (5,652)         (401)
   Repayments of notes payable                                             --            --        (1,042)
   Increase (decrease) in other long-term liabilities                      --         1,000        (1,000)
   Principal payments under capital lease obligations                    (200)          (56)         (216)
                                                                     --------      --------      --------
       Net cash provided by (used in) financing activities             10,937        38,915        (2,575)
                                                                     --------      --------      --------
Foreign currency exchange rate effects                                    (44)           97            62
                                                                     --------      --------      --------
       Net increase (decrease) in cash and cash equivalents            10,884        29,933       (25,389)
Cash and cash equivalents, beginning of year                            4,302        15,186        45,119
                                                                     --------      --------      --------
Cash and cash equivalents, end of year                               $ 15,186      $ 45,119      $ 19,730
                                                                     ========      ========      ========

Supplemental disclosures of cash flow information
   and noncash financing activities:
   Cash paid during the year for -
     Interest                                                        $    501      $    507      $     89
     Income taxes                                                          31         1,864            38
   Capital lease obligations incurred                                     380            33            43


              The accompanying notes are an integral part of these
                        consolidated financial statements

                            COMPUTRON SOFTWARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

(1)  OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

The Company was incorporated under the laws of the State of Delaware in September 1978. The name of the Company was changed from Computron Technologies Corporation to Computron Software, Inc. in May 1995. The Company designs, develops, markets and supports client/server financial, workflow, archival data management and maintenance software solutions.

(a) Principles of Consolidation

The consolidated financial statements include the accounts of Computron Software, Inc.; its wholly owned subsidiaries located in Australia, Canada, France, Germany, Hong Kong, Poland, Singapore, and the United Kingdom (collectively, the "Company"). All significant intercompany transactions and balances have been eliminated.

(b) Revenue Recognition

The Company recognizes revenue from noncancelable software licenses upon product shipment, provided collection is probable and no significant vendor and post-contract customer obligations remain at the time of shipment. The Company accounts for insignificant vendor obligations by deferring a portion of the revenue and recognizing it when the related services are performed. Post-contract support (maintenance) fees are typically billed separately and are recognized on a straight-line basis over the life of the applicable agreement. The Company recognizes service revenues from consulting and implementation services, including training, provided by both its own personnel and by third parties, upon performance of the services.

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

Upon completion of the December 31, 1995 audit, the Company again received a management letter from its independent public accountants that identified material weaknesses similar to those material weaknesses included in the 1994 management letter. In addition, the independent public accountants recommended that

                            COMPUTRON SOFTWARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

(1)  OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

(c) Reporting, Operating and Control Environment; Management Estimates - (Continued)

the Company implement an internal accounting control plan, approved by the Audit Committee of the Board of Directors, which addresses these weaknesses and reorganize and upgrade the contracts administration processes, procedures, controls and personnel to ensure proper revenue recognition and financial reporting. See "Business--Risk Factors--Reporting, Operating and Control Environment".

In connection with the completion of the December 31, 1996 audit, the independent public accountants have informed the Company that their management letter will again communicate material weaknesses similar to those material weaknesses included in the 1994 and 1995 management letters. In addition to certain material weaknesses previously included in the 1994 and 1995 management letters, the independent public accountants noted various other internal control deficiencies.

As discussed in Note 2, the Company restated its consolidated financial statements for each of the four years in the period ended December 31, 1995 and certain unaudited quarters therein and for each of the three unaudited quarters ended September 30, 1996.

(d) Cash, Cash Equivalents, Restricted Cash and Short-term Investments

Cash equivalents are stated at cost, which approximates market, and consists of short-term, highly liquid investments with maturities of less than three months. Restricted cash represents the amount of certificates of deposit used as collateral for outstanding letters of credit in the same amount. At December 31, 1995 and 1996, short-term investments consist of U.S. Treasury bills, certificates of deposit, and short-term bonds with maturities of greater than three months, but less than one year. Short-term investments are classified as held-to-maturity and are carried at amortized cost which approximates market value.

(e) Equipment and Leasehold Improvements

Equipment and leasehold improvements are stated at cost, less accumulated depreciation and amortization. Depreciation expense is computed using the straight-line method over the estimated useful lives of the assets (three to five years). Leasehold improvements are amortized using the straight-line method over the lesser of the remaining term of the lease or their estimated useful lives.

(f) Software Development Costs

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

                            COMPUTRON SOFTWARE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                        (IN THOUSANDS, EXCEPT SHARE DATA)


(1)  OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

During 1994, 1995, and 1996, capitalized software development costs amounted to $911, $1,495 and $1,088, respectively. Software development costs are amortized over the greater of the amount computed using (a) the ratio of actual revenue from a product to the total of current and anticipated related revenues from the product or (b) over the economic life of the product, estimated to be three years, on a straight-line basis.

(g) Goodwill

In 1996, the Company implemented SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This standard prescribes the method for asset impairment, evaluation for long-lived assets and certain identifiable intangibles that are either held and used or to be disposed of. Goodwill is the result of the two acquisitions in 1996 and is charged to earnings on a straight-line method over the periods estimated to be benefited, currently not exceeding five years.

(h) Income Taxes

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

(j) Concentration of Credit Risk

SFAS No. 105, Disclosure of Information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentration of Credit Risk, requires disclosure of any significant off-balance sheet and credit risk concentrations. The Company has no significant off-balance sheet concentration of credit risk such as foreign exchange contracts, option contracts or other foreign hedging arrangements. The Company maintains the majority of cash balances with three financial institutions and its accounts receivable credit risk is not concentrated within any geographic area. There were no accounts receivable from a single customer which exceeded 10 percent of total accounts receivable as of December 31, 1995. One customer represented 14.3% of accounts receivable at December 31, 1996.

In 1994, one customer accounted for approximately 24.8% of total revenues. During 1995, Polish State Railways Central Office of Purchasing and Sales Ferpol, a division of Polish State Railways, accounted for approximately 10.0% of total revenues. There were no customers accounting for more than 10% of revenues in 1996.

                            COMPUTRON SOFTWARE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                        (IN THOUSANDS, EXCEPT SHARE DATA)

(1)  OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

(k) Foreign Currency Translation

The functional currency for most foreign subsidiaries is the local currency. The cumulative effects of translating the balance sheet accounts from the functional currency into the U.S. dollar at current exchange rates are included in cumulative translation adjustment in stockholders equity (deficit). The U.S. dollar is used as the functional currency for the subsidiary in Poland as their economy is highly inflationary.

(l) Pro Forma Net Loss per Common Share

The net loss per common share is based on the weighted average number of common shares outstanding during the period. The pro forma weighted average number of common shares assumes that all series of Redeemable Convertible Preferred Stock and Class A and Class B Common Stock had been converted to Common Stock as of the original issuance dates and that shares of Common Stock related to options issued during the period from August of 1994 to August 1995 were outstanding, computed in accordance with the treasury stock method. Historical net loss per share for periods prior to the Company's initial public offering have not been presented as such information is not considered to be relevant or meaningful.

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

                            COMPUTRON SOFTWARE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                        (IN THOUSANDS, EXCEPT SHARE DATA)

A summary of the impact of such restatements on the financial statements for the years ended December 31, 1992, 1993, 1994, 1995 and the unaudited nine months ended September 30, 1996 is as follows:

Years ended December 31,           1992                     1993
                          Previously          As   Previously         As
                            Reported    Restated     Reported   Restated
                          ----------------------------------------------

Total Revenue                $20,513     $19,645      $24,282    $23,588
Loss from operations          (2,750)     (3,618)      (2,644)    (3,338)
Net Loss                      (2,479)     (3,347)      (3,170)    (3,864)
Total Assets                  16,453      15,585       17,302     16,119
Deferred Revenue               1,934       1,934        3,137      3,516


Years ended December 31,           1994                     1995
                          Previously          As   Previously         As
                            Reported    Restated     Reported   Restated
                          ----------------------------------------------

Total Revenue                $34,958     $32,473      $55,519    $52,795
Net income (Loss)
  from operations                433      (2,052)      (7,704)    (8,970)
Net Income (Loss)                 77      (2,408)      (7,312)    (8,578)
Net Loss per share               .00        (.13)        (.39)      (.46)
Total Assets                  36,681      35,075       73,045     71,367
Deferred Revenue               9,935      12,376       10,474     13,667

                                 Unaudited
                            September 30, 1996
Nine months ended         Previously          As
                            Reported    Restated
                          ----------------------

Total Revenue                $36,846     $34,677
Loss from operations         (22,905)    (24,786)
Net Loss                     (21,333)    (23,214)
Net Loss per share             (1.03)      (1.12)
Total Assets                  60,542      58,483
Deferred Revenue              11,423      16,404

(3) ACQUISITIONS

On April 10, 1996, the Company acquired the Financial Service Division of Generale de Service Informatique (GSI) based in Paris, France. The acquisition was effective April 1, 1996. The purchase price of 15,463 French Francs (approximately $3,000) was payable $1,500 at closing and the remainder in a non-interest bearing note payable in nine equal monthly installments beginning April 30,

                            COMPUTRON SOFTWARE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                        (IN THOUSANDS, EXCEPT SHARE DATA)

1996. In addition, approximately $101 of acquisition related costs were capitalized. On June 30, 1996, the Company acquired AT&T ISTEL and Co. GmbH, in Essen, Germany. The purchase price was approximately $1,200 payable $400 at closing and the balance payable in six months. Approximately $110 of acquisition related costs were capitalized.

These acquisitions have been accounted by using the purchase method of accounting. Accordingly, the 1996 financial statements include the accounts of these companies since the dates of acquisition. Pro forma results of operations have not been presented as the amounts would not be significant.

The following is additional supplemental cash flow information relating to the aforementioned acquisitions:

Fair value of assets acquired ...................     $ 7,221
   Liabilities assumed ..........................       2,887
                                                      -------
   Net value of assets acquired .................       4,334
   Cash paid at closing .........................       1,895
                                                      -------
   Notes payable at closing .....................     $ 2,439
                                                      =======

(4)  LONG-TERM DEBT

                                                                               DECEMBER 31,
                                                                              -------------
                                                                              1995     1996
Various installment loans secured by computer equipment, payable in aggregate monthly installments of $70 including interest at rates
  ranging from 7.3% to 9.5%. Maturity dates through July, 1997 ..........     $428     $370
Less current-portion ....................................................      351      349
                                                                              ----     ----
Long-term debt ..........................................................     $ 77     $ 21
                                                                              ====     ====

The Company maintained a $9,000 line of credit with a bank pursuant to a credit agreement and a pledge agreement dated July 26, 1996. By terms of the revolving line of credit, which is secured by the pledge of $10,000 in certificates of deposits the Company is required to comply with quarterly and annual financial statement reporting requirements. The Company's primary lender has authorized $5,000 to be available for letters of credit that mature on July 31, 1998. At December 31, 1996, approximately $6,900 was available under the credit line. At December 31, 1996 there were $3,025 of outstanding letters of credit under this facility.

In March 1997, the Company was advised by the bank that it was in technical default of the line of credit covenants, and that the line would not be available for future issuance of standby letters of credit or advances under the line of credit. The Company has requested that the technical defaults be waived, that the credit line be permanently reduced, and that the related pledge agreement be permanently reduced to the extent of any amounts in excess of amounts required to fully secure outstanding letters of credit.

                            COMPUTRON SOFTWARE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                        (IN THOUSANDS, EXCEPT SHARE DATA)

(5)  LEASE OBLIGATIONS

The Company has property under capital leases, which is included in equipment and leasehold improvements. Additionally, the Company leases office space and equipment under non-cancelable operating leases. Rent expense charged to operations in the accompanying consolidated statements of operations for leased office space, vehicles and equipment was $1,289, $1,708 and $2,669 for the years ended December 31, 1994, 1995 and 1996, respectively.

Scheduled future minimum rental payments required for all non-cancelable leases are as follows:

                                              Capital         Operating
Years Ending December 31,                      Leases           Leases
                                              --------        ---------
1997 .......................................    $ 186          $ 2,753
1998 .......................................       70            2,379
1999 .......................................       21            1,485
2000 .......................................        4              692
2001 .......................................       --              499
                                                -----          -------
Total minimum lease payments ...............      281          $ 7,808
                                                               =======
    Less-Amount representing interest ......       48
                                                -----
Present value of minimum lease payments ....      233
    Less-Current portion ...................      157
                                                -----
Noncurrent portion .........................    $  76
                                                =====

(6)  CONTINGENCIES

During 1996, the Company and certain of its current and former officers and directors were named as defendants in six civil suits filed as class actions on behalf of individuals claiming to have purchased Computron Common Stock during the time period from August 24, 1995, through April 1, 1996. The suits were filed in the United States District Court for the District of New Jersey and have been consolidated by court order into one suit captioned In re Computron Software, Inc. Securities Litigation, Master File No-96-1911 (AJL). A Second Amended Consolidated Complaint was filed on August 9, 1996. The complaint asserts claims under Sections 11 and 15 of the Securities Act of 1933, Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, Rule 10b-5 of the Securities and Exchange Commission promulgated thereunder, and state law, and seeks unspecified compensatory damages, attorneys' fees and costs. By a Notice of Motion, dated September 9, 1996, defendants moved to dismiss the Second Amended Consolidated Complaint for failure to state a claim upon which relief can be granted, pursuant to Rule 12(b)(6) of the Federal Rules of Civil Procedure and for failure to plead their claims with particularity, as required by Rule 9(b) of the Federal Rules of Civil Procedure and the Private Securities Litigation Reform Act of 1995. During the pendency of the Company's motion to dismiss, the Company announced that information had come to the attention of the Board of Directors that may impact previously issued financial statements and its independent public accountants withdrew their reports on the Company's previously reported financial statements. By order of the Court, the Company's motion to dismiss was withdrawn and all discovery and other proceedings in the action were stayed. The Court has scheduled a conference on April 21, 1997 to discuss case management. The Company intends to vigorously defend itself against the suits.

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

(7)  RELATED PARTY TRANSACTIONS

The Company is the beneficiary of an aggregate of approximately $4,000 in life insurance on the lives of certain executives.

The Company has certain business relationships with a company that the President and Chief Executive Officer founded and still retains a majority equity interest therein. During the years ended December 31, 1995, and 1996, the Company recorded as expense approximately $425, and $675, respectively, related to work performed by this entity on behalf of the Company.

(8)  INCOME TAXES

The components of loss before provision for income taxes is as follows:

                                         YEARS ENDED DECEMBER 31,
                                  ------------------------------------
                                     1994          1995           1996
         Domestic ..........      $(2,722)      $(2,945)      $(22,933)
         Foreign ...........          464        (5,283)        (8,814)
                                  -------       -------       --------
               Total .......      $(2,258)      $(8,228)      $(31,747)
                                  =======       =======       ========

The provision for income taxes is as follows:

                                            YEARS ENDED DECEMBER 31,
                                         ------------------------------
                                         1994         1995         1996
         Federal ...............         $ 50         $150         $  0
         State .................           10          100           73
         Foreign ...............           90          100           27
                                         ----         ----         ----
               Total ...........         $150         $350         $100
                                         ====         ====         ====

                            COMPUTRON SOFTWARE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                        (IN THOUSANDS, EXCEPT SHARE DATA)

A reconciliation of federal income taxes at the statutory rate of 34% to income taxes reflected in the accompanying consolidated statements of operations is as follows:

                                                                 YEARS ENDED DECEMBER 31,
                                                            --------------------------------
                                                             1994        1995         1996
         Federal income taxes (benefit) at 34% ........     $(768)     $(2,798)     $(10,794)
         State income taxes, net of federal
           tax benefit ................................        41          100            73
         Net operating loss and credits
           not benefited ..............................       768        2,948        10,794
         Foreign income taxes .........................       109          100            27
                                                            -----      -------      --------
                                                            $ 150      $   350      $    100
                                                            =====      =======      ========

The principal components of the Company's deferred tax assets are as follows:

                                                                DECEMBER 31,
                                                            ---------------------

                                                               1995          1996
         Deferred revenue .............................     $   394      $     --
         Non-deductible accruals and other ............       1,008         2,105
         Software development costs ...................        (976)         (827)
         Depreciation .................................         249           237
         Allowance for doubtful accounts ..............       1,102         1,639
         Purchased research and development ...........       1,432         1,648
         Research and development credit
           carryforwards ..............................       2,683         2,720
         Net operating loss carryforwards .............         662        10,636
         Valuation allowance ..........................      (6,554)      (18,158)
                                                            -------      --------
           Net deferred tax asset .....................     $    --      $     --
                                                            =======      ========

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

(9)  STOCKHOLDERS' EQUITY (DEFICIT)

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

                            COMPUTRON SOFTWARE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                        (IN THOUSANDS, EXCEPT SHARE DATA)

(b) Stock Option Plan

In June 1995, the Company adopted the 1995 Stock Option Plan (the 1995 Plan). Pursuant to the 1995 Plan, the Company may grant statutory and nonstatutory options to purchase an aggregate of up to 1,500,000 shares of Common Stock. On January 31, 1997, the Board of Directors amended the 1995 Plan to increase the number of shares issuable over the term of the Plan to a total of 3,500,000. Such increase is subject to stockholder approval. Options under the 1995 Plan may be granted under both discretionary and automatic option grant programs. Options granted under the discretionary grant program will have an exercise price of not less than 85% of the fair market value of the Common Stock on the grant date.

Options granted under the automatic grant program will have an exercise price of 100% of the fair market value on the grant date. All options granted under the 1992 and 1995 Plan must be exercised within ten years of the date of grant.

A summary of stock option activity under the plan, after retroactively reflecting the conversion of Class B Common Stock into shares of common stock as discussed above, is as follows:


                                                  NUMBER
                                                    OF          EXERCISE PRICE
                                                  SHARES           PER SHARE
                                                ----------      --------------
BALANCE, DECEMBER 31, 1993 ..............          320,475       $1.17
Granted .................................          888,076        1.17 - 3.33
Canceled ................................         (117,638)       1.17 - 1.90
                                                ----------       ------------
BALANCE, DECEMBER 31, 1994 ..............        1,090,913        1.17 - 3.33
Granted .................................          136,725        13.00
Exercised ...............................         (121,261)       1.17 - 1.90
Canceled ................................         (175,758)       1.17 - 13.00
                                                ----------       -------------
BALANCE, DECEMBER 31, 1995 ..............          930,621        1.17 - 13.00
Exercised ...............................          (58,373)       1.17 -  1.90
Canceled ................................         (110,134)       1.17 - 13.00
                                                ----------
BALANCE, DECEMBER 31, 1996 ..............          762,114        $1.17-$13.00
                                                ==========        ============

EXERCISABLE, DECEMBER 31, 1996 ..........          428,898        $1.17-$13.00
                                                ==========        ============

Substantially all options outstanding at December 31, 1996, vest in four annual installments.

                            COMPUTRON SOFTWARE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                        (IN THOUSANDS, EXCEPT SHARE DATA)

(9)  STOCKHOLDERS' EQUITY (DEFICIT)

(b) Stock Option Plan

On March 3, 1997, the Board of Directors granted to certain officers and directors, options to purchase 530,000 shares of common stock with an exercise price of $1.00 per share, the fair market value on the date of grant. In addition, the Board of Directors approved the granting to certain officers, options to purchase 400,000 shares of common stock at $1.00 per share, subject to stockholder approval to increase the number of eligible shares available to be issued. These options generally vest over one to four years and a substantial amount become immediately vested upon the occurrence of certain events.

(c) Accounting for Stock-Based Compensation

The Company accounts for its stock-based compensation under accounting Principles Board Opinion No. 25, Accounting for Stock Issued to employees. In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, Accounting for Stock-Based Compensation, which is effective for fiscal years beginning after December 15, 1995. SFAS No. 123 establishes a fair-value-based method of accounting for stock-based compensation plans. The Company has adopted the disclosure-only alternative under SFAS No. 123, which required the disclosure of the pro forma effects on earnings and earnings per share as if the accounting prescribed by SFAS No. 123 had been adopted, as well as certain other information.

The Company has computed the pro forma disclosures required under SFAS No. 123 for all stock options granted in 1995 and 1996 using the Black-Scholes option pricing model prescribed by SFAS No. 123.

The assumptions used and the weighted average information for the years ended December 31, 1996 and 1995 are as follows:

                                                       Years ended December 31,
                                                         1996            1995
                                                       --------        --------

Risk-free interest rates .......................          6.01%           6.01%
Expected dividend yield ........................           --              --
Expected lives .................................       5 years         5 years
Expected volatility ............................            50%             50%
Weighted-average grant date fair value of
  options granted during the period ............           --          $  6.91
Weighted-average exercise price ................       $  2.27         $  2.79
Weighted-average remaining contractual life
  of options outstanding .......................       7.25 years      8.35 years
Weighted-average exercise price of 455,298
  and 301,881 options exercisable at
  December 31, 1996 and 1995, respectively .....       $  1.82         $  1.49

                            COMPUTRON SOFTWARE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                        (IN THOUSANDS, EXCEPT SHARE DATA)

The effect of applying SFAS No. 123 would be as follows:


                               1996          1996          1995          1995
                            As Reported   Pro forma     As Restated   Pro forma
                            -----------   ---------     -----------   ---------

Net loss                    $(31,847)     $(32,059)     $(8,578)      $(8,790)

Net loss per share          $  (1.53)     $  (1.54)     $ (0.46)      $ (0.47)

(10) PROFIT SHARING PLAN

The Company's Profit Sharing Plan (the Plan) is a defined contribution plan. All employees with three months of service and who are at least 21 years of age are eligible to become participants in the Plan and to make voluntary contributions based on a percentage of their compensation within certain Plan limitations.

The Plan falls under the provisions of Section 401(k) of the Internal Revenue Code. Employees may elect to contribute a percentage of their pretax salary, subject to statutory limitations, as well as certain percentages of their after-tax salary, to the Plan. The Company is obligated to contribute 25% of the employees' first 6% of pretax salary contribution. The Company's contributions charged to operations in the accompanying consolidated statements of operations were approximately $74, $160 and $242 for the years ended December 31, 1994, 1995, and 1996, respectively.

In addition, the Company may make additional contributions at the discretion of the Board of Directors and such contributions would be allocated among all participants in proportion to each participant's compensation, as defined. As of December 31, 1996, no additional contributions were made under the Plan.

(11) PURCHASED RESEARCH AND DEVELOPMENT

In December 1995, the Company obtained all rights, title, license and interests in certain software source coding and documentation in exchange for $3,375 and direct costs of $200. The purchase price was payable as follows: $1,225 due and paid upon signing, $400 due January 1996, and $250 due in seven quarterly installments starting April 1996. In addition, the Company was obligated to pay royalties of up to $3,000 based on future sales of products using acquired technology. During March 1997, the parties agreed to eliminate the payment of these additional royalties in exchange for approximately $300. The purchase price was allocated based on the fair value of the assets acquired as follows:

       Other assets ..........................     $   375
       Purchased research and development ....       3,200
                                                   -------
                                                   $ 3,575
                                                   =======

                            COMPUTRON SOFTWARE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                        (IN THOUSANDS, EXCEPT SHARE DATA)

(11)  PURCHASED RESEARCH AND DEVELOPMENT - CONTINUED

Included in other assets are amounts related to trademarks, customer lists and acquired technology which have been fully amortized at December 31, 1996. The amount allocated to purchased research and development represents the fair value of projects that had not yet reached technological feasibility and did not have a future alternative use as determined by an independent appraisal. This amount was charged to expense as of the acquisition date. In addition, the Company has acquired the rights to certain software which the Company intends to develop further for commercial sale. Purchased research and development includes $597, which represents the estimated fair value of projects that have not yet reached technological feasibility and have no future alternative use.

(12)  FINANCIAL INFORMATION BY GEOGRAPHIC AREA

The Company does not believe there are any legal or other restrictions upon the repatriation of international earnings to the parent company.

Domestic and export sales by destination as a percentage of total revenues are as follows:

                                            YEARS ENDED DECEMBER 31,
                                       ----------------------------------
                                         1994          1995          1996
United States ...............            72.0%         73.1%         60.8%
Europe ......................            15.6          14.5          27.6
Other .......................            12.4          12.4          11.6
                                       ------        ------        ------
                                        100.0%        100.0%        100.0%
                                       ======        ======        ======

Revenues, income (loss) from operations and identifiable assets for the Company's United States, Europe and other international operations are as follows:

                                   United
                                   States        Europe       Other    Eliminations  Consolidated
                                  ---------------------------------------------------------------
YEAR ENDED DECEMBER 31, 1994

Revenues                          $ 25,841      $ 3,629      $ 3,003      $            $ 32,473
Income (loss) from operations       (2,669)         601           16                     (2,052)
Identifiable Assets                 32,364        1,476        1,251          (16)       35,075

YEAR ENDED DECEMBER 31, 1995

Revenues                          $ 46,212      $ 2,742      $ 3,841      $    --      $ 52,795
Income (loss) from operations       (5,037)      (2,878)      (1,055)          --        (8,970)
Identifiable Assets                 71,497        2,070        2,333       (4,533)       71,367

                            COMPUTRON SOFTWARE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                        (IN THOUSANDS, EXCEPT SHARE DATA)

(12)  FINANCIAL INFORMATION BY GEOGRAPHIC AREA - CONTINUED


YEAR ENDED DECEMBER 31, 1996

Revenues                          $ 35,121      $ 14,992      $ 4,282      $     --      $ 54,395
Income (loss) from operations      (26,038)       (2,951)      (4,330)           --       (33,319)
Identifiable Assets                 55,948        16,237        1,531       (17,023)       56,693

(13)  NEW ACCOUNTING STANDARD

In March 1997, the Financial Accounting Standards Board issued SFAS No. 128, Earnings Per Share, SFAS No. 128 establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock. This statement is effective for fiscal years ending after December 15, 1997 and early adoption is not permitted. When adopted, the statement will require restatement of prior years' earnings per share. the company will adopt this statement for its fiscal year ended December 31, 1997. In addition, the Company believes that the adoption of SFAS No. 128, including the effect on prior periods, will not have a material effect on its financial statements.

              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE




To Computron Software, Inc.:

We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements of Computron Software, Inc. included in this Form 10-K and have issued our report thereon dated April 16, 1997. Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule listed in Item 14(b) of this Form 10K is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, after the restatement described in
Note 2, fairly states in all material respects, the supplemental financial data required to be set forth therein, in relation to the basic consolidated financial statements taken as a whole.



                                            ARTHUR ANDERSEN LLP



Boston, Massachusetts
April 16, 1997

                                                                     SCHEDULE II



                            COMPUTRON SOFTWARE, INC.
                        VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1994, 1995 and 1996



                                             Balance at   Charged to                   Balance at
                                             Beginning     Cost and       Amounts        End of
                                              of Year      Expenses     Written Off       Year
                                             ----------   -----------   -----------    ----------

Year ended December 31, 1994
  Allowance for returns and
  doubtful accounts ...................        $1,550        1,573          (921)        $2,202

Year ended December 31, 1995 (Restated)
  Allowance for returns and
  doubtful accounts ...................        $2,202        2,763        (2,937)        $2,028

Year ended December 31, 1996
   Allowances for returns and
   doubtful accounts ..................        $2,028        4,803        (3,471)        $3,360

                                EXHIBIT INDEX
                                -------------

         Exhibit
           No.                    Description
         -------                  -----------

           3.2     Amended and Restated Bylaws of the Company.
          11.1     Statement re: Computation of Per Share Earnings.
          21.1     List of Subsidiaries.
          23.1     Consent of Independent Public Accountants
          27.1     Financial Data Schedule.