Form 10-Q
period 1997-03-31
COMPUTRON SOFTWARE INC
filed 1997-05-14
CIK 947427

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


FOR THE QUARTER ENDED MARCH 31, 1997      COMMISSION FILE NUMBER         0-26368


                            COMPUTRON SOFTWARE, INC.
             (Exact name of registrant as specified in its charter)

                 DELAWARE                                  13-2966911
      (State or other jurisdiction of      (I.R.S. Employer Identification No.)
      incorporation or organization)


                     301 ROUTE 17 NORTH
                   RUTHERFORD, NEW JERSEY                               07070
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


                                 YES         x         NO
                                        -----------           -----------



 Number of shares outstanding of the issuer's common stock as of April 25, 1997


                       CLASS                       NUMBER OF SHARES OUTSTANDING
      Common Stock, par value $0.01 per share               20,810,530

                            COMPUTRON SOFTWARE, INC.


                                      INDEX

                                                                                                PAGE
PART I                  FINANCIAL INFORMATION                                                  NUMBER
                                                                                               ------
                        Item 1.  Financial Statements

                                      Consolidated Balance Sheets
                                         December 31, 1996 and March 31, 1997 .............      3

                                      Consolidated Statements of Operations
                                         Three months ended March 31, 1996 and 1997 .......      5

                                      Consolidated Statements of Cash Flows
                                         Three months ended March 31, 1996 and 1997 .......      6

                                      Notes to Consolidated Interim Financial Statements...      7


                        Item 2.  Management's Discussion and Analysis of Financial
                                        Condition and Results of Operations ...............     10


PART II                 OTHER INFORMATION

                        Item 1.  Legal Proceedings ........................................     27


                        Item 6.  Exhibits and Reports on Form 8-K .........................     27


SIGNATURES

                        Signatures .....................................................        28

                            COMPUTRON SOFTWARE, INC.
                          CONSOLIDATED BALANCE SHEETS
                     (In thousands, except per share data)
                                  (Unaudited)

                                                          December 31,    March 31,
                                                            1996            1997
                                                            ----            ----
ASSETS
Current Assets:
        Cash and cash equivalents                         $19,730         $21,217
        Short-term investments                              1,073           1,600
        Restricted cash                                     3,081           1,293
        Accounts receivable, less reserves of $5,084
                and $4,768 at December 31, 1996 and
                March 31, 1997, respectively               20,340          15,023
        Prepaid expenses and other current assets           1,988           2,017
                                                          -------         -------
                        Total current assets               46,212          41,150
                                                          -------         -------
Equipment and leasehold improvements, at cost:
        Computer and office equipment                      10,249          10,298
        Furniture and fixtures                              1,436           1,249
        Leasehold improvements                                300             468
                                                          -------         -------
                                                           11,985          12,015

        Less - accumulated depreciation and amortization    7,598           8,109
                                                          -------         -------
                                                            4,387           3,906
                                                          -------         -------


Capitalized software development costs, less
        amortization of $3,095 and $3,252
        in 1996 and 1997, respectively                      2,068           1,911
Goodwill, less amortization of $535 and $708 in
        1996 and 1997, respectively                         2,580           2,163
Other assets                                                1,446           1,250
                                                          -------         -------
                                                          $56,693         $50,380
                                                          =======         =======





The accompanying notes are an integral part of these consolidated financial statements

                            COMPUTON SOFTWARE, INC.
                          CONSOLIDATED BALANCE SHEETS
                     (In thousands, except per share data)
                                  (Unaudited)

                                                                   December 31,      March 31,
                                                                       1996            1997
                                                                       ----            ----
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt                                $    506         $    445
  Accounts payable                                                    3,975            2,843
  Accrued expenses                                                   17,420           16,292
  Note payable                                                        1,402               --
  Deferred revenue                                                   18,551           18,687
                                                                   --------         --------
    Total current liabilities                                        41,854           38,267
                                                                   --------         --------
Long-term liabilities:
  Long-term debt, less current portion                                   97               52
                                                                   --------         --------
Contingencies (Note 3)

Stockholders' equity:
  Preferred stock, $.01 par value, authorized 5,000 shares,
    no shares issued and outstanding                                     --               --
  Common stock, $ .01 par value, authorized 50,000
    shares; 20,801 shares issued and outstanding
    at December 31, 1996, and 20,811 shares
    issued and outstanding at March 31, 1997                            208              208
  Additional paid-in capital                                         63,879           63,889
  Accumulated deficit                                               (49,371)         (51,368)
  Cumulative translation  adjustment                                     26             (668)
                                                                   --------         --------
    Total stockholders' equity                                       14,742           12,061
                                                                   --------         --------
                                                                   $ 56,693         $ 50,380
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

                            COMPUTRON SOFTWARE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)
                                  (Unaudited)

                                                         Three months ended
                                                         ------------------
                                                      March 31,        March 31,
                                                        1996             1997
                                                        ----             ----
Revenues:
        License fees                                $  2,350         $  5,629
        Services                                       5,319           11,162
                                                    --------         --------
                Total revenues                         7,669           16,791
                                                    --------         --------
Operating expenses:
        Cost of license fees                           1,003              281
        Cost of services                               3,903            6,562
        Sales and marketing                            5,756            4,954
        Research and development                       2,982            2,431
        General and administrative                     2,701            4,821
                                                    --------         --------
                Total operating expenses              16,345           19,049
                                                    --------         --------
Operating loss                                        (8,676)          (2,258)
                                                    --------         --------
Other income                                             605              261
                                                    --------         --------
Loss before income taxes                              (8,071)          (1,997)
Income tax provision                                      --               --
                                                    --------         --------
Net loss                                            $ (8,071)        $ (1,997)
                                                    ========         ========

Net loss per common
        and common equivalent share                 $  (0.39)        $  (0.10)
                                                    ========         ========

Weighted average number of
       common and common equivalent
       shares                                         20,767           20,809
                                                    ========         ========


The accompanying notes are an integral part of these consolidated financial statements.

                            COMPUTRON SOFTWARE, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                (In thousands, except share and per share data)
                                  (Unaudited)

                                                                   Three Months Ended    Three Months Ended
                                                                      March 31, 1996      March 31, 1997
                                                                     --------------      --------------
Cash flows from operating activities:
Net loss                                                                  $ (8,071)        $ (1,997)
Adjustments to reconcile net loss to net
        cash flows provided by (used in) operating activities -
        Depreciation and amortization                                          561              870
        Provision for doubtful accounts                                        127               --
Changes in current assets and liabilities -
        Restricted cash                                                         --            1,788
        Accounts receivable                                                     51            5,317
        Prepaid expenses and other current assets                             (385)             (29)
        Accounts payable and accrued liabilities                               354           (2,260)
        Deferred revenue                                                     1,635              136
                                                                         ---------         --------
Net cash flows provided by (used in) operating activities                   (5,728)           3,825
                                                                         ---------         --------

Cash flows from investing activities:
        Other assets                                                        (2,677)             196
        Capitalized software development costs                                (387)              --
        Purchase of equipment and leasehold improvements                      (552)            (150)
        Short-term investments                                              (3,484)            (527)
                                                                         ---------         --------
Net cash flows used in investing activities                                 (7,100)            (481)
                                                                         ---------         --------

Cash flows from financing activities:
        Proceeds from exercise of stock options                                 38               10
        Payments of notes payable                                               --           (1,402)
        Payments of long term debt                                            (156)            (106)
        Decrease in other long-term liabilities                               (250)              --
                                                                         ---------         --------
Net cash flows provided by financing activities                               (368)          (1,498)
                                                                         ---------         --------
Foreign currency exchange rate effects                                          14             (359)
                                                                         ---------         --------
Net increase in cash and cash equivalents                                  (13,182)           1,487
Cash and cash equivalents, beginning of period                              45,119           19,730
                                                                         ---------         --------
Cash and cash equivalents, end of period                                 $  31,937         $ 21,217
                                                                         =========         ========

Supplemental disclosures of cash flow information
and noncash financing activities:
        Cash paid during the period for -
                Interest                                                  $     32         $      9
                                                                         =========         ========
                Income taxes                                              $     47         $     86
                                                                         =========         ========



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

Basis of Presentation:

The accompanying unaudited consolidated financial statements include the accounts of Computron Software, Inc. and its wholly owned foreign subsidiaries located in Australia, Canada, France, Germany, Hong Kong, Poland, Singapore, and the United Kingdom, (collectively, the "Company"). These financial statements have been prepared by the Company in accordance with generally accepted accounting principles and in the opinion of management, contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair presentation of these financial statements.

These consolidated financial statements should be read in conjunction with the financial statements and related notes included in the Company's 1996 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

The results of operations for the three months ended March 31, 1997 are not necessarily indicative of results to be expected for any future periods.


(a)  REVENUE RECOGNITION

The Company recognizes revenue from non-cancelable software licenses upon product shipment, provided collection is probable and no significant vendor and post-contract customer obligations remain at the time of shipment. License fees for contracts which contain uncertainties regarding collection or contain significant vendor obligations are deferred and recognized when collection is deemed probable and/or such obligations have been satisfied. The Company accounts for insignificant vendor obligations by deferring a portion of the revenue and recognizing it when the related services are performed. Post contract support (maintenance) service fees are typically billed separately and are recognized on a straight line basis over the life of the applicable agreement. The Company recognizes service revenues from consulting and implementation services, including training, provided by both its own personnel and by third parties, upon performance of the services.

                            COMPUTRON SOFTWARE, INC.
               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(b)  CASH AND CASH EQUIVALENTS

Cash equivalents are stated at cost, which approximates market, and consist of short-term, highly liquid investments with original maturities of less than three months.

(2) RESTATED FINANCIAL RESULTS

The Company has restated its consolidated financial statements for each of the four years ended December 31, 1995, and certain unaudited quarters therein, and for each of the three unaudited quarters ended September 30, 1996. In the opinion of management, all material adjustments necessary to correct the financial statements have been recorded.

A summary of the impact of such restatements on the unaudited financial statements for the three month period ended March 31, 1996 is as follows:



                                            Three months ended
                                             March 31, 1996
                                             --------------
                                    Previously            As
                                     Reported          Restated
                                     --------          --------
Total Revenue ................        $ 9,378         $ 7,669

Operating Loss ...............         (7,025)         (8,676)

Net Loss .....................         (6,420)         (8,071)
Net Loss per common and common
  equivalent share ...........           (.31)           (.39)


(3)  CONTINGENCIES

During 1996, the Company and certain of its current and former officers and directors were named as defendants in six class action civil suits. The suits were filed in the United States District Court for the District of New Jersey and have been consolidated by court order into one suit captioned In re Computron Software, Inc. Securities Litigation, Master File No. 96-1911 (AJL). A Third Amended Consolidated Class Action Complaint was filed on April 28, 1997, on behalf of all purchasers of Computron Common Stock during the period from August 24, 1995 to January 27, 1997. The complaint asserts claims under Sections 11 and 15 of the Securities Act of 1933, Sections 10 (b) and 20 (a) of the Securities Exchange Act of 1934, as amended, Rule 10b-5 of the Securities and Exchange Commission promulgated thereunder, and state law, and seeks unspecified compensatory damages, attorneys' fees and costs. At a conference on April 30, 1997, the Court set a discovery cut-off date for all non-expert discovery of November 28, 1997, and for all expert discovery of December 31, 1997. The Court scheduled trial for February 10, 1998. Additionally, the Court scheduled another status conference for May 28, 1997. The Company intends to vigorously defend itself against the suits.

Since discovery only recently commenced, the Company is unable to assess the likelihood of an adverse result in the case. There can be no assurances as to the outcome of the case. The inability of the Company to resolve the claims that are the basis for the case or to prevail in any related litigation could result in the Company being required to pay substantial monetary damages for which the Company may not be adequately insured, which could have material adverse effect on the Company's business, financial condition and results of operations. In any event, the Company's defense of such litigation, even if the outcome is favorable to the Company, has resulted and will continue to result in substantial costs to the Company.

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

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

This Report contains statements of a forward-looking nature relating to future events or the future financial performance of the Company. Investors are cautioned that such statements are only predictions and that actual events or results may differ materially. In evaluating such statements, investors should specifically consider the various factors identified in this Report and in the Company's 1996 Annual Report on Form 10-K filed with the Securities and Exchange Commission which could cause actual results to differ materially from those indicated by such forward-looking statements, including the matters set forth under the caption "Certain Factors That May Affect Future Results and Financial Condition and the Market Price of Securities" below.

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

Upon completion of the December 31, 1995 audit, the Company again received a management letter from its independent public accountants that identified material weaknesses similar to those included in the 1994 management letter. In addition, the independent public accountants recommended that the Company implement an internal accounting control plan, approved by the Audit Committee of the Board of Directors, which addresses these weaknesses and reorganize and upgrade the contracts administration processes, procedures, controls and personnel to ensure proper revenue recognition and financial reporting.

Upon completion of the December 31, 1996 audit, the independent public accountants informed the Company that their management letter will again communicate material weaknesses similar to those included in the 1994 and 1995 management letters along with various other internal control deficiencies. In response to the independent public accountant's concerns and as a result of turnover in its accounting and finance departments, the Company has hired senior executives with software industry experience, including a Chief Executive Officer, a Chief Financial Officer, a Vice President of Finance and Administration, a Corporate Controller and Corporate Counsel. The Company expects to hire additional professionals during the remainder of 1997 as part of a plan to strengthen the Company's management and internal controls.

The Company has restated its consolidated financial statements for each of the four years in the period ended December 31, 1995 and certain unaudited quarters therein and for each of the three unaudited quarters ended September 30, 1996. The Company incurred net losses of $2.4 million for 1994, $8.6 million for 1995, and $31.8 million for 1996, and reported a net loss of $2.0 million for the quarter ended March 31, 1997. As of March 31, 1997, the Company had an accumulated deficit of $51.4 million. There can be no assurance that the Company will be profitable in the future.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain operating data as a percentage of total revenues:

                                        Three Months Ended
                                             March 31,
                                      --------------------

                                       1996           1997
                                       ----           ----
Revenues:
  License fees.................       30.6%          33.5%
  Services ....................       69.4           66.5
                                     -----          -----
     Total revenues ...........      100.0          100.0


Operating expenses:
  Cost of license fees ........       13.1            1.7

  Cost of services ............       50.9           39.1

  Sales and  marketing ........       75.1           29.5

  Research and  development ...       38.9           14.5

  General and administrative ..       35.1           28.7
                                     -----          -----

     Total operating ..........      213.1          113.5
expenses

Operating loss ................     (113.1)         (13.5)

Other income ..................        7.9            1.6
                                     -----          -----

Loss before income taxes ......     (105.2)         (11.9)

Income tax provision ..........         --             --

                                     -----          -----
Net loss ......................     (105.2)%        (11.9)%
                                     =====          =====



TOTAL REVENUES

Total revenues increased 119% for the three months ended March 31, 1997, compared to the three months ended March 31, 1996, respectively. The increase was attributable to an increase in both license fees and services revenue. Results of operations for the three months ended March 31, 1996 do not include amounts associated with operations in France and Germany which were acquired during the second and third quarters of 1996, respectively.

The Company derived approximately $1.8 million and $7.4 million or 23.4% and 44.0% of its total revenues, from customers outside of the United States for the three months ended March 31, 1996 and 1997, respectively. The Company expects that such revenues will continue to represent a significant percentage of its total revenues in the future. Most of the Company's international license fees and services revenue are denominated in foreign currencies. Decreases in the value of foreign currencies relative to the US dollar could result in losses from foreign currency translations. The Company does not currently hedge its foreign exchange exposure. With respect to the Company's sales that are US dollar-denominated, decreases in the value of foreign currencies relative to the US dollar could make the Company's products less price competitive.

LICENSE FEES

License fees include revenues from software license agreements entered into between the Company and its customers with respect to both the Company's products and third party products resold by the Company. License fees increased 140% for the three months ended March 31, 1997, as compared to the three months ended March 31, 1996. The increase was attributable to increased demand for licenses, including revenues of $3.5 million from one customer which represented 20.8% of total revenues during the quarter ended March 31, 1997.

SERVICES REVENUE

Services revenue includes fees from software maintenance agreements, training, installation and consulting services. Maintenance fees are billed separately and are recognized ratably over the period of the maintenance agreement. Training, installation and consulting service revenues are recognized as the services are performed. Services revenue increased 110% for the three months ended March 31, 1997, as compared to the three months ended March 31, 1996. The increase was attributable to increased training, consulting and maintenance services which resulted from a larger installed base of the Company's products and acquired operations in France and Germany which represented $3.1 million of service revenues during the quarter ended March 31, 1997.

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

                                                                           Three Months Ended
                                                                               March 31,
                                                                   -----------------------------------

                                                                        1996                1997
                                                                   ---------------      --------------
                                                                  (In thousands, except percentage data)
License fees ...............................................           $2,350               $5,629

Cost of license fees .......................................            1,003                  281

Cost of license fees as a percentage of license
 fees ......................................................            42.7%                 5.0%

The dollar cost of license fees decreased substantially during the quarter ended March 31, 1997 as compared to the corresponding prior year period.
Cost of license fees for the quarter ended March 31, 1996 included amounts associated with third party software resold to customers and for costs recorded on contracts, while the associated license revenues were deferred due to uncertainties with respect to collections.

COST OF SERVICES

Cost of services consists primarily of personnel costs for training, installation, consulting and customer support. These costs include training third party service and support organizations for the Company's products. The following table sets forth, for the periods indicated, the relationship of cost of services and services revenue:

                                                                              Three Months Ended
                                                                                   March 31,
                                                                                   ---------
                                                                        1996                      1997
                                                                        ----                      ----

                                                                     (In thousands, except percentage data)
Services revenue ...............................................             $5,319                  $11,162

Cost of services ...............................................              3,903                    6,562

Cost of services as a percentage of services
 revenue .......................................................              73.4%                    58.8%


For the three months ended March 31, 1997, cost of services as a percentage of services revenue decreased compared to the three months ended March 31, 1996, primarily as a result of efficiencies obtained through the outsourcing of training services and a significant increase in maintenance revenue for which there are lower associated costs as compared to implementation activities.

SALES AND MARKETING

Sales and marketing expenses consist primarily of salaries and commissions as well as travel and promotional expenses. The following table sets forth, for the periods indicated, the relationship of sales and marketing expenses to total revenues:

                                                                            Three Months Ended
                                                                                March 31,
                                                                                ---------
                                                                           1996              1997
                                                                           ----              ----
                                                                     (In thousands, except percentage data)
Sales and marketing expenses.......................................     $  5,756          $ 4,954
Percentage increase (decrease) over the comparable period in the
  prior year ......................................................         58.3%           (13.9%)
Sales and marketing expenses as a percentage
 of total revenues ................................................         75.1%            29.5%



Sales and marketing expenses decreased as a percentage of total revenue for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996, primarily due to a decrease in personnel of approximately 35% as of March 31, 1997 as compared to March 31, 1996, sales and marketing programs initiated during the 1996 quarter which were not repeated in 1997 and a significant increase in revenues during the 1997 quarter.

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

Research and development expenses (net of capitalized software development costs) decreased from $3.0 million in the first quarter of 1996 to $2.4 million in the first quarter of 1997. The Company capitalized software development costs of $0.4 million in the first quarter of 1996 and none in the first quarter of 1997. The rate of capitalization of software development costs may fluctuate depending on the mix and stage of development of the Company's product development and engineering projects.

GENERAL AND ADMINISTRATIVE

General and administrative expenses consist primarily of administrative, executive and financial personnel costs, and outside professional fees. General and administrative expenses represented 28.7% of total revenues for the three months ended March 31, 1997, compared to 35.1% of total revenues for the three months ended March 31, 1996. General and administrative expenses increased 78.5% for the three months ended March 31, 1997, as compared to the three months ended March 31, 1996, primarily due to increases in payroll and related costs due to an increase in finance and administrative personnel, increased severance costs, and professional fees associated with litigation. In addition, general and administrative expenses for the quarter ended March 31, 1997 include $1.1 million associated with the acquired operations in France and Germany.

QUARTERLY RESULTS

The Company has experienced, and may in the future continue to experience, significant quarter to quarter fluctuations in results of operations and revenues. Such fluctuations may result in volatility in the price of the Company's Common Stock. Quarterly revenues and results of operations may fluctuate as a result of a variety of factors, including the lengthy sales cycle for the Company's products, the proportion of revenue attributable to license fees versus services, the amount of revenue generated by resales of third party software, changes in product mix, demand for the Company's products, the size and timing of individual license transactions, the introduction of new products and product enhancements by the Company or its competitors, changes in customer budgets, competitive conditions in the industry and general economic conditions. Further, the license of the Company's products generally involves a significant commitment of capital, and may be delayed due to time-consuming authorization procedures within an organization. For these and other reasons, the sales cycles for the Company's products are typically lengthy and subject to a number of significant risks over which the Company has little or no control, including customers' budgetary constraints and internal authorization reviews. The Company has historically operated with relatively little backlog, since its products are generally shipped as orders are received. The Company has historically recognized a substantial portion of its revenues in the last month of a quarter, with these revenues frequently concentrated in the last week of the quarter. License fees in any quarter are substantially dependent on orders booked and shipped in the last month and last week of that quarter. Delays in the timing of recognition of specific revenues may adversely and disproportionately affect the Company's results of operations because a high percentage of the Company's operating expenses are relatively fixed, and planned expenditures are based primarily on sales forecasts and only a small percentage of the Company's operating expenses vary with its revenues. Accordingly, the Company believes that period to period comparisons of results of operations are not necessarily meaningful and should not be relied upon as an indication of future results of operations. There can be no assurance that the Company will be profitable in any future quarter.

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


LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1997, the Company had cash, cash equivalents, restricted cash and short-term investments of $24.1 million and working capital of $2.9 million. As of March 31, 1997, the Company maintained a $9.0 million line of credit with a bank pursuant to an agreement dated July 26, 1996. By terms of the revolving line of credit, which is fully secured by the pledge of $10 million in certificates of deposit, the Company is required to comply with quarterly and annual financial statement reporting requirements. The Company's primary lender has authorized $5.0 million to be available for letters of credit that mature on July 31, 1998. At March 31,1997, approximately $8.7 million was available under the credit line and there were $1.3 million of outstanding letters of credit under this facility. In March 1997, the Company was advised by the bank that it was in technical default of the line of credit covenants, and that the line would not be available for future issuance of standby letters of credit or advances under the line of credit. The Company has requested that the technical defaults be waived, that the credit line be permanently reduced, and that the related pledge agreement be permanently reduced to the extent of any amounts in excess of amounts required to fully secure outstanding letters of credit.

The Company's operating activities provided (used) cash of ($5.7) million and $3.8 million for the three months ended March 31, 1996 and 1997, respectively. Net cash used by operations in the three months ended March 31, 1996 was comprised primarily of the net loss offset by an increase in deferred revenue. Net cash provided by operations during the three months ended March 31, 1997 was comprised of a decreases in accounts receivable and restricted cash, offset by the net loss and decreases in accounts payable and accrued expenses.

The Company's investing activities used cash of $7.1 million and $.5 million for the three months ended March 31, 1996 and 1997, respectively. The principal uses have been increases in short-term investments, capitalized software costs and equipment purchases.

Cash used by financing activities was $.4 million and $1.5 million during the three months ended March 31, 1996 and 1997, respectively and related mainly to the repayment of debt.

The Company has no significant capital commitments. The Company's aggregate minimum operating lease payments for the remainder of 1997 and 1998 are expected to be approximately $4.4 million. The Company believes that its available cash and cash equivalents, together with investment income and cash flows from operations, will be sufficient to meet its cash requirements at least through 1997.

During 1996, the Company and certain of its current and former officers and directors were named as defendants in six civil suits filed as class actions on behalf of individuals claiming to have purchased Computron Common Stock during the time period from August 24, 1995, through January 27, 1997. The suits were filed in the United States District Court for the District of New Jersey and have been consolidated by court order into one suit captioned In re Computron Software, Inc. Securities Litigation, Master File No-96-1911 (AJL). See "Item 1 of Part II. Legal Proceedings".

Since discovery only recently commenced, the Company is unable to assess the likelihood of an adverse result in the case. There can be no assurances as to the outcome of the case. The inability of the Company to resolve the claims that are the basis for the case or to prevail in any related litigation could result in the Company being required to pay substantial monetary damages for which the Company may not be adequately insured, which could have a material adverse effect on the Company's business, financial condition and results of operations. In any event, the Company's defense of such litigation, even if the outcome is favorable to the Company, has resulted and will continue to result in substantial costs to the Company.

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

HISTORY OF OPERATING AND NET LOSSES

The Company generated a net loss of $8.6 million for 1995, $31.8 million for 1996 and reported a net loss for the first quarter of 1997 of $2.0 million. The Company also incurred a net loss for each of the five years in the period ended December 31, 1994. As of March 31, 1997, the Company had an accumulated deficit of $51.4 million. There can be no assurance that the Company will be profitable in the future.

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

DELISTING FROM NASDAQ AND MARKET ILLIQUIDITY; NO ASSURANCE OF RELISTING ON
NASDAQ

In January 1997, the Company announced that information had come to the attention of the Board of Directors that may impact previously issued financial statements and the Company's independent auditors withdrew their reports on the Company's previously reported financial statements. The Nasdaq Stock Market subsequently delisted the Company's Common Stock from quotation on the Nasdaq National Market System ("Nasdaq"). Trading in the Common Stock of the Company is now being conducted on the over-the-counter market in the "pink sheets" and on the NASD's "Electronic Bulletin Board." Consequently, the liquidity of the Company's Common Stock has been seriously impaired which may result in lower prices for the Company's Common Stock than might otherwise be obtained and could also result in a larger spread between the bid and asked prices for the Company's Common Stock.

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

The Company has restated its previously reported financial statements and the independent auditors have reissued their reports. The Company has appealed the Nasdaq Stock Market's decision to delist the Company's stock from Nasdaq and there is a meeting scheduled for June 1997. There can be no assurance that the Nasdaq Stock Market will approve the Company's appeal.

LITIGATION

During 1996, the Company and certain of its current and former officers and directors were named as defendants in six class action civil suits. The suits were filed in the United States District Court for the District of New Jersey and have been consolidated by court order into one suit captioned In re Computron Software, Inc. Securities Litigation, Master File No. 96-1911 (AJL). A Third Amended Consolidated Class Action Complaint was filed on April 28, 1997, on behalf of all purchasers of Computron Common Stock during the period from August 24, 1995 to January 27, 1997. The complaint asserts claims under Sections 11 and 15 of the Securities Act of 1933, Sections 10 (b) and 20 (a) of the Securities Exchange Act of 1934, as amended, Rule 10b-5 of the Securities and Exchange Commission promulgated thereunder, and state law, and seeks unspecified compensatory damages, attorneys' fees and costs. At a conference on April 30, 1997, the Court set a discovery cut-off date for all non-expert discovery of November 28, 1997, and for all expert discovery of December 31, 1997. The Court scheduled trial for February 10, 1998. Additionally, the Court scheduled another status conference for May 28, 1997. The Company intends to vigorously defend itself against the suits.

Since discovery only recently commenced, the Company is unable to assess the likelihood of an adverse result in the case. There can be no assurances as to the outcome of the case. The inability of the Company to resolve the claims that are the basis for the case or to prevail in any related litigation could result in the Company being required to pay substantial monetary damages for which the Company may not be adequately insured, which could have material adverse effect on the Company's business, financial condition and results of operations. In any event, the Company's defense of such litigation, even if the outcome is favorable to the Company, has resulted and will continue to result in substantial costs to the Company.

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

Upon completion of the December 31, 1996 audit, the independent public accountants informed the Company that their management letter will again communicate material weaknesses similar to those included in the 1994 and 1995 management letters along with various other internal control deficiencies.
In response to the independent public accountant's concerns and as a result of turnover in its accounting and finance departments, the Company has hired senior executives with software industry experience, including a Chief Executive Officer, a Chief Financial Officer, a

Vice President of Finance and Administration, a Corporate Controller and Corporate Counsel. The Company expects to hire additional professionals during the remainder of 1997 as part of a plan to strengthen the Company's management and internal controls. There can be no assurance that the Company will be successful in implementing such plan.

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

RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS

The Company derived approximately $9.1 million, $14.2 million, and $21.3 million or 28.0%, 26.9%, and 39.2% of its total revenues, from customers outside of the United States in 1994, 1995, and 1996, respectively. The company derived approximately $1.8 million and $7.4 million or 23.4% and 44.0% of its total revenues, from customers outside of the United States for the quarters ended March 31, 1996 and 1997, respectively. The Company expects that such revenues will continue to represent a significant percentage of its total revenues in the future. The Company believes that its continued growth and profitability will require expansion of its sales in international markets. The Company intends to continue to expand its operations outside of the United States and enter additional international markets, which will require significant management attention and financial resources. During 1996, the Company acquired the operations, customers and products of AT&T ISTEL, in Essen, Germany, and the Financial Software Service Division of Generale de Service Informatique, in Paris, France. There can be no assurance, however, that the Company will be able to maintain or increase international market demand for its products and services. Most of the Company's international license fees and services revenue are denominated in foreign currencies. Decreases in the value of foreign currencies relative to the U.S. dollar could result in losses from foreign currency translations. The Company does not currently hedge its foreign exchange exposure. With respect to the Company's sales that are U.S. dollar-denominated, decreases in the value of foreign currencies relative to the U.S. dollar could make the Company's products less price competitive. Additional risks inherent in the Company's international business activities generally include unexpected changes in regulatory requirements, tariffs and other trade barriers, costs of localizing products for foreign countries, lack of acceptance of localized products in foreign markets, longer accounts receivable payment cycles, difficulties in managing international operations, potentially adverse tax consequences, restrictions on repatriation of earnings and the burdens of complying with a wide variety of foreign laws. There can be no assurance that such factors will not have a material adverse effect on the Company's future international revenues and, consequently, on the Company's business, results of operations and financial condition.

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

CONTROL BY EXISTING STOCKHOLDERS

The Company's senior management, directors and affiliates together beneficially own approximately 65.6 % of the outstanding shares of Common Stock. As a result, these stockholders are able to exercise control over matters requiring stockholder approval, including the election of directors, and mergers, consolidations and sales of all or substantially all of the assets of the Company. This may prevent or discourage tender offers for the Company's Common Stock unless the terms are approved by such stockholders.

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

                            COMPUTRON SOFTWARE, INC.

                                     Part II

                                Other Information

ITEM 1.           LEGAL PROCEEDINGS

During 1996, the Company and certain of its current and former officers and directors were named as defendants in six class action civil suits. The suits were filed in the United States District Court for the District of New Jersey and have been consolidated by court order into one suit captioned In re Computron Software, Inc. Securities Litigation, Master File No. 96-1911 (AJL). A Third Amended Consolidated Class Action Complaint was filed on April 28, 1997, on behalf of all purchasers of Computron Common Stock during the period from August 24, 1995 to January 27, 1997. The complaint asserts claims under Sections 11 and 15 of the Securities Act of 1933, Sections 10 (b) and 20 (a) of the Securities Exchange Act of 1934, as amended, Rule 10b-5 of the Securities and Exchange Commission promulgated thereunder, and state law, and seeks unspecified compensatory damages, attorneys' fees and costs. At a conference on April 30, 1997, the Court set a discovery cut-off date for all non-expert discovery of November 28, 1997, and for all expert discovery of December 31, 1997. The Court scheduled trial for February 10, 1998. Additionally, the Court scheduled another status conference for May 28, 1997. The Company intends to vigorously defend itself against the suits.

Since discovery only recently commenced, the Company is unable to assess the likelihood of an adverse result in the case. There can be no assurances as to the outcome of the case. The inability of the Company to resolve the claims that are the basis for the case or to prevail in any related litigation could result in the Company being required to pay substantial monetary damages for which the Company may not be adequately insured, which could have material adverse effect on the Company's business, financial condition and results of operations. In any event, the Company's defense of such litigation, even if the outcome is favorable to the Company, has resulted and will continue to result in substantial costs to the Company.

Historically, the Company has been involved in other disputes and/or litigation encountered in its normal course of business. The Company believes that the ultimate outcome of these proceedings will not have a material adverse effect on the Company's business, financial condition and results of operations or cash flows.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

       a)   Exhibits -
            10.15 Severance Agreement between the Company and Joseph Esposito (filed herewith)
            10.16 Employment Agreement between the Company and Michael Jorgensen (filed herewith)
       b)   Reports on Form 8-K -
            None

                            COMPUTRON SOFTWARE, INC.


                                    SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                             COMPUTRON SOFTWARE, INC.


Date:    May 14, 1997        By:    :  /s/    Michael R. Jorgensen
                                    -----------------------------------------
                                    Michael R. Jorgensen
                                    Executive Vice President, Chief Financial
                                    Officer, Treasurer and Secretary ( Principal
                                    Financial and Accounting Officer)

                                EXHIBIT INDEX
                                -------------



   Exhibits        Description
   --------        -----------

   10.15 Severance Agreement between the Company and Joseph Esposito (filed herewith)

   10.16 Employment Agreement between the Company and Michael Jorgensen (filed herewith)

   27.1          Financial Data Schedule