Form 10-Q
period 1997-06-30
COMPUTRON SOFTWARE INC
filed 1997-08-07
CIK 947427

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


FOR THE QUARTER ENDED JUNE 30, 1997              COMMISSION FILE NUMBER  0-26358


                            COMPUTRON SOFTWARE, INC.
             (Exact name of registrant as specified in its charter)

           DELAWARE                                      13-2966911
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


      301 ROUTE 17 NORTH
    RUTHERFORD, NEW JERSEY                                  07070
    (Address of principal                                 (Zip Code)
     executive offices)

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


                               YES   x      NO
                                   -----       -----



  Number of shares outstanding of the issuer's common stock as of July 23, 1997


                Class                               Number of Shares Outstanding
---------------------------------------             ----------------------------
Common Stock, par value $0.01 per share                      20,836,780

                            COMPUTRON SOFTWARE, INC.


                                      INDEX


                                                                              PAGE
PART I     FINANCIAL INFORMATION                                             NUMBER

           Item 1. Financial Statements

                   Consolidated Balance Sheets
                     December 31, 1996 and June 30, 1997 ..................     3
                   Consolidated Statements of Operations
                     Three and six months ended June 30, 1996 and 1997 ....     5

                   Consolidated Statements of Cash Flows
                     Six months ended June 30, 1996 and 1997 ..............     6
                   Notes to Consolidated Interim Financial Statements .....     7

           Item 2. Management's Discussion and Analysis of Financial
                     Condition and Results of Operations ..................    10

PART II    OTHER INFORMATION

           Item 1. Legal Proceedings ......................................    27

           Item 6. Exhibits and Reports on Form 8-K .......................    27

SIGNATURES

           Signatures .....................................................    28

                            COMPUTRON SOFTWARE, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                                                  December 31,    June 30,
                                                                                     1996          1997
                                                                                    -------       -------
ASSETS
Current Assets:
      Cash and cash equivalents                                                     $19,730       $16,540
      Short-term investments                                                          1,073         1,835
      Restricted cash                                                                 3,081         1,293
      Accounts receivable, less reserves of $5,084 and $4,141 at December 31,
           1996 and June 30, 1997,
           respectively                                                              20,340        12,428
      Prepaid expenses and other current assets                                       1,988         2,179
                                                                                    -------       -------
                Total current assets                                                 46,212        34,275
                                                                                    -------       -------

Equipment and leasehold improvements, at cost:
      Computer and office equipment                                                  10,249        10,789
      Furniture and fixtures                                                          1,436         1,362
      Leasehold improvements                                                            300           479
                                                                                    -------       -------
                                                                                     11,985        12,630
      Less - accumulated depreciation and amortization                                7,598         8,634
                                                                                    -------       -------
                                                                                      4,387         3,996
                                                                                    -------       -------


Capitalized software development costs, less
      amortization of $3,095 and $ 3,410
      in 1996 and 1997, respectively                                                  2,068         1,753
Goodwill, less amortization of $535 and $860 in
      1996 and 1997, respectively                                                     2,580         2,083
Other assets                                                                          1,446         1,254
                                                                                    -------       -------
                                                                                    $56,693       $43,361
                                                                                    =======       =======

        The accompanying notes are an integral part of these consolidated financial statements.

                            COMPUTRON SOFTWARE, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except per share data)
                                   (Unaudited)



                                                                    December 31,      June 30,
                                                                        1996            1997
                                                                      --------        --------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Current portion of long-term debt                               $    506        $     72
      Accounts payable                                                   3,975           4,437
      Accrued expenses                                                  17,420          12,837
      Note payable                                                       1,402              --
      Deferred revenue                                                  18,551          14,774
                                                                      --------        --------
           Total current liabilities                                    41,854          32,120
                                                                      --------        --------

Long-term liabilities:
      Long-term debt, less current portion                                  97              59
                                                                      --------        --------

Contingencies (Note 3)

Stockholders' equity:
      Preferred stock, $.01 par value, authorized 5,000 shares,
           no shares issued and outstanding                                 --              --
      Common stock, $ .01 par value, authorized 50,000
           shares;  20,801 shares issued and outstanding
           at December 31, 1996, and 20,836 shares
           at June 30, 1997                                                208             208
      Additional paid-in capital                                        63,879          63,891
      Accumulated deficit                                              (49,371)        (52,853)
      Cumulative translation  adjustment                                    26             (64)
                                                                      --------        --------
           Total stockholders' equity                                   14,742          11,182
                                                                      --------        --------
                                                                      $ 56,693        $ 43,361
                                                                      ========        ========

        The accompanying notes are an integral part of these consolidated financial statements.

                            COMPUTRON SOFTWARE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)


                                                      Three Months Ended               Six Months Ended
                                                   ------------------------        ------------------------
                                                   June 30,        June 30,        June 30,        June 30,
                                                     1996            1997            1996            1997
                                                   --------        --------        --------        --------
Revenues:
    License fees                                   $  4,185        $  4,883        $  6,535        $ 10,512
    Services                                          9,042          11,923          14,361          23,085
                                                   --------        --------        --------        --------
      Total revenues                                 13,227          16,806          20,896          33,597
                                                   --------        --------        --------        --------

Operating expenses:
    Cost of license fees                                214             606           1,257             887
    Cost of services                                  6,960           6,871          10,863          13,433
    Sales and marketing                               6,671           3,427          12,427           8,381
    Research and development                          2,876           2,365           5,818           4,796
    General and administrative                        3,962           3,964           6,662           7,793
    Costs related to class action litigation            166           1,281             166           2,273
                                                   --------        --------        --------        --------
      Total operating expenses                       20,849          18,514          37,193          37,563
                                                   --------        --------        --------        --------
Operating loss                                       (7,622)         (1,708)        (16,297)         (3,966)
                                                   --------        --------        --------        --------
Other income (expense):
    Other income                                        601             255           1,239             548
    Other expense                                       (33)            (32)            (65)            (64)
                                                   --------        --------        --------        --------
      Other income (expense), net                       568             223           1,174             484
                                                   --------        --------        --------        --------
Loss before income taxes                             (7,054)         (1,485)        (15,123)         (3,482)
Income tax provision                                     32              --              32              --
                                                   --------        --------        --------        --------
Net loss                                           $ (7,086)       $ (1,485)       $(15,155)       $ (3,482)
                                                   ========        ========        ========        ========

Net loss per common
    and common stock equivalent                    $  (0.34)       $  (0.07)       $  (0.73)       $  (0.17)
                                                   ========        ========        ========        ========

Weighted average number of
      common and common equivalent
      shares                                         20,774          20,818          20,774          20,814
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

                            COMPUTRON SOFTWARE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 (In thousands, except share and per share data)
                                   (Unaudited)



                                                                          Six Months Ended   Six Months Ended
                                                                            June 30, 1996      June 30, 1997
                                                                            -------------      -------------
Cash flows from operating activities:
Net loss                                                                       $(15,155)          $ (3,482)
Adjustments to reconcile net loss to net
    cash flows provided by (used in) operating activities -
             Depreciation and amortization                                        1,400              1,732
             Provision for doubtful accounts                                        477                  0
Changes in current assets and liabilities net of effect of acquisitions:
             Restricted cash                                                     (1,250)             1,788
             Accounts receivable                                                     68              7,912
             Prepaid expenses and other current assets                             (110)              (191)
             Accounts payable and accrued expenses                                  734             (3,367)
             Deferred revenue                                                     1,495             (3,777)
                                                                               --------           --------
Net cash flows provided by (used in) operating activities                       (12,341)               615
                                                                               --------           --------

Cash flows from investing activities:
             Other assets                                                            87                192
             Capitalized software development costs                                (848)                --
             Purchase of equipment and leasehold improvements                    (1,361)              (762)
             Net cash paid for acquisitions in France and Germany                (1,373)                --
             Cash paid for acquisition costs                                       (111)                --
             Short-term investments                                              (4,946)              (762)
                                                                               --------           --------
Net cash flows used in investing activities                                      (8,552)            (1,332)
                                                                               --------           --------

Cash flows from financing activities:
             Proceeds from exercise of stock options                                 72                 12
             Repayment of notes payable                                            (507)            (1,402)
             Payments of long term debt                                            (174)              (472)
             Decrease in liabilities related to acquisitions                       (500)              (754)
                                                                               --------           --------
Net cash flows used in financing activities                                      (1,109)            (2,616)
                                                                               --------           --------
Foreign currency exchange rate effects                                             (209)               143
                                                                               --------           --------
Net decrease in cash and cash equivalents                                       (22,211)            (3,190)
Cash and cash equivalents, beginning of period                                   45,119             19,730
                                                                               --------           --------
Cash and cash equivalents, end of period                                       $ 22,908           $ 16,540
                                                                               ========           ========

Supplemental disclosures of cash flow information
and noncash financing activities:
             Cash paid during the period for -
                         Interest                                              $     78           $     12
                                                                               ========           ========
                         Income taxes                                          $     59           $     67
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

The results of operations for the three and six months ended June 30, 1997, are not necessarily indicative of results to be expected for any future periods.


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

A summary of the impact of such restatements on the unaudited financial statements for the three and six month periods ended June 30, 1996, is as follows:

                                 THREE MONTHS ENDED         SIX MONTHS ENDED
                                    JUNE 30, 1996             JUNE 30, 1996
                                    -------------             -------------
                               Previously       As       Previously       As
                                Reported     Restated     Reported     Restated
                                --------     --------     --------     --------
Total Revenue                   $ 13,875     $ 13,227     $ 23,253     $ 20,896
Loss from operations              (7,254)      (7,622)     (14,278)     (16,297)
Net Loss                          (6,718)      (7,086)     (13,136)     (15,155)
Net Loss per share                  (.32)        (.34)        (.63)        (.73)


(3) CONTINGENCIES

During 1996, the Company and certain of its current and former officers and directors were named as defendants in six class action civil suits. The suits were filed in the United States District Court for the District of New Jersey and have been consolidated by court order into one suit captioned In re Computron Software, Inc. Securities Litigation, Master File No. 96-1911 (AJL). A Fourth Amended Consolidated Class Action Complaint was filed on May 28, 1997, on behalf of all purchasers of Computron Common Stock during the period from August 24, 1995, to January 27, 1997. The complaint asserts claims under Sections 11 and 15 of the Securities Act of 1933, Sections 10 (b) and 20 (a) of the Securities Exchange Act of 1934, as amended, Rule 10b-5 of the Securities and Exchange Commission promulgated thereunder, and seeks unspecified compensatory damages, attorneys' fees and costs. The Court has set a discovery cut-off date for all non-expert discovery of November 28, 1997, and for all expert discovery of December 31, 1997. The Court has scheduled trial for February 10, 1998. Additionally, the Court has entered a stipulated order certifying the plaintiff class to include purchasers of Computron Common Stock from August 24, 1995, to January 27, 1997, including certain subclasses therein. The Company intends to vigorously defend itself against the suits.

Since discovery only recently commenced, the Company is unable to assess the likelihood of an adverse result in the case. There can be no assurances as to the outcome of the case. The inability of the Company to resolve the claims that are the basis for the case or to prevail in any related litigation could result in the Company being required to pay substantial monetary damages for which the Company may not be adequately insured, which could have a material adverse effect on the Company's business, financial condition and results of operations. In any event, the Company's defense of such litigation, even if the outcome is favorable to the Company, has resulted, and will continue to result, in substantial costs to the Company.

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

During 1996, the Company acquired the Financial Services Division of Generale de Service Informatique (GSI) based in Paris, France, and portions of the business and assets of AT&T Istel and Co., GmBH, in Essen, Germany. These operations primarily provide software services in their respective countries.

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

Following the December 31, 1994, audit, the Company received a management letter from its independent public accountants that identified material weaknesses in the Company's internal control environment. During 1995, the Company experienced significant turnover of its senior financial and accounting personnel which management believes delayed the implementation of certain improvements and resulted in material weaknesses in these same areas. Upon completion of the December 31, 1995, audit, the Company again received a management letter from its independent public accountants that identified material weaknesses similar to those included in the 1994 management letter. In addition, the independent public accountants recommended that the Company implement an internal accounting control plan, approved by the Audit Committee of the Board of Directors, which addresses these weaknesses and reorganize and upgrade the contracts administration processes, procedures, controls and personnel to ensure proper revenue recognition and financial reporting.

Upon completion of the December 31, 1996, audit, the Company received a management letter which communicated material weaknesses similar to certain of those included in the 1994 and 1995 management letters along with certain other recommendations. In response to the independent public accountant's concerns and as a result of turnover in its accounting and finance departments, the Company has hired senior executives with software industry experience, including a Chief Executive Officer, a Chief Financial Officer, a Vice President of Finance and Administration, a Corporate Controller, several international Controllers and Corporate Counsel. The Company expects to further strengthen the Company's financial management and internal controls during the remainder of 1997.

The Company has restated its consolidated financial statements for each of the four years in the period ended December 31, 1995, and certain unaudited quarters therein and for each of the three unaudited quarters ended September 30, 1996. The Company incurred net losses of $2.4 million for 1994, $8.6 million for 1995, and $31.8 million for 1996, and reported a net loss of $ 3.5 million for the six months ended June 30, 1997. As of June 30, 1997, the Company had an accumulated deficit of $52.9 million. There can be no assurance that the Company will be profitable in the future.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain operating data as a percentage of total revenues:

                                       THREE MONTHS ENDED     SIX MONTHS ENDED
                                            JUNE 30,              JUNE 30,
                                        1996       1997       1996       1997
                                        -----      -----      -----      -----
Revenues:
  License fees .....................     31.6%      29.1%      31.3%      31.3%
  Services .........................     68.4       70.9       68.7       68.7
                                        -----      -----      -----      -----
     Total revenues ................    100.0      100.0      100.0      100.0

Operating expenses:
  Cost of license fees .............      1.6        3.6        6.0        2.6
  Cost of services .................     52.6       40.9       52.0       40.0
  Sales and  marketing .............     50.4       20.4       59.5       24.9
  Research and  development ........     21.7       14.1       27.8       14.3
  General and administrative .......     30.0       23.6       31.9       23.2
  Costs related to class action           1.3        7.6        0.8        6.8
    litigation .....................    -----      -----      -----      -----

     Total operating expenses ......    157.6      110.2      178.0      111.8

Operating loss .....................    (57.6)     (10.2)     (78.0)     (11.8)
Other income (expense) .............      4.3        1.3        5.6        1.4
                                        -----      -----      -----      -----
Loss before income taxes ...........    (53.3)      (8.9)     (72.4)     (10.4)
Income taxes (benefit)  ............      0.3         --        0.1         --
                                        -----      -----      -----      -----
          Net loss .................    (53.6)%     (8.9)%    (72.5)%    (10.4)%
                                        =====      =====      =====      =====


TOTAL REVENUES

Total revenues increased 27.1% and 60.8% for the three and six months ended June 30, 1997, compared to the corresponding prior year periods. The increase was attributable to an increase in both license fees and services revenue including total revenues of $4.0 million from one customer which represented 11.9% of total revenues during the six months ended June 30, 1997. Results of operations for the three months ended June 30, 1997 include amounts associated with operations in France and Germany which were acquired during the second and third quarters of 1996, respectively.

The Company derived approximately $8.0 million and $15.2 million, or 47.5 % and
45.2 % of its total revenues, from customers outside of the United States for the three and six months ended June 30, 1997, respectively, compared to $5.3 million, and $7.1 million, or 40.2% and 34.0%, respectively, for the corresponding prior year periods. The Company expects that revenues from customers outside the United States will continue to represent a significant percentage of its total revenues in the future. Most of the Company's international license fees and services revenue are denominated in foreign currencies. The Company does not currently hedge its foreign exchange exposure. With respect to the Company's sales that are US dollar-denominated, decreases in the value of foreign currencies relative to the US dollar could make the Company's products less price competitive.

LICENSE FEES

License fees include revenues from software license agreements entered into between the Company and its customers with respect to both the Company's products and third party products resold by the Company. License fees increased
16.7 % and 60.9 % for the three and six months ended June 30, 1997, respectively, as compared to the prior year periods. The increases were attributable to increased demand for licenses, including license revenues of $3.5 million from one customer which represented 10.4% of total revenues during the six months ended June 30, 1997.

SERVICES REVENUE

Services revenue includes fees from software maintenance agreements, training, installation and consulting services. Maintenance fees are billed separately and are recognized ratably over the period of the maintenance agreement. Training, installation and consulting service revenues are recognized as the services are performed. Services revenue increased 31.9 % and 60.7% for the three and six months ended June 30, 1997, as compared to prior year periods. The increases were attributable to increased training, consulting and maintenance services which resulted from a larger installed base of the Company's products and acquired operations in France and Germany which represented $2.8 million and $5.7 million of service revenues during the three and six months ended June 30, 1997, compared to $2.0 million and $2.1 million for the comparable 1996 periods. Absent the acquisition of operations in France and Germany, growth in service revenue would have been 29.6% and 41.0% for the three and six months ending June 30, 1997, respectively, over the comparable prior year periods.

COST OF LICENSE FEES

Cost of license fees consists primarily of amortization of capitalized software development costs, amounts paid to third parties with respect to products resold by the Company in conjunction with licensing of the Company's products and, to a lesser extent, the costs of product media, duplication, manuals and shipping.

The dollar cost of license fees increased during the three months ended June 30, 1997, as compared to the corresponding prior year period, however, such costs decreased during the six month period ended June 30, 1997. Cost of license fees for the six months ended June 30, 1996, included amounts associated with third party software resold to customers and for costs recorded on contracts, while the associated license revenues were deferred due to uncertainties with respect to collections. Cost of license fees for the three months ended June 30, 1997, included increased costs associated with sales of third party software.

COST OF SERVICES

Cost of services consists primarily of personnel costs for training, implementation, consulting and customer support. These costs include training third party service and support organizations for the Company's products. The following table sets forth, for the periods indicated, the relationship of cost of services and services revenue:

                                          Three Months Ended       Six Months Ended
                                                June 30,                June 30,
                                          ------------------       ----------------
                                            1996       1997        1996         1997
                                            ----       ----        ----         ----
                                             (In thousands, except percentage data)
Services revenue .....................    $ 9,042     $11,923     $14,361     $23,085
Cost of services .....................      6,960       6,871      10,863      13,433
Cost of services as a percentage
  of services revenue ................     77.0%       57.6%       75.6%       58.2%

For the three and six months ended June 30, 1997, cost of services as a percentage of services revenue decreased compared to the three and six months ended June 30, 1996, primarily as a result of efficiencies obtained through the outsourcing of training services and a significant increase in maintenance revenue for which there are lower associated customer support costs as compared to implementation, consulting activities.

SALES AND MARKETING

Sales and marketing expenses consist primarily of salaries and commissions as well as travel and promotional expenses. The following table sets forth, for the periods indicated, the relationship of sales and marketing expenses to total license fee revenues:

                                                        Three Months Ended           Six Months Ended
                                                             June 30,                    June 30,
                                                        ------------------           ----------------
                                                         1996        1997           1996          1997
                                                         ----        ----           ----          ----
                                                            (In thousands, except percentage data)
Sales and marketing expense ......................    $   6,671    $   3,427     $  12,427     $   8,381
Percentage increase (decrease) over the comparable
     period in the prior year ....................         25.4%       (48.6)%        38.8%        (32.6)%
Sales and marketing expense as a percentage
     of total license fee revenue ................        159.4%        70.2%        190.2%         79.7%


Sales and marketing expenses decreased as a percentage of total license fee revenue for the three and six months ended June 30, 1997, as compared to the prior year periods, primarily due to a decrease in personnel of approximately 44% as of June 30, 1997, as compared to June 30, 1996, sales and marketing programs initiated during the 1996 periods which were not repeated in 1997 and an increase in license fee revenues during the 1997 periods.

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

Research and development expenses (net of capitalized software development costs) decreased 17.8% and 17.6%, respectively during the three and six months ended June 30, 1997, as compared to the prior year periods. The Company capitalized software developments costs of $0.4 million and $0.8 million in the three and six months ended June 30, 1996 and none in the 1997 periods. The rate of capitalization of software development costs may fluctuate depending on the mix and stage of development of the Company's product development and engineering projects.

GENERAL AND ADMINISTRATIVE

General and administrative expenses consist primarily of administrative, executive and financial personnel costs, and outside professional fees. General and administrative expenses represented 23.6% and 23.2% of total revenues for the three and six months ended June 30, 1997, compared to 30.0% and 31.9% of total revenues for the three and six months ended June 30, 1996. General and administrative expenses increased 17.0% for the six months ended June 30, 1997, as compared to prior year period ended June 30, primarily due to acquired infrastructure in France and Germany. General and administrative expenses for the three and six months ended June 30, 1997, include $1.5 million and $2.6 million associated with the acquired operations in France and Germany, compared to $0.4 million and $0.4 million for the comparable 1996 periods. Absent the acquisition of operations in France and Germany, general and administrative expenses would have decreased $1.1 million in both the three and six month periods ended June 30, 1997, as compared to the corresponding prior year periods.


COSTS RELATED TO CLASS ACTION LITIGATION

Litigation costs associated with the class action civil suits increased substantially during the three and six month periods ended June 30, 1997, as compared to the corresponding prior year periods due to the recent commencement of discovery (see Note 3).

OTHER INCOME (EXPENSE)

Other income, decreased to $0.2 million and $0.5 million for the three and six months ended June 30, 1997, respectively, compared to $0.6 million and $1.2 million for the comparable prior year periods due to lower invested balances of cash, cash equivalents and short-term investments.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1997, the Company had cash, cash equivalents, restricted cash and short-term investments of $19.7 million and working capital of $2.2 million. As of June 30, 1997, the Company maintained a $10 million line of credit with a bank, secured by the pledge of $10 million in certificates of deposit. At June 30, 1997, the Company had no borrowings under the line of credit and there were $1.3 million of outstanding letters of credit under this facility. The Company was advised by the bank in March 1997 that it was in technical default of the line of credit reporting covenants and cured these technical defaults in June 1997. In July 1997, the Company entered into a fully secured $5 million line of credit agreement with another bank, replacing its existing line. The line of credit expires in December 1998 and may be used for borrowings or to secure letters of credit.

The Company's operating activities provided (used) cash of ($12.3) million and $0.6 million for the six months ended June 30, 1996 and 1997, respectively. Net cash used by operations in the six months ended June 30, 1996 was comprised primarily of the net loss offset by an increase in deferred revenue and depreciation and amortization. Net cash provided by operations during the six months ended June 30, 1997 was comprised of decreases in accounts receivable offset by the net loss, decreases in accounts payable, accrued expenses and deferred revenue.

The Company's investing activities used cash of $8.6 million and $1.3 million for the six months ended June 30, 1996 and 1997, respectively. The principal uses of cash during 1996 were increases in short-term investments, capitalized software costs and equipment purchases. The principal uses of cash during 1997 were increases in short-term investments, and equipment purchases.

Cash used by financing activities was $1.1 million and $2.6 million during the six months ended June 30, 1996 and 1997, respectively and related mainly to the repayment of debt.

During 1996, the Company and certain of its current and former officers and directors were named as defendants in six civil suits filed as class actions on behalf of individuals claiming to have purchased Computron Common Stock during the time period from August 24, 1995 through January 27, 1997. The suits were filed in the United States District Court for the District of New Jersey and have been consolidated by court order into one suit captioned In re Computron Software, Inc. Securities Litigation, Master File No-96-1911 (AJL). See "Item 1 of Part II. Legal Proceedings." Since discovery only recently commenced, the Company is unable to assess the likelihood of an adverse result in the case. There can be no assurances as to the outcome of the case. The inability of the Company to resolve the claims that are the basis for the case or to prevail in any related litigation could result in the Company being required to pay substantial monetary damages for which the Company may not be adequately insured, which could have a material adverse effect on the Company's business, financial condition and results of operations. In any event, the Company's defense of such litigation, even if the outcome is favorable to the Company, has resulted, and will continue to result, in substantial costs to the Company.

The Company has no significant capital commitments. The Company's aggregate minimum operating lease payments for the remainder of 1997 and 1998 are expected to be approximately $3.8 million. The Company believes that its available cash and cash equivalents, together with investment income and cash flows from operations, will be sufficient to meet its cash requirements at least through 1997.

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

The Company's business has experienced and is expected to continue to experience significant seasonality, due in part to customer buying patterns. These fluctuations are caused primarily by customer budgeting and purchasing patterns, and by the Company's sales commission policies which compensate sale personnel on the basis of quarterly and annual performance quotas. The Company believes this pattern may continue in the future.

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

History of Operating and Net Losses

The Company generated a net loss of $8.6 million for 1995, $31.8 million for 1996 and reported a net loss for the six months ended June 30, 1997 of $3.5 million. The Company also incurred a net loss for each of the five years in the period ended December 31, 1994. As of June 30, 1997, the Company had an accumulated deficit of $52.9 million. There can be no assurance that the Company will be profitable in the future.

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

The Company has restated its previously reported financial statements and the independent auditors have reissued their reports. The Listing and Hearing Review Committee of the Nasdaq Stock Market denied the Company's appeal of the decision to delist the Company's stock from Nasdaq. The Company will continue its efforts towards having its stock traded on a national market but there can be no assurance that such efforts will be successful.

Litigation

During 1996, the Company and certain of its current and former officers and directors were named as defendants in six class action civil suits. The suits were filed in the United States District Court for the District of New Jersey and have been consolidated by court order into one suit captioned In re Computron Software, Inc. Securities Litigation, Master File No. 96-1911 (AJL). A Fourth Amended Consolidated Class Action Complaint was filed on May 28, 1997, on behalf of all purchasers of Computron Common Stock during the period from August 24, 1995, to January 27, 1997. See Note 3 and "Item I of Part II, Legal Proceedings" for further discussion.

Historically, the Company has been involved in other disputes and/or litigation encountered in its normal course of business. The Company believes that the ultimate outcome of these proceedings will not have a material adverse effect on the Company's business, financial condition and results of operations or cash flows.

Management Changes

During the past three years, the Company has experienced significant growth. This growth has placed a significant strain on the Company's management, administrative and operational resources and financial control systems. Simultaneously, the Company has experienced significant turnover of executive management. The Company has recently added a number of key officers, including its President and Chief Executive Officer, Executive Vice President and Chief Financial Officer and Vice President, Finance and Administration, in February 1997. The Company's future results of operations will depend in part on its ability to strengthen its senior management group, and on the ability of its officers and key employees to improve its management, administrative, operational and financial reporting systems and to expand, train, manage and retain its employee base. The Company's inability to manage these issues effectively could have a material adverse effect on the quality of the Company's products, the Company's ability to retain key personnel and the Company's business and financial condition and results of operations.

Reporting, Operating and Control Environment

Following the audits of the Company's consolidated financial statements for 1994 and 1995, the Company received management letters from its independent public accountants which enumerated material weaknesses in the Company's financial and accounting processes, controls, reporting systems and procedures. The Company's independent public accountants highlighted the Company's need for additional financial and accounting personnel with software industry experience. In addition, the Company's independent public accountants noted (i) the need for uniformity in the language of its contracts and recommended that the Company standardize the terms of its license agreements and expand its internal contract review and approval procedures, (ii) deficiencies in the organization of customer and contract files and recommended that the Company improve and standardize record keeping, (iii) the need for expanded and formalized accounts receivable collection procedures, (iv) the need for improved documentation and record keeping relating to consulting service projects, and (v) the need to develop policies and procedures to accurately identify the date when technological feasibility of developed software has been attained and to improve the documentation and record keeping for capitalized software development costs and to do so on a timely basis. In addition, the 1995 letter, recommended that the Company implement improved internal accounting control procedures approved by the Audit Committee of the Board of Directors and reorganize and upgrade the contracts administration processes, procedures and personnel to ensure proper revenue recognition and financial reporting.

Upon completion of the December 31, 1996, audit, the Company received a management letter which communicated material weaknesses similar to certain of those included in the 1994 and 1995 management letters along with other recommendations. In response to the independent public accountant's concerns and as a result of turnover in its accounting and finance departments, the Company has hired senior executives with software industry experience, including a Chief Executive Officer, a Chief Financial Officer, a Vice President of Finance and Administration, a Corporate Controller, several international Controllers, and Corporate Counsel. The Company expects to further strengthen the Company's financial management and internal controls during the remainder of 1997.

Intense Competition

The financial applications and business software market is intensely competitive and rapidly changing. A number of companies offer products similar to the Company's products and target the same customers as the Company. The Company believes its ability to compete depends upon many factors within and outside its control, including the timing and market acceptance of new products and enhancements developed by the Company and its competitors, product functionality, performance, price, reliability, customer service and support, sales and marketing efforts and product distribution. The primary competition for Computron Financials are the financial applications software offered by Oracle Corporation, PeopleSoft, Inc. and SAP AG. The principal competitors for the Company's Computron Workflow and Computron COOL software are products offered by Eastman Software (formerly Wang Software) and FileNet Corporation. The Company has entered into an agreement with Eastman pursuant to which Eastman has the right to license Computron COOL software to third parties under its own private label and modify such software. Most of the Company's competitors are substantially larger than the Company and have significantly greater financial, technical and marketing resources and established, extensive direct and indirect channels of distribution. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sale of their products than the Company. The Company's products also compete with products offered by other vendors, and with proprietary software developed by third-party professional service organizations and management information systems departments of potential customers. Due to the relatively low barriers to entry in the software market, the Company expects additional competition from other established and emerging companies as the client/server applications software market continues to develop and expand. The Company also expects that competition will increase as a result of software industry consolidations. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address the needs of the Company's prospective customers. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any of which would have a material adverse effect on the Company's business, results of operations and financial condition. There can be no assurance that the Company will be able to compete successfully against current or future competitors or that competitive pressures will not have a material adverse effect on the Company's business, results of operations and financial condition.

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

Dependence on Proprietary Rights; Risks of Infringement

The Company's success is heavily dependent upon its proprietary technology. The Company regards its software as proprietary, and relies primarily on a combination of contract, copyright and trademark law, trade secrets, confidentiality agreements and contractual provisions to protect its proprietary rights. The Company has no patents or patent applications pending, and existing trade secrets and copyright laws afford only limited protection. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company's products or to obtain and use information that the Company regards as proprietary. Policing unauthorized use of the Company's products is difficult, and while the Company is unable to determine the extent to which piracy of its software products exists, software piracy can be expected to be a persistent problem. The Company makes source code available to certain of its customers under limited circumstances which may increase the likelihood of misappropriation or other misuse of the Company's software. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to the same extent as do the laws of the United States. There can be no assurance that the steps taken by the Company to protect its proprietary rights will be adequate or that the Company's competitors will not independently develop technologies that are substantially equivalent or superior to the Company's technologies.

The Company has obtained a Federal registration for its trademark "COMPUTRON" in the United States. In addition, the Company has certain common law rights in relation to its other trademarks, service marks and product names. Although the Company believes that its trademarks and service marks are distinct, there can be no assurances that the Company will be able to protect its trademarks and service marks.

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

Risks Associated with International Operations

The Company derived approximately $9.1 million, $14.2 million, and $21.3 million or 28.0%, 26.9%, and 39.2% of its total revenues, from customers outside of the United States in 1994, 1995, and 1996, respectively. The company derived approximately $7.1 million and $15.2 million or 34.0% and 45.2% of its total revenues, from customers outside of the United States for the six months ended June 30, 1996, and 1997, respectively. The Company expects that such revenues will continue to represent a significant percentage of its total revenues in the future. The Company believes that its continued growth and profitability will require expansion of its sales in international markets. The Company intends to continue to expand its operations outside of the United States and enter additional international markets, which will require significant management attention and financial resources. During 1996, the Company acquired certain operations, customers and products of AT&T ISTEL, in Essen, Germany, and the Financial Software Service Division of Generale de Service Informatique, in Paris, France. There can be no assurance, however, that the Company will be able to maintain or increase international market demand for its products and services. Most of the Company's international license fees and services revenue are denominated in foreign currencies. The Company does not currently hedge its foreign exchange exposure. With respect to the Company's sales that are U.S. dollar-denominated, decreases in the value of foreign currencies relative to the U.S. dollar could make the Company's products less price competitive. Additional risks inherent in the Company's international business activities generally include unexpected changes in regulatory requirements, tariffs and other trade barriers, costs of localizing products for foreign countries, lack of acceptance of localized products in foreign markets, longer accounts receivable payment cycles, difficulties in managing international operations, potentially adverse tax consequences, restrictions on repatriation of earnings and the burdens of complying with a wide variety of foreign laws. There can be no assurance that such factors will not have a material adverse effect on the Company's future international revenues and, consequently, on the Company's business, results of operations and financial condition.

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

Control by Existing Stockholders

At December 31, 1996, the Company's senior management, directors and affiliates together beneficially owned approximately 65.6 % of the outstanding shares of Common Stock. As a result, these stockholders are able to exercise control over matters requiring stockholder approval, including the election of directors, and mergers, consolidations and sales of all or substantially all of the assets of the Company. This may prevent or discourage tender offers for the Company's Common Stock unless the terms are approved by such stockholders.

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

Possible Volatility of Stock Price

The trading price of the Company's Common Stock has been, and in the future could be, subject to significant fluctuations in response to variations in quarterly operating results, the gain or loss of significant contracts, changes in earning estimates by analysts, announcements of technological innovations or new products by the Company or its competitors, general conditions in the software and computer industries and other events or factors. In addition, the stock market in general has experienced extreme price and volume fluctuations which have affected the market price of the securities of many companies in industries similar or related to that of the Company and which have been unrelated to the operating performance of such companies. These market fluctuations may adversely affect the market price of the Company's Common Stock.

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

                            COMPUTRON SOFTWARE, INC.

                                     Part II

                                Other Information

ITEM 1. LEGAL PROCEEDINGS

During 1996, the Company and certain of its current and former officers and directors were named as defendants in six class action civil suits. The suits were filed in the United States District Court for the District of New Jersey and have been consolidated by court order into one suit captioned In re Computron Software, Inc. Securities Litigation, Master File No. 96-1911 (AJL). A Fourth Amended Consolidated Class Action Complaint was filed on May 28, 1997, on behalf of all purchasers of Computron Common Stock during the period from August 24, 1995, to January 27, 1997. The complaint asserts claims under Sections 11 and 15 of the Securities Act of 1933, Sections 10 (b) and 20 (a) of the Securities Exchange Act of 1934, as amended, Rule 10b-5 of the Securities and Exchange Commission promulgated thereunder, and seeks unspecified compensatory damages, attorneys' fees and costs. The Court has set a discovery cut-off date for all non-expert discovery of November 28, 1997, and for all expert discovery of December 31, 1997. The Court has scheduled trial for February 10, 1998. Additionally, the Court has entered a stipulated order certifying the plaintiff class to include purchasers of Computron Common Stock from August 24, 1995, to January 27, 1997, including certain subclasses therein. The Company intends to vigorously defend itself against the suits.

Since discovery only recently commenced, the Company is unable to assess the likelihood of an adverse result in the case. There can be no assurances as to the outcome of the case. The inability of the Company to resolve the claims that are the basis for the case or to prevail in any related litigation could result in the Company being required to pay substantial monetary damages for which the Company may not be adequately insured, which could have material adverse effect on the Company's business, financial condition and results of operations. In any event, the Company's defense of such litigation, even if the outcome is favorable to the Company, has resulted, and will continue to result, in substantial costs to the Company.

Historically, the Company has been involved in other disputes and/or litigation encountered in its normal course of business. The Company believes that the ultimate outcome of these proceedings will not have a material adverse effect on the Company's business, financial condition and results of operations or cash flows.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        a) Exhibits - None
        b) Reports on Form 8-K - None

                            COMPUTRON SOFTWARE, INC.


                                    SIGNATURE


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                    COMPUTRON SOFTWARE, INC.


Date: August 7, 1997                By: /s/ Michael R. Jorgensen
                                       -----------------------------------
                                       Michael R. Jorgensen
                                       Executive Vice President, Chief
                                       Financial Officer,  and Treasurer
                                       (Principal Financial and Accounting
                                       Officer)