Form 10-Q
period 1997-09-30
COMPUTRON SOFTWARE INC
filed 1997-11-12
CIK 947427

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


FOR THE QUARTER ENDED SEPTEMBER 30, 1997          COMMISSION FILE NUMBER 0-26358


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


                           YES       x    NO




Number of shares outstanding of the issuer's common stock as of October 15, 1997


                 Class                       Number of Shares Outstanding
Common Stock, par value $0.01 per share               20,839,780

                            COMPUTRON SOFTWARE, INC.


                                      INDEX


                                                                                       PAGE
PART I        FINANCIAL INFORMATION                                                   NUMBER
                                                                                      ------
              Item 1.  Financial Statements

                       Consolidated Balance Sheets
                       December 31, 1996 and September 30, 1997......................     3
                       Consolidated Statements of Operations
                         Three and nine months ended September 30, 1996 and  1997....     5
                       Consolidated Statements of Cash Flows
                         Nine months ended September 30, 1996 and 1997...............     6
                       Notes to Consolidated Interim Financial Statements............     7

              Item 2.  Management's Discussion and Analysis of Financial
                         Condition and Results of Operations ........................    10

PART II       OTHER INFORMATION

              Item 1.  Legal Proceedings ............................................    26

              Item 6.  Exhibits and Reports on Form 8-K..............................    27

SIGNATURES

              Signatures ............................................................    28

                            COMPUTRON SOFTWARE, INC.
                          CONSOLIDATED BALANCE SHEETS
                     (In thousands, except per share data)
                                  (Unaudited)


                                                              December 31,    September 30,
                                                                  1996             1997
                                                              ------------    -------------
ASSETS
Current Assets:
      Cash and cash equivalents                                 $19,730          $12,253
      Short-term investments                                      1,073              477
      Restricted cash                                             3,081            1,142
      Accounts receivable, less reserves of $5,084
           and $3,642 in 1996 and 1997, respectively             20,340           10,668
      Prepaid expenses and other current assets                   1,988            2,312
                                                                -------          -------
                Total current assets                             46,212           26,852
                                                                -------          -------

Equipment and leasehold improvements, at cost:
      Computer and office equipment                              10,249           10,949
      Furniture and fixtures                                      1,436            1,342
      Leasehold improvements                                        300              585
                                                                -------          -------
                                                                 11,985           12,876
      Less - accumulated depreciation and amortization            7,598            9,042
                                                                -------          -------
                                                                  4,387            3,834
                                                                -------          -------


Capitalized software development costs, less
      amortization of $3,095 and $3,588
      in 1996 and 1997, respectively                              2,068            1,614
Goodwill, less amortization of $535 and $938 in
      1996 and 1997, respectively                                 2,580            1,885
Other assets                                                      1,446            1,303
                                                                -------          -------
                                                                $56,693          $35,488
                                                                =======          =======

  The accompanying notes are an integral part of these consolidated financial statements

                            COMPUTRON SOFTWARE, INC.
                          CONSOLIDATED BALANCE SHEETS
                     (In thousands, except per share data)
                                  (Unaudited)

                                                                       December 31,       September 30,
                                                                           1996               1997
                                                                       ------------       -------------
Current liabilities:
      Current portion of long-term debt                                  $    506           $     30
      Accounts payable                                                      3,975              3,378
      Accrued expenses                                                     17,420             13,019
      Note payable                                                          1,402                 --
      Deferred revenue                                                     18,551             11,145
                                                                         --------           --------
           Total current liabilities                                       41,854             27,572
                                                                         --------           --------

Long-term liabilities:
      Long-term debt, less current portion                                     97                 55
                                                                         --------           --------

Contingencies (Notes 3 and 4)
Common stock subject to repurchase (Note 3)                                    --              5,000
Stockholders' equity:
      Preferred stock, $.01 par value, authorized 5,000 shares,
           no shares issued and outstanding                                    --                 --
      Common stock, $ .01 par value, authorized 50,000
           shares;  20,801 shares issued and outstanding
           at December 31, 1996, and 20,840 shares
           at September 30, 1997                                              208                208
      Additional paid-in capital                                           63,879             63,894
      Accumulated deficit                                                 (49,371)           (60,800)
      Cumulative translation  adjustment                                       26               (441)
                                                                         --------           --------
           Total stockholders' equity                                      14,742              2,861
                                                                         --------           --------
                                                                         $ 56,693           $ 35,488
                                                                         ========           ========

  The accompanying notes are an integral part of these consolidated financial statements.

                            COMPUTRON SOFTWARE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In thousands)
                                   (Unaudited)

                                                Three Months Ended        Nine Months Ended
                                                   September 30,             September 30,
                                                   -------------             -------------
                                                 1996         1997         1996         1997
                                               --------     --------     --------     --------
Revenues:
    License fees                               $  3,377     $  3,763     $  9,911     $ 14,275
    Services                                     10,405       12,336       24,766       35,421
                                               --------     --------     --------     --------
      Total revenues                             13,782       16,099       34,677       49,696
                                               --------     --------     --------     --------
Operating expenses:
    Cost of license fees                            468          534        1,725        1,421
    Cost of services                              7,900        7,085       18,763       20,518
    Sales and marketing                           6,416        3,085       18,843       11,466
    Research and development                      3,078        2,573        8,896        7,369
    General and administrative                    4,408        4,005       11,236       11,798
                                               --------     --------     --------     --------
      Total operating expenses                   22,270       17,282       59,463       52,572
                                               --------     --------     --------     --------
Operating loss                                   (8,488)      (1,183)     (24,786)      (2,876)
                                               --------     --------     --------     --------
Other income (expense):
    Costs related to proposed settlement of
       class action litigation                       --       (6,912)          --       (9,185)
    Other income                                    490          166        1,730          714
    Other expense                                   (19)         (18)         (84)         (82)
                                               --------     --------     --------     --------
      Other income (expense), net                   471       (6,764)       1,646       (8,553)
                                               --------     --------     --------     --------
Loss before income taxes                         (8,017)      (7,947)     (23,140)     (11,429)
Income tax provision                                 41           --           74           --
                                               --------     --------     --------     --------
Net loss                                       $ (8,058)    $ (7,947)    $(23,214)    $(11,429)
                                               ========     ========     ========     ========
Net loss per common
    and common stock equivalent                $  (0.39)    $  (0.38)    $  (1.12)    $  (0.55)
                                               ========     ========     ========     ========
Weighted average number of
      common and common equivalent
      shares                                     20,801       20,819       20,811       20,822
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

                            COMPUTRON SOFTWARE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 (In thousands, except share and per share data)
                                   (Unaudited)

                                                                                      Nine Months Ended
                                                                                      -----------------
                                                                           September 30, 1996    September 30, 1997
                                                                           ------------------    ------------------
Net loss                                                                         $(23,214)             $(11,429)
Adjustments to reconcile net loss to net
    cash flows used in operating activities -
             Proposed non-cash class action litigation costs                           --                 5,000
             Depreciation and amortization                                          2,908                 2,422
             Provision for doubtful accounts                                        1,105                   300
             Loss on sale of equipment and leasehold improvements                      --                    27
Changes in current assets and liabilities net
of effect of acquisitions:
             Restricted cash                                                       (2,924)                1,939
             Accounts receivable                                                     (301)                9,372
             Prepaid expenses and other current assets                               (733)                 (324)
             Accounts payable and accrued expenses                                  5,153                (3,694)
             Deferred revenue                                                       1,961                (7,406)
                                                                                 --------              --------
Net cash flows used in operating activities                                       (16,045)               (3,793)
                                                                                 --------              --------
Cash flows from investing activities:
             Other assets                                                              61                   143
             Capitalized software development costs                                (1,088)                   --
             Purchase of equipment and leasehold improvements                      (1,864)               (1,248)
             Proceeds from sale of equipment and leasehold improvements                --                    75
             Net cash paid for acquisitions in France and Germany                  (1,373)                   --
             Cash paid for acquisition costs                                         (211)                   --
             Short-term investments                                                (3,344)                  596
                                                                                 --------              --------
Net cash flows used in investing activities                                        (7,819)                 (434)
                                                                                 --------              --------
Cash flows from financing activities:
             Proceeds from exercise of stock options                                   82                    15
             Repayment of notes payable                                            (1,564)               (1,402)
             Payments of long term debt                                              (563)                 (518)
             Decrease in liabilities related to acquisitions                         (750)               (1,304)
                                                                                 --------              --------
Net cash flows used in financing activities                                        (2,795)               (3,209)
                                                                                 --------              --------
Foreign currency exchange rate effects                                                 46                   (41)
                                                                                 --------              --------
Net decrease in cash and cash equivalents                                         (26,613)               (7,477)
Cash and cash equivalents, beginning of period                                     45,119                19,730
                                                                                 --------              --------
Cash and cash equivalents, end of period                                         $ 18,506              $ 12,253
                                                                                 ========              ========
Supplemental disclosures of cash flow information
and noncash financing activities:
             Cash paid during the period for -
                         Interest                                                $     84              $     27
                                                                                 ========              ========
                         Income taxes                                            $     87              $     37
                                                                                 ========              ========
             Capital lease obligations incurred                                  $     43              $     --
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

The results of operations for the three and nine months ended September 30, 1997, are not necessarily indicative of results to be expected for any future periods.


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

A summary of the impact of such restatements on the unaudited financial statements for the three and nine month periods ended September 30, 1996, is as follows:

                          THREE MONTHS ENDED         NINE MONTHS ENDED
                          SEPTEMBER 30, 1996        SEPTEMBER 30, 1996
                          ------------------        ------------------
                       Previously       As       Previously       As
                       ----------       --       ----------       --
                        Reported     Restated     Reported     Restated
                        --------     --------     --------     --------
Total Revenue           $ 13,594     $ 13,782     $ 36,846     $ 34,677
Loss from operations      (8,626)      (8,488)     (22,905)     (24,786)
Net Loss                  (8,196)      (8,058)     (21,333)     (23,214)
Net Loss per share         (0.39)       (0.39)       (1.03)       (1.12)


(3) SUBSEQUENT EVENT - PROPOSED LITIGATION SETTLEMENT

During 1996, the Company and certain of its current and former officers and directors were named as defendants in nine class action civil suits. The suits were filed in the United States District Court for the District of New Jersey and have been consolidated by court order into one suit captioned In re Computron Software, Inc. Securities Litigation, Master File No. 96-1911 (AJL). A Fourth Amended Consolidated Class Action Complaint was filed on May 28, 1997, on behalf of all purchasers of Computron Common Stock during the period from August 24, 1995, to January 27, 1997. The complaint asserts claims under Sections 11 and 15 of the Securities Act of 1933, Sections 10 (b) and 20 (a) of the Securities Exchange Act of 1934, as amended, Rule 10b-5 of the Securities and Exchange Commission promulgated thereunder, and seeks unspecified compensatory damages, attorneys' fees and costs. The Court entered a stipulated order certifying the plaintiff class to include purchasers of Computron Common Stock from August 24, 1995, to January 27, 1997, including certain subclasses therein.

On October 28, 1997 the Company announced that a settlement, which is still subject to final documentation and court approval, was reached with lead counsel representing the certified class in the class action. As its share of the settlement, the Company will pay $1 million in cash, and an additional $5 million, which may be paid in the form of newly issued Computron common stock or, at the option of the Company, in cash.

The overall settlement includes consideration totaling $15 million for the benefit of class members, which includes $6 million of consideration from the Company, and a total of $9 million in cash from certain of its present and former officers and directors, its former auditors, and the insurance companies that provided the Company with directors and officers liability insurance. In return for the payments by the insurance companies, the settlement also resolves a separate lawsuit brought by the Company against the insurance companies.

To the extent that the settlement includes stock, class members will receive a non-transferable right to resell the stock received in the settlement to a payment agent during an exercise period in December 1998 at a price to be negotiated. The number of shares to be issued and the price at which class members can exercise their right to resell the shares remain subject to negotiation. The resale right will expire at the end of the exercise period, or earlier as to any shares issued in the settlement that are sold by class members.

The resale right will also expire earlier than the exercise period if Computron's common stock trades on NASDAQ or a national securities exchange for 20 consecutive trading days at a price exceeding the exercise price of the resale right. The Company will arrange a $5 million guarantee from a financial institution representing the maximum amount payable to class members upon exercise of their rights to resell the stock. In addition to professional fees related to the litigation, the Company has recorded a $6 million charge to other income (expense) during the quarter ended September 30, 1997, reflecting the Company's share of the estimated settlement amount.

(4) CONTINGENCIES

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

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

This Report contains statements of a forward-looking nature within the meaning of the safe harbor provisions of section 21E of the Securities Exchange Act of 1934 relating to future events or the future financial performance of the Company. Investors are cautioned that such statements are only predictions and that actual events or results may differ materially. In evaluating such statements, investors should specifically consider the various factors identified in this Report and in the Company's 1996 Annual Report on Form 10-K filed with the Securities and Exchange Commission which could cause actual results to differ materially from those indicated by such forward-looking statements, including the matters set forth under the caption "Certain Factors That May Affect Future Results and Financial Condition and the Market Price of Securities" below.

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

Upon completion of the December 31, 1996 audit, the Company received a management letter which communicated material weaknesses similar to certain of those included in the 1994 and 1995 management letters along with certain other recommendations. In response to the independent public accountant's concerns and as a result of turnover in its accounting and finance departments, the Company has hired senior executives with software industry experience, including a Chief Executive Officer, a Senior Vice President of Operations, a Chief Financial Officer, a Vice President of Finance and Administration, a Corporate Controller, several international Controllers and Managing Directors and Corporate Counsel. The Company expects to further strengthen the Company's financial management and internal controls during the remainder of 1997.

The Company has restated its consolidated financial statements for each of the four years in the period ended December 31, 1995, and certain unaudited quarters therein and for each of the three unaudited quarters ended September 30, 1996. The Company incurred net losses of $2.4 million for 1994, $8.6 million for 1995, and $31.8 million for 1996, and reported a net loss of $11.4 million for the nine months ended September 30, 1997. As of September 30, 1997, the Company had an accumulated deficit of $60.8 million. There can be no assurance that the Company will be profitable in the future.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain operating data as a percentage of total revenues:

                                           THREE MONTHS ENDED      NINE MONTHS ENDED
                                              SEPTEMBER 30,          SEPTEMBER 30,
                                              -------------          -------------
                                            1997        1996        1997        1996
                                           ------      ------      ------      ------
Revenues:
License fees ..........................      24.5%       23.4%       28.6%       28.7%
Services ..............................      75.5        76.6        71.4        71.3
                                           ------      ------      ------      ------
Total revenues ........................     100.0       100.0       100.0       100.0

Operating expenses:
Cost of license fees ..................       3.4         3.3         5.0         2.9
Cost of services ......................      57.3        44.0        54.1        41.3
Sales and  marketing ..................      46.6        19.2        54.3        23.1
Research and  development .............      22.3        16.0        25.7        14.8
General and administrative ............      32.0        24.9        32.4        23.7
                                           ------      ------      ------      ------
     Total operating expenses .........     161.6       107.4       171.5       105.8

              Operating loss ..........     (61.6)       (7.4)      (71.5)       (5.8)
Other income (expenses):
Costs related to proposed settlement of
               class action litigation         --       (42.9)         --       (18.5)
Other income ..........................       3.4         0.9         4.7         1.3
                                           ------      ------      ------      ------
Total other income (expense), net .....       3.4       (42.0)        4.7       (17.2)
                                           ------      ------      ------      ------
              Loss before income taxes      (58.2)      (49.4)      (66.8)      (23.0)
Provision for income taxes ............       0.3          --         0.2          --
                                           ------      ------      ------      ------
              Net loss ................     (58.5%)     (49.4%)     (67.0%)     (23.0%)
                                           ======      ======      ======      ======

TOTAL REVENUES

Total revenues increased 16.8% and 43.3% for the three and nine months ended September 30, 1997, compared to the corresponding prior year periods. The increase was attributable to an increase in both license fees and services revenue including total revenues of $5.1 million from one customer which represented 10.2% of total revenue during the nine months ended September 30, 1997. In addition, a separate customer accounted for $1.7 million or 10.4% of total revenues during the three months ended September 30, 1997. Results of operations for the three and nine month periods ended September 30, 1997 include amounts associated with operations in France and Germany which were acquired during the second and third quarters of 1996, respectively.

The Company derived approximately $6.7 million and $21.9 million, or 41.4% and 44.1% of its total revenues, from customers outside of the United States for the three and nine months ended September 30, 1997, respectively, compared to $5.8 million, and $12.9 million, or 42.0% and 37.2%, respectively, for the corresponding prior year periods. The Company expects that revenues from customers outside the United States will continue to represent a significant percentage of its total revenues in the future. Most of the Company's international license fees and services revenue are denominated in foreign currencies. The Company does not currently hedge its foreign exchange exposure. With respect to the Company's sales that are US dollar-denominated, decreases in the value of foreign currencies relative to the US dollar could make the Company's products less price competitive.

LICENSE FEES

License fees include revenues from software license agreements entered into between the Company and its customers with respect to both the Company's products and third party products resold by the Company. License fees increased 11.4% and 44.0% for the three and nine month periods ended September 30, 1997, respectively, as compared to the prior year periods. The increase for the nine months ended September 30, 1997 includes license revenues of $3.5 million from one customer or 24.5% of total license revenues for the nine month period. In addition, license revenue of $1.4 million from a different customer accounted for 35.9% of total license revenue for the three months ended September 30, 1997.

SERVICES REVENUE

Services revenue includes fees from software maintenance agreements, training, installation and consulting services. Maintenance fees are billed separately and are recognized ratably over the period of the maintenance agreement. Training, installation and consulting service revenues are recognized as the services are performed. Services revenue increased 18.6% or $1.9 million and 43.0% and $10.7 million for the three and nine months ended September 30, 1997, as compared to prior year periods. The increases were attributable to increased training, consulting and maintenance services which resulted from a larger installed base of the Company's products and acquired operations in France and Germany which represented $2.7 million and $8.4 million of service revenues during the three and nine months ended September 30, 1997, compared to $2.9 million and $5.0 million for the comparable 1996 periods.

COST OF LICENSE FEES

Cost of license fees consists primarily of amortization of capitalized software development costs, amounts paid to third parties with respect to products resold by the Company in conjunction with licensing of the Company's products and, to a lesser extent, the costs of product media, duplication, manuals and shipping.

The dollar cost of license fees increased during the three months ended September 30, 1997, as compared to the corresponding prior year period due to increased costs associated with sales of third party software. However, such costs decreased during the nine month period ended September 30, 1997. Cost of license fees for the nine months ended September 30, 1996, included amounts associated with third party software resold to customers and for costs recorded on contracts, while the associated license revenues were deferred due to uncertainties with respect to collections

COST OF SERVICES

Cost of services consists primarily of personnel costs for training, implementation, consulting and customer support. These costs include training third party service and support organizations for the Company's products. The following table sets forth, for the periods indicated, the relationship of cost of services and services revenue:

                                                 THREE MONTHS ENDED      NINE MONTHS ENDED
                                                    SEPTEMBER 30,           SEPTEMBER 30,
                                                    -------------           -------------
                                                  1996        1997        1996        1997
                                                -------     -------     -------     -------
                                                   (IN THOUSANDS, EXCEPT PERCENTAGE DATA)
Services revenue ...........................    $10,405     $12,336     $24,766     $35,421
Cost of services ...........................      7,900       7,085      18,763      20,518
Cost of services as a percentage of services
revenue ....................................       75.9%       57.4%       75.8%       57.9%

For the three and nine months ended September 30, 1997, cost of services as a percentage of services revenue decreased compared to the three and nine months ended September 30, 1996, primarily as a result of efficiencies obtained through the outsourcing of training services and a significant increase in maintenance revenue for which there are lower associated customer support costs as compared to implementation and consulting activities.

SALES AND MARKETING

Sales and marketing expenses consist primarily of salaries and commissions as well as travel and promotional expenses. The following table sets forth, for the periods indicated, the relationship of sales and marketing expenses to total license fee revenues:

                                                       THREE MONTHS ENDED          NINE MONTHS ENDED
                                                          SEPTEMBER 30,              SEPTEMBER 30,
                                                          -------------              -------------
                                                        1996         1997          1996          1997
                                                      ---------    ---------     ---------     ---------
                                                            (IN THOUSANDS, EXCEPT PERCENTAGE DATA)
Sales and marketing expense ......................    $   6,416    $   3,085     $  18,843     $  11,466
Percentage increase (decrease) over the comparable
     period in the prior year ....................         45.6        (51.9)         41.0         (39.1)
Sales and marketing expense as a percentage
     of total license fee revenue ................        190.0%        82.0%        190.1%         80.3%

Sales and marketing expenses decreased as a percentage of total license fee revenue for the three and nine months ended September 30, 1997, as compared to the prior year periods, primarily due to a decrease in personnel of approximately 39% as of September 30, 1997, as compared to September 30, 1996, sales and marketing programs initiated during the 1996 periods which were not repeated in 1997, and an increase in license fee revenues during the 1997 periods.

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

Research and development expenses (net of capitalized software development costs) decreased 16.4% and 17.2%, respectively during the three and nine month periods ended September 30, 1997, as compared to the prior year periods. The Company capitalized software developments costs of $.2 million and $1.1 million in the three and nine months ended September 30, 1996 and none in the 1997 periods. The rate of capitalization of software development costs may fluctuate depending on the mix and stage of development of the Company's product development and engineering projects.

GENERAL AND ADMINISTRATIVE

General and administrative expenses consist primarily of administrative, executive and financial personnel costs, and outside professional fees. General and administrative expenses represented 24.9% and 23.7% of total revenues for the three and nine months ended September 30, 1997, compared to 32.0% and 32.4% of total revenues for the three and nine months ended September 30, 1996. General and administrative expenses increased 5.0% for the nine months ended September 30, 1997, as compared to prior year period, primarily due to acquired infrastructures in France and Germany. General and administrative expenses for the three and nine months ended September 30, 1997, include $1.1 million and $3.7 million associated with the acquired operations in France and Germany, compared to $.3 million and $.7 million for the comparable 1996 periods. These increases were offset in part by decreases in the Company's provision for doubtful accounts and professional fees during the 1997 periods.

COSTS RELATED TO PROPOSED SETTLEMENT OF CLASS ACTION LITIGATION

Litigation and proposed settlement costs associated with the class action civil suit resulted from the commencement of discovery during 1997 and the tentative settlement agreement announced on October 28, 1997 (see Note 3).

OTHER INCOME (EXPENSE)

Other income (expense) net decreased to ($6.8) million and ($8.6) million for the three and nine months ended September 30, 1997, respectively, compared to $.5 million and $1.6 million for the comparable prior year periods due to lower invested balances of cash, cash equivalents and short-term investments, and the costs related to the proposed settlement of the class action litigation (see note 3).

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1997, the Company had cash, cash equivalents, restricted cash and short-term investments of $13.9 million and a working capital deficit of $.7 million. As of September 30, 1997, the Company maintains $7 million in lines of credit with two banks which may be used for borrowings or letters of credit. As the Company borrows or secures letters of credit, such amounts will be secured by the pledge of an equal amount of certificates of deposit. The lines of credit expire during 1998. At September 30, 1997, the Company had no borrowings under the line of credit and there were $1.3 million of outstanding letters of credit under these facilities.

The Company's operating activities used cash of $16.0 million and $3.8 million for the nine months ended September 30, 1996 and 1997, respectively. Net cash used in operations in the nine months ended September 30, 1996 was comprised primarily of the net loss offset by depreciation and amortization and increases in accounts payable and accrued expenses. Net cash used in operations during the nine months ended September 30, 1997 was comprised of the net loss and decreases in accounts payable and accrued expenses and deferred revenue offset by depreciation and amortization expense, decreases in accounts receivable and the proposed non-cash class action litigation costs.

The Company's investing activities used cash of $7.8 million and $.4 million for the nine months ended September 30, 1996 and 1997, respectively. The principal uses of cash during 1996 were increases in short-term investments, capitalized software costs and equipment purchases. The principal uses of cash during 1997 were equipment purchases offset by decreases in short term investments.

Cash used by financing activities was $2.8 million and $3.2 million during the nine months ended September 30, 1996 and 1997, respectively and related mainly to the repayment of debt associated with acquisitions.

The Company has no significant capital commitments. The Company's aggregate minimum operating lease payments for the remainder of 1997 and 1998 are expected to be approximately $3.1 million.

During 1996, the Company and certain of its current and former officers and directors were named as defendants in nine civil suits filed as class actions on behalf of individuals claiming to have purchased Computron Common Stock during the time period from August 24, 1995 through January 27, 1997. The suits were filed in the United States District Court for the District of New Jersey and have been consolidated by court order into one suit captioned In re Computron Software, Inc. Securities Litigation, Master File No-96-1911 (AJL). See "Item 1 of Part II. Legal Proceedings."

On October 28, 1997 the Company announced that a settlement, which is subject to final documentation and Court approval, was reached with lead counsel representing the certified class in the class action. In addition to professional fees related to the litigation, the Company has recorded a $6 million charge to other income (expense) during the quarter ended September 30, 1997, reflecting the Company's share of the estimated settlement amount (see note 3).

The Company expects that its operating cash flow will be sufficient to fund the Company's working capital requirements (including the common stock subject to repurchase) through 1998.

However, the Company's ability to achieve this result is affected by the extent of cash generated from operations and pace at which the Company utilizes its available resources. In addition, the Company expects to arrange a $5 million guarantee from a financial institution representing the maximum amount payable to class members upon exercise of their rights to resell the stock. Accordingly, the Company may in the future be required to seek additional sources of financing, including borrowing and/or the sale of equity securities. No assurance can be given that any such additional sources of financing or guarantees will be available on acceptable terms or at all.

NEW ACCOUNTING STANDARD

In March 1997, the Financial Accounting Standards Board issued SFAS No. 128, Earnings Per Share, SFAS No. 128 establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock. This statement is effective for fiscal years ending after December 15, 1997 and early adoption is not permitted. When adopted, the statement will require restatement of prior years' earnings per share. The Company will adopt this statement for its fiscal year ended December 31, 1997. In addition, the Company believes that the adoption of SFAS No. 128, including the effect on prior periods will not have a material effect on its financial statements.

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

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS AND FINANCIAL CONDITION AND THE MARKET PRICE OF SECURITIES

The Company's future business, results of operations and financial condition are also dependent on the Company's ability to successfully develop, manufacture, market and support its products in order to meet customer demands. Inherent in this process are a number of factors that the Company must carefully manage in order to be successful. A discussion of certain of these factors is set forth below.

History of Operating and Net Losses

The Company generated a net loss of $8.6 million for 1995, $31.8 million for 1996 and reported a net loss for the nine months ended September 30, 1997 of $11.4 million. The Company also incurred a net loss for each of the five years in the period ended December 31, 1994. As of September 30, 1997, the Company had an accumulated deficit of $60.8 million. There can be no assurance that the Company will be profitable in the future.

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

Litigation

During 1996, the Company and certain of its current and former officers and directors were named as defendants in nine class action civil suits. The suits were filed in the United States District Court for the District of New Jersey and have been consolidated by court order into one suit captioned In re Computron Software, Inc. Securities Litigation, Master File No. 96-1911 (AJL). See Note 3 and "Item I of Part II, Legal Proceedings" for further discussion.

On October 28, 1997 the Company announced that a settlement, which is subject to final documentation and Court approval, was reached with lead counsel representing the certified class in the class action. In addition to professional fees related to the litigation, the Company has recorded a $6 million charge to other income (expenses) during the quarter ended September 30, 1997, reflecting the Company's share of the estimated settlement amount (see note 3).

Historically, the Company has been involved in other disputes and/or litigation encountered in its normal course of business. The Company believes that the ultimate outcome of these proceedings will not have a material adverse effect on the Company's business, financial condition and results of operations or cash flows.

Management Changes

During the past three years, the Company has experienced significant growth. This growth has placed a significant strain on the Company's management, administrative and operational resources and financial control systems. Simultaneously, the Company has experienced significant turnover of executive management. The Company has recently added a number of key officers, including its President and Chief Executive Officer, Executive Vice President and Chief Financial Officer and Vice President, Finance and Administration, in February 1997 and a senior Vice President of Operations and several Managing Directors through October 15, 1997. The Company's future results of operations will depend in part on its ability to strengthen its senior management group, and on the ability of its officers and key employees to improve its management, administrative, operational and financial reporting systems and to expand, train, manage and retain its employee base. The Company's inability to manage these issues effectively could have a material adverse effect on the quality of the Company's products, the Company's ability to retain key personnel and the Company's business and financial condition and results of operations.

Reporting, Operating and Control Environment

Following the audits of the Company's consolidated financial statements for 1994 and 1995, the Company received management letters from its independent public accountants, which enumerated material weaknesses in the Company's financial and accounting processes, controls, reporting systems and procedures. The Company's independent public accountants highlighted the Company's need for additional financial and accounting personnel with software industry experience. In addition, the Company's independent public accountants noted (i) the need for uniformity in the language of its contracts and recommended that the Company standardize the terms of its license agreements and expand its internal contract review and approval procedures, (ii) deficiencies in the organization of customer and contract files and recommended that the Company improve and standardize record keeping, (iii) the need for expanded and formalized accounts receivable collection procedures, (iv) the need for improved documentation and record keeping relating to consulting service projects, and (v) the need to develop policies and procedures to accurately identify the date when technological feasibility of developed software has been attained and to improve the documentation and record keeping for capitalized software development costs and to do so on a timely basis. In addition, the 1995 letter, recommended that the Company implement improved internal accounting control procedures approved by the Audit Committee of the Board of Directors and reorganize and upgrade the contracts administration processes, procedures and personnel to ensure proper revenue recognition and financial reporting.

Upon completion of the December 31, 1996, audit, the Company received a management letter which communicated material weaknesses similar to certain of those included in the 1994 and 1995 management letters along with other recommendations. In response to the independent public accountant's concerns and as a result of turnover in its accounting and finance departments, the Company has hired senior executives with software industry experience, including a Chief Executive Officer, a Senior Vice President of Operations, a Chief Financial Officer, a Vice President of Finance and Administration, a Corporate Controller, several international Controllers and Managing Directors and Corporate Counsel. The Company expects to further strengthen the Company's financial management and internal controls during the remainder of 1997.

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

Risks Associated with International Operations

The Company derived approximately $9.1 million, $14.2 million, and $21.3 million or 28.0%, 26.9%, and 39.2% of its total revenues, from customers outside of the United States in 1994, 1995, and 1996, respectively. The Company derived approximately $12.8 million and $21.9 million or 37.2 % and 44.1% of its total revenues, from customers outside of the United States for the nine months ended September 30, 1996, and 1997, respectively. The Company expects that such revenues will continue to represent a significant percentage of its total revenues in the future. The Company believes that its continued growth and profitability will require expansion of its sales in international markets. The Company intends to continue to expand its operations outside of the United States and enter additional international markets, which will require significant management attention and financial resources. During 1996, the Company acquired certain operations, customers and products of AT&T ISTEL, in Essen, Germany, and the Financial Software Service Division of Generale de Service Informatique, in Paris, France. There can be no assurance, however, that the Company will be able to maintain or increase international market demand for its products and services. Most of the Company's international license fees and services revenue are denominated in foreign currencies. The Company does not currently hedge its foreign exchange exposure. With respect to the Company's sales that are U.S. dollar-denominated, decreases in the value of foreign currencies relative to the U.S. dollar could make the Company's products less price competitive. Additional risks inherent in the Company's international business activities generally include unexpected changes in regulatory requirements, tariffs and other trade barriers, costs of localizing products for foreign countries, lack of acceptance of localized products in foreign markets, longer accounts receivable payment cycles, difficulties in managing international operations, potentially adverse tax consequences, restrictions on repatriation of earnings and the burdens of complying with a wide variety of foreign laws. There can be no assurance that such factors will not have a material adverse effect on the Company's future international revenues and, consequently, on the Company's business, results of operations and financial condition.

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

                            COMPUTRON SOFTWARE, INC.

                                     Part II

                                Other Information

ITEM 1. LEGAL PROCEEDINGS

During 1996, the Company and certain of its current and former officers and directors were named as defendants in nine class action civil suits. The suits were filed in the United States District Court for the District of New Jersey and have been consolidated by court order into one suit captioned In re Computron Software, Inc. Securities Litigation, Master File No. 96-1911 (AJL). A Fourth Amended Consolidated Class Action Complaint was filed on May 28, 1997, on behalf of all purchasers of Computron Common Stock during the period from August 24, 1995, to January 27, 1997. The complaint asserts claims under Sections 11 and 15 of the Securities Act of 1933, Sections 10 (b) and 20 (a) of the Securities Exchange Act of 1934, as amended, Rule 10b-5 of the Securities and Exchange Commission promulgated thereunder, and seeks unspecified compensatory damages, attorneys' fees and costs. The Court entered a stipulated order certifying the plaintiff class to include purchasers of Computron Common Stock from August 24, 1995, to January 27, 1997, including certain subclasses therein.

On October 28, 1997 the Company announced that a settlement, which is still subject to final documentation and court approval, was reached with lead counsel representing the certified class in the class action. As its share of the settlement, the Company will pay $1 million in cash, and an additional $5 million, which may be paid in the form of newly issued Computron common stock or, at the option of the Company, in cash.

The overall settlement includes consideration totaling $15 million for the benefit of class members, which includes $6 million of consideration from the Company, and a total of $9 million in cash from certain of its present and former officers and directors, its former auditors, and the insurance companies that provided the Company with directors and officers liability insurance. In return for the payments by the insurance companies, the settlement also resolves a separate lawsuit brought by the Company against the insurance companies.

To the extent that the settlement includes stock, class members will receive a non-transferable right to resell the stock received in the settlement to a payment agent during an exercise period in December 1998 at a price to be negotiated. The number of shares to be issued and the price at which class members can exercise their right to resell the shares remain subject to negotiation. The resale right will expire at the end of the exercise period, or earlier as to any shares issued in the settlement that are sold by class members.

The resale right will also expire earlier than the exercise period if Computron's common stock trades on NASDAQ or a national securities exchange for 20 consecutive trading days at a price exceeding the exercise price of the resale right. The Company will arrange a $5 million guarantee from a financial institution representing the maximum amount payable to class members upon exercise of their rights to resell the stock. In addition to professional fees related to the litigation, the Company has recorded a $6 million charge to other income (expense) during the quarter ended September 30, 1997, reflecting the Company's share of the estimated settlement amount.

Historically, the Company has been involved in other disputes and/or litigation encountered in its normal course of business. The Company believes that the ultimate outcome of these proceedings will not have a material adverse effect on the Company's business, financial condition and results of operations or cash flows.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      a)    Exhibits

            10.17 Termination Agreement between the Company and Andreas Typaldos

            10.18 Consulting Agreement between the Company and Andreas Typaldos

      b) Reports on Form 8-K - Changes in Registrant's Certifying Accountant filed on July 28, 1997

                            COMPUTRON SOFTWARE, INC.


                                    SIGNATURE


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                 COMPUTRON SOFTWARE, INC.




Date:  November 12, 1997    By:  :      /s/    Michael R. Jorgensen
                                 -----------------------------------------------
                                 Michael R. Jorgensen
                                 Executive Vice President, Chief Financial
                                 Officer, and Treasurer (Principal Financial and
                                 Accounting Officer)