Form 10-K
period 1997-12-31
COMPUTRON SOFTWARE INC
filed 1998-03-24
CIK 947427

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
                                      1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                        COMMISSION FILE NUMBER: 1-13591

                            COMPUTRON SOFTWARE, INC.

             (Exact name of registrant as specified in its charter)

                        DELAWARE                                                 13-2966911
    (State or other jurisdiction of incorporation or                (I.R.S. Employer Identification No.)
                     organization)

       301 ROUTE 17 NORTH, RUTHERFORD, NEW JERSEY                                  07070
        (Address of principal executive offices)                                 (Zip Code)

                                  201-935-3400
              (Registrant's telephone number, including area code)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

TITLE OF EACH CLASS                            NAME OF EACH EXCHANGE
Common Stock $.01 par value                    ON WHICH REGISTERED
                                               American Stock Exchange

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                                      NONE

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of Common Stock on March 6, 1998 as reported on the American Stock Exchange, was approximately $24.9 million. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

    As of March 6, 1998, Registrant had outstanding 23,778,230 shares of Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

    ITEMS 10, 11, 12 AND 13 OF PART III ARE INCORPORATED BY REFERENCE FROM A PORTION OF THE REGISTRANT'S DEFINITIVE PROXY STATEMENT TO BE FURNISHED TO STOCKHOLDERS IN CONNECTION WITH THE 1998 ANNUAL MEETING OF STOCKHOLDERS.

ITEM 1. BUSINESS

    This Report contains statements of a forward-looking nature within the meaning of the safe harbor provisions of section 21E of the Securities Exchange Act of 1934, as amended, relating to future events or future financial results of the Company. Investors are cautioned that such statements are only predictions and that actual events or results may differ materially. In evaluating such statements, investors should specifically consider the various factors identified in this Report which could cause actual events or results to differ materially from those indicated by such forward-looking statements, including the matters set forth in "Business--Risk Factors" below.

GENERAL

    Computron is an innovative provider of knowledge-based business and technology solutions with 20 years of experience in crafting efficient, effective, value-added systems for global organizations as well as large and mid-sized companies. Computron believes that the wealth, potential, and ultimate success of 21st century organizations will be determined by how well knowledge is used to manage, protect, and leverage their corporate assets. The Company strives to deliver knowledge-based business solutions that empower organizations through the ability to turn information into knowledge.

    Computron designs, markets, and supports n-tier, Internet-enabled client/server-based financials, workflow, desktop document access and storage, and maintenance and asset management software. Its solutions are designed to protect software application investment through the use of true n-tier architecture and a proven implementation certainty process. The Company's current client/server solutions are fully Year 2000 compliant and provide customers with the ability to address both the structured and unstructured data of their business, above and beyond traditional transaction-oriented accounting. Computron also offers workflow-based modules, Budget Cycle Management (BCM), Expense Cycle Management (ECM), and Procurement Cycle Management (PCM) designed to seamlessly flow and manage an organization's data and knowledge throughout a budget, expense, and/or procurement cycle.

    Computron believes that its knowledge-based solutions empower organizations by turning all forms of information into manageable knowledge. Its vision has been to provide the complete functionality of business solutions, combined with a strong technology foundation that can migrate organizations into the 21st century. Organizations can take advantage of significant technological innovations such as network computing, client/server, document management, imaging, COLD (Computer Output to Laser Disk), decision support, workflow and others utilizing Computron's advanced architecture.

ARCHITECTURE

    At the heart of the Company's financial and workflow software design and technology is an open, Internet-ready, n-tier architecture designed to adapt to new technological innovation and enable executives to capitalize on these innovations quickly and cost-effectively. The architecture was created to simplify continuous process re-engineering (CPR) and allow companies to achieve their goals of reduced costs and increased competitiveness.

    The n-tier architecture permits enhanced scalability, application upgrade and/or migration ease, and multiple desktop presentation options including Microsoft Windows and Visual Basic, all of which position the Company as an industry leader in accurate, comprehensive, and timely application implementations. Computron's application suite supports relational database management systems (RDBMS) from vendors such as Microsoft Corporation (Microsoft
SQL), Oracle Corporation (Oracle), Sybase, Inc. (Sybase), and Informix Corporation (Informix). Computron's software runs on a variety of UNIX-based platforms -- Sun Microsystems, Inc. (Sun), Hewlett-Packard Corporation (HP), International Business Machines Corporation (IBM), Digital Equipment Corporation (Digital), as well as Intel-based servers running Windows NT.

    Computron's products are designed to take advantage of diverse configurations and processing capabilities at the customer site. For example, a Computron installation can be configured to execute discrete application functions (components) on multiple application servers. Or, a Computron system can be used effectively in a wide area network (WAN) configuration, without resorting to remote GUI display tools, as is common with two tiered applications. Computron software can be implemented with a "thin client" which provides excellent desktop integration, or with an "ultra thin" Web client for unadministered/ remote users. Furthermore, these configuration options can be adjusted, as the customer's needs change. Additional application servers can be applied, as more users are added. Or, Internet and WAN access can be introduced, if this type of access is more appropriate for some users.

EXTENSIVE USE OF OBJECT-ORIENTED DESIGN TECHNIQUES

    Since 1990, Computron has relied heavily on object-oriented design techniques. The results can be seen throughout the architecture. For example, user interface controls and display components are treated as objects that can be individually manipulated, customized, and extended by user organizations.

    The Company believes that the benefits of object-orientation are becoming increasingly apparent. Object-oriented applications tend to be more modular than those developed with traditional methods, have cleaner interfaces, more shared code, and fewer entry points. Developers work in a simpler development environment that is less prone to error, and they produce applications that are easier to maintain, enhance, and distribute across the network. As a result, end-users get applications that are more reliable and manageable. In addition, Computron's products allow developers to gain increased scalability and performance, via Computron's flexible, "n-tiered" architecture.

N-TIERED ARCHITECTURE

    First-generation client/server systems utilized a two-tier architecture in which presentation and application logic were combined on client workstations, and data was stored on one or more servers.

    Though its limitations have been widely acknowledged, the classic two-tier client/server architecture is surprisingly still at the heart of many enterprise solutions. For example, requiring application logic to be executed on individual client workstations reduces performance by dramatically increasing network traffic; it limits the Information Technology ("IT") organization's ability to eliminate bottlenecks by increasing server resources; and it increases the complexity of applications--thereby reducing their reliability.

    In contrast, Computron's architecture has, for many years, separated application functions into multiple logical groupings or tiers. At the heart of Computron's architecture are three tiers: PRESENTATION, APPLICATION LOGIC, and DATA ACCESS tiers.

    Computron's application logic and data access tiers may themselves be partitioned into multiple tiers, and it is also possible to integrate presentation services across the Internet or private intranets and extranets. Therefore, it is more appropriate to define the Computron architecture as N-TIER.

    The Company believes that for a multi-tiered product to perform efficiently in diverse network and system environments, it is critical that communication among tiers be efficient and flexible.

    Many first-generation client/server products rely on the database vendor's remote SQL network software to communicate with the server. In contrast, Computron provides its own middleware, consisting of local and remote application program interface (API) libraries and protocol-specific drivers. For remote communication between software components, the middleware supports a variety of popular network protocols. When client and server processes run on the same platform, local interprocess communication is employed to eliminate the overhead of the network protocol.

    The Company believes that the API is a crucial piece of the architecture because of its performance impact and because it defines the extent to which application components can be distributed across different nodes in the network. The remote SQL APIs provided by most relational database vendors are useful for retrieving data from a remote database server, but they do not support a generalized interface for interprogram communication. The use of SQL based API calls as a basis for a multi tiered message passing mechanism can be problematic, as this API was not designed for this purpose. In contrast, the Computron API is modeled closely on the Distributed Computing Environment (DCE) remote procedure call (RPC) API, an industry standard for remote communication between disparate software products. In addition, Computron is free to exploit the database access mechanism that is most appropriate for that database, and not use a 'least common denominator' solution across RDBMS's. Computron's RDBMS interfaces are custom coded, and are focused on high function, high performance data access issues.

CUSTOMIZATION AND EXTENSIBILITY

    With some enterprise financial packages, customers often require extensive source code changes to get the capabilities they desire. These changes add complexity and potential instability; there is no guarantee that customized source code versions of the product will translate to newer versions. Later, companies may find themselves unable to utilize new features or technologies that could provide a competitive advantage.

    Computron's architecture is designed to avoid this problem by using components that can be customized and extended outside of the source code, including:

    - Presentation/user interface

    - Application logic

    - Inquiry reporting

    - Drill-down modules

    - The data model

    - Validation and rules

COMPREHENSIVE WORKFLOW INTEGRATION

    Workflow management is increasingly recognized as a critical element in successful business process reengineering. For years, Computron has included a world-class product, Computron Workflow, with many installations of Computron Financials or Computron COOL.

    COMPUTRON WORKFLOW IS THE "CONNECTIVE TISSUE" THAT ENABLES USERS TO COMBINE COMPUTRON FINANCIAL AND DOCUMENT MANAGEMENT COMPONENTS, CREATING AUTOMATED, INTEGRATED BUSINESS PROCESSES.

    Computron Workflow is designed from the ground up as an enterprise solution. Since a powerful Workflow Rules Engine is integrated directly into Computron Workflow's runtime, organizations can extend the reach of workflow applications far beyond the Workflow database tables. Computron believes that companies can build high-performance production oriented workflow systems that directly access line-of-business and horizontal application database tables in real time, without compromising data integrity.

    Computron believes that workflow can be partitioned to a fine level of granularity, helping organizations maximize performance at low cost. It has been implemented in enterprise-wide environments characterized by high volumes, large user bases, complex conditional routing and extensive exception handling.

MAINTAINING SECURITY

    Computron's architecture provides multiple levels of security, including ways to define update versus read-only access within specific transactions. An organization security hierarchy exists both across systems and within individual applications.

    For data level security, Computron's applications support no access, read-write access and read-only access for each record. This is defined in security maintenance using application security schemes.

    All application security is defined in a single set of system files, and is managed centrally. Database passwords are stored and issued on the server. Computron's security mechanisms can take advantage of security mechanisms built into UNIX or Windows NT, as well as native RDBMS security on a PER USER, USER GROUP OR SYSTEM-WIDE basis.

LOWERING TOTAL COST OF OWNERSHIP

    Computron believes that there are many ways in which its products and architecture lower the total cost of ownership for an organization. For example:

    - Computron provides Implementation Certainty, a proven method for assuring a smooth transition and rapid implementation of the software.

    - Computron's architecture allows organizations to leverage existing development environments, and partition applications for maximum performance.

    - By customizing the software outside of the source code, it is easier to upgrade from one version of the software to another--a feature that may lower internal support costs.

    - New client forms, menus, and messages can be uploaded, reducing the maintenance required for new release implementations.

    - Computron supports multiple languages, including double-byte enablement using the same code. Therefore, the same product can be implemented across the enterprise.

    - Computron's products can take advantage of industry leading products such as Computer Associates' Unicenter and IBM's Tivoli Management Environment. For example, these tools can schedule jobs defined within the Computron environment.

PRODUCTS

    The Company designs, markets, and supports n-tier, Internet-enabled client/server-based financials, workflow, desktop document access and storage, and maintenance and asset management software. Its product line consists of Computron-Registered Trademark- Financials, Computron-Registered Trademark-Workflow, Computron-Registered Trademark- COOL-TM-, and
Computron-Registered Trademark- Yorvik-TM-, and is currently supported on a variety of UNIX-based platforms--Sun Microsystems, Inc. (Sun), Hewlett-Packard Corporation (HP), International Business Machines Corporation (IBM), Digital Equipment Corporation (Digital), as well as Intel-based servers running Windows NT. The most current release of Computron software, version 4.0 for the Computron Financials, Computron Workflow, and Computron COOL solutions debuted December 31, 1997, and is available, in varying degrees, in a number of languages including English, Bulgarian, French, Spanish, Polish, German, and Japanese. The Company's products may be translated into additional languages using supported language code pages with minimal reliance on its development resources. Computron believes that Version 4.0 provides users with enhanced features, improved functionality, and robust performance, and is offered on CD-ROM for its full suite of applications and complete set of documentation. In the future, the Company will incorporate acclaimed technology such as Electronic Data Interchange (EDI) into its releases. The most recent release of Computron Yorvik software, Version 6.0, was released in December 1997.

COMPUTRON FINANCIALS

    Computron Financials consists of a series of modules including:

MODULE                                                                   FEATURES
---------------------------------------  ------------------------------------------------------------------------

GENERAL LEDGER                           The General Ledger module provides comprehensive financial accounting and management information across multiple companies, currencies, and reporting calendars. It stores and maintains financial, statistical, and budgetary information for summary, comparison, calculation, inquiry, and reporting. Computron believes that the product fulfills statutory, consolidation, and management requirements and offers benefits such as complete user control of all functions and ledger structure,
                                         n-dimensions Chart of Account structure, customization of Advanced User
                                         Interface, and total integration with other Computron applications and
                                         (via its own sophisticated interfacing tool GENEX) with non-Computron software.

POWER INTERACTIVE                        Power Interactive is a set of components used to define GL financial reports. Created in Visual Basic, Power Interactive provides a traditional Windows look and feel with standard icons, while allowing users report access and drill down capability to virtually any data available in the GL. Its components include the POWER INTERACTIVE
                                         DEFINER AND POWER INTERACTIVE VIEWER. THE POWER INTERACTIVE DEFINER
                                         allows the specification of a report using a graphical user interface, without having to consider the details of the actual report layout. Its
                                         POWER INTERACTIVE VIEWER component is a user-friendly tool that facilitates end-user financial report modifications and customizations.
                                         With Power Interactive, users can define financial report data lines and columns using the Definer, and use the Viewer to define and/or view the layout.

BUDGET CYCLE MANAGEMENT                  The Budget Cycle Management (BCM) module is workflow-based and is designed to allow organizations to automate the ways in which budget information is disseminated and collected throughout the enterprise. It provides the ability to track the status of each form, reducing the frequent manual intervention involved in the budget cycle process. With
                                         BCM, organizations in virtually any industry can improve the overall quality and control of the budgeting process, decrease wait time by speeding the manual process, and reduce manual effort.

ACCOUNTS RECEIVABLE                      The Accounts Receivable module provides efficient and comprehensive debtor management facilities, offering complete financial accounting and management information, in multiple currencies, to fulfill statutory and management requirements. It is parameter-driven for precise matching to user requirements and offers user control of many functions and ledger structure. Users can create Call Back Queue records based on data from the Customer Master, customer statistics, and open item files using the
                                         Credit Manager's workbench function. Additionally, Computron Accounts
                                         Receivable has an optional Direct Invoicing module that handles goods
                                         and

MODULE                                                                   FEATURES
---------------------------------------  ------------------------------------------------------------------------
                                         services, pick list generation, invoicing generation, deal pricing, pricing and discount tables, and reporting.

REVENUE CYCLE MANAGEMENT                 Computron expects to release a Revenue Cycle Management (RCM) module; a workflow- based accounts receivable module that allows organizations to manage cash and receivables more effectively. RCM automates the ways in which cash and aged receivables are collected throughout the enterprise.
                                         With RCM, organizations in virtually any industry can improve the collection process, quality, and control of revenue. RCM enhances the credit manager's function by allowing fast and accurate access to perti-
                                         nent information for clear and quick decisions.

ACCOUNTS PAYABLE                         The Accounts Payable module is a sophisticated vendor management system.
                                         It offers an easy-to-use method of managing suppliers, vendors, and the purchasing cycle. It embraces purchasing statistics, cash management forecasting, employee advance and expense handling, EFT payment capability, built-in invoice logging, BACS, tracking and payment authorization procedures. It also covers comprehensive financial accounting and management reporting and inquiry (statistical and financial), in multiple currencies.

EXPENSE CYCLE MANAGEMENT                 Expense Cycle Management (ECM) is a complete application that integrates portions of Computron's financial moduleswith workflow technology delivered with a graphical process design wizard called the Process
                                         Design Workbench. It comes with all of the workflow tasks necessary for re-engineering the payment cycle, such as several scanning, faxing and invoice capture tasks, tasks for indexing documents, pre- and post-voucher entry approval routing options, electronic fund payments, exception handling, and full online inquiry to the workflow and financial data.

PURCHASE ORDER                           The Purchase Order Module enables automated purchase order processing, user-defined vendor evaluation and allows for blanket and standard orders, transmission of purchase orders through print, fax, or EDI, critical delivery flagging, and "contract near limit" warnings. It also provides sophisticated buyer sourcing that includes automatic pick tickets and direct requisition to purchase order processing.

PROCUREMENT CYCLE MANAGEMENT             Procurement Cycle Management (PCM) is a complete application that integrates portions of Computron's financial modules with workflow technology delivered with the Process Design Workbench. It allows individual organizations to define the procurement cycle process and provides a view of the current processes, identifying areas that can be improved. By coupling the value of workflow with Computron's standard functional richness, PCM helps organizations decrease wait time, reduce manual effort, and improve the control of the procurement process, while increasing the overall production and quality of the organizational performance. PCM can electronically create both requisitions and purchase orders, and

MODULE                                                                   FEATURES
---------------------------------------  ------------------------------------------------------------------------
                                         upon completion of an online requisition, perform custom business rules, or automatically route the requisition to a supervisor for approval and release.

INVENTORY CONTROL                        The Inventory Control module is a highly flexible inventory system with full integration to both Computron Financials/Purchase Order and
                                         Computron Financials General Ledger. This system features extensive inventory transaction capabilities and detailed reporting functionality.
                                         Notable features include Item Master File maintenance and inquiry capability, Bill of Materials, full integration to Computron
                                         Financials/Purchase Order through Requisition and Receiving, Pick List processing, a full range of inventory transactions including warehouse moves, transfers, issues, and returns, inventory count capabilities and inventory reporting, and costing methods.

FIXED ASSETS                             The Fixed Assets module tracks fixed assets, maintains related financial and accounting records and provides for flexible, unlimited depreciation calendars, user-defined asset identification and make, model and number descriptions. It can generate fixed asset information directly for the
                                         Computron Financials/General Ledger. This will produce the data required to update asset accounts, accumulated depreciation accounts, depreciation expense accounts, disposition gain or loss accounts, and relieve the appropriate FA clearing accounts. This update can then be posted directly to the Computron Financials/General Ledger and with the integrated reconciliation of GL and FA, can be easily monitored.

TIME AND EXPENSE PROJECT ACCOUNTING      The Time and Expense Accounting module gives business and practice managers complete control over billing time and expenses at every level
                                         (client, engagement, project, office, responsible employee, etc.), as well as multiple options for contract billing and revenue recognition.
                                         On-line data entry, editing, and billing facilities ensure up-to-the-minute accuracy and fast re-charging of time and expenses on appropriate projects. This powerful management tool could help in maximizing the productivity and profitability of all chargeable time and services, as well as flexibility in defining revenue policies.

ENCUMBRANCE ACCOUNTING                   The Encumbrance Accounting module enables public sector and not-for-profit accounting by enforcing strict controls over disburse-
                                         ments and purchasing commitments to ensure that they do not exceed budgeted amounts.

APPLICATION DEVELOPMENT TOOLSET          The Application Development Toolset module provides a graphical-based toolset enabling users to extend application data models, presentation, and business rules, and manages customization of menu, user preferences, security and other processing related characteristics.

    Computron Financials incorporates numerous international features, including multi-currency and multi-national support capabilities and the ability to support the numeric and date presentation, accounting standards and tax calculations, such as value-added taxation of various countries. Computron Financials is workflow and Internet-enabled.

COMPUTRON WORKFLOW

    Computron Workflow automates various labor intensive functions (such as customer service, accounts payable processing, accounts receivable processing and claims processing) throughout large organizations. Computron Workflow can be used as a stand-alone application or in conjunction with Computron Financials or third-party applications. Computron Workflow is designed to improve the productivity and efficiency of business processes within large organizations that handle substantial quantities of transactions and activities on a proceduralized basis. Computron Workflow enables users to develop systems that automate their document processing and procedure, including on-line routing of documents or transactions and customized sequencing of processing tasks throughout an organization. Computron Workflow is Internet-enabled.

    Computron Workflow consists of a series of modules including:

MODULE                                                                   FEATURES
---------------------------------------  ------------------------------------------------------------------------

WORKFLOW                                 The Workflow module enables on-line, real-time management review and optimization of business processes, allows for the fine-tuning and adjustment of process handling and the audit and supervision of productivity, and handles standard business and industry-specific processes. This is accomplished with Computron's Process Design
                                         Workbench, which utilizes Visio's graphical design tool to author and maintain a workflow process. Computron also works with Interfacing
                                         Technologies' FirstSTEP product to simulate and model the workflow process that has been designed by the Process Design Workbench. The
                                         Company is a member of the Workflow Management Coalition, and is actively working with other members to develop a common set of WfMC APIs for workflow products to promote industry-wide, cross-product interoperability.

RECORDS MANAGEMENT                       The Records Management module provides batch or individual document scanning and storage and is able to handle document input from a variety of formats and sources, including COOL, fax transmissions, and optical character recognition-based systems, and handles user-defined query and retrieval functions. These functions are a subset of the Workflow module.

COMPUTRON COOL

    Computron COOL software, an industry leading COLD product, enhances access to report data available throughout an enterprise by complementing on-line data with information that is typically stored off-line in the report output of various computing systems or stored on microfiche or on paper. Computron COOL accesses data that is found in reports produced by the various computer systems found in an enterprise, regardless of whether the reports were produced by a mainframe, legacy, personal computer, or client/server computer system and regardless of the application that generated the reports. Computron COOL can function as a substitute for computer output to microfiche, an on-line report viewer, a facility for downloading information from paper reports into spreadsheets and other applications, or a data warehousing support tool, as well as a tool kit for "relating" information extracted from disparate data sources.

    Computron COOL software accesses data in report format produced from the user's existing systems, and then indexes, compresses, and saves the data on magnetic storage, CD, or optical disks. Computron COOL software then enables users throughout an enterprise to retrieve the data simultaneously, to search the report data on-line, as well as download selected data to spreadsheets or word processing documents, and to print, fax, or otherwise make available all or parts of the data on an easy-to-use basis on LAN, WAN, Intranet and Internet. Computron COOL can function on a stand-alone basis and can be integrated with Computron Financials, Computron Workflow, and Computron Yorvik, as well as with the customer's own and third-party applications through the use of APIs provided with the product. Computron COOL is Internet-enabled.

    Computron COOL consists of a series of modules including:

MODULE                                                                   FEATURES
---------------------------------------  ------------------------------------------------------------------------

COMPUTRON COOL                           The original COOL solution evolved from COLD technology to replace costly, inefficient microfiche and paper-based storage of text reports with rapid storage, instant retrieval, and cost-effective distribution of electronic data. This includes reports from mainframe, Legacy, client/server, and PC-based systems, which can be displayed in their original report formats.

COOL/APA-TM-                             This extends Computron COOL software's functionality with the ability to closely simulate the original formats and graphics of so-called
                                         "all-points-addressable" (APA) documents created in complex printer languages such as Xerox Metacode, IBM Advanced Function Printing (AFP),
                                         and Hewlett-Packard PCL5.

COOL NET-TM-                             This Java-based solution leverages the Internet, as well as intranets and other enterprise networks, to deploy access to COOL archives to any location around the world--to remote offices, to traveling executives, and provides controlled access for vendor and client partners. COOL Net software won a 1997 AIIM Best of Show Award for its unique "hot-link"
                                         feature, through which COOL Net software integrates COOL archives with the vast information resources available across the World Wide Web. COOL
                                         Net software is automatically available to literally thousands of users having a Java-enabled Web browser such as Netscape Navigator or
                                         Microsoft Internet Explorer.

COOL DISTRIBUTOR-TM-                     This future version of COOL software is expected to leverage the compact disk medium for high-volume, low-cost distribution and viewing of massive amounts of information as processed and handled by COOL.

MODULE                                                                   FEATURES
---------------------------------------  ------------------------------------------------------------------------
COOL DOCS-TM-                            The COOL Docs solution extends the COOL software's information management functionality with a fully integrated framework and user interface for desktop and enterprise documents. These documents include not only word processor and spreadsheet files and standard COOL reports, but even imaged documents. The COOL Docs solution allows imaged documents, for instance, to be linked and cross-referenced to standard
                                         COOL reports and other documents.

COOL/APIS-TM-                            The Computron COOL suite has been designed to integrate with other business solutions on the desktop and the server as appropriate.
                                         Computron's set of COOL/APIs is used to integrate COOL with custom software.

COMPUTRON YORVIK

    Yorvik software is a knowledge-based suite of integrated business applications that address the maintenance, project management, inventory, and purchasing operations. Its purpose is to provide the necessary tools, through functional richness, to enable asset intensive, change-oriented organizations to increase profitability by maximizing equipment uptime, increasing efficiencies of large projects, reducing inventory costs and streamlining purchasing processes. In addition to satisfying the needs of the above mentioned operations, Yorvik software's internal workflow allows it to be configured to satisfy many other types of "work" bringing added value to these companies. Unlike the conventional Computerized Maintenance Management Systems available today, Yorvik's software a knowledge-based Work Management System which, together with Computron Financial applications, provides an integrated, single source best-of-breed, enterprise solution.

    Computron Yorvik software consists of a series of modules including:

MODULE                                                                   FEATURES
---------------------------------------  ------------------------------------------------------------------------

MAINTENANCE MANAGEMENT                   The Maintenance Management module helps organizations plan, schedule, and manage work requirements and maintenance tasks that are critical to keep operations running, such as daily, recurring, preventive, and predictive maintenance work.

PROJECT MANAGEMENT                       Project Management is best for managing more complex long-term jobs-those with several sub-projects, diverse resources, and thousands of tasks, such as plant shutdowns or capital projects. Project
                                         Management's powerful and sophisticated algorithms can process the related variables, determine the optimal schedule for work, and help monitor progress and costs along the way.

MATERIALS MANAGEMENT                     Materials Management automates inventory and warehousing functions and integrates them with planning and purchasing processes, assuring that materials are on hand when needed while maintaining minimum stock levels.

PROCUREMENT                              Procurement helps users purchase material, services, and equipment from a competent source at a competitive price. It also provides full control over the timing of purchases because it is fully integrated with the other Yorvik applications.

    Computron Yorvik software is an open systems client/server suite of applications that is portable across major hardware and software platforms. It runs on a variety of UNIX based platforms--Sun Microsystems, Inc. (Sun), Hewlett Packard Corporation (HP), International Business Machines Corporation (IBM) and Digital Equipment Corporation (Digital), as well as Intel--based servers running Windows NT. The Yorvik software GUI client is a Microsoft Windows 95 or Microsoft Windows NT application. Yorvik software is written in C++ and includes a proprietary toolkit.

    Yorvik software is flexible enough to meet an organization's business needs regardless of industry. The added value Yorvik software offers an organization is internal workflow for easily configurable systems, the functionality to support business process reengineering, and an architecture that creates a fully integrated resource and maintenance and materials management backbone. At the heart of this backbone is a "virtual map" of the organization within the Yorvik Facility/Equipment database. Yorvik software automates the planning and management process, gathers all relevant resources, schedules multiple or individual job steps, and generates reports including those related to cost control.

PROFESSIONAL SERVICES

    As of December 31, 1997, the Company had 190 employees providing customer support and technical, consulting and training services. The Company's services are described below.

CLIENT SUPPORT

    The Company considers its Professional Services to be a major asset and key differentiator from other vendors. With its 24-hour client support, implementation certainty methodology, standard as well as customized training, product certification, and its level of dedicated support, Computron has created a professional services program to handle the needs of its customers. Support for domestic U.S. clients is based out of the Company's corporate headquarters in Rutherford, New Jersey. Major client support centers are also based in Essen, London, Melbourne, Paris, Singapore, Sydney, Toronto and Warsaw. Annual maintenance contracts are generally required for the first year of a customer's use of the Company's products, and are renewable on an annual basis. The maintenance contract entitles the customer to any product enhancements released during the term of the contract. Maintenance fees vary depending on the hours of hot-line support requested by the customer, and typically range between 15% and 20% of the fees from products under license.

    The Company also provides management overview and product information bulletins on an ongoing basis and periodic informational updates about installed products. These bulletins generally answer commonly asked questions and provide information about new product features. The Company also provides services for the development of customized documentation about the customer's system to reflect, among other things, user-defined modifications and specific business logic and processes.

TECHNICAL SERVICES

    The Company offers assistance in developing interfaces with third party software or legacy systems. These services are designed to enable the development of additional client-specific functionality. The Company also provides network troubleshooting and assists its customers in deploying client/server systems, RDBMS software, operating systems and telecommunications programs. Such services are generally not directly related to the implementation of the Company's products but relate to effective enterprise-wide solutions.

CONSULTING SERVICES

    The Company's consulting services organization provides project assurance, business systems review, technical design, functional design, business modeling, system tailoring, system certification, change management and ongoing project support in connection with customer implementation of the Company's products. The Company also frequently works with third-party consultants and system integrators to provide customers with a full range of installation, customization and project management services.

EDUCATION SERVICES

    The Company provides education services in North America through a third-party agreement with Cap Gemini America, Inc. ("CGA"). Under this agreement, CGA is responsible for the development and delivery of training courses designed to familiarize users with the Company's products. A standard schedule of courses is delivered at CGA's facilities with additional courses delivered at other domestic and international locations on a periodic basis. A course catalog and schedule are provided to the Company's customers. In addition to regularly scheduled classroom training, CGA works with each customer to develop tailored training courses for delivery at their site. The group also provides standard courses at the customer's location. Training courses vary in length from one to five days.

SALES AND MARKETING

    The Company currently markets its products and services primarily through a direct sales force in the United States and directly and indirectly in other parts of the world. The Company conducts comprehensive marketing programs in the United States which include telemarketing, public relations, direct mail, advertising, seminars, trade shows and ongoing customer communications programs. As of December 31, 1997, the Company's sales and marketing organization consisted of 106 employees worldwide.

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

    Outside of the United States, the Company maintains sales and support offices in Australia, Canada, France, Germany, Poland, Singapore, and the United Kingdom. In the past the Company has established distribution arrangements with third parties around the world and continually evaluates future third party arrangements.

STRATEGIC ALLIANCES

    The Company has established strategic alliances and relationships with a number of organizations that it believes are important to the development, sales, marketing, integration, and support of its products. The Company's relationships with software and hardware vendors, systems integrators and consulting firms provide marketing and sales leads to the Company's direct sales force and expand the distribution of its products. The Company's strategic alliances and relationships also assist the Company in keeping pace with the technological developments of major software and hardware vendors. The Company intends to continue to develop its strategic alliances with leading hardware and software vendors, consulting firms, systems integrators and distributors in the future. The Company provides education services for its strategic business partners.

SYSTEMS INTEGRATORS AND CONSULTANTS

    The Company has established non-exclusive, formal and informal relationships with systems integrators and consultants who are active in the selection and implementation of information systems, including, but not limited to, CGA, and certain big six accounting firms. In addition, the Company has established relationships with independent distributors. By providing technical, consulting and integration services for the Company's products, these companies expand the ability of the Company to service and implement its products.

HARDWARE VENDORS

    The Company has developed relationships with major hardware vendors such as Compaq Computer, Data General, Digital Equipment, Hewlett-Packard, IBM, Siemens AG, and Sun Microsystems, Inc. These hardware vendors provide sales leads, technical support and, in some cases, have funded the cost of porting the Company's products to their hardware.

SOFTWARE VENDORS

    The Company has established relationships with third-party software vendors including Informix Corporation, Microsoft Corporation, Oracle Corporation, and Sybase, Inc. These vendors provide sales leads, assist the Company in developing the capability of the Company's products to interoperate with third-party software and assist the Company in incorporating new technologies.

PRODUCT DEVELOPMENT

    The Company has a dedicated product development and engineering organization and has periodically released new products and enhancements to existing products. Product development efforts are directed at increasing product functionality, improving product performance, providing support to existing products, expanding the capabilities of the products to interoperate with third-party software and hardware and developing new products. In particular, the Company has from time to time devoted substantial development resources to develop additional modules for its products and the capability to support additional platforms, databases, GUIs, toolsets and emerging technologies, such as Intranet/Internet web-based access to applications. While the Company anticipates that certain new products and enhancements will be developed internally, the Company may acquire or license technology or software from third parties when appropriate.

    There can be no assurance that the Company will be successful in developing and marketing product enhancements or new products that respond to technological change, changes in customer requirements, or emerging industry standards, that the Company will not experience difficulties that could delay or prevent the successful development, introduction and marketing of such products and enhancements, or that any new products or enhancements that it may introduce will achieve market acceptance. The inability of the Company, for technological or other reasons, to develop and introduce new products or enhancements in a timely manner in response to changing customer requirements, technological change or emerging industry standards, would have a material adverse effect on the Company's business, results of operations and financial condition. See "Business--Risk Factors--New Products and Rapid Technological Change: Risk of Product Defects, Development Delays and Lack of Market Acceptance."

    As of December 31, 1997, the Company had 127 employees engaged in product development and engineering.

COMPETITION

    The financial applications and business software market is intensely competitive and rapidly changing. A number of companies offer products similar to the Company's products and target the same customers as the Company. The Company believes its ability to compete depends upon many factors within and outside its control, including the timing and market acceptance of new products and enhancements developed by the Company and its competitors, product functionality, performance, price, reliability, customer service and support, sales and marketing efforts and product distribution. The primary competition for Computron Financials are the financial applications software offered by Oracle Corporation, PeopleSoft, Inc., SAP AG, and others. The principal competitors for the Company's Computron Workflow and Computron COOL software are Eastman Kodak Company ("Kodak"), which acquired the software division of Wang Laboratories, Inc. ("Wang"), and FileNet Corporation. The principal competitors for the

Company's Computron Yorvik--software are Project Software Development, Inc.
(PSDI), Indus International, Inc. (Indus) and others.

INTELLECTUAL PROPERTY

    The Company's success is heavily dependent upon its proprietary technologies as well as products from third parties, software vendors, hardware vendors, etc.. The Company regards its software as proprietary, and relies primarily on a combination of contractual provisions and trade secrets, copyright and trademark law to protect its proprietary rights. The Company has no patents or patent applications pending, and existing trade secrets and copyright laws afford only limited protection. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company's products or to obtain and use information that the Company regards as proprietary. Policing unauthorized use of the Company's products is difficult, and while the Company is unable to determine the extent to which piracy of its software products exists, software piracy can be expected to be a persistent problem. The Company makes source code available to certain of its customers which may increase the likelihood of misappropriation or other misuse of the Company's software. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to the same extent as do the laws of the United States. There can be no assurance that the steps taken by the Company to protect its proprietary rights will be adequate or that the Company's competitors will not independently develop technologies that are substantially equivalent or superior to the Company's technologies.

    The Company does not believe that any of its products, trademarks or other proprietary rights infringe the proprietary rights of third parties. However, there can be no assurance that third parties will not assert infringement claims against the Company in the future with respect to current or future products. As the number of software products in the industry increases and the functionality of these products further overlap, the Company believes that software developers may become increasingly subject to infringement claims. Any such claims, with or without merit, can be time consuming and expensive to defend, cause product shipment delays or require the Company to enter into royalty or licensing agreements. Such royalty and license agreements, if required, may not be available on terms acceptable to the Company, or at all, which could have a material adverse effect on the Company's business, results of operations and financial condition.

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

    The Company has obtained a Federal registration for its trademark "Computron", and its application for a Federal registration for its trademark "Yorvik" is pending in the United States. In addition the Company has certain U.S. common law rights, and rights under foreign laws in relation to its trademarks, service marks and product names. Although the Company believes that the trademarks and service marks it uses are distinct, there can be no assurance that the Company will be able to register or protect such trademarks and service marks. See "Business--Risk Factors--Dependence on Proprietary Rights; Risks of Infringement."

EMPLOYEES

    As of December 31, 1997, the Company had 504 full-time employees, 271 within the United States and 233 outside the United States, including 127 in product development and engineering, 190 in customer service and support, 106 in sales and marketing, and 81 in finance, administration and executive management. The Company's employees are not covered by any collective bargaining agreements. The Company believes that its relations with its employees are good.

RISK FACTORS

    HISTORY OF NET LOSSES

    The Company incurred net losses of $8.6 million for 1995, $31.8 million for 1996, and $13.6 million for the year ended December 31, 1997. As of December 31, 1997, the Company had an accumulated deficit of $63.0 million. There can be no assurance that the Company will be profitable in the future. The Company has restated previously reported results for the years ended December 31, 1992, 1993, 1994 and 1995, including certain unaudited quarters therein and for each of the three unaudited quarters ended September 30, 1996. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and
Note 2 to the Consolidated Financial Statements.

POTENTIAL FOR SIGNIFICANT FLUCTUATIONS IN QUARTERLY OPERATING RESULTS;
  SEASONALITY

    The Company has experienced, and may in the future experience, significant quarter to quarter fluctuations in revenues and results of operations. Such fluctuations may result in volatility in the price of the Company's Common Stock. Quarterly revenues and results of operations may fluctuate as a result of a variety of factors, including the proportion of revenues attributable to license fees versus services, the utilization of third parties to perform services, the amount of revenue generated by resales of third party software, changes in product mix, demand for the Company's products, the size and timing of individual license transactions, the introduction of new products and product enhancements by the Company or its competitors, changes in customer budgets, competitive conditions in the industry and general economic conditions. Further, the license of the Company's products generally involves a significant commitment of capital by the customer and may be delayed due to time-consuming authorization procedures within an organization. For these and other reasons, the sales cycles for the Company's products are typically lengthy and subject to a number of significant risks over which the Company has little or no control, including customers' budgetary constraints and internal authorization reviews. The Company has historically operated with little backlog, since its products are generally shipped as orders are received. The Company has historically recognized a substantial portion of its revenues in the last month of a quarter, with these revenues frequently concentrated in the last week of the quarter. License fees in any quarter are substantially dependent on orders booked and shipped in the last month and last week of that quarter. Delays in the timing of recognition of specific revenues may adversely and disproportionately affect the Company's results of operations because a high percentage of the Company's operating expenses are relatively fixed, planned expenditures are based primarily on sales forecasts and only a small percentage of the Company's operating expenses vary with its revenues. Accordingly, the Company believes that period to period comparisons of results of operations are not necessarily meaningful and should not be relied upon as an indication of future results of operations. There can be no assurance that the Company will be profitable in any future quarter.

    The Company's business has experienced and is expected to continue to experience significant seasonality, due in part to customer buying patterns. These fluctuations are caused primarily by customer budgeting and purchasing patterns, and by the Company's sales commission policies which generally compensate sales personnel on the basis of quarterly and annual performance quotas. The Company believes this pattern may continue in the future.

    Due to the foregoing factors, the Company's operating results may be below the expectations of public market analysts and investors, in some future quarter. Such an event may have a material adverse effect on the price of the Company's Common Stock. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

    On March 6, 1998, the District Court issued a final order approving the settlement of this class action securities litigation. The overall settlement includes consideration totaling $15 million for the benefit of class members, including $6 million of consideration from the Company, and payments from certain of its present and former officers and directors, its former auditors, and the insurance companies that provided Computron with directors and officers liability insurance. In return for the payments by the insurance companies, the settlement also resolves a separate lawsuit brought by the Company against the insurance companies. As its share of the settlement, the Company paid $1 million in cash, and will issue 1 million shares of Common Stock of the Company. The Company recorded a charge to operations of $6 million during the quarter ended September 30, 1997, reflecting the Company's share of the settlement costs, excluding legal fees.

    The class members will receive a non-transferable right to resell the stock received in the settlement to a business trust formed by the Company at a price of $5.00 per share. The trust was capitalized by a contribution of $5 million by the Company in March 1998, which amount will be used to pay the claims of any class members who receive stock in the settlement and exercise their right to resell such stock to the trust according to the terms of the Stipulation of Settlement. The resale right will expire at the end of the exercise period, or earlier as to any shares issued in the settlement that are sold by class members prior to the final day of the exercise period. The resale right will also expire earlier than the exercise period if the closing price of the Company's Common Stock is higher than $5.00 for 20 consecutive trading days.

    Historically, the Company has been involved in other disputes and/or litigation encountered in its normal course of business. The Company believes that the ultimate outcome of these proceedings will not have a material adverse effect on the Company's business, financial condition and results of operations or cash flows.

MANAGEMENT CHANGES

    The Company experienced significant turnover of executive management during 1996 and early 1997. In February 1997, the Company added a number of key officers, including its President and Chief Executive Officer and its Executive Vice President and Chief Financial Officer, and later in 1997 added its Senior Vice President of Operations and Senior Vice President of Sales and Marketing. Failure to attract and maintain key management and employee personnel could have material adverse effects on the quality of the Company's products, and the Company's business and financial condition and results of operations.

REPORTING, OPERATING AND CONTROL ENVIRONMENT

    In response to the management letters discussed below and recent operating results, the Company hired senior executives with significant experience in the software industry during 1997, and improved the financial and accounting processes, controls, reporting systems, and procedures, which eliminated all material weaknesses.

    Following the audits of the Company's consolidated financial statements for 1994, 1995 and 1996, the Company received management letters from its former independent public accountants, which enumerated material weaknesses in the Company's financial and accounting processes, controls, reporting systems and procedures. The Company's former independent public accountants highlighted the Company's need for additional financial and accounting personnel with software industry experience.

INTENSE COMPETITION

    The financial applications and business software market is intensely competitive and rapidly changing. A number of companies offer products similar to the Company's products and target the same customers as the Company. The Company believes its ability to compete depends upon many factors within and outside its control, including the timing and market acceptance of new products and enhancements developed by the Company and its competitors, product functionality, performance, price, reliability, customer service and support, sales and marketing efforts and product distribution. The primary competition for Computron Financials is the financial applications software offered by Oracle Corporation, PeopleSoft, Inc. and SAP AG. The principal competitors for the Company's Computron Workflow and Computron COOL software are Eastman Kodak Company ("Kodak"), which acquired the software division of Wang Laboratories, Inc. ("Wang"), and FileNet Corporation. The principal competitors for the Company's Computron Yorvik-TM- software are Project Software Development, Inc.
(PSDI), Indus International, Inc. (Indus) and others. The Company has an agreement with Kodak pursuant to which Kodak has the right to license Computron COOL software to third parties under its own private label and modify such software. Most of the Company's competitors are substantially larger than the Company and have significantly greater financial, technical, and marketing resources, and extensive direct and indirect channels of distribution. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sale of their products than the Company. The Company's products also compete with products offered by other vendors, and with proprietary software developed by third-party professional service organizations and management information systems departments of potential customers. Due to the relatively low barriers to entry in the software market, the Company expects additional competition from other established and emerging companies as the client/server applications software market continues to develop and expand. The Company also expects that competition will increase as a result of software industry consolidations. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address the needs of the Company's prospective customers. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any of which would have a material adverse effect on the Company's business, results of operations and financial condition. There can be no assurance that the Company will be able to compete successfully against current or future competitors or that competitive pressures will not have a material adverse effect on the Company's business, results of operations and financial condition. See "Business-- Competition."

DEPENDENCE ON PRINCIPAL PRODUCTS

    Substantially all of the Company's revenues are derived from the licensing of Computron Financials, Computron Workflow, Computron COOL, Computron Yorvik and fees from related services. These products and services are expected to continue to account for substantially all of the Company's revenues for the foreseeable future. Accordingly, the Company's future results of operations will depend, in part, on achieving broader market acceptance of these products and services, as well as the Company's ability to continue to enhance these products and services to meet the evolving needs of its customers. A reduction in demand or increase in competition in the market for financial applications or business software, or decline in sales of such products and services, could have a material adverse effect on the Company's business, results of operations and financial condition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business--Products."

NEW PRODUCTS AND RAPID TECHNOLOGICAL CHANGE; RISK OF PRODUCT DEFECTS,
  DEVELOPMENT DELAYS AND LACK OF MARKET ACCEPTANCE

    The financial applications and business software market is characterized by rapid technological change, changes in customer requirements, frequent new product introductions and enhancements and emerging industry standards. Such changes may or may not affect the Company's software performance, customization, reporting functionality, or other business objectives, and may or may not render the Company incapable of meeting future customer software demands. The introduction of products embodying new technologies and emergence of new industry standards can render existing products obsolete and unmarketable. Accordingly, the life cycles of the Company's products are difficult to estimate. The Company's future success will depend in part upon its ability to enhance its current products and to develop and introduce new products that respond to evolving customer requirements and keep pace with technological development and emerging industry standards, such as new operating systems, hardware platforms, interfaces and third party applications software. There can be no assurance that the Company will be successful in developing and marketing product enhancements or new products that respond to technological change, changes in customer requirements, or emerging industry standards, that the Company will not experience difficulties that could delay or prevent the successful development, introduction and marketing of such products and enhancements, or that any new products or enhancements that it may introduce will achieve market acceptance. The inability of the Company, for technological or other reasons, to develop and introduce new products or enhancements in a timely manner in response to changing customer requirements, technological change or emerging industry standards, would have a material adverse effect on the Company's business, results of operations and financial condition.

    Software products as complex as those offered by the Company often encounter development delays and may contain undetected errors or failures when introduced or when new versions are released. Such delays, errors or failures create a risk that the software will not meet its stated functionality and could cause the Company's future operating results to fall short of the published expectations of certain public market financial analysts. From time to time, the Company ports its products to various, new platforms, though no assurance can be given concerning the successful development of the Company's software products on these additional platforms or the performance characteristics of its applications. In addition, the Company and its products and technologies rely upon third-party products from hardware vendors, software vendors, RDBMS vendors, tools vendors, reporting products, etc. Such dependencies may or may not affect the Company's ability in the future to provide continued availability and/or support for all Computron products. The Company has in the past experienced delays in the development of software by third parties which software is being licensed to and implemented by customers who are simultaneously licensing and implementing the Company's products. Those delays have resulted in delays in the development and shipment of the Company's products. There can be no assurance that, despite testing by the Company and by current and potential customers, errors will not be found in new products or enhancements after commencement of commercial shipments, or that the Company will not experience development delays, resulting in loss of or delay in market acceptance of a new product or enhancement, which could have a material adverse effect on the Company's business, results of operations and financial condition. See "Business--Product Development."

DEPENDENCE ON PROPRIETARY RIGHTS; RISKS OF INFRINGEMENT

    The Company's success is heavily dependent upon its proprietary technology. The Company regards its software as proprietary, and relies primarily on a combination of contractual provisions and trade secrets, copyright and trademark law to protect its proprietary rights. The Company has no patents or patent applications pending, and existing trade secrets and copyright laws afford only limited protection.

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

    The Company has obtained a Federal registration for its trademark "Computron", and its application for a Federal registration for its trademark "Yorvik" is pending in the United States. In addition the Company has certain U.S. common law rights, and rights under foreign laws in relation to its trademarks, service marks and product names. Although the Company believes that the trademarks and service marks it uses are distinct, there can be no assurance that the Company will be able to register or protect such trademarks and service marks.

    The Company does not believe that any of its products, trademarks or other proprietary rights infringe the proprietary rights of third parties. However, there can be no assurance that third parties will not assert infringement claims against the Company in the future with respect to current or future products. As the number of software products in the industry increases and the functionality of these products further overlap, the Company believes that software developers may become increasingly subject to infringement claims. Any such claims, with or without merit, can be time consuming and expensive to defend, cause product shipment delays or require the Company to enter into royalty or licensing agreements. Such royalty and license agreements, if required, may not be available on terms acceptable to the Company, or at all, which could have a material adverse effect on the Company's business, results of operations and financial condition. See "Business--Intellectual Property."

SECURITY RISKS

    The Company's products provide security features designed to protect its users' data from unauthorized retrieval or modification. Its built in security features utilize the capabilities of its own applications, the client operating system software, as well as the security features contained in the RDBMS platforms on which the applications run. Computron's systems add additional capabilities to those provided by the underlying security systems. Though the Company is not aware of any violations of its application security architecture within its installed base, and its security features are subject to constant review and enhancement, no assurances can be given concerning the successful implementation of security features and their effectiveness within a customer's operating environment. In the event of an actual security breach, there may be a material adverse effect on the Company's business, results of operations, and financial condition.

RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS

    The Company derived approximately $14.2 million, $21.3 million and $29.4 million or, 26.9%, 39.2% and 43.4% of its total revenues, from customers outside of the United States in 1995, 1996, and 1997, respectively. The Company expects that such revenues will continue to represent a significant percentage of its total revenues in the future. The Company believes that its continued growth and profitability will require expansion of its sales in international markets. The Company intends to continue to expand its operations outside of the United States and enter additional international markets, which will require significant management attention and financial resources. There can be no assurance, however, that the Company will be able to maintain or increase international market demand for its products and services. Most of the Company's international license fees and services revenue are denominated in foreign currencies. Decreases in the value of foreign currencies relative to the U.S. dollar could result in losses from foreign currency translations. The Company does not currently hedge its foreign exchange exposure. With respect to the Company's sales that are U.S. dollar-denominated, decreases in the value of foreign currencies relative to the U.S. dollar could make the Company's products less price competitive. Additional risks inherent in the Company's international business activities generally include unexpected changes in regulatory requirements, tariffs and other trade barriers, costs of localizing products for foreign countries, lack of acceptance of localized products in foreign markets, longer accounts receivable payment cycles, difficulties in managing international operations, potentially adverse tax consequences, restrictions on repatriation of earnings, reduced legal protection of the Company's intellectual property, and the burdens of complying with a wide variety of foreign laws. There can be no assurance that such factors will not have a material adverse effect on the Company's future international revenues and, consequently, on the Company's business, results of operations and financial condition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

EXPANSION OF INDIRECT CHANNELS

    An integral part of the Company's strategy is to expand indirect marketing channels using systems integrators and to increase the proportion of the Company's customers licensed through such indirect channels. The Company is currently investing, and intends to continue to invest, significant resources to develop indirect marketing channels. There can be no assurance that the Company will be able to attract and maintain relationships with systems integrators that will be able to market the Company's products effectively and will be qualified to provide timely and cost-effective customer support and service. The Company's agreements with such third parties are generally not exclusive and many of those third parties also market competitive products. In many cases, these agreements may be terminated by either party at any time without cause. The inability to attract and retain systems integrators could have a material adverse effect on the Company's business, results of operations and financial condition. See "Business-- Sales and Marketing" and "Strategic Alliances."

RELIANCE ON CERTAIN RELATIONSHIPS

    The Company relies on relationships with a number of consultants, systems integrators and software and hardware vendors to enhance its product development and marketing and sales efforts, to implement the Company's software products and to support its customers. These relationships, many of which are not the subject of formal written agreements, provide marketing and sales leads to the Company's direct sales force, assistance in the Company's product development process and assistance in the service and implementation of the Company's products. There can be no assurance that these companies, most of which have significantly greater financial and marketing resources than the Company, will not develop or market software products which compete with the Company's products in the future or will not otherwise discontinue their relationships with or support of the Company. The failure by the Company to maintain its existing relationships, or to establish new relationships in the future, because of a divergence of interests, acquisition of one or more of these third parties or other reason, could have a material adverse effect on the Company's business, product development, results of operations, and financial condition.

    The Company also licenses software from third parties which is incorporated into its products. These licenses expire from time to time. In addition, the Company generally does not have access to source code for the software supplied by these third parties. Certain of these third parties are small companies that do not have extensive financial and technical resources. If any of these relationships were terminated or if any of these third parties were to cease doing business or terminate the support of these products, the Company may be forced to expend significant time and development resources to try to replace the licensed software. Such an event would have a material adverse effect upon the Company's business, results of operations and financial condition. See "Business--Strategic Alliances," and "Intellectual Property."

CONTROL BY EXISTING STOCKHOLDERS

    The Company's executive officers, directors and affiliates together beneficially own approximately 58% of the outstanding shares of Common Stock as of March 6, 1998. As a result, these stockholders are able to exercise control over matters requiring stockholder approval, including the election of directors, and mergers, consolidations and sales of all or substantially all of the assets of the Company. This may prevent or discourage tender offers for the Company's Common Stock unless the terms are approved by such stockholders.

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

POSSIBLE VOLATILITY OF STOCK PRICE

    The trading price of the Company's Common Stock has been, and, in the future could be, subject to significant fluctuations in response to variations in quarterly operating results, the gain or loss of significant contracts, changes in earning estimates by analysts, announcements of technological innovations or new products by the Company or its competitors, general conditions in the software and computer industries and other events or factors. In addition, the stock market in general has experienced extreme price and volume fluctuations which have affected the market price from many companies in industries similar or related to that of the Company and which have been unrelated to the operating performance of such companies. These market fluctuations may adversely affect the market price of the Company's Common Stock.

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

ABSENCE OF DIVIDENDS

    The Company has never paid or declared any cash dividends and does not anticipate paying any cash dividends in the foreseeable future. The Company currently intends to retain any future earnings for use in its business.

DIRECTORS, EXECUTIVE OFFICERS AND KEY MANAGEMENT EMPLOYEES

    The current directors, executive officers and key management employees of the Company as of March 6, 1998, are as follows:

NAME                                              AGE                                 POSITION
--------------------------------------------      ---      --------------------------------------------------------------
Elias Typaldos..............................          47   Chairman of the Board and Senior Vice President, Research and
                                                           Development
John A. Rade................................          63   President, Chief Executive Officer, and Director
Michael R. Jorgensen........................          45   Executive Vice President, Chief Financial Officer and
                                                           Treasurer
Gennaro Vendome.............................          51   Vice President, Eastern Region and Director
Jean-Louis Nives............................          39   Senior Vice President, Sales and Marketing for North America
Gregory Groom...............................          49   Senior Vice President of Business Operations
Alex Plavocos...............................          51   Vice President, Marketing
William H. Burke............................          36   Vice President, Finance and Administration
Robert Nishi................................          37   Vice President, Product Marketing
Gregory Kopchinsky(2).......................          46   Director
Robert Migliorino(1)........................          47   Director
Michel Berty(1).............................          58   Director
William E. Vogel(2).........................          60   Director
Edwin T. Brondo(1)..........................          50   Director

------------------------

(1) Member of the Audit Committee

(2) Member of the Compensation Committee

    ELIAS TYPALDOS, a founder of the Company, has been Senior Vice President, Research and Development and a director since the Company's formation in 1978, and Chairman of the Board since March 1997.

    JOHN A. RADE joined the Company as a Director, President and Chief Executive Officer in February 1997. Prior to joining the Company, Mr. Rade, was from April, 1995, a Vice President of American Management Systems, Inc. and was also still active at S-Cubed International, a company in the client server system development and consulting market, which he founded in February 1990.

    MICHAEL R. JORGENSEN joined the Company as Executive Vice President and Chief Financial Officer, Treasurer and Secretary in February 1997. Prior to joining the Company, from June 1993 to December 1996, Mr. Jorgensen was Senior Vice President and Chief Financial Officer of Ground Round Restaurants, Inc., a publicly-held chain of family restaurants. Prior to that, from March 1992, to April 1993, he was Vice President/Finance-Middle East of Alghanim Industries. Mr. Jorgensen was Chief Financial Officer of International Proteins Corporation from May 1988 to September 1991.

    GENNARO VENDOME, a founder of the Company, has been a Vice President and director since the Company's formation in 1978. Mr. Vendome was Treasurer of the Company from 1981 until 1991 and Secretary of the Company from 1982 until 1991.

    JEAN-LOUIS NIVES joined the Company in December 1997 as Senior Vice President of Sales and Marketing for North America. Prior to joining the Company, Mr. Nives held various executive positions at

Information Resources, Inc./IRI Software, and most recently served as Executive Vice President, Software Product Management.

    GREGORY GROOM joined the Company in October 1997 as Senior Vice President of Business Operations. Mr. Groom was in charge of Channel Marketing from October 1996 to September 1997 for Healtheon, Inc., an Internet solutions provider. Prior to October 1996, Mr. Groom was the Technology and Administrative Systems Practice Leader at Watson Wyatt Worldwide, a benefits consulting firm.

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

    MICHEL BERTY has been a director since August 1996. From September 1992 until March 1997, Mr. Berty was the Chairman and Chief Executive Officer of Cap Gemini America (CGA), the U.S. subsidiary of The Cap Gemini Group, an international information technology consulting organization. Prior to that, Mr. Berty was General Secretary at Cap Gemini Sogeti Group, from 1986 to September 1992.

    WILLIAM E. VOGEL has been a director since August 1996. Since 1971, Mr. Vogel has been Chief Executive Officer of Centennial Financial Group, Inc., which is the parent of Centennial Life Insurance Company. He has also been the Chief Executive Officer of W.S. Vogel Agency, Inc. since 1961.

    EDWIN T. BRONDO has been a director since May 1997. Mr. Brondo is currently a management and financial consultant. Mr. Brondo was Chief Administrative Officer and Senior Vice President of First Albany Companies, Inc. from June 1993 until December 1997. From June 1992 to June 1993 he was a Financial Management Consultant at Comtex Information Systems, Inc., a software consulting firm. He also held positions at Goldman, Sachs & Co., Morgan Stanley & Co., Inc. and Bankers Trust Company.

    ROBERT NISHI joined the Company in August 1986 as Manager of Consulting, was promoted in 1991 to Director of National Sales Support, and became Vice President, Product Marketing in January 1998.

    Each of the Directors shall be subject to re-election at the 1998 Annual Stockholders meeting.

ITEM 2.  PROPERTIES

FACILITIES

    The Company's corporate headquarters are located in Rutherford, New Jersey in leased facilities consisting of 40,000 square feet of office space (approximately 48,800 square feet beginning in January 1998) occupied under a lease expiring in December 2002 with an option to renew the lease for one additional three-year period. The Company leases additional facilities and offices, including facilities located in the Atlanta, Boston, Chicago, San Francisco, Dallas, Mississauga and Toronto, Canada and Washington, D.C. metropolitan areas. The Company also leases sales and support offices outside of North America in Australia, France, Germany, Poland, Singapore, and the United Kingdom. While the Company believes that its facilities are adequate for its present needs, the Company is consistently reviewing its needs and may add facilities in the future. The Company believes that additional space would be available on commercially reasonable terms.

ITEM 3.  LEGAL PROCEEDINGS

    On March 6, 1998 the District Court issued a final order approving a settlement in the class action securities litigation, IN RE COMPUTRON SOFTWARE, INC. SECURITIES LITIGATION, Master File No. 96-1911 (AJL), brought against the Company and certain of its present and former officers and directors in the United States District Court for the District of New Jersey.

    The overall settlement includes consideration totaling $15 million for the benefit of class members, including consideration of $6 million from the Company, and payments from certain of its present and former officers and directors, its former auditors, and the insurance companies that provided Computron with directors and officers liability insurance. In return for the payments by the insurance companies, the settlement also resolves a separate lawsuit brought by the Company against the insurance companies. As its share of the settlement, the Company has paid $1 million in cash, and will issue 1 million shares of Common Stock of the Company.

    Class members will receive a non-transferable right to resell the stock received in the settlement to a business trust formed by the Company at a price of $5.00 per share. The trust was capitalized by a contribution of $5 million by the Company in March of 1998, which will be used to pay the claims of any class members who receive stock in the settlement and exercise their right to resell such stock to the trust according to the terms of the Stipulation of Settlement. The exercise period during which class members may resell these shares to the trust will be December 1, 1998 to December 21, 1998, or a later period if all necessary court proceedings have not been completed by November 1, 1998. The resale right will expire at the end of the exercise period, or earlier, as to any shares issued in the settlement that are sold by class members prior to the final day of the exercise period. The resale right will also expire earlier than the exercise period if the closing price of Computron's Common Stock is higher than $5.00 per share for 20 consecutive trading days. The company recorded a charge to operations of $6 million during the quarter ended September 30, 1997, reflecting the Company's share of the settlement costs, excluding legal fees.

    Historically, the Company has been involved in other disputes and/or litigation encountered in its normal course of business. The Company believes that the ultimate outcome of these proceedings will not have a material adverse effect on the Company's business, financial condition and results of operations or cash flows.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders during the fourth quarter of 1997.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
       MATTERS

    The Company's Common Stock was traded on Nasdaq under the symbol "CTRN" from August 24, 1995 until January 27, 1997. From January 27, 1997 until November 11, 1997, the Company's Common Stock was traded on the over-the-counter market in the "pink sheets" and on the NASD's "Electronic Bulletin Board." On November 12, 1997, the Company's Common Stock began trading on the American Stock Exchange under the symbol "CFW."

    The following table lists the high and low sales prices for the periods set forth below:

PERIOD                                                                            HIGH        LOW
------------------------------------------------------------------------------  ---------  ---------
1996
First quarter.................................................................  18         6 1/8
Second quarter................................................................  6 1/8      4 1/4
Third quarter.................................................................  5 1/8      3 1/2
Fourth quarter................................................................  3 1/2      1 1/2
1997
First quarter.................................................................  2 15/16    1/2
Second quarter................................................................  2          7/8
Third quarter.................................................................  1 13/16    1 3/8
Fourth quarter................................................................  4 7/8      1 13/32

    As of March 6, 1998, the approximate number of record holders of the Company's Common Stock was 134.

    The Company has never paid cash dividends on its capital stock. The Company currently intends to retain any earnings for use in its business and does not anticipate paying any cash dividends in the foreseeable future.

    On December 31, 1997, in reliance on the exemption from the registration requirements of the Securities Act, pursuant to Regulation S thereunder, the Company completed the offer and sale of 1,535,140 shares of Common Stock and 383,785 warrants, each warrant exercisable for one share of Common Stock for $3.00, subject to adjustment, during the 5 years ending December 31, 2002, (the "Warrants"), for an aggregate consideration of $3,070,280. On December 31, 1997, the Company also completed the offer and sale of 1,402,360 shares of Common Stock and 350,590 Warrants in reliance on the exemption from the registration requirements of the Securities Act, pursuant to Section 4(2) of the Securities Act and Regulation D thereunder, for an aggregate consideration of $2,804,720.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

    The selected consolidated financial data set forth below for the years ended December 31, 1993, 1994 and 1995 (as restated) and 1996 and 1997 have been derived from the audited consolidated financial statements of the Company. The consolidated statement of operations data for the years ended December 31, 1995 (as restated), 1996 and 1997, and the consolidated balance sheet data for the years ended December 31, 1996 and 1997 are derived from, and are qualified by reference to, the audited consolidated financial statements, and the related notes thereto included elsewhere in this report. The selected consolidated financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements of the Company, as restated, and related notes thereto included elsewhere in this report.

                                                                           YEARS ENDED DECEMBER 31,
                                                             -----------------------------------------------------
                                                               1993       1994       1995       1996       1997
                                                             ---------  ---------  ---------  ---------  ---------
                                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA(1):
Revenues:
  License fees.............................................  $  12,694  $  20,615  $  33,766  $  17,625  $  20,372
  Services.................................................     10,894     11,858     19,029     36,770     47,219
                                                             ---------  ---------  ---------  ---------  ---------
      Total revenues.......................................     23,588     32,473     52,795     54,395     67,591
Operating expenses:
  Cost of license fees.....................................        850      2,447      4,673      2,634      2,004
  Cost of services.........................................      6,935      7,738     12,988     28,255     27,584
  Sales and marketing......................................      8,788     11,845     19,387     24,181     16,272
  Research and development.................................      4,685      6,888      9,651     11,872     10,047
  General and administrative...............................      5,668      5,607     11,269     20,014     16,467
  Purchased research and development.......................     --         --          3,797     --         --
                                                             ---------  ---------  ---------  ---------  ---------
      Total operating expenses.............................     26,926     34,525     61,765     86,956     72,374
                                                             ---------  ---------  ---------  ---------  ---------
Operating loss.............................................     (3,338)    (2,052)    (8,970)   (32,561)    (4,783)
Other income (expense)
  Costs related to settlement of class action litigation...     --         --         --           (758)    (9,591)
  Other....................................................       (203)      (206)       742      1,572        745
                                                             ---------  ---------  ---------  ---------  ---------
Total other income (expense)...............................       (203)      (206)       742        814     (8,846)
                                                             ---------  ---------  ---------  ---------  ---------
Loss before income tax provision...........................     (3,541)    (2,258)    (8,228)   (31,747)   (13,629)
Income tax provision.......................................        323        150        350        100         16
                                                             ---------  ---------  ---------  ---------  ---------
Net loss...................................................  $  (3,864) $  (2,408) $  (8,578) $ (31,847) $ (13,645)
                                                             ---------  ---------  ---------  ---------  ---------
                                                             ---------  ---------  ---------  ---------  ---------
Net loss per common share (1995 pro-forma).................                        $   (0.46) $   (1.53) $   (0.65)
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------
Shares used in net loss per common share computation
  (pro-forma 1995).........................................                           18,809     20,787     20,834
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------

                                                                              AS OF DECEMBER 31,
                                                             -----------------------------------------------------
                                                               1993       1994       1995       1996       1997
                                                             ---------  ---------  ---------  ---------  ---------
                                                                                (IN THOUSANDS)
BALANCE SHEET DATA(1):
Cash, cash equivalents, short-term investments and
  restricted cash..........................................  $   4,554  $  16,302  $  46,651  $  23,884  $  12,597
Working capital............................................      1,619      7,688     40,450      4,358      2,767
Total assets...............................................     16,119     35,075     71,367     56,693     35,598
Total debt and capital lease obligations...................      5,183      6,496        820      2,005         94
Common stock subject to repurchase.........................     --         --         --         --          5,000
Redeemable convertible preferred stock.....................     14,611     40,038     --         --         --
Total stockholders' equity (deficit).......................    (10,907)   (28,782)    46,398     14,742      6,095

------------------------

(1) The consolidated financial data for 1993 through 1995 has been restated. See
    Note 2 of Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto, as restated, and is qualified in its entirety by reference thereto.

    This Report contains statements of a forward-looking nature within the meaning of the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended, relating to future events or the future financial performance of the Company. Investors are cautioned that such statements are only predictions and that actual events or results may differ materially. In evaluating such statements, investors should specifically consider the various factors identified in this Report which could cause actual results to differ materially from those indicated by such forward-looking statements, including the matters set forth in "Business--Risk Factors."

OVERVIEW

    The Company was founded in 1978 as a developer of custom financial software for mission-critical applications in large organizations, primarily financial institutions. In the early 1980's, the Company developed financial software for legacy platforms and introduced sophisticated enterprise-wide financial software. Identifying the need for client/server financial software applications in the late 1980's, the Company commenced the re-architecture of its financial software and began the development and deployment of new products, specifically a workflow and document management product. In 1993, the Company introduced Computron Financials and Computron Workflow, the client/server versions of its financial and workflow products. Computron COOL was introduced in the latter half of 1993. Since 1994, the Company has released versions of its products with the capability to interoperate with popular RDBMS software. During the fourth quarter of 1995, the Company acquired the rights to its Computron Yorvik software.

    During 1996, the Company acquired the Financial Services Division of Generale de Service Informatique (GSI) based in Paris, France, and a portion of the business and assets of AT&T Istel and Co., GMBH, in Essen, Germany. These operations primarily provide software products and services in their respective countries.

    The Company's revenues are derived from license fees and services. Revenues for services and training are recognized upon performance of the services. The Company's license agreements generally do not provide a right of return. Historically, the Company's backlog has not been substantial, since products are generally shipped as orders are received.

    The Company has experienced, and may in the future experience, significant fluctuations in its quarterly and annual revenues and results of operations. The Company believes that domestic and international operating results will continue to fluctuate significantly in the future as a result of a variety of factors, including the timing of revenue recognition related to significant license agreements, the lengthy sales cycle for the Company's products, the proportion of revenues attributable to license fees versus services, the utilization of third parties to perform services, the amount of revenue generated by resales of third party software, changes in product mix, demand for the Company's products, the size and timing of individual license transactions, the introduction of new products and product enhancements by the Company or its competitors, changes in customers' budgets, competitive conditions in the industry and general economic conditions. For a description of certain factors which may affect the Company's operating results, see "Business--Risk Factors--Potential for Significant Fluctuations in Operating Results; Seasonality."

    Following the audits of the Company's consolidated financial statements for 1994, 1995 and 1996 the Company received management letters from its former independent public accountants, which enumerated material weaknesses in the Company's financial and accounting processes, controls, reporting systems and procedures. The Company's former independent public accountants highlighted the Company's need for additional financial and accounting personnel with software industry experience. In response to the management letters and recent operating results, during 1997 the Company hired senior executives with significant experience in the software industry, and improved the financial and accounting process, controls, reporting systems and procedures, which eliminated all material weaknesses.

    The Company has restated its consolidated financial statements for each of the four years in the period ended December 31, 1995 and certain unaudited quarters therein and for each of the three unaudited quarters ended September 30, 1996. (See Note 2 of Consolidated Financial Statements.) The Company incurred net losses of $8.6 million for 1995, $31.8 million for 1996, and $13.6 million for the year ended December 31, 1997. The 1997 results include $9.6 million of costs related to class action litigation. The Company reached a final settlement in March 1998 whereby the Company is required to pay $6 million in consideration. See "Item 3. Legal Proceedings."

    In June 1997, the Financial Accounting Standards Board (the "FASB") issued SFAS No.130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for reporting and display of comprehensive income and its components in the financial statements. SFAS 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The adoption of SFAS 130 will have no impact on the Company's consolidated results of operations, financial position or cash flows.

    In June 1997, the FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about reporting segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS 131 is effective for financial statements for fiscal years beginning after December 15, 1997, and the Company will comply beginning with year-end 1998 results. Financial statement disclosures for prior periods are required to be restated. The Company is in the process of evaluating the disclosure requirements. The adoption of SFAS 131 will have no impact on the Company's consolidated results of operations, financial position or cash flows.

    The Company is conducting a comprehensive review of its computer systems to identify those that could be affected by the "Year 2000" issue, and is developing an implementation plan to resolve the issue. The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" in the last two places as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations. Based on the fact that the majority of the Company uses a current version of its own financial software, which is Year 2000 compliant, the Year 2000 issue will not pose significant operational problems for the Company's computer systems. However, if problems are not discovered and rectified on a timely basis, the Year 2000 issue may have a material impact on the operations of the Company.

RESULTS OF OPERATIONS

    The following table sets forth for the periods indicated, certain operating data as a percentage of total revenues:

                                                                                        YEARS ENDED DECEMBER 31,
                                                                                     -------------------------------
                                                                                       1995       1996       1997
                                                                                     ---------  ---------  ---------
Revenues:
  License fees.....................................................................       64.0%      32.4%      30.1%
  Services.........................................................................       36.0       67.6       69.9
                                                                                     ---------  ---------  ---------
      Total revenues...............................................................      100.0      100.0      100.0
Operating expenses:
  Cost of license fees.............................................................        8.9        4.8        3.0
  Cost of services.................................................................       24.6       52.0       40.8
  Sales and marketing..............................................................       36.7       44.5       24.1
  Research & development...........................................................       18.3       21.8       14.9
  General and administrative.......................................................       21.3       36.8       24.3
  Purchased research and development...............................................        7.2     --         --
                                                                                     ---------  ---------  ---------
      Total operating expenses.....................................................      117.0      159.9      107.1
                                                                                     ---------  ---------  ---------
Operating loss.....................................................................      (17.0)     (59.9)      (7.1)
                                                                                     ---------  ---------  ---------
Other income (expense).............................................................        1.4        1.5      (13.1)
                                                                                     ---------  ---------  ---------
Loss before income tax provision...................................................      (15.6)     (58.4)     (20.2)
Income tax provision...............................................................        0.7        0.1     --
                                                                                     ---------  ---------  ---------
Net loss...........................................................................      (16.3)%     (58.5)%     (20.2)%
                                                                                     ---------  ---------  ---------
                                                                                     ---------  ---------  ---------

TOTAL REVENUES

    The Company's revenues are derived from license fees and services. Total revenues increased from $52.8 million in 1995 to $54.4 million in 1996, and to $67.6 million in 1997 representing increases of 3.0% and 24.3%, respectively. In 1996, services revenue experienced significant growth due in part to the acquisition of operations in France and Germany. During 1996 and 1997 these operations contributed $9.7 million and $12.7 million, respectively, of total revenues since their respective dates of acquisition. License fees declined significantly in 1996 due in part to uncertainties caused by the Company's failure to meet earnings expectations, the Company's pending litigation, and turnover of executive management. Total revenue increased during 1997 as both license fees and services revenue increased and maintenance fees increased due to a larger installed base. During 1997, the Company made significant progress removing the uncertainties effecting operations, including the hiring of an experienced executive management team, restating prior period financial statements, relisting the Company's Common Stock, reaching a preliminary settlement on class action litigation (which was judicially approved in March
1998) and raising approximately $6 million in a private placement. One customer accounted for 10.0% of the Company's total revenues in 1995.

    The Company derived approximately $14.2 million, $21.3 million and $27.9 million or 26.9%, 39.2% and 43.4% of its total revenues, from customers outside of the United States in 1995, 1996 and 1997, respectively. The Company expects that revenues derived from such customers will continue to represent a significant percentage of its total revenues in the future.

    LICENSE FEES

    License fees include revenues from software license agreements entered into between the Company and its customers with respect to both the Company's products and third party products resold by the Company. License fees decreased 47.8% from 1995 to 1996, and increased 15.6% from 1996 to 1997. The 1996 decrease was attributable, in part, to uncertainties caused by the Company's failure to meet earnings expectations, the Company's pending litigation, and turnover of executive management. For 1995, license fee revenues included the payment to the Company of a non-refundable source code and fully paid-up license fee in the amount of approximately $3.7 million pursuant to the Company's agreement with Wang. The increase in 1997 included license revenue of $3.5 million from one customer or 17.2% of total license revenue for the year.

    SERVICES REVENUE

    Services revenue includes fees from software maintenance agreements, training, installation and consulting services. Maintenance fees, including first year maintenance, are billed separately and are recognized ratably over the period of the maintenance agreement. Training and consulting service revenues are recognized as the services are performed. Services revenue increased 93.2% from 1995 to 1996, and 28.4% from 1996 to 1997. Service revenues totaling $9.7 million and $11.3 million in 1996 and 1997, reported from the Company's acquired operations in France and Germany, accounted for 54.7% of the $17.7 million growth in 1996, and 15.3% of the $10.4 million growth in 1997. The remaining increases in services revenue in 1996 and 1997, were attributable primarily to increased training and consulting services which resulted from the increased number of customers licensing the Company's products and increased maintenance revenues related to a larger installed base of the Company's products.

    COST OF LICENSE FEES

    Cost of license fees consists primarily of amounts paid to third parties with respect to products resold by the Company in conjunction with licensing of the Company's products, amortization of capitalized software development costs, and, to a lesser extent, the costs of documentation. The first two elements can vary substantially from period to period while the third element remains relatively stable as a percentage of license fees.

    Cost of license fees decreased from $4.7 million in 1995 to $2.6 million in 1996 and decreased to $2.0 million in 1997. These costs represented 13.8%, 14.9% and 9.8% of license fees in 1995, 1996 and 1997, respectively. The cost of license fees as a percentage of revenue increased from 1995 to 1996 due primarily to decreased license revenue without a corresponding decrease in the amortization of capitalized software development costs. The decrease from 1996 to 1997 resulted mainly from a decrease of the third party software resold to customers.

    COST OF SERVICES

    Cost of services consists primarily of personnel costs for training, consulting and customer support and related non-reimbursed travel costs, and costs of training third party service and support organizations for the Company's products. Total service costs increased from $13.0 million in 1995 to $28.3 million in 1996 and decreased to $27.6 million in 1997 and represented 68.3%, 76.8% and 58.4% of service revenues in 1995, 1996, and 1997, respectively. During 1996, the cost of services as a percentage of service revenues increased as a result of increases in personnel costs without corresponding billings and an increase in non-chargeable management staff. The Company significantly expanded its customer service resources, including telephone support, account management staff and third party consulting in 1996, and as a result the dollar cost of services expenditures increased substantially. Approximately $7.4 million of the increase of cost of services for 1996 related to the Company's recent acquisitions in France and Germany. During 1997, the cost of services as a percentage of service revenues decreased as a result of higher utilization rates, efficiencies obtained through the outsourcing of training services and significant increase in maintenance revenue for which there are lower associated customer support costs as compared to implementations and consulting activities.

    SALES AND MARKETING

    Sales and marketing expenses consist primarily of salaries, commissions and bonuses paid to sales and marketing personnel and travel and promotional expenses. Sales and marketing expenses increased from $19.4 million in 1995 to $24.2 million in 1996, and decreased to $16.3 million in 1997, and represented 57.4%, 137.2% and 79.9% of total license fee revenues, respectively. In 1995 and early 1996 the Company significantly increased its sales and marketing expense, due primarily to substantial hiring and increased sales commissions, and advertising costs. Approximately $4.4 million of the increase in 1996 relates to increased sales and marketing expenses in the Company's foreign locations, of which $0.8 million is attributable to newly acquired operations. Sales and marketing expenses decreased substantially during 1997 due primarily to a decrease in personnel and advertising programs.

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

    Software research and development expenses (net of capitalized software development costs) increased from $9.7 million in 1995 to, $11.9 million in 1996 and decreased to $10.0 million in 1997, and represented 18.3%, 21.8% and 14.9% of total revenues, respectively. The Company capitalized software development costs of $1.5 million, $1.1 million and none in 1995, 1996, and 1997, respectively. Gross research and development expenses increased in 1996 due primarily to the hiring and training of additional software engineers. Research and development expenses decreased during 1997 due to a decrease in the number of personnel of approximately $.7 million, and due to the reclassification of all rent, depreciation and other expenses of approximately $1.1 million to general and administrative during 1997. The rate of capitalization of software development costs may fluctuate depending on the mix and stage of development of the Company's research and development projects.

    GENERAL AND ADMINISTRATIVE

    General and administrative expenses consist primarily of salaries of administrative, executive and financial personnel, provision for doubtful accounts and outside professional fees. General and administrative expenses increased from $11.3 million in 1995 to $20.0 million in 1996 and decreased to $16.5 million in 1997, representing 21.3%, 36.8% and 24.3% of total revenues in those years, respectively. General and administrative expenses increased by $8.7 million from 1995 to 1996, primarily due to increases in the following : acquisitions in France and Germany ($1.7 million), provisions for doubtful accounts ($2.1 million), taxes and insurance ($1.6 million), professional fees ($1.4 million), $1.9 million related to severance and other costs relating to turnover of senior management. General and administrative expenses decreased by $3.5 million from 1996 to 1997, primarily due to decreases in the provisions for doubtful accounts of $4.5 million, taxes of $1.2 million and professional fees of $1.7 million, offset by a full year of operations in France and Germany, and increased severance and costs related to senior management turnover.

    PURCHASED RESEARCH AND DEVELOPMENT

    In 1995, the Company charged to expense $3.8 million related to in-process research and development acquired in the fourth quarter of 1995. Purchased research and development represents the estimated fair value of development projects which have not yet reached technological feasibility and have no future alternative use.

OPERATING LOSS

    As a consequence of the above, the Company incurred operating losses of $9 million, $32.6 million and $4.8 million in 1995, 1996 and 1997, respectively.

COSTS RELATED TO SETTLEMENT OF CLASS ACTION LITIGATION

    Litigation and settlement costs of $.8 million in 1996 and $9.6 million in 1997 were associated with the class action civil suit, and increased primarily due to the charge to operations of $6 million during the quarter ended September 30, 1997, reflecting the Company's share of the settlement costs, excluding legal fees (see Item 3).

OTHER INCOME (EXPENSE)

    Other income (expense), net increased to $0.8 million in 1996 from $0.7 million in 1995, and decreased to ($8.8 million) in 1997, due to lower invested balances of cash, cash equivalents and short-term investments, and increased costs related to the proposed settlement of the class action litigation.

    INCOME TAX PROVISION

    The Company's income tax provision was immaterial in each of the years ended 1995, 1996 and 1997.

RESULTS OF OPERATIONS

    As a consequence of the above, the Company incurred a net loss of $8.6 million in 1995, $31.8 million in 1996 and $13.6 million in 1997.

LIQUIDITY AND CAPITAL RESOURCES

    At December 31, 1997, the Company had cash, cash equivalents, restricted cash and short-term investments of $12.6 million and working capital of $2.8 million. Included in the calculation of working capital is deferred revenue of $9.1 million at December 31, 1997. As of December 31, 1997, the Company maintained a $5.2 million line of credit with two banks, which may be used for borrowings or letters of credit. By the terms of the revolving lines of credit, which were fully secured by the pledge of $5.2 million in certificates of deposit, the Company is required to comply with quarterly and annual financial statement reporting requirements. At December 31, 1997 there were $1.1 million of outstanding letters of credit under these facilities. In March 1998, the Company reduced the availability for borrowings under these lines to $1.2 million and deposited $5 million in a Delaware business trust to secure the potential repurchase obligation associated with shares of Common Stock issuable as a part of the class action securities litigation settlement (see Note 6 to the consolidated financial statements).

    The Company's operating activities used cash of $17.3 million in 1996 and $8.9 million in 1997. Net cash used in 1996 was the result of the Company's net losses and increases in accounts receivable and restricted cash, which were offset, in part, by increases in the provision for doubtful accounts, depreciation and amortization, accounts payable and accrued expenses and deferred revenue. Net cash used in 1997 was primarily the result of litigation expenses totalling approximately $9.6 million combined with the Company's operating loss of $4.8 million.

    The Company's investing activities have used cash of $5.6 million and $1.0 million in 1996 and 1997, respectively, principally for purchases of equipment and capitalized software costs, as well as the Company's acquisitions of operations in France and Germany during 1996 offset in part by decreases in short term investments.

    Cash provided by (used in) financing activities was $(2.6) million and $2.1 million in 1996 and 1997, respectively. During 1996, cash used in financing activities related principally to the repayment of debt associated with acquisitions. During December 1997, cash provided by financing activities included net proceeds of $5.5 million from the sale of 2,937,500 shares of Common Stock and warrants to purchase 734,375 shares of common stock offset by debt repayments associated with acquisitions. The December 1997 private placement requires the registration of such shares and warrants by certain dates and continued listing on a major stock exchange. In the event that these conditions are not met as further described in Note 9(a) to the consolidated financial statements, the Company may be required to issue additional shares and warrants at no cost.

    The Company has no significant capital commitments and has essentially no material debt obligations. The Company's aggregate minimum operating lease payments for 1998 will be approximately $2.4 million. As a consequence of the above, the Company expects that its operating cash flow will be sufficient to fund the Company's working capital requirements (including the Common Stock subject to repurchase as a result of the settlement of the class action securities litigation) through 1998. However, the Company's ability to achieve this result is affected by the extent of cash generated from operations and the pace at which the Company utilizes its available resources. Accordingly, the Company may in the future be required to seek additional sources of financing including the issuance of debt and/or sale of equity securities. No assurance can be given that any such additional sources of financing or guarantees will be available on acceptable terms or at all.

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

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The Company incorporates herein by reference the information concerning directors and executive officers in its Notice of Annual Stockholders' Meeting and Proxy Statement to be filed within 120 days after the end of the Company's fiscal year (the "1998 Proxy Statement").

ITEM 11.  EXECUTIVE COMPENSATION

    The Company incorporates herein by reference the information concerning executive compensation contained in the 1998 Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The Company incorporates herein by reference the information concerning security ownership of certain beneficial owners and management contained in the 1998 Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The Company incorporates herein by reference the information concerning certain relationships and related transactions contained in the 1998 Proxy Statement.

                                    PART IV

ITEM 14. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K

    (A) CONSOLIDATED FINANCIAL STATEMENTS:

                                                                                                           PAGE NO.
                                                                                                          -----------
    Reports of Independent Public Accountants...........................................................       37-38
    Consolidated Balance Sheets at December 31, 1996 and 1997...........................................          39
    Consolidated Statements of Operations for the years ended December 31, 1995
      (restated), 1996 and 1997.........................................................................          40
    Consolidated Statements of Stockholders' Equity
    (Deficit) for the years ended December 31, 1995 (restated), 1996 and 1997...........................          41
    Consolidated Statements of Cash Flows for the years ended December 31, 1995
      (restated), 1996 and 1997.........................................................................          42
    Notes to Consolidated Financial Statements..........................................................          43

    (B) CONSOLIDATED FINANCIAL STATEMENT SCHEDULES:

    Reports of Independent Public Accountants On Schedule...............................................       56-57
    Schedule II--Valuation and Qualifying Accounts:
    Years Ended December 31, 1995 (restated), 1996 and 1997.............................................          58

    (C) REPORTS ON FORM 8-K FILED IN THE FOURTH QUARTER OF 1997:

    Form 8-K: Item 5. None

    (D) EXHIBITS.

 3.1*      Fourth Amended and Restated Certificate of Incorporation.
 3.2*      Amended and Restated Bylaws of the Company.
 4.1*      Specimen Common Stock Certificate.
 4.2       See Exhibits 3.1 and 3.2 for provisions of the Certificate of Incorporation and Bylaws of the Company defining rights of holders of Common Stock of the
           Company.
 4.3#      Form of Warrant
10.1*      Series B Preferred Stock Purchase Agreement, as amended.
10.3*      Employment Agreement between the Company and Elias Typaldos, as amended.
10.4*      Employment Agreement between the Company and Gennaro Vendome, as amended.
10.6*      1995 Stock Option Plan.
10.7*      Lease Agreement between the Company and Enterprise Development Corporation.
10.8*      Loan and Security Agreement between the Company and PNC Bank (formerly
           Midlantic National Bank), as amended.
10.9*      License Agreement between the Company and Pfizer, Inc., as amended.
10.10*     OEM Software License and Distribution Agreement between the Company and Wang
           Laboratories, Inc.
10.11*     Amendment and Clarification Agreement between the Company and Wang
           Laboratories, Inc.
10.12*     Contract between the Company and Polish State Railways Central Office of
           Purchasing and Sales Ferpol, a division of Polish State Railways.
10.13*     Program License Contract between the Company and Deutsche Bank AG.
10.14*     General Agreement between the Company and Canaan Capital Limited Partnership and Canaan Capital Offshore Limited Partnership, C.V.
10.15**    Severance Agreement between the Company and Joseph Esposito.

10.16**    Employment Agreement between the Company and Michael Jorgensen.
10.17***   Termination Agreement between the Company and Andreas Typaldos.
10.18***   Consulting Agreement between the Company and Andreas Typaldos.
10.19      1995 Stock Option Plan, as amended.
10.20#     Securities Purchase Agreement.
10.21      Employment Agreement between the Company and John Rade.
10.22      Employment Agreement between the Company and William H. Burke.
10.23      Employment Agreement between the Company and Robert Hewitt.
10.24      Amendment to Securities Purchase Agreement
10.25      Amendment to Lease Agreement between the Company and Enterprise Development
           Corporation.
21.1       List of Subsidiaries.
23.1       Consent of Arthur Andersen LLP
23.2       Consent of KPMG Peat Marwick LLP
27.1       Financial Data Schedule.

# Incorporated by reference to the Exhibits filed with the Company's Form 8-K filed on January 8, 1998.

* Incorporated by reference to the Exhibits filed with the Company's Registration Statement on Form S-1, File No. 33-93990.

** Incorporated by reference to the Exhibits filed with the Company's March 31, 1997 Form 10-Q.

*** Incorporated by reference to the Exhibits filed with the Company's September
    30, 1997 Form 10-Q.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Rutherford, State of New Jersey, on this 23rd day of March 1998.

                                COMPUTRON SOFTWARE, INC.

                                By:               /s/ JOHN A. RADE
                                     -----------------------------------------
                                                    John A. Rade
                                              CHIEF EXECUTIVE OFFICER,
                                               PRESIDENT AND DIRECTOR

    Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed by the following persons in the capacities indicated on March 23, 1998.

          SIGNATURE                      TITLE(S)
------------------------------  --------------------------

      /s/ ELIAS TYPALDOS        Chairman of the Board,
------------------------------    Senior Vice President
       (Elias Typaldos)           Research and Development

                                Chief Executive Officer,
       /s/ JOHN A. RADE           President and
------------------------------    Director (Principal
        (John A. Rade)            Executive Officer)

                                Executive Vice President,
   /s/ MICHAEL R. JORGENSEN       Chief Financial
------------------------------    Officer, and Treasurer
    (Michael R. Jorgensen)        (Principal Financial
                                  and Accounting Officer)

     /s/ GENNARO VENDOME
------------------------------  Vice President, Eastern
      (Gennaro Vendome)           Region and Director

       /s/ MICHEL BERTY
------------------------------  Director
        (Michel Berty)

    /s/ GREGORY KOPCHINSKY
------------------------------  Director
     (Gregory Kopchinsky)

    /s/ ROBERT MIGLIORINO
------------------------------  Director
     (Robert Migliorino)

     /s/ WILLIAM E. VOGEL
------------------------------  Director
      (William E. Vogel)

     /s/ EDWIN T. BRONDO
------------------------------  Director
      (Edwin T. Brondo)

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders:
Computron Software, Inc.:

    We have audited the accompanying consolidated balance sheet of Computron Software, Inc. and subsidiaries as of December 31, 1997, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

    We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Computron Software, Inc. and subsidiaries as of December 31, 1997, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

                                             KPMG PEAT MARWICK LLP

Short Hills, New Jersey
January 30, 1998, except
as to note 6, which is as
of March 6, 1998

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO COMPUTRON SOFTWARE, INC.:

    We have audited the accompanying consolidated balance sheets of Computron Software, Inc. (a Delaware Corporation) and subsidiaries as of December 31, 1996, and the related statements of operations, stockholders' equity (deficit) and cash flows for each of the two years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Computron Software, Inc. and subsidiaries as of December 31, 1996, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

                                    ARTHUR ANDERSEN LLP

Boston, Massachusetts

April 16, 1997

(except with respect to the
matter discussed in Note 6,
as to which the date is
March 6, 1998)

                            COMPUTRON SOFTWARE, INC

                          CONSOLIDATED BALANCE SHEETS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                                             DECEMBER 31,
                                                                                                        ----------------------
                                                                                                           1996        1997
                                                                                                        ----------  ----------
                                                            ASSETS
Current assets:
  Cash and cash equivalents...........................................................................  $   19,730  $    6,280
  Short-term investments..............................................................................       1,073         193
  Restricted cash.....................................................................................       3,081       6,124
  Accounts receivables, less reserves of $5,084 in 1996 and $3,056 in 1997............................      20,340      11,420
  Prepaid expenses and other current assets...........................................................       1,988       3,230
                                                                                                        ----------  ----------
    Total current assets..............................................................................      46,212      27,247
                                                                                                        ----------  ----------
Equipment and leasehold improvements, at cost:
  Computer and office equipment.......................................................................      10,249      11,844
  Furniture and fixtures..............................................................................       1,436       1,298
  Leasehold improvements..............................................................................         300         592
                                                                                                        ----------  ----------
                                                                                                            11,985      13,734
  Less--accumulated depreciation and amortization.....................................................       7,598       9,670
                                                                                                        ----------  ----------
                                                                                                             4,387       4,064
                                                                                                        ----------  ----------
Capitalized software development costs, net of accumulated amortization of $3,095 in 1996 and $3,734
  in 1997.............................................................................................       2,068       1,429
Goodwill, net of accumulated amortization of $535 in 1996 and $1,072 in 1997..........................       2,580       1,732
Other assets..........................................................................................       1,446       1,126
                                                                                                        ----------  ----------
                                                                                                        $   56,693  $   35,598
                                                                                                        ----------  ----------
                                                                                                        ----------  ----------
                                             LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt and capital leases................................................  $      506  $       71
  Accounts payable....................................................................................       3,975       4,375
  Accrued expenses....................................................................................      17,420      10,956
  Note payable........................................................................................       1,402      --
  Deferred revenue....................................................................................      18,551       9,078
                                                                                                        ----------  ----------
    Total current liabilities.........................................................................      41,854      24,480
                                                                                                        ----------  ----------
Long-term liabilities:
Long-term debt and capital leases, less current portion...............................................          97          23
                                                                                                        ----------  ----------
Commitments and contingencies (Notes 4, 5 and 6)
Common stock subject to repurchase....................................................................      --           5,000
                                                                                                        ----------  ----------
Stockholders' equity:
  Preferred stock, $.01 par value, authorized 5,000 shares, no shares issued and outstanding..........      --          --
  Common stock, $.01 par value, authorized 50,000 shares; 20,801 shares and 23,777 shares issued and
    outstanding at December 31, 1996 and 1997, respectively...........................................         208         238
  Additional paid-in capital..........................................................................      63,879      69,373
  Accumulated deficit.................................................................................     (49,371)    (63,016)
  Cumulative translation adjustment...................................................................          26        (500)
                                                                                                        ----------  ----------
      Total stockholders' equity......................................................................      14,742       6,095
                                                                                                        ----------  ----------
                                                                                                        $   56,693  $   35,598
                                                                                                        ----------  ----------
                                                                                                        ----------  ----------

  The accompanying notes are an integral part of these consolidated financial statements.

                            COMPUTRON SOFTWARE, INC

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                     YEARS ENDED DECEMBER 31,
                                                                                -----------------------------------
                                                                                   1995         1996        1997
                                                                                -----------  ----------  ----------

                                                                                (RESTATED)
Revenues:
  License fees................................................................   $  33,766   $   17,625  $   20,372
  Services....................................................................      19,029       36,770      47,219
                                                                                -----------  ----------  ----------
    Total revenues............................................................      52,795       54,395      67,591
                                                                                -----------  ----------  ----------
Operating expenses:
  Cost of license fees........................................................       4,673        2,634       2,004
  Cost of services............................................................      12,988       28,255      27,584
  Sales and marketing.........................................................      19,387       24,181      16,272
  Research and development....................................................       9,651       11,872      10,047
  General and administrative..................................................      11,269       20,014      16,467
  Purchased research and development..........................................       3,797       --          --
                                                                                -----------  ----------  ----------
    Total operating expenses..................................................      61,765       86,956      72,374
                                                                                -----------  ----------  ----------
Operating loss................................................................      (8,970)     (32,561)     (4,783)
                                                                                -----------  ----------  ----------
Other income (expense):
  Costs related to settlement of class action litigation......................      --             (758)     (9,591)
  Interest income.............................................................       1,238        1,654         847
  Interest expense............................................................        (496)        (100)        (61)
  Other.......................................................................      --               18         (41)
                                                                                -----------  ----------  ----------
    Total other income (expense)..............................................         742          814      (8,846)
                                                                                -----------  ----------  ----------
Loss before for income tax provision..........................................      (8,228)     (31,747)    (13,629)
Income tax provision..........................................................         350          100          16
                                                                                -----------  ----------  ----------
Net loss......................................................................   $  (8,578)  $  (31,847) $  (13,645)
                                                                                -----------  ----------  ----------
                                                                                -----------  ----------  ----------
Net loss per common share, pro forma 1995.....................................   $   (0.46)  $    (1.53) $    (0.65)
                                                                                -----------  ----------  ----------
                                                                                -----------  ----------  ----------
Weighted average number of common shares, pro forma 1995......................      18,809       20,787      20,834
                                                                                -----------  ----------  ----------
                                                                                -----------  ----------  ----------

  The accompanying notes are an integral part of these consolidated financial statements.

                            COMPUTRON SOFTWARE, INC

                           CONSOLIDATED STATEMENTS OF

                         STOCKHOLDERS' EQUITY (DEFICIT)

                                 (IN THOUSANDS)

                                                                                STOCKHOLDERS' EQUITY (DEFICIT)
                               REDEEMABLE CONVERTIBLE              ---------------------------------------------------------
                                  PREFERRED STOCK
                   ----------------------------------------------        CLASS A                 CLASS B
                                                                          COMMON                  COMMON            COMMON
                          SERIES A                SERIES B                STOCK                   STOCK              STOCK
                   ----------------------  ----------------------  --------------------       -------------        ---------
                     SHARES       AMT.       SHARES       AMT.      SHARES      AMT.       SHARES        AMT.       SHARES
                   -----------  ---------  -----------  ---------  ---------  ---------  -----------     -----     ---------
BALANCE--
  DECEMBER 31,
  1994(1)........       1,050   $  25,554       1,467   $  14,484          8  $  --           7,900    $      79      --
Net loss.........      --          --          --          --         --         --          --           --          --
Translation
  adjustment.....      --          --          --          --         --         --          --           --          --
Accretion on
  redeemable.....      --
  convertible
    preferred
    stock........      --           1,171      --             665     --         --          --           --          --
Conversion of
  securities upon
  initial public
  offering.......      (1,050)    (26,725)     (1,467)    (15,149)        (8)    --          (7,900)         (79)     17,829
Sale of common
  stock, net of
  related
  expenses.......      --          --          --          --         --         --          --           --           2,795
Exercise of stock
  options........      --          --          --          --         --         --          --           --             120
                   -----------  ---------  -----------  ---------  ---------  ---------  -----------         ---   ---------
BALANCE--
  DECEMBER 31,
  1995(1)........      --          --          --          --         --         --          --           --          20,744
Net loss.........      --          --          --          --         --         --          --           --          --
Translation
  adjustment.....      --          --          --          --         --         --          --           --          --
Exercise of stock
  options........      --          --          --          --         --         --          --           --              57
                   -----------  ---------  -----------  ---------  ---------  ---------  -----------         ---   ---------
BALANCE--
  DECEMBER 31,
  1996...........      --          --          --          --         --         --          --           --          20,801
Net loss.........      --          --          --          --         --         --          --           --          --
Translation
  adjustment.....      --          --          --          --         --         --          --           --          --
Sale of common
  stock, net of
  related
  expenses.......      --          --          --          --         --         --          --           --           2,937
Issuance of
  common stock...      --          --          --          --         --         --          --           --              25
Exercise of stock
  options........      --          --          --          --         --         --          --           --              14
                   -----------  ---------  -----------  ---------  ---------  ---------  -----------         ---   ---------
BALANCE--
  DECEMBER 31,
  1997...........      --       $  --          --       $  --         --      $  --          --        $  --          23,777
                   -----------  ---------  -----------  ---------  ---------  ---------  -----------         ---   ---------
                   -----------  ---------  -----------  ---------  ---------  ---------  -----------         ---   ---------


                                ADDITIONAL               CUMULATIVE
                                  PAID-IN     ACCUM.       TRANS.
                      AMT.        CAPITAL     DEFICIT       ADJ.
                      -----     -----------  ---------  -------------
BALANCE--
  DECEMBER 31,
  1994(1)........   $  --        $   1,633   $ (30,316)   $    (178)
Net loss.........      --           --          (8,578)      --
Translation
  adjustment.....      --           --          --               97
Accretion on
  redeemable.....
  convertible
    preferred
    stock........      --           --          (1,836)      --
Conversion of
  securities upon
  initial public
  offering.......         178       18,569      23,206       --
Sale of common
  stock, net of
  related
  expenses.......          28       43,450      --           --
Exercise of stock
  options........           1          144      --           --
                        -----   -----------  ---------        -----
BALANCE--
  DECEMBER 31,
  1995(1)........         207       63,796     (17,524)         (81)
Net loss.........      --           --         (31,847)      --
Translation
  adjustment.....      --           --          --              107
Exercise of stock
  options........           1           83      --           --
                        -----   -----------  ---------        -----
BALANCE--
  DECEMBER 31,
  1996...........         208       63,879     (49,371)          26
Net loss.........      --           --         (13,645)      --
Translation
  adjustment.....      --           --          --             (526)
Sale of common
  stock, net of
  related
  expenses.......          30        5,478      --           --
Issuance of
  common stock...      --           --          --           --
Exercise of stock
  options........      --               16      --           --
                        -----   -----------  ---------        -----
BALANCE--
  DECEMBER 31,
  1997...........   $     238    $  69,373   $ (63,016)   $    (500)
                        -----   -----------  ---------        -----
                        -----   -----------  ---------        -----

------------------------

(1) The consolidated financial data for 1994 and 1995 has been restated. See
    Note 2 of these Consolidated Financial Statements.

  The accompanying notes are an integral part of these consolidated financial statements

                            COMPUTRON SOFTWARE, INC
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                        YEARS ENDED DECEMBER 31,
                                                                                    ---------------------------------
                                                                                       1995        1996       1997
                                                                                    -----------  ---------  ---------

                                                                                    (RESTATED)
Cash flows from operating activities:
Net loss..........................................................................   $  (8,578)  $ (31,847) $ (13,645)
  Adjustments to reconcile net loss to net cash flows used in operating activities:
  Proposed non-cash class action litigation costs.................................      --          --          5,000
  Depreciation and amortization...................................................       2,085       4,634      3,340
  Provision for doubtful accounts.................................................       2,763       4,803        300
  Loss on sale of equipment and leasehold improvements............................      --              72         27
Changes in current assets and liabilities, net of acquisitions--
  Restricted cash.................................................................        (751)     (2,330)    (3,043)
  Accounts receivable.............................................................      (4,623)     (7,329)     8,406
  Prepaid expenses and other current assets.......................................      (1,472)        487     (1,321)
  Accounts payable and accrued expenses...........................................       4,534       9,604     (3,872)
  Deferred revenue................................................................       1,291       4,615     (9,046)
                                                                                    -----------  ---------  ---------
Net cash flows used in operating activities.......................................      (4,751)    (17,291)   (13,854)
                                                                                    -----------  ---------  ---------
Cash flows from investing activities:
  Other assets....................................................................        (220)       (324)       223
  Capitalized software development costs..........................................      (1,495)     (1,088)    --
  Purchase of equipment and leasehold improvements................................      (2,948)     (2,162)    (2,121)
  Proceeds from sale of equipment and leasehold improvements......................      --          --             75
  Acquisitions of businesses, net of cash acquired................................      --          (2,116)    --
  Decrease in short-term investments..............................................         335         105        868
                                                                                    -----------  ---------  ---------
    Net cash flows used in investing..............................................      (4,328)     (5,585)      (955)
                                                                                    -----------  ---------  ---------
Cash flows from financing activities:
  Net proceeds from the sale of common stock......................................      43,478      --          5,508
  Proceeds from exercise of stock options.........................................         145          84         16
  Payments of long-term debt and capital lease obligations........................      (5,708)       (617)      (461)
  Repayments of amounts payable related to acquisitions...........................      --          (1,042)    (2,946)
  Increase (decrease) in other long-term liabilities..............................       1,000      (1,000)    --
                                                                                    -----------  ---------  ---------
    Net cash provided by (used in) financing activities...........................      38,915      (2,575)     2,117
                                                                                    -----------  ---------  ---------
Foreign currency exchange rate effects............................................          97          62       (758)
                                                                                    -----------  ---------  ---------
    Net increase (decrease) in cash and cash equivalents..........................      29,933     (25,389)   (13,450)
Cash and cash equivalents, beginning of year......................................      15,186      45,119     19,730
                                                                                    -----------  ---------  ---------
Cash and cash equivalents, end of year............................................   $  45,119   $  19,730  $   6,280
                                                                                    -----------  ---------  ---------
                                                                                    -----------  ---------  ---------
Supplemental disclosures of cash flow information and noncash financing activities:
  Cash paid during the year for--
    Interest......................................................................   $     507   $      89  $      38
    Income taxes..................................................................       1,864          38         34
  Capital lease obligations incurred..............................................          33          43     --

  The accompanying notes are an integral part of these consolidated financial statements.

                            COMPUTRON SOFTWARE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       (IN THOUSANDS, EXCEPT SHARE DATA)

(1) OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

    The Company was incorporated under the laws of the State of Delaware in September 1978. The name of the Company was changed from Computron Technologies Corporation to Computron Software, Inc. in May 1995. The Company designs, markets and supports n-tier, Internet-enabled client/server financial, workflow, desktop data access and storage, and maintenance and asset management software.

    (A) PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of Computron Software, Inc.; its wholly owned subsidiaries located in Australia, Canada, France, Germany, Hong Kong, Poland, Singapore, and the United Kingdom (collectively, the "Company"). All significant intercompany transactions and balances have been eliminated.

    (B) REVENUE RECOGNITION

    The Company generally recognizes revenue from noncancelable software licenses upon product shipment, provided collection is probable and no significant vendor and post-contract customer obligations remain at the time of shipment. The Company accounts for insignificant vendor obligations by deferring a portion of the revenue and recognizing it when the related services are performed. Post-contract support (maintenance) fees are typically billed separately and are recognized on a straight-line basis over the life of the applicable agreement. The Company recognizes services revenue from consulting and implementation services, including training, provided by both its own personnel and by third parties, upon performance of the services. The Company recognizes revenue from certain contracts, generally those with fixed prices, using the percentage of completion method. Anticipated losses, if any, are charged to operations in the period such losses are determined.

    In October 1997, the American Institute of Certified Public Accountants issued Statement of Position 97-2 "Software Revenue Recognition" ("SOP 97-2"). SOP 97-2 is effective for transactions entered into in fiscal years beginning after December 15, 1997. The Company does not believe the adoption of SOP 97-2 will have a significant impact on its current revenue recognition policies.

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

    Following the audits of the Company's consolidated financial statements for 1994, 1995 and 1996 the Company received management letters from its former independent public accountants, which enumerated material weaknesses in the Company's financial and accounting processes, controls, reporting systems and procedures. The Company's former independent public accountants highlighted the Company's need for additional financial and accounting personnel with software industry experience.

                            COMPUTRON SOFTWARE, INC.

                       (IN THOUSANDS, EXCEPT SHARE DATA)

(1) OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    In response to the management letter and recent operating results, during 1997 the Company hired senior executives with significant experience in the software industry, and improved financial and accounting processes, controls, reporting systems and procedures, which eliminated all material weaknesses.

    As discussed in Note 2, the Company restated its consolidated financial statements for each of the four years in the period ended December 31, 1995, and certain unaudited quarters therein and for each of the three unaudited quarters ended September 30, 1996. The Company reclassified certain amounts for 1996 to conform to the 1997 presentation.

    (D) CASH, CASH EQUIVALENTS, RESTRICTED CASH AND SHORT-TERM INVESTMENTS

    Cash equivalents are stated at cost, which approximates market, and consists of short-term, highly liquid investments with maturities of less than three months. Restricted cash represents the amount of certificates of deposit used as collateral for outstanding letters of credit in the same amount, and in 1997 also includes $5,000 which will be used in connection with the trust fund described in Note 6. At December 31, 1996 and 1997, short-term investments consist of U.S. Treasury bills, certificates of deposit, and short-term bonds with maturities of greater than three months, but less than one year. Short-term investments are classified as held-to-maturity and are carried at amortized cost which approximates market value.

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

    (F) SOFTWARE DEVELOPMENT COSTS

    The Company capitalizes software development costs upon the establishment of technological feasibility until the time when the product is available for general release to customers. Research and development costs are expensed as incurred.

    During 1995, 1996, and 1997, capitalized software development costs amounted to $1,495, $1,088 and $0, respectively. Annual amortization of software development costs shall be the greater of the amount computed using (a) the ratio of actual revenue from a product to the total of current and anticipated related revenues from the product or (b) the economic life of the product, estimated to be three years, on a straight-line basis.

    (G) GOODWILL

    In 1996, the Company implemented SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". This standard prescribes the method for asset impairment, evaluation for long-lived assets and certain identifiable intangibles that are either held and used or to be disposed of. Goodwill is the result of the two acquisitions in 1996 and is charged to earnings on a straight-line method over the periods estimated to be benefited, currently not exceeding five years.

                            COMPUTRON SOFTWARE, INC.

                       (IN THOUSANDS, EXCEPT SHARE DATA)

(1) OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    The Company monitors events or changes in circumstances that may indicate carrying amounts of intangible assets may not be recoverable. When such events or changes in circumstances are present, the Company assesses the recoverability of intangible assets by determining whether the carrying amount of intangible assets will be recovered through undiscounted, expected future cash flows. Should the Company determine that the carrying values of specific intangible assets are not recoverable, the Company would record a charge to reduce the carrying value of such assets to their fair values.

    (H) INCOME TAXES

    Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities, and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

    (I) POST-RETIREMENT BENEFITS

    The Company has no obligation for post-retirement benefits.

    (J) CONCENTRATION OF CREDIT RISK

    SFAS No. 105, Disclosure of Information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentration of Credit Risk, requires disclosure of any significant off-balance sheet and credit risk concentrations. The Company has no significant off-balance sheet concentration of credit risk such as foreign exchange contracts, option contracts or other foreign hedging arrangements. The Company maintains the majority of cash balances with three financial institutions and its accounts receivable credit risk is not concentrated within any geographic area. One customer represented 14.3% of accounts receivable at December 31, 1996. A separate customer represented 13.0% of accounts receivable at December 31, 1997.

    During 1995, Polish State Railways Central Office of Purchasing and Sales Ferpol, a division of Polish State Railways, accounted for approximately 10.0% of total revenues. There were no customers accounting for more than 10% of revenues in 1996 or 1997.

    (K) FOREIGN CURRENCY TRANSLATION

    The functional currency for most foreign subsidiaries is the local currency. The cumulative effects of translating the balance sheet accounts from the functional currency into the U.S. dollar at current exchange rates are included in cumulative translation adjustment in stockholders' equity (deficit). The U.S. dollar is used as the functional currency for the subsidiary in Poland.

    (L) NET LOSS PER COMMON SHARE

    Net loss per common share is presented in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128"). SFAS No. 128 provides for new accounting

                            COMPUTRON SOFTWARE, INC.

                       (IN THOUSANDS, EXCEPT SHARE DATA)

(1) OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) principles used in the calculations of earnings per share and was effective for financial statements for both interim and annual periods ended after December 15, 1997. The Company has restated the net loss per common share for all periods presented to give effect to SFAS No. 128.

    Net loss per common share is based on the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share is not presented as it is antidilutive. Stock options, warrants, common stock subject to repurchase, and contingently issuable shares in connection with the December 1997 private placement of common stock are the only securities issued which would have been included in the diluted earnings per share calculation had their effect been dilutive.

    The 1995 pro forma weighted average number of common shares assumes that all series of Redeemable Convertible Preferred Stock and Class A and Class B Common Stock had been converted to Common Stock as of the original issuance dates and that shares of Common Stock related to options issued during the period from August of 1994 to August 1995 were outstanding, computed in accordance with the treasury stock method.

    The following represents the calculations of the net loss per share for the years ended December 31, 1995 (pro forma), 1996 and 1997.

                                                                                      YEAR ENDED DECEMBER 31,
                                                                                 ---------------------------------
                                                                                   1995        1996        1997
                                                                                 ---------  ----------  ----------
Net loss.......................................................................  $  (8,578) $  (31,847) $  (13,645)
Weighted average Class A Common Stock outstanding during the period, assuming
  conversion to Common Stock...................................................        441      --          --
Weighted average Class B Common Stock outstanding during the period, assuming
  conversion to Common Stock...................................................     11,850      --          --
Weighted average Series A Convertible Preferred Stock outstanding during the
  period, assuming conversion to Common Stock..................................      3,260      --          --
Weighted average Series B Convertible Preferred Stock outstanding during the
  period, assuming conversion to Common Stock..................................      2,277      --          --
Weighted average shares of Common Stock outstanding during the year............        981      20,787      20,834
                                                                                 ---------  ----------  ----------
                                                                                    18,809      20,787      20,834
                                                                                 ---------  ----------  ----------
                                                                                 ---------  ----------  ----------
Net loss per share, pro forma in 1995..........................................  $   (0.46) $    (1.53) $    (0.65)
                                                                                 ---------  ----------  ----------
                                                                                 ---------  ----------  ----------

    (M) RECLASSIFICATIONS

    Certain reclassifications have been made to prior year financial statements to conform with current year presentations.

(2) RESTATED FINANCIAL RESULTS

    On January 27, 1997, the Company announced that certain new information had come to the attention of its Board of Directors and its independent public accountants that may impact previously reported financial results. As a result, the Company restated its consolidated financial statements for each of the four years in the period ended December 31, 1995, and certain unaudited quarters therein and for

                            COMPUTRON SOFTWARE, INC.

                       (IN THOUSANDS, EXCEPT SHARE DATA)

(2) RESTATED FINANCIAL RESULTS (CONTINUED) each of the three unaudited quarters ended September 30, 1996. In the opinion of management, all material adjustments necessary to correct the financial statements have been recorded.

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

    A summary of the impact of such restatements on the financial statements for the years ended December 31, 1992, 1993, 1994, 1995 and the unaudited nine months ended September 30, 1996 is as follows:

                                                                                 YEARS ENDED DECEMBER 31,
                                                                      ----------------------------------------------
                                                                               1992                    1993
                                                                      ----------------------  ----------------------
                                                                      PREVIOUSLY      AS      PREVIOUSLY      AS
                                                                       REPORTED    RESTATED    REPORTED    RESTATED
                                                                      -----------  ---------  -----------  ---------
Total Revenue.......................................................   $  20,513   $  19,645   $  24,282   $  23,588
Loss from operations................................................      (2,750)     (3,618)     (2,644)     (3,338)
Net Loss............................................................      (2,479)     (3,347)     (3,170)     (3,864)
Total Assets........................................................      16,453      15,585      17,302      16,119
Deferred Revenue....................................................       1,934       1,934       3,137       3,516

                                                                                 YEARS ENDED DECEMBER 31,
                                                                      ----------------------------------------------
                                                                               1994                    1995
                                                                      ----------------------  ----------------------
                                                                      PREVIOUSLY      AS      PREVIOUSLY      AS
                                                                       REPORTED    RESTATED    REPORTED    RESTATED
                                                                      -----------  ---------  -----------  ---------
Total Revenue.......................................................   $  34,958   $  32,473   $  55,519   $  52,795
Net income (Loss) from operations...................................         433      (2,052)     (7,704)     (8,970)
Net Income (Loss)...................................................          77      (2,408)     (7,312)     (8,578)
Net Loss per share..................................................         .00        (.13)       (.39)       (.46)
Total Assets........................................................      36,681      35,075      73,045      71,367
Deferred Revenue....................................................       9,935      12,376      10,474      13,667

                                                                                              NINE MONTHS ENDED
                                                                                              SEPTEMBER 30, 1996
                                                                                            ----------------------
                                                                                            PREVIOUSLY      AS
                                                                                             REPORTED    RESTATED
                                                                                            ----------  ----------
                                                                                                 (UNAUDITED)
Total Revenue.............................................................................  $   36,846  $   34,677
Loss from operations......................................................................     (22,905)    (24,786)
Net Loss..................................................................................     (21,333)    (23,214)
Net Loss per share........................................................................       (1.03)      (1.12)
Total Assets..............................................................................      60,542      58,483
Deferred Revenue..........................................................................      11,423      16,404

                            COMPUTRON SOFTWARE, INC.

                       (IN THOUSANDS, EXCEPT SHARE DATA)

(3) ACQUISITIONS

    On April 10, 1996, the Company acquired the Financial Service Division of Generale de Service Informatique (GSI) based in Paris, France. The acquisition was effective April 1, 1996. The purchase price of 15,463 French Francs (approximately $3,000) was payable $1,500 at closing and the remainder in a non-interest bearing note payable in nine equal monthly installments beginning April 30, 1996. In addition, approximately $101 of acquisition related costs were capitalized. On June 30, 1996, the Company acquired AT&T ISTEL and Co. GmbH, in Essen, Germany. The purchase price was approximately $1,200 payable $400 at closing and the balance payable in six months. Approximately $110 of acquisition related costs were capitalized.

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

Fair value of assets acquired.......................................  $   7,221
Liabilities assumed.................................................      2,887
                                                                      ---------
Net value of assets acquired........................................      4,334
Cash paid at closing................................................      1,895
                                                                      ---------
Notes payable at closing............................................  $   2,439
                                                                      ---------
                                                                      ---------

(4) LONG-TERM DEBT

                                                                                      DECEMBER 31,
                                                                                 ----------------------
                                                                                   1996        1997
                                                                                 ---------     -----
Various installment loans secured by computer equipment, payable in aggregate monthly installments of $70 including interest at rates ranging from 7.3% to
  9.5%.........................................................................  $     370   $      12
Less: current-portion..........................................................        349          12
                                                                                 ---------         ---
Long-term debt.................................................................  $      21   $      --
                                                                                 ---------         ---
                                                                                 ---------         ---

    The Company maintains a $5,250 line of credit with two banks, which expires on December 31, 1998. The revolving line of credit is secured by the pledge of $5,250 in certificates of deposits, and the Company is required to comply with quarterly and annual financial statement reporting requirements. At December 31, 1997, approximately $4,000 was available under the credit lines. At December 31, 1996 and 1997 there were $3,025 and $1,250 respectively of outstanding letters of credit under these facilities.

(5) LEASE OBLIGATIONS

    The Company has property under capital leases, which is included in equipment and leasehold improvements. Additionally, the Company leases office space and equipment under non-cancelable operating leases. Rent expense charged to operations in the accompanying consolidated statements of operations for leased office space, vehicles and equipment was $1,708, $2,669 and $2,703 for the years ended December 31, 1995, 1996 and 1997, respectively.

                            COMPUTRON SOFTWARE, INC.

                       (IN THOUSANDS, EXCEPT SHARE DATA)

(5) LEASE OBLIGATIONS (CONTINUED)
    Scheduled future minimum rental payments required for all non-cancelable leases are as follows:

                                                                             CAPITAL     OPERATING
YEARS ENDING DECEMBER 31                                                     LEASES       LEASES
-------------------------------------------------------------------------  -----------  -----------
1998.....................................................................   $      68    $   2,368
1999.....................................................................          18        2,178
2000.....................................................................           7        1,435
2001.....................................................................           3        1,080
2002.....................................................................      --              980
                                                                                  ---   -----------
Total minimum lease payments.............................................          96    $   8,041
                                                                                  ---   -----------
                                                                                  ---   -----------
  Less--Amount representing interest.....................................          14
                                                                                  ---
Present value of minimum lease payments..................................          82
  Less--Current portion..................................................          59
                                                                                  ---
Noncurrent portion.......................................................   $      23
                                                                                  ---
                                                                                  ---

(6) CONTINGENCIES

    On March 6, 1998, the District Court issued a final order approving a settlement in the class action securities litigation, IN RE COMPUTRON SOFTWARE, INC. SECURITIES LITIGATION, Master File No. 96-1911 (AJL), brought against the Company and certain of its present and former officers and directors in the United States District Court for the District of New Jersey.

    The overall settlement includes consideration totaling $15 million for the benefit of class members, including consideration from the Company, and payments from certain of its present and former officers and directors, its former auditors, and the insurance companies that provided Computron with directors and officers liability insurance. In return for the payments by the insurance companies, the settlement also resolves a separate lawsuit brought by the Company against the insurance companies. As its share of the settlement, the Company has paid $1 million in cash, and will issue 1 million shares of Common Stock of the Company.

    Class members will receive a non-transferable right to resell the stock received in the settlement to a business trust formed by the Company at a price of $5.00 per share. In March 1998, the trust was capitalized by a contribution of $5 million from the Company's restricted cash, which will be used to pay the claims of any class members who receive stock in the settlement and exercise their right to resell such stock to the trust according to the terms of the Stipulation of Settlement. The exercise period during which class members may resell these shares to the trust will be December 1, 1998 to December 21, 1998, or later period if all necessary court proceedings have not been completed by November 1, 1998. The resale right will expire at the end of the exercise period, or earlier as to any shares issued in the settlement that are sold by class members prior to the final day of the exercise period. The resale right will also expire earlier than the exercise period if the closing price of the Company's Common Stock is higher than $5.00 for 20 consecutive trading days. The Company recorded a charge to operations of $6,000 during the quarter ended September 30, 1997, reflecting the Company's share of the settlement costs, excluding legal fees.

                            COMPUTRON SOFTWARE, INC.

                       (IN THOUSANDS, EXCEPT SHARE DATA)

(6) CONTINGENCIES (CONTINUED)
    Historically, the Company has been involved in other disputes and/or litigation encountered in its normal course of business. The Company believes that the ultimate outcome of these proceedings will not have a material adverse effect on the Company's business, financial condition and results of operations or cash flows.

(7) RELATED PARTY TRANSACTIONS

    The Company is the beneficiary of an aggregate of approximately $4,000 in life insurance on the lives of certain executives. In addition, the Company is beneficiary of $1,000 life insurance on the life of the principal stockholder who is a former executive of the Company.

    The Company has certain business relationships with a company that the President and Chief Executive Officer founded and still retains a majority beneficial equity interest in. During the years ended December 31, 1995, 1996 and 1997 the Company recorded as expense approximately $425, $675 and $641 respectively, related to work performed by this entity on behalf of the Company.

    The Company entered into a Consulting Agreement dated September 29, 1997 with the Company's former chairman and principal stockholder. The Agreement provides for consulting services during the period of December 1, 1997 through November 30, 2000, in exchange for $300 for each of the first two years, and $250 for the third year.

    On December 24, 1997, the Company loaned $175 to a significant stockholder and director of the Company. Principal and interest at a per annum rate of 8% are payable in full on March 31, 1998. The loan is secured by shares of the Company's common stock.

(8) INCOME TAXES

    The components of loss before provision for income taxes is as follows:

                                                                                      YEARS ENDED DECEMBER 31,
                                                                                  ---------------------------------
                                                                                    1995        1996        1997
                                                                                  ---------  ----------  ----------
Domestic........................................................................  $  (2,945) $  (22,933) $   (6,517)
Foreign.........................................................................     (5,283)     (8,814)     (7,112)
                                                                                  ---------  ----------  ----------
    Total.......................................................................  $  (8,228) $  (31,747) $  (13,629)
                                                                                  ---------  ----------  ----------
                                                                                  ---------  ----------  ----------

    The provision for income taxes is as follows:

                                                                                                 YEARS ENDED DECEMBER 31,
                                                                                             ---------------------------------
                                                                                               1995       1996        1997
                                                                                             ---------  ---------     -----
Federal....................................................................................  $     150  $      --   $      --
State......................................................................................        100         73          16
Foreign....................................................................................        100         27      --
                                                                                             ---------  ---------         ---
    Total..................................................................................  $     350  $     100   $      16
                                                                                             ---------  ---------         ---
                                                                                             ---------  ---------         ---

    A reconciliation of Federal income taxes at the statutory rate of 34% to income taxes reflected in the accompanying consolidated statements of operations is as follows:

                                                                                       YEARS ENDED DECEMBER 31,
                                                                                   --------------------------------
                                                                                     1995        1996       1997
                                                                                   ---------  ----------  ---------
Federal income tax benefit at 34%................................................  $  (2,798) $  (10,794) $  (4,634)
State income taxes, net of Federal tax benefit...................................        100          73         16
Net operating loss and credits not benefited.....................................      2,948      10,794      4,634
Foreign income taxes.............................................................        100          27     --
                                                                                   ---------  ----------  ---------
                                                                                   $     350  $      100  $      16
                                                                                   ---------  ----------  ---------
                                                                                   ---------  ----------  ---------

    The principal components of the Company's deferred tax assets are as follows:

                                                                             DECEMBER 31,
                                                                        ----------------------
                                                                           1996        1997
                                                                        ----------  ----------
Non-deductible accruals and other.....................................  $    2,105  $    2,808
Software development costs............................................        (827)       (572)
Depreciation..........................................................         237         135
Allowance for doubtful accounts.......................................       1,639       1,077
Purchased research and development....................................       1,648       1,537
Research and development credit carryforwards.........................       2,720       2,800
Net operating loss carryforwards......................................      10,636      12,779
Valuation allowance...................................................     (18,158)    (20,564)
                                                                        ----------  ----------
Net deferred tax asset................................................  $   --      $   --
                                                                        ----------  ----------
                                                                        ----------  ----------

    At December 31, 1997, the Company had net operating loss carryforwards of approximately $32,000, which are available to offset future Federal taxable income, if any, through 2012.

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

(9) STOCKHOLDERS' EQUITY (DEFICIT)

    (A) PRIVATE PLACEMENT

    On December 31, 1997, the Company sold through a private placement, 2,937,500 shares of Common Stock and warrants to purchase 734,375 shares of the Company's Common Stock, raising net proceeds of $5,508. The warrants are exercisable at $3.00 per share, subject to adjustment, until December 31, 2002. Terms of the private placement require the Company to register the shares of Common Stock and warrants "the securities" and the Company could be required to issue additional consideration if certain conditions are not met. In the event
(i) the Registration Statement covering the shares of Common Stock and shares issuable upon exercise of the Warrants is not declared effectively by June 15, 1998, or (ii) the Company fails to maintain in good standing until December 31, 1998, the listing of Common Stock on a national securities exchange, then in each such case, the Company shall issue, at no cost, to each of the investors additional shares of Common Stock and Warrants equal to ten percent (10%) of amounts issued to the investors under the Securities Purchase Agreement ("SPA"). In addition, in the event that the Registration

Statement is not declared effective by September 15, 1998, the Company shall either (at the Company's election) (i) issue, at no additional cost, to each of the investors who are original parties to the SPA (the "Original Investors") additional shares of Common Stock and Warrants equal to ten percent (10%) of the amounts issued under the SPA and held by each such Original Investor as of September 15, 1998, or (ii) pay to each Original Investor their pro rata portion, as defined, of $818. Further, in the event that sales under the Registration Statement are unavailable to the Investors for any period in excess of 75 consecutive days or 100 total days, during the period from the date of effectiveness until December 31, 1999, for each 30 days or portion thereof in excess of either of such amounts, whichever is greater, the Company shall either (at the Company's election) (i) issue, at no additional cost, to each of the Original Investors additional shares of Common Stock and Warrants equal to one percent (1%) of the amounts issued under the SPA and held by each such Original Investor as of the date of the Company's obligation to issue additional securities or (ii) pay to each Original Investor an amount in cash equal to $81.8 multiplied by such Original Investor's pro rata share. To the extent an Original Investor no longer holds shares of Common Stock originally issued under the SPA, the number of additional shares of Common Stock or Warrants to be issued, or the amount of any cash to be paid, by the Company shall be proportionately reduced. The SPA also contains anti-dilution provisions and piggyback registration rights.

    (B) STOCK OPTION PLAN

    In June 1995, the Company adopted the 1995 Stock Option Plan (the 1995
Plan). Pursuant to the 1995 Plan, the Company may grant statutory and nonstatutory options to purchase an aggregate of up to 1,500,000 shares of Common Stock. During 1997 the Board of Directors and stockholders amended and restated the 1995 Plan to increase the number of shares issuable over the term of the 1995 Plan to a total of 4,500,000, and the Company has specifically reserved such shares. Options may be granted under the discretionary option program to employees, consultants, independent advisors and non-employee directors. Options are automatically granted to non-employee directors under the automatic option grant programs. Options granted under the discretionary grant program will have an exercise price of not less than 85% of the fair market value of the Common Stock on the grant date. Options granted under the automatic grant program will have an exercise price of 100% of the fair market value on the grant date. All options granted under the 1995 Plan are exercisable within ten years of the date of grant (or five years for statutory options granted to 10% stockholders), unless terminated earlier. Options generally vest over a four year period, however, options to purchase 1,000,000 shares of common stock were granted in 1997 and such options become immediately vested upon the occurrence of certain events.

    A summary of stock option activity under the plan is as follows:

                                                                     NUMBER OF      EXERCISE PRICE     WEIGHTED AVERAGE
                                                                       SHARES         PER SHARE         EXERCISE PRICE
                                                                     ----------  --------------------  -----------------
BALANCE, DECEMBER 31, 1994.........................................   1,090,913  $   1.17-       3.33      $    1.47
Granted............................................................     136,725      13.00                     13.00
Exercised..........................................................    (121,261)     1.17-       1.90           1.22
Canceled...........................................................    (175,756)     1.17-      13.00          10.26
                                                                     ----------  ---------  ---------         ------
BALANCE, DECEMBER 31, 1995.........................................     930,621      1.17-      13.00           2.79
Exercised..........................................................     (58,373)     1.17-       1.90           1.43
Canceled...........................................................    (110,134)     1.17-      13.00           6.33
                                                                     ----------  ---------  ---------         ------
BALANCE, DECEMBER 31, 1996.........................................     762,114      1.17-      13.00           2.27
                                                                     ----------  ---------  ---------         ------
Granted............................................................   3,209,650      1.00-       3.62           1.89
Exercised..........................................................     (14,238)      1.17                      1.17
Canceled...........................................................    (124,372)     1.17-      13.00           4.95
                                                                     ----------  ---------  ---------         ------
BALANCE, DECEMBER 31, 1997.........................................   3,833,154  $   1.00-      13.00      $    2.16
                                                                     ----------  ---------  ---------         ------
                                                                     ----------  ---------  ---------         ------
Exercisable, December 31, 1997.....................................     645,687  $   1.00-      13.00      $    1.61
                                                                     ----------  ---------  ---------         ------
                                                                     ----------  ---------  ---------         ------

    (C) ACCOUNTING FOR STOCK-BASED COMPENSATION

    The Company accounts for its stock-based compensation in accordance with the provisions of the Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to employees. In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, Accounting for Stock-Based Compensation, which is effective for fiscal years beginning after December 15, 1995. SFAS No. 123 establishes a fair-value-based method of accounting for stock-based compensation plans. The Company has adopted the disclosure-only alternative under SFAS No. 123, which required the disclosure of the pro forma effects on earnings and earnings per share as if the accounting prescribed by SFAS No. 123 had been adopted, as well as certain other information.

    The Company has computed the pro forma disclosures required under SFAS No. 123 for all stock options granted in 1996 and 1997 using the Black-Scholes option pricing model prescribed by SFAS No. 123.

    The assumptions used and the weighted average information for the years ended December 31, 1995, 1996 and 1997 are as follows:

                                                                                   YEARS ENDED DECEMBER 31,
                                                                             ------------------------------------
                                                                                1995         1996         1997
                                                                             -----------  -----------  ----------
Risk-free interest rates...................................................     6.01%        6.01%       6.01%
Expected dividend yield....................................................      --           --           --
Expected lives.............................................................    5 years      5 years     7 years
Expected volatility........................................................      50%          50%         50%
Weighted-average grant date fair value of options granted during the
  period...................................................................     $6.91         --         $1.17
Weighted-average remaining contractual life of
  options outstanding......................................................  8.35 years   7.25 years   9.0 years
Weighted-average exercise price of 301,881, 455,298, and 645,687 options
  exercisable at December 31, 1995, 1996 and 1997, respectively............     $1.49        $1.82       $1.61

    The effect of applying SFAS No. 123 would be as follows:

                                                  1995         1995         1996         1996         1997         1997
                                               AS REPORTED   PRO FORMA   AS REPORTED   PRO FORMA   AS REPORTED   PRO FORMA
                                               -----------  -----------  -----------  -----------  -----------  -----------
Net loss.....................................   $  (8,578)   $  (8,790)   $ (31,847)   $ (32,059)   $ (13,645)   $ (13,987)
Net loss per share...........................   $   (0.46)   $   (0.47)   $   (1.53)   $   (1.54)   $   (0.65)   $   (0.67)

(10) PROFIT SHARING PLAN

    The Company's Profit Sharing Plan (the Plan) is a defined contribution plan. All employees with three months of service and who are at least 21 years of age are eligible to become participants in the Plan and to make voluntary contributions based on a percentage of their compensation within certain Plan limitations.

    The Plan falls under the provisions of Section 401(k) of the Internal Revenue Code. Employees may elect to contribute a percentage of their pretax salary, subject to statutory limitations, as well as certain percentages of their after-tax salary, to the Plan. The Company was obligated to contribute 25% of the employees' first 6% of pretax salary contribution through November 30, 1997. Beginning December 1, 1997, the Company increased its matching percentage from 25% to 50% of the employees first 6% of pretax salary contribution. The Company's contributions charged to operations in the accompanying consolidated statements of operations were approximately $160, $242 and $160 for the years ended December 31, 1995, 1996, and 1997, respectively.

    In addition, the Company may make additional contributions at the discretion of the Board of Directors and such contributions would be allocated among all participants in proportion to each participant's compensation, as defined. As of December 31, 1997, no additional contributions were made under the Plan.

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

Other assets........................................................  $     375
Purchased research and development..................................      3,200
                                                                      ---------
                                                                      $   3,575
                                                                      ---------
                                                                      ---------

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

    Domestic and export sales by destination as a percentage of total revenues are as follows:

                                                                          YEARS ENDED DECEMBER 31,
                                                                       -------------------------------
                                                                         1995       1996       1997
                                                                       ---------  ---------  ---------
United States........................................................       73.1%      60.8%      56.6%
Europe...............................................................       14.5       27.6       33.1
Other................................................................       12.4       11.6       10.3
                                                                       ---------  ---------  ---------
                                                                           100.0%     100.0%     100.0%
                                                                       ---------  ---------  ---------
                                                                       ---------  ---------  ---------

    Revenues, net loss and identifiable assets for the Company's United States, Europe and other international operations are as follows:

                                                         UNITED
                                                         STATES     EUROPE      OTHER    ELIMINATIONS  CONSOLIDATED
                                                        ---------  ---------  ---------  ------------  ------------
YEAR ENDED DECEMBER 31, 1995
Revenues..............................................  $  46,212  $   2,742  $   3,841   $   --        $   52,795
Loss from operations..................................     (5,037)    (2,878)    (1,055)      --            (8,970)
Identifiable Assets...................................     71,497      2,070      2,333       (4,533)       71,367

YEAR ENDED DECEMBER 31, 1996
Revenues..............................................  $  35,121  $  14,992  $   4,282   $   --        $   54,395
Loss from operations..................................    (25,280)    (2,951)    (4,330)      --           (32,561)
Identifiable Assets...................................     55,948     16,237      1,531      (17,023)       56,693

YEAR ENDED DECEMBER 31, 1997
Revenues..............................................  $  39,726  $  22,751  $   6,036   $     (922)   $   67,591
Income (loss) from Operations.........................        885     (3,971)    (1,697)      --            (4,783)
Identifiable Assets...................................     47,161      8,777      3,938      (24,278)       35,598

              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE

TO COMPUTRON SOFTWARE, INC.:

    We have audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1996 and the related statements of operations, stockholders' equity (deficit) and cash flows for each of the two years in the period ended December 31, 1996 of Computron Software, Inc. included in this Form 10-K, and have issued our report thereon dated April 16, 1997. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in Item 14(b) of the index is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state, in all material respects, the supplemental financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          ARTHUR ANDERSEN LLP

Boston, Massachusetts
April 16, 1997
(except with respect to
the matter discussed in
Note 6, as to which the
date is March 6, 1998)

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders:
Computron Software, Inc.:

    Under date of January 30, 1998, except as to note 6, which is as of March 6, 1998, we reported on the consolidated balance sheet of Computron Software, Inc. and subsidiaries as of December 31, 1997, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the year then ended, as contained in the annual report on Form 10-K for the year ended December 31, 1997. In connection with our audit of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule for 1997 as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule for 1997 based on our audit.

    In our opinion, such financial statement schedule for 1997, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                          KPMG PEAT MARWICK LLP

Short Hills, New Jersey
January 30, 1998,
except as to Note 6,
which is as of March 6, 1998

                                                                     SCHEDULE II

                            COMPUTRON SOFTWARE, INC.

                       VALUATION AND QUALIFYING ACCOUNTS

              FOR THE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997

                                                                       BALANCE AT   CHARGED TO    AMOUNTS    BALANCE
                                                                        BEGINNING    COSTS AND    WRITTEN    AT END
                                                                         OF YEAR     EXPENSES       OFF      OF YEAR
                                                                       -----------  -----------  ---------  ---------
YEAR ENDED DECEMBER 31, 1995
  (Restated)
    Allowance for returns and doubtful accounts......................   $   2,202    $   2,763   $  (2,937) $   2,028

YEAR ENDED DECEMBER 31, 1996
    Allowances for returns and doubtful accounts.....................       2,028        4,803      (1,747)     5,084

YEAR ENDED DECEMBER 31, 1997
    Allowances for returns and doubtful accounts.....................   $   5,084    $     300   $  (2,328) $   3,056