Form 10-Q
period 1998-03-31
COMPUTRON SOFTWARE INC
filed 1998-05-14
CIK 947427

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the quarter ended March 31, 1998     Commission File Number         0-26368

                            COMPUTRON SOFTWARE, INC.
                            ------------------------
             (Exact name of registrant as specified in its charter)

                  DELAWARE                            13-2966911
       (State or other jurisdiction      (I.R.S. Employer Identification No.)
     of incorporation or organization)

               301 Route 17 North
             Rutherford, New Jersey
             (Address of principal                  07070
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

                           YES   |X|      NO    |_|

   Number of shares outstanding of the issuer's common stock as of May 5, 1998

                 Class                          Number of Shares Outstanding
----------------------------------------        ----------------------------
Common Stock, par value $0.01 per share                  23,792,105

                            COMPUTRON SOFTWARE, INC.

                                      INDEX

                                                                          Page
PART I      FINANCIAL INFORMATION                                        Number
                                                                         ------

            Item 1.  Financial Statements

                     Consolidated Balance Sheets
                        December 31, 1997 and March 31, 1998 ..............   3
                     Consolidated Statements of Operations
                        Three months ended March 31, 1997 and 1998 ........   4
                     Consolidated Statements of Cash Flows
                        Three months ended March 31, 1997 and 1998 ........   5
                     Notes to Consolidated Interim Financial Statements ...   6

            Item 2.  Management's Discussion and Analysis of Financial
                       Condition and Results of Operations ................   9

PART II     OTHER INFORMATION

            Item 1.  Legal Proceedings ....................................  23

            Item 6.  Exhibits and Reports on Form 8-K .....................  23

SIGNATURES

                Signatures ................................................  24

                            COMPUTRON SOFTWARE, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                          December 31, March 31,
                                                            1997         1998
                                                            ----         ----
                                     ASSETS
Current assets:
  Cash and cash equivalents                               $  6,280    $  6,659
  Short-term investments                                       193         185
  Restricted cash                                            6,124       6,325
  Accounts receivables, less reserves of $3,056 at
    December 31, 1997 and $2,844 at March 31, 1998          11,420      12,518
  Prepaid expenses and other current assets                  3,230       3,130
                                                          --------    --------
      Total current assets                                  27,247      28,817
                                                          --------    --------
Equipment and leasehold improvements, at cost:
  Computer and office equipment                             11,844      12,404
  Furniture and fixtures                                     1,298       1,478
  Leasehold improvements                                       592         919
                                                          --------    --------
                                                            13,734      14,801
  Less--accumulated depreciation and amortization            9,670      10,289
                                                          --------    --------
                                                             4,064       4,512
                                                          --------    --------
Capitalized software development costs, net of
  accumulated amortization of $3,734 at December
  31, 1997 and $3,911 at March 31, 1998                      1,429       1,252
Goodwill, net of accumulated amortization of $1,072
   at December 31, 1997 and $1,200 at March 31, 1998         1,732       1,549

Other assets                                                 1,126         830
                                                          --------    --------
                                                          $ 35,598    $ 36,960
                                                          ========    ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt and capital leases    $     71    $  1,723
  Accounts payable                                           4,375       4,871
  Accrued expenses                                          10,956      10,656
  Deferred revenue                                           9,078       9,644
                                                          --------    --------
      Total current liabilities                             24,480      26,894
                                                          --------    --------
Long-term liabilities:
Long-term debt and capital leases, less current portion         23       3,355
                                                          --------    --------
Commitments and contingencies
Common stock subject to repurchase                           5,000       5,000
Stockholders' equity:
                                                          --------    --------
    Preferred stock, $.01 par value, authorized 5,000
      shares, no shares issued and outstanding                  --          --
    Common stock, $.01 par value, authorized 50,000
      shares; 23,777 shares and 23,778 shares
      issued and outstanding at December 31, 1997 and
      March 31, 1998, respectively                             238         238
    Additional paid-in capital                              69,373      69,374
    Accumulated deficit                                    (63,016)    (67,221)
    Cumulative translation adjustment                         (500)       (680)
                                                          --------    --------

      Total stockholders' equity                             6,095       1,711
                                                          --------    --------
                                                          $ 35,598    $ 36,960
                                                          ========    ========

The accompanying notes are an integral part of these consolidated financial statements.

                            COMPUTRON SOFTWARE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                               Three months ended March 31,
                                               ----------------------------
                                                     1997        1998
                                                     ----        ----
Revenues:

   License fees                                  $  5,629    $  4,019
   Services                                        11,162      11,004
                                                 --------    --------
     Total revenues                                16,791      15,023
                                                 --------    --------

Operating expenses:
   Cost of license fees                               281       1,014
   Cost of services                                 6,562       7,135
   Sales and marketing                              4,954       4,249
   Research and development                         2,431       2,636
   General and administrative                       3,829       4,304
                                                 --------    --------
     Total operating expenses                      18,057      19,338
                                                 --------    --------
Operating loss                                     (1,266)     (4,315)
                                                 --------    --------


Other income (expense):
   Costs related to class action litigation          (992)        (22)
   Other income                                       261         132
                                                 --------    --------
       Other income (expense), net                   (731)        110
                                                 --------    --------

Net loss                                         $ (1,997)   $ (4,205)
                                                 ========    ========
Net loss per common
   and common equivalent share                   $  (0.10)   $  (0.18)
                                                 ========    ========
Weighted average number of
     common and common equivalent
     shares                                        20,809      23,777
                                                 ========    ========


The accompanying notes are an integral part of these consolidated financial statements.

                            COMPUTRON SOFTWARE, INC.
                      CONSOLIDATED STATEMENTS OF CASHFLOWS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                           1997        1998
                                                           ----        ----

Cash flows from operating activities:
Net loss                                               $ (1,997)   $ (4,205)
Adjustments to reconcile net loss to net
   cash flows provided by (used in) operating
   activities
   Depreciation and amortization                            870         925
Changes in current assets and liabilities
   Restricted cash                                        1,788        (203)
   Accounts receivable                                    5,317      (1,115)
   Prepaid expenses and other current assets                (29)         84
   Accounts payable and accrued expenses                 (2,260)        333
   Deferred revenue                                         136         545
Net cash flows provided by (used in) operating         --------    --------
   activities                                             3,825      (3,636)
                                                       --------    --------
Cash flows from investing activities:
   Other assets                                             196         271
   Purchase of equipment and leasehold improvements        (150)     (1,072)
   Decrease in short-term investments                      (527)         (2)
                                                       --------    --------
Net cash flows used in investing activities                (481)       (803)
                                                       --------    --------

Cash flows from financing activities:
   Proceeds from exercise of stock options                   10           1
   Proceeds from long-term debt                              --       5,000
   Payments of notes payable                             (1,402)         --
   Payments of long-term debt and capital lease
   obligations                                             (106)        (16)
                                                       --------    --------
Net cash flows provided by (used in) financing
   activities                                            (1,498)      4,985
                                                       --------    --------
Foreign currency exchange rate effects                     (359)       (167)
                                                       --------    --------
Net increase in cash and cash equivalents                 1,487         379
Cash and cash equivalents, beginning of period           19,730       6,280
                                                       ========    ========
Cash and cash equivalents, end of period               $ 21,217    $  6,659
                                                       ========    ========

Supplemental disclosures of cash flow information
and noncash financing activities:
   Cash paid during the period for -
    Interest                                           $      9    $      1
                                                       ========    ========
    Income taxes                                       $     86    $     20
                                                       ========    ========

The accompanying notes are an integral part of these consolidated financial statements.

                            COMPUTRON SOFTWARE, INC.
               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                        (in thousands, except share data)

(1) OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

The Company designs, markets and supports n-tier, Internet-enabled client/server-based financial, workflow, desktop document access and storage, and maintenance and asset management software solutions to manage mission-critical applications in large organizations operating across a broad range of industries worldwide.

Basis of Presentation:

The accompanying unaudited consolidated financial statements include the accounts of Computron Software, Inc. and its wholly owned foreign subsidiaries located in Australia, Canada, France, Germany, Poland, Singapore, South Africa and the United Kingdom, (collectively, the "Company"). These consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles and in the opinion of management, contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair presentation of these financial statements.

These consolidated financial statements should be read in conjunction with the financial statements and related notes included in the Company's 1997 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

The results of operations for the three months ended March 31, 1998 are not necessarily indicative of results to be expected for any future periods.

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

In October 1997, the American Institute of Certified Public Accountants issued Statement of Position 97-2 "Software Revenue Recognition" ("SOP 97-2"). SOP 97-2 is effective for transactions entered into in fiscal years beginning after December 15, 1997. The Company has adopted SOP 97-2 which did not have a significant impact on its current revenue recognition policies.

                            COMPUTRON SOFTWARE, INC.
         NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (continued)
                        (in thousands, except share data)

(b) Cash and Cash Equivalents

Cash equivalents are stated at cost, which approximates market, and consist of short-term, highly liquid investments with original maturities of less than three months. In addition, $5,000 borrowed on March 31, 1998 was restricted until April 8, 1998 when the bank received from the U.S. Copyright Office approvals of copyright registration applications that the Company filed prior to March 31, 1998 on its various products.

(c) Reclassification

Certain reclassifications have been made to prior periods to conform to the current year presentation.

(2) REVOLVING LINE OF CREDIT AND LONG-TERM DEBT

On March 31, 1998, the Company entered into a Loan and Security Agreement ("Agreement") which provides for maximum borrowings of up to $10 million. Upon signing, the Company borrowed $5 million pursuant to a three year term loan. The term loan bears interest at prime plus 1.5%, and is repayable in 36 monthly installments beginning May 1, 1998. The Company currently has available the lesser of $5 million or 85% of eligible receivables under a revolving line of credit pursuant to the Agreement.

Borrowings under the revolving line of credit will bear interest at prime plus 1.25%. The Agreement provides for yearly fees as follows: (i) $111 in year one, $86 in years two and three and (ii) an unused revolving line of credit fee of
 .375% per annum. The agreement is secured by substantially all domestic assets of the Company together with a pledge of 65% of the stock of its foreign subsidiaries, and contains certain financial and restrictive covenants.

(3) CONTINGENCIES

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

                 COMPUTRON SOFTWARE, INC. NOTES TO CONSOLIDATED
                    INTERIM FINANCIAL STATEMENTS (continued)
                       (in thousands, except share data)

The exercise period during which class members may resell these shares to the trust will be December 1, 1998 to December 21, 1998, or later period if all necessary court proceedings have not been completed by November 1, 1998. The resale right will expire at the end of the exercise period, or earlier as to any shares issued in the settlement that are sold by class members prior to the final day of the exercise period. The resale right will also expire earlier than the exercise period if the closing price of the Company's Common Stock is higher than $5.00 per share for 20 consecutive trading days. The Company recorded a charge to operations of $6 million during the quarter ended September 30, 1997, reflecting the Company's share of the settlement costs, excluding legal fees.

Historically, the Company has been involved in other disputes and/or litigation encountered in its normal course of business. The Company believes that the ultimate outcome of these proceedings will not have a material adverse effect on the Company's business, financial condition and results of operations or cash flows.

(4)  Comprehensive Income

Effective January 1, 1998 the Company adopted SFAS No. 130, a new accounting rule on reporting comprehensive income. The rule requires reporting of comprehensive income, which includes net income and all other non-owner changes in equity during a period as follows:

                                                            Three Months Ended
                                                                 March 31,
                                                          ----------------------

                                                               1997       1998
                                                            -------    -------

Net loss ..............................................     $(1,997)   $(4,205)

Cumulative translation adjustment......................        (694)      (180)
                                                            -------    -------
Comprehensive income ..................................     $(2,691)   $(4,385)
                                                            =======    =======

(5)  Net Loss Per Common Share

Net loss per common share is presented in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128"). SFAS No. 128 provides for new accounting principles used in the calculation of earnings per share and was effective for financial statements for both interim and annual periods ended after December 15, 1997. The Company has restated the net loss per common share for all periods presented to give effect to SFAS No. 128.

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

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Overview

This Report contains statements of a forward-looking nature relating to future events or the future financial performance of the Company. Investors are cautioned that such statements are only predictions and that actual events or results may differ materially. In evaluating such statements, investors should specifically consider the various factors identified in this Report and in the Company's 1997 Annual Report on Form 10-K filed with the Securities and Exchange Commission which could cause actual results to differ materially from those indicated by such forward-looking statements, including the matters set forth under the caption "Certain Factors That May Affect Future Results and Financial Condition and the Market Price of Securities" below.

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

During 1996, the Company acquired the Financial Services Division of Generale de Service Informatique (GSI) based in Paris, France, and certain assets of AT&T Istel and Co., GMBH, in Essen, Germany. These operations primarily provide software services in their respective countries.

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

The Company incurred net losses of $8.6 million for 1995, $31.8 million for 1996, and $13.6 million for 1997, and reported a net loss of $4.2 million for the quarter ended March 31, 1998. As of March 31, 1998, the Company had an accumulated deficit of $67.2 million. There can be no assurance that the Company will be profitable in the future.

In June 1997, the FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about reporting segments in annual financial statements and requires that those enterprises report selected information about reporting segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS 131 is effective for financial statements for fiscal years beginning after December 15, 1997, and the Company will comply beginning with year-end 1998 results. Financial statement disclosures for prior periods are required to be restated. The Company is in the process of evaluating the disclosure requirements. The adoption of SFAS 131 will have no impact on the Company's consolidated results of operations, financial position or cash flows.

Results of Operations

The following table sets forth, for the periods indicated, certain operating data as a percentage of total revenues:

                               Three Months Ended
                                   March 31,
                           ---------------------------
                                 1997      1998
                                 ----      ----
Revenues:
  License fees ..............    33.5%     26.8%
  Services ..................    66.5      73.2
                                -----     -----
     Total revenues .........   100.0     100.0

Operating expenses:
  Cost of license fees ......     1.7       6.7
  Cost of services ..........    39.1      47.5
  Sales and marketing .......    29.5      28.3
  Research and development ..    14.4      17.6
  General and administrative     22.8      28.6
                                -----     -----
     Total operating expenses   107.5     128.7
                                -----     -----

Operating loss ..............    (7.5)    (28.7)
Other income (expense) ......    (4.4)       .7
                                -----     -----
Loss before income taxes ....   (11.9)    (28.0)
Income tax provision ........      --        --

                                -----     -----
Net loss ....................   (11.9)%   (28.0)%
                                =====     =====

Total Revenues

Total revenues decreased 10.5% for the three months ended March 31, 1998, compared to the three months ended March 31, 1997. The decrease was mainly attributable to license fee revenue of $3.5 million received from one customer during the first quarter of 1997.

The Company derived approximately $7.4 million and $7.9 million or 44.0% and 52.5% of its total revenues, from customers outside of the United States for the three months ended March 31, 1997 and 1998, respectively. The Company expects that such revenues will continue to represent a significant percentage of its total revenues in the future. Most of the Company's international license fees and services revenue are denominated in foreign currencies. With respect to the Company's sales that are US dollar-denominated, decreases in the value of foreign currencies relative to the US dollar could make the Company's products less price competitive.

License Fees

License fees include revenues from software license agreements entered into between the Company and its customers with respect to both the Company's products and third party products resold by the Company. License fees decreased 28.6% for the three months ended

March 31, 1998, as compared to the three months ended March 31, 1997. The decrease was attributable to a $3.5 million license contract in 1997 from one customer which represented 62.2% of total license revenues during the quarter ended March 31, 1997.

Services Revenue

Services revenue includes fees from software maintenance agreements, training, installation and consulting services. Maintenance fees are billed separately and are recognized ratably over the period of the maintenance agreement. Training, installation and consulting service revenues are recognized as the services are performed. Services revenue remained relatively flat for the three months ended March 31, 1998, as compared to the three months ended March 31, 1997.

Cost of License Fees

Cost of license fees consists primarily of amortization of capitalized software development costs, amounts paid to third parties with respect to products resold by the Company in conjunction with licensing of the Company's products and, to a lesser extent, the costs of documentation.

The dollar cost of license fees increased substantially during the quarter ended March 31, 1998 as compared to the corresponding prior year period as more third party products were resold by the Company during the quarter ended March 31, 1998.

Cost of Services

Cost of services consists primarily of personnel costs for training, installation, consulting and customer support. These costs include training third party service and support organizations for the Company's products.

For the three months ended March 31, 1998, cost of services as a percentage of services revenue was 64.8% compared to 58.8% for the three months ended March 31, 1997, as certain consultants were transferred from billable revenue engagements to non-billable quality assurance work to expedite Computron's current 4.0 release.

Sales and Marketing

Sales and marketing expenses consist primarily of salaries, commission and bonuses, as well as travel and promotional expenses.

Sales and marketing expenses decreased for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997, primarily due to lower commissions, as well as a decrease in personnel.

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

Software research and development expenses increased from $2.4 million in the first quarter of 1997 to $2.6 million in the first quarter of 1998 due to an increase in personnel. The Company has not capitalized software development costs in either 1997 or 1998. The rate of capitalization of software development costs may fluctuate depending on the mix and stage of development of the Company's product development and engineering projects.

General and Administrative

General and administrative expenses consist primarily of administrative, executive and financial personnel costs, and outside professional fees. General and administrative expenses represented 28.6% of total revenues for the three months ended March 31, 1998, compared to 22.8% of total revenues for the three months ended March 31, 1997. General and administrative expenses increased 12.4% for the three months ended March 31, 1998, as compared to the three months ended March 31, 1997, primarily due to increases in payroll and related costs due to an increase in finance and general management personnel.

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

Liquidity and Capital Resources

At March 31, 1998, the Company had cash, cash equivalents, restricted cash and short-term investments of $13.2 million and working capital of $1.9 million. As of March 31, 1998, the Company signed a $10 million credit facility pursuant to which they borrowed $5 million under a three year term loan. Borrowings under the Agreement are secured by substantially all domestic assets of the Company including a pledge of 65% of the stock of the Company's foreign subsidiaries. The Company is required to comply with quarterly and annual financial statement reporting requirements, as well as certain financial covenants. In addition, the Company has a facility, with a separate financial institution, for $1.2 million of outstanding letters of credit that mature on July 31, 1998.

The Company's operating activities provided (used) cash of $3.8 million and ($3.6) million for the three months ended March 31, 1997 and 1998, respectively. Net cash used by operations in the three months ended March 31, 1998 was comprised primarily of the net loss offset by an increase in deferred revenue. Net cash provided by operations during the three months ended March 31, 1997 was comprised of decreases in accounts receivable and restricted cash, offset by the net loss and decreases in accounts payable and accrued expenses.

The Company's investing activities used cash of $0.5 million and $0.8 million for the three months ended March 31, 1997 and 1998, respectively. The principal uses during 1998 have been leasehold improvements and equipment purchases.

Cash provided (used) by financing activities was ($1.5) million and $5.0 million during the three months ended March 31, 1997 and 1998, respectively and related mainly to the issuance of long-term debt in 1998 and repayment of debt in 1997.

The Company has no significant capital commitments. The Company's aggregate minimum operating lease payments for the remainder of 1998 and 1999 are expected to be approximately $4.0 million. The Company expects that its operating cash flow will be sufficient to fund the Company's working capital requirements (including the Common Stock subject to repurchase as a result of the settlement of the class action securities litigation) through 1998. However, the Company's ability to achieve this result is affected by the extent of cash generated from operations and the pace at which the Company utilizes its available resources. Accordingly, the Company may in the future be required to seek additional sources of financing including the issuance of debt and/or sale of equity securities. No assurance can be given that any such additional sources of financing or guarantees will be available on acceptable terms or at all.

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

History of Operating and Net Losses

The Company generated a net loss of $31.8 million for 1996 and $13.6 million for 1997, and reported a net loss for the first quarter of 1998 of $4.2 million. The Company also incurred a net loss for each of the five years in the period ended December 31, 1995. As of March 31, 1998, the Company had an accumulated deficit of $67.2 million. There can be no assurance that the Company will be profitable in the future.

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

Due to the foregoing factors, the Company's operating results may be below the expectations of public market analysts and investors, in some future quarter . Such an event may have a material adverse effect on the price of the Company's Common Stock. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

On March 6, 1998, the District Court issued a final order approving the settlement of this class action securities litigation. See Footnote 3 to the Consolidated Interim Financial Statements.

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

Intense Competition

The financial applications and business software market is intensely competitive and rapidly changing. A number of companies offer products similar to the Company's products and target the same customers as the Company. The Company believes its ability to compete depends upon many factors within and outside its control, including the timing and market acceptance of new products and enhancements developed by the Company and its competitors, product functionality, performance, price, reliability, customer service and support, sales and marketing efforts and product distribution. The primary competition for Computron Financials is the financial applications software offered by Oracle Corporation, PeopleSoft, Inc. and SAP AG. The principal competitors for the Company's Computron Workflow and Computron COOL software are Eastman Kodak Company ("Kodak"), which acquired the software division of Wang Laboratories, Inc. ("Wang"), and FileNet Corporation. The principal competitors for the Company's Computron Yorvik(TM) software are Project Software Development, Inc.
(PSDI), Indus International, Inc. (Indus) and others. The Company has an agreement with Kodak pursuant to which Kodak has the right to license Computron COOL software to third parties under its own private label and modify such software. Most of the Company's competitors are substantially larger than the Company and have significantly greater financial, technical, and marketing resources, and extensive direct and indirect channels of distribution. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sale of their products than the Company. The Company's products also compete with products offered by other vendors, and with proprietary software developed by third-party professional service organizations and management information systems departments of potential customers. Due to the relatively low barriers to entry in the software market, the Company expects additional competition from other established and emerging companies as the client/server applications software market continues to develop and expand. The Company also expects that competition will increase as a result of software industry consolidations. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address the needs of the Company's prospective customers. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any of which would have a material adverse effect on the Company's business, results of operations and financial condition. There can be no assurance that the Company will be able to compete successfully against current or future competitors or that competitive pressures will not have a material adverse effect on the Company's business, results of operations and financial condition. See "Business--Competition", in the Company's 1997 Annual Report of Form 10-K.

Dependence on Principal Products

Substantially all of the Company's revenues are derived from the licensing of Computron Financials, Computron Workflow, Computron COOL, Computron Yorvik and fees from related services. These products and services are expected to continue to account for substantially all of the Company's revenues for the foreseeable future. Accordingly, the Company's future results of operations will depend, in part, on achieving broader market acceptance of these products and services, as well as the Company's ability to continue to enhance these products and services to meet the evolving needs of its customers. A reduction in demand or increase in competition in the market for financial applications or business software, or decline in sales of such products and services, could have a material adverse effect on the Company's business, results of operations and financial condition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and, in the Company's Annual Report on Form 10-K, "Business--Products", in the Company's 1997 Annual Report of Form 10-K.

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

Software products as complex as those offered by the Company often encounter development delays and may contain undetected errors or failures when introduced or when new versions are released. Such delays, errors or failures create a risk that the software will not meet its stated functionality and could cause the Company's future operating results to fall short of the published expectations of certain public market financial analysts. From time to time, the Company ports its products to various, new platforms, though no assurance can be given concerning the successful development of the Company's software products on these additional platforms or the performance characteristics of its applications. In addition, the Company and its products and technologies rely upon third-party products from hardware vendors, software vendors, RDBMS vendors, tools vendors, reporting products, etc. Such dependencies may or may not affect the Company's ability in the future to provide continued availability and/or support for all Computron products. The Company has in the past experienced delays in the development of software by third parties which software is being licensed to and implemented by customers who are simultaneously licensing and implementing the Company's products. Those delays have resulted in delays in the development and shipment of the Company's products. There can be no assurance that, despite testing by the Company and by current and potential customers, errors will not be found in new products or enhancements after commencement of commercial shipments, or that the Company will not experience development delays, resulting in loss of or delay in market acceptance of a new product or enhancement, which could have a material adverse effect on the Company's business, results of operations and financial condition. See "Business--Product Development," in the Company's 1997 Annual Report on Form 10-K

Dependence on Proprietary Rights; Risks of Infringement

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

The Company does not believe that any of its products, trademarks or other proprietary rights infringe the proprietary rights of third parties. However, there can be no assurance that third parties will not assert infringement claims against the Company in the future with respect to current or future products. As the number of software products in the industry increases and the functionality of these products further overlap, the Company believes that software developers may become increasingly subject to infringement claims. Any such claims, with or without merit, can be time consuming and expensive to defend, cause product shipment delays or require the Company to enter into royalty or licensing agreements. Such royalty and license agreements, if required, may not be available on terms acceptable to the Company, or at all, which could have a material adverse effect on the Company's business, results of operations and financial condition. See "Business--Intellectual Property," in the Company's 1997 Annual Report on Form 10-K

Security Risks

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

Risks Associated with International Operations

The Company derived approximately $14.2 million, $21.3 million and $29.4 million or 26.9%, 39.2% and 43.4% of its total revenues, from customers outside of the United States in 1995, 1996, and 1997, respectively. The Company derived approximately $7.4 million and $7.9 million or 44% and 52.5% of its total revenues from customers outside the United States for the quarters ended March 31, 1997 and 1998, respectively. The Company expects that such revenues will continue to represent a significant percentage of its total revenues in the future. The Company believes that its continued growth and profitability will require expansion of its sales in international markets. There can be no assurance, however, that the Company will be able to maintain or increase international market demand for its products and services. Most of the Company's international license fees and services revenue are denominated in foreign currencies. The Company does not currently hedge its foreign exchange exposure. With respect to the Company's sales that are U.S. dollar-denominated, decreases in the value of foreign currencies relative to the U.S. dollar could make the Company's products less price competitive. Additional risks inherent in the Company's international business activities generally include unexpected changes in regulatory requirements, tariffs and other trade barriers, costs of localizing products for foreign countries, lack of acceptance of localized products in foreign markets, longer accounts receivable payment cycles, difficulties in managing international operations, potentially adverse tax consequences, restrictions on repatriation of earnings, reduced legal protection of the Company's intellectual property, and the burdens of complying with a wide variety of foreign laws. There can be no assurance that such factors will not have a material adverse effect on the Company's future international revenues and, consequently, on the Company's business, results of operations and financial condition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Expansion of Indirect Channels

An integral part of the Company's strategy is to expand indirect marketing channels using systems integrators and to increase the proportion of the Company's customers licensed through such indirect channels. The Company is currently investing, and intends to continue to invest, significant resources to develop indirect marketing channels. There can be no assurance that the Company will be able to attract and maintain relationships with systems integrators that will be able to market the Company's products effectively and will be qualified to provide timely and cost-effective customer support and service. The Company's agreements with such third parties are generally not exclusive and many of those third parties also market competitive products. In many cases, these agreements may be terminated by either party at any time without cause. The inability to attract and retain systems integrators could have a material adverse effect on the Company's business, results of operations and financial condition. See "Business--Sales and Marketing" and "Strategic Alliances, " in the Company's 1997 Annual Report on Form 10-K.

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

The Company also licenses software from third parties which is incorporated into its products. These licenses expire from time to time. In addition, the Company generally does not have access to source code for the software supplied by these third parties. Certain of these third parties are small companies that do not have extensive financial and technical resources. If any of these relationships were terminated or if any of these third parties were to cease doing business or terminate the support of these products, the Company may be forced to expend significant time and development resources to try to replace the licensed software. Such an event would have a material adverse effect upon the Company's business, results of operations and financial condition. See "Business--Strategic Alliances," and "Intellectual Property," in the Company's 1997 Annual Report on Form 10-K.

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

Item 6. Exhibits and Reports on Form 8-K

      a) Exhibits

            Exhibit 10.26 - Loan and Security Agreement with Foothill Capital Corporation dated March 31, 1998

            Exhibit 27 - Financial Data Schedule (Edgar filing only).

      b) Reports on Form 8-K

            In the first quarter of 1998, the Company filed one Report on Form 8-K, dated January 8, 1998, reporting on Item 9, Sales of Equity Securities Pursuant to Regulation S.

                            COMPUTRON SOFTWARE, INC.

                                    SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     COMPUTRON SOFTWARE, INC.

Date: May 14, 1998                   By: /s/ Michael R. Jorgensen
                                         ---------------------------------
                                          Michael R. Jorgensen
                                          Executive Vice President, Chief
                                          Financial Officer, Treasurer and
                                          Secretary (Principal Financial and
                                          Accounting Officer)