Form 10-Q
period 1998-06-30
COMPUTRON SOFTWARE INC
filed 1998-08-13
CIK 947427

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


For the quarter ended June 30, 1998      Commission File Number      0-26358


                            COMPUTRON SOFTWARE, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 DELAWARE                              13-2966911
        (State or other jurisdiction of    (I.R.S. Employer Identification No.)
        incorporation or organization)


             301 Route 17 North
            Rutherford, New Jersey                      07070
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


                       YES        x              NO
                             -----------            -----------



 Number of shares outstanding of the issuer's common stock as of August 3, 1998


              Class                             Number of Shares Outstanding
----------------------------------------        -----------------------------
 Common Stock, par value $0.01 per share                 23,794,355

                            COMPUTRON SOFTWARE, INC.


                                      INDEX

                                                                              Page
PART I   FINANCIAL INFORMATION                                               Number
                                                                            --------
         Item 1.  Financial Statements

                  Consolidated Balance Sheets
                   December 31, 1997 and June 30, 1998.......................... 3
                  Consolidated Statements of Operations
                   Three and six months ended June 30, 1997 and 1998............ 4
                  Consolidated Statements of Cash Flows
                   Six months ended June 30, 1997 and 1998...................... 5
                  Notes to Consolidated Interim Financial Statements............ 6
         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations...........................10

PART II  OTHER INFORMATION

         Item 1.  Legal Proceedings.............................................24

         Item 4.  Submission of Matters to a Vote of Securities Holders.........24

         Item 6.  Exhibits and Reports on Form 8-K..............................25

SIGNATURES

         Signatures.............................................................26


                            COMPUTRON SOFTWARE, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)


                                                                    December 31,  June 30,
                                                                       1997         1998
                                                                    -----------  ----------
                                                                                 Unaudited
                                ASSETS
Current assets:
 Cash and cash equivalents                                           $  6,280    $  2,415
 Short-term investments                                                   193         188
 Restricted cash                                                        6,124       5,985
 Accounts receivables, less reserves of $3,056 at
   December 31, 1997 and $2,579 at June 30, 1998                       11,420      12,454
 Prepaid expenses and other current assets                              3,230       3,071
                                                                     --------    --------

   Total current assets                                                27,247      24,113
                                                                     --------    --------
Equipment and leasehold improvements, at cost:
 Computer and office equipment                                         11,844      12,649
 Furniture and fixtures                                                 1,298       1,506
 Leasehold improvements                                                   592         967
                                                                     --------    --------
                                                                       13,734      15,122
 Less--accumulated depreciation and amortization                        9,670      10,948
                                                                     --------    --------

                                                                        4,064       4,174
                                                                     --------    --------
Capitalized software development costs, net of
 accumulated amortization of $3,734 at December 31, 1997 and            1,429       1,076
 $4,087 at June 30, 1998
Goodwill, net of accumulated amortization of $1,072 at
December 31, 1997 and $1,328 at June 30, 1998                           1,732       1,450
Other assets                                                            1,126         890
                                                                     --------    --------
                                                                     $ 35,598    $ 31,703
                                                                     --------    --------
                                                                     --------    --------

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
 Current portion of long-term debt and capital leases                      71       1,691
 Accounts payable                                                       4,375       4,818
 Accrued expenses                                                      10,956      10,538
 Deferred revenue                                                       9,078       9,987
                                                                     --------    --------
   Total current liabilities                                           24,480      27,034
                                                                     --------    --------
Long-term liabilities:
Long-term debt and capital leases, less current portion                    23       3,075
                                                                     --------    --------

Common stock subject to repurchase                                      5,000       5,000
                                                                     --------    --------
Commitments and contingencies
Stockholders' equity (deficit):
 Preferred stock, $.01 par value, authorized 5,000
  shares, no shares issued and outstanding                                 --          --
 Common stock, $.01 par value, authorized 50,000 shares;
  23,777 shares and 23,794 shares issued and
  outstanding at December 31, 1997 and June 30, 1998, respective          238         238
 Additional paid-in capital                                            69,373      69,396
 Accumulated deficit                                                  (63,016)    (72,454)
 Cumulative translation adjustment                                       (500)       (586)
                                                                     --------    --------

   Total stockholders' equity (deficit)                                 6,095      (3,406)
                                                                     --------    --------
                                                                     $ 35,598    $ 31,703
                                                                     --------    --------
                                                                     --------    --------

The accompanying notes are an integral part of these consolidated financial statements.

                            COMPUTRON SOFTWARE, INC.
                           CONSOLIDATED BALANCE SHEETS
                 (In thousands, except share and per share data)
                                   (Unaudited)




                                                  Three Months Ended       Six Months Ended
                                                 ---------------------    -------------------
                                                 June 30,     June 30,    June 30,   June 30,
                                                   1997        1998        1997        1998
                                                --------    ---------   ---------   ---------
Revenues:
 License fees                                   $  4,883    $  3,360    $ 10,512    $  7,379
 Services                                         11,923      11,460      23,085      22,464
                                                --------    --------    --------    --------
  Total revenues                                  16,806      14,820      33,597      29,843
                                                --------    --------    --------    --------

Operating expenses:
     Cost of license fees                            606         796         887       1,810
     Cost of services                              6,871       7,127      13,433      14,262
     Sales and marketing                           3,427       4,110       8,381       8,359
     Research and development                      2,365       2,375       4,796       5,011
     General and administrative                    3,964       4,264       7,793       8,568
     Restructuring costs                            --         1,311        --         1,311
                                                --------    --------    --------    --------
        Total operating expenses                  17,233      19,983      35,290      39,321
                                                --------    --------    --------    --------
Operating loss                                      (427)     (5,163)     (1,693)     (9,478)
                                                --------    --------    --------    --------
Other income (expense):
     Costs related to class action litigation     (1,281)        (18)     (2,273)        (40)
     Other income                                    255         131         548         263
     Other expense                                   (32)       (183)        (64)       (183)
                                                --------    --------    --------    --------
        Other income (expense), net               (1,058)        (70)     (1,789)         40
                                                --------    --------    --------    --------
Net loss                                        $ (1,485)   $ (5,233)   $ (3,482)   $ (9,438)
                                                --------    --------    --------    --------
                                                --------    --------    --------    --------
Basic and diluted net loss per
        common share                            $  (0.07)   $  (0.22)   $  (0.17)   $  (0.40)
                                                --------    --------    --------    --------
                                                --------    --------    --------    --------
Weighted average basic and diluted
        common shares outstanding                 20,818      23,791      20,814      23,784
                                                --------    --------    --------    --------
                                                --------    --------    --------    --------


The accompanying notes are an integral part of these consolidated financial statements.

                            COMPUTRON SOFTWARE, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                (In thousands, except share and per share data)
                                  (Unaudited)


                                                                        Six Months Ended    Six Months Ended
                                                                         June 30, 1997        June 30, 1998
                                                                        ----------------    ----------------
Cash flows from operating activities:
Net loss                                                                   $ (3,482)            $(9,438)
Adjustments to reconcile net loss to net
    cash flows provided by (used in) operating activities-
                Depreciation and amortization                                 1,732               1,919
Changes in current assets and liabilities
                Restricted cash                                               1,788                 139
                Accounts receivable                                           7,912              (1,114)
                Prepaid expenses and other current assets                      (191)                151
                Accounts payable and accrued expenses                        (3,367)                101
                Deferred revenue                                             (3,777)                982
                                                                            --------            -------
Net cash flows provided by (used in) operating activities                       615              (7,260)
                                                                            --------            -------
Cash flows from investing activities:
                Other assets                                                    192                 229
                Purchase of equipment and leasehold improvements               (762)             (1,460)
                Short-term investments                                         (762)                  2
                                                                           --------             -------
Net cash flows used in investing activities                                  (1,332)             (1,229)
                                                                           --------             -------

Cash flows from financing activities:
                Proceeds from exercise of stock options                          12                  23
                Proceeds from long term debt                                   --                 5,000
                Repayment of notes payable                                   (1,402)                 --
                Payments of long term debt and capital lease obligations       (472)               (325)
                Decrease in liabilities related to acquisitions                (754)                 --
                                                                           --------             -------
Net cash flows provided by (used in) financing activities                    (2,616)              4,698
                                                                           --------             -------
Foreign currency exchange rate effects                                          143                 (74)
                                                                            --------            -------
Net decrease in cash and cash equivalents                                    (3,190)             (3,865)
Cash and cash equivalents, beginning of period                               19,730               6,280
                                                                            --------            -------
Cash and cash equivalents, end of period                                   $ 16,540             $ 2,415
                                                                            --------            -------
                                                                            --------            -------

Supplemental disclosures of cash flow information and noncash financing activities:
                Cash paid during the period for -
                               Interest                                    $     12             $    86
                                                                            --------            -------
                                                                            --------            -------
                               Income taxes                                $     67             $    40
                                                                            --------            -------
                                                                            --------            -------


The accompanying notes are an integral part of these consolidated financial statements.

                            COMPUTRON SOFTWARE, INC.
               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                 (In thousands, except share and per share data)

(1)  OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

The Company designs, develops, markets and supports client/server financial, workflow, plant maintenance and archival data management software solutions to manage mission-critical applications in large organizations operating across a broad range of industries worldwide.

Basis of Presentation:

The accompanying unaudited consolidated financial statements include the accounts of Computron Software, Inc. and its wholly owned foreign subsidiaries located in Australia, Canada, France, Germany, Poland, Singapore, South Africa and the United Kingdom (collectively, the "Company"). These consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles and in the opinion of management, contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair presentation of these consolidated financial statements.

These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's 1997 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

The results of operations for the three and six months ended June 30, 1998, are not necessarily indicative of results to be expected for any future periods.

(a)  Revenue Recognition

The Company recognizes revenue in accordance with Statement of Position 97-2 "Software Revenue Recognition" ("SOP 97-2"). Revenue from non-cancelable software licenses is recognized when contract negotiations are complete, delivery has occurred, the fee is fixed or determinable and collectibility is probable. Post contract support (maintenance) service fees are typically billed separately and are recognized on a straight line basis over the life of the applicable agreement. The Company recognizes service revenues from consulting and implementation services, including training, provided by both its own personnel and by third parties, upon performance of the services. The Company recognizes revenue from certain contracts, generally those with fixed prices, using the percentage of completion method. Anticipated losses, if any, are charged to operations in the period such losses are determined.

The adoption in 1998 of SOP 97-2, which is effective for transactions entered into in fiscal years beginning after December 15, 1997, did not have a significant impact on the Company's revenue recognition policies.

                            COMPUTRON SOFTWARE, INC.
         NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (continued)
                 (In thousands, except share and per share data)

(b)  Cash and Cash Equivalents

Cash equivalents are stated at cost, which approximates market, and consist of short-term, highly liquid investments with original maturities of less than three months.

(c)  Reclassification

Certain reclassifications have been made to prior periods to conform to the current period presentation.

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

Borrowings under the revolving line of credit will bear interest at prime plus 1.25%. The Agreement provides for yearly fees as follows: (i) $111 in year one, $86 in years two and three and (ii) an unused revolving line of credit fee of
 .375% per annum. The agreement is secured by substantially all domestic assets of the Company together with a pledge of 65% of the stock of its foreign subsidiaries, and contains certain financial and restrictive covenants, which were amended as of June 30, 1998.

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

                            COMPUTRON SOFTWARE, INC.
         NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (continued)
                 (in thousands, except share and per share data)

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

(4)  Comprehensive Income (Loss)

Effective January 1, 1998 the Company adopted SFAS No. 130, a new accounting rule on reporting comprehensive income (loss). The rule requires reporting of comprehensive income (loss), which includes net income (loss) and all other non-owner changes in equity (deficit) during a period as follows:



                                                    Three Months Ended              Six Months Ended
                                                         June 30,                       June 30,
                                                 --------------------------    ---------------------------
                                                    1997           1998           1997            1998
                                                 -----------    -----------    -----------     -----------
Net loss                                           $(1,485)       $(5,233)       $(3,482)        $(9,438)
Cumulative translation adjustment                      604             94            (90)            (86)
                                                 -----------    -----------    -----------     -----------
Comprehensive loss                                 $  (881)       $(5,139)       $(3,572)        $(9,524)
                                                 -----------    -----------    -----------     -----------
                                                 -----------    -----------    -----------     -----------



(5)   Basic and Diluted Net Loss Per Common Share

Basic and diluted net loss per common share is presented in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128"). SFAS No. 128 provides for new accounting principles used in the calculations of earnings (loss) per share and was effective for financial statements for both interim and annual periods ended after December 15, 1997. The Company has restated the net loss per common share for all periods presented to give effect to SFAS No. 128.

                            COMPUTRON SOFTWARE, INC.
         NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (continued)
                 (in thousands, except share and per share data)

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share is the same as basic net loss per common share since the effect of stock options, warrants, and contingently issuable shares in connection with the December 1997 private placement of common stock is antidilutive.

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

The Company was founded in 1978 as a developer of custom financial software for mission-critical applications in large organizations, primarily financial institutions. In the early 1980's, the Company developed financial software for legacy platforms and introduced sophisticated enterprise-wide financial software. Identifying the need for client/server financial software applications in the late 1980's, the Company commenced the re-architecture of its financial software and began the development and deployment of new product, specifically a workflow and document management product. In 1993, the Company introduced Computron Financials and Computron Workflow, the client/server versions of its financial and workflow products. Computron COOL was introduced in the latter half of 1993. Since 1994, the Company has released versions of its products with the capability to interoperate with popular RDBMS software. During the fourth quarter of 1995, the Company acquired the rights to its Yorvik Software.

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

The Company incurred net losses of $8.6 million for 1995, $31.8 million for 1996, and $13.6 million for 1997, and reported a net loss of $9.4 million for the six months ended June 30, 1998. As of June 30, 1998, the Company had an accumulated deficit of $72.5 million. There can be no assurance that the Company will be profitable in the future.

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

Results of Operations

The following table sets forth, for the periods indicated, certain operating data as a percentage of total revenues:


                                                           Three Months Ended             Six Months Ended
                                                                June 30,                       June 30,
                                                          1997            1998           1997           1998
                                                       -----------     -----------    -----------    -----------
Revenues:
  License fees...................................          29.1%           22.7%          31.3%          24.7%
  Services.......................................          70.9            77.3           68.7           75.3
                                                       -----------     -----------    -----------    -----------
     Total revenues..............................         100.0           100.0          100.0          100.0


Operating expenses:
  Cost of license fees...........................           3.6             5.4            2.6            6.1
  Cost of services...............................          40.9            48.1           40.0           47.8
  Sales and marketing ...........................          20.4            27.7           24.9           28.0
  Research and development ......................          14.1            16.0           14.3           16.8
  General and administrative ....................          23.5            28.8           23.2           28.7
  Restructuring costs............................             -             8.8              -            4.4
                                                       -----------     -----------    -----------    -----------
     Total operating expenses....................         102.5           134.8          105.0          131.8
                                                       -----------     -----------    -----------    -----------

Operating loss..................................           (2.5)          (34.8)          (5.0)         (31.8)
Costs related to class action litigation.........          (7.6)           (0.1)          (6.8)          (0.1)
Other income (expense) ..........................           1.3            (0.4)           1.4            0.3
                                                       -----------     -----------    -----------    -----------
            Net loss.............................          (8.8)%         (35.3)%        (10.4)%        (31.6)%
                                                       -----------     -----------    -----------    -----------



Total Revenues

Total revenues decreased 11.8% and 11.2% for the three and six months ended June 30, 1998, compared to the corresponding prior year periods. The decrease was primarily attributable to a decrease in license fees.

The Company derived approximately $6.5 million and $14.4 million, or 44.0 % and
48.3 % of its total revenues, from customers outside of the United States for the three and six months ended June 30, 1998, respectively, compared to $8.0 million and $15.2 million, or 47.5% and 45.2%, respectively, for the corresponding prior year periods. The Company expects that revenues from customers outside the United States will continue to represent a significant percentage of its total revenues in the future. Most of the Company's international license fees and services revenue are denominated in foreign currencies. With respect to the Company's sales that are US dollar-denominated, decreases in the value of foreign currencies relative to the US dollar could make the Company's products less price competitive.

License Fees

License fees include revenues from software license agreements entered into between the Company and its customers with respect to both the Company's products and third party products resold by the Company. License fees decreased 31.2% and 29.8% for the three and six months ended June 30, 1998, respectively, as compared to the prior year periods. The decrease for the six month period was attributed to a $3.5 million license contract in 1997 from one customer, which represented 33.3% of total license revenues during the six months ended June 30, 1997.

Services Revenue

Services revenue includes fees from software maintenance agreements, training, installation and consulting services. Maintenance fees are billed separately and are recognized ratably over the period of the maintenance agreement. Training, installation and consulting service revenues are recognized as the services are performed. Services revenue declined by approximately 3.9% and 2.7% for the three and six months ended June 30, 1998 due to declines in legacy product service revenues in the Company's France operations, as compared to the corresponding previous periods.

Cost of License Fees

Cost of license fees consists primarily of amortization of capitalized software development costs, amounts paid to third parties with respect to products resold by the Company in conjunction with licensing of the Company's products and, to a lesser extent, the costs of product media, duplication, manuals and shipping.

The dollar cost of license fees increased during the three and six months ended June 30, 1998, as compared to the corresponding prior year period, primarily as a result of increased third party products resold by the Company.

Cost of Services

Cost of services consists primarily of personnel costs for product quality assurance, training, installation, consulting and customer support. These costs include training third party service and support organizations for the Company's products.

For the three and six months ended June 30, 1998, cost of services as a percentage of services revenue increased compared to the three and six months ended June 30, 1997, primarily as a result of the Company focusing on product delivery and quality assurance processes, which increased the number of service personnel working on product delivery and quality assurance.

Sales and Marketing

Sales and marketing expenses consist primarily of salaries, commissions, bonuses and travel and promotional expenses.

Sales and marketing expenses increased for the three months ended June 30, 1998 as compared to the prior year period, primarily due to increased marketing program costs, increased personnel costs and increased sales and marketing activities in the Company's foreign locations.

Research and Development

Research and development expenses consist primarily of personnel costs, and costs of software for development purposes, and costs of outside consultants hired by the Company to assist its product development efforts. Research and development expenses are generally charged to operations as incurred. However, certain software development costs are capitalized in accordance with Statement of Financial Accounting Standards No. 86. Such capitalized software development costs are generally amortized on a straight line basis over periods not exceeding three years.

Research and development expenses increased 0.4% and 4.5%, respectively during the three and six months ended June 30, 1998, as compared to the prior year periods. The Company has not capitalized software development costs in either 1997 or 1998. The rate of capitalization of software development costs may fluctuate depending on the mix and stage of development of the Company's product development and engineering projects.

General and Administrative

General and administrative expenses consist primarily of administrative, executive and financial personnel costs, and outside professional fees. General and administrative expenses increased 7.6% and 9.9% for the three and six months ended June 30, 1998, as compared to prior year periods, primarily due to increases in payroll and related costs attributed to an increase in finance and general management personnel as part of a plan to institute financial and management controls throughout the Company.

Restructuring Costs

During the three months ended June 30, 1998, the Company committed itself to a plan whereby it eliminated 32 positions in the United States rendered redundant through a reengineering process, and eliminated 16 positions outside the United States servicing legacy products. Accordingly, the Company recorded a charge to operations totaling approximately $1.3 million, reflecting the termination costs of those personnel. As of June 30, 1998, the Company has $1.1 million included in accrued expenses related to such terminations.

Other Income (Expense)

Other income (expense) net increased to ($70) thousand and $40 thousand for the three and six months ended June 30, 1998, respectively, compared to ($1.1) million and ($1.8) million for the comparable prior year periods primarily due to the settlement of the class action litigation (Note 3), offset by interest expense on Company borrowings and lower invested balances of cash, cash equivalents and short term investments.

Liquidity and Capital Resources

At June 30, 1998, the Company had cash, cash equivalents, restricted cash and short-term investments of $8.6 million and working capital deficit of ($2.9) million. On March 31, 1998, the Company signed a $10 million credit facility pursuant to which it borrowed $5 million under a three year term loan (Note 2). Borrowings under the Agreement are secured by substantially all domestic assets of the Company including a pledge of 65% of the stock of the Company's foreign subsidiaries. The Company is required to comply with quarterly and annual financial statement reporting requirements, as well as certain financial covenants, which were amended as of June 30, 1998. The ability to continue to borrow under the Agreement is dependent upon future compliance with such covenants. Management believes that the Company's projected operating results over the next twelve months will result in compliance under the Agreement, although there can be no assurance that such operating results will be achieved. In addition, the Company has a facility, with a separate financial institution, for $0.5 million of an outstanding letter of credit that matures on September 1, 1998.

The Company's operating activities provided (used) cash of $0.6 million and ($7.3) million for the six months ended June 30, 1997 and 1998, respectively. Net cash used by operations in the six months ended June 30, 1998 was comprised primarily of the net loss offset by an increase in deferred revenue. Net cash provided by operations during the six months ended June 30, 1997 was comprised of decreases in accounts receivable and restricted cash, offset by the net loss and decreases in accounts payable and accrued expenses.

The Company's investing activities used cash of $1.3 million and $1.2 million for the six months ended June 30, 1997 and 1998, respectively. The principal uses during 1998 have been leasehold improvements and equipment purchases.

Cash provided (used) by financing activities was ($2.6) million and $4.7 million during the six months ended June 30, 1997 and 1998, respectively and related mainly to the issuance of long-term debt in 1998 and repayment of debt in 1997.

During the three months ended June 30, 1998, the Company executed a cost reduction plan which included eliminating 32 positions in the United States rendered redundant through a reengineering process, as well as eliminating 20 positions servicing legacy products outside the United States; bringing previously outsourced training and documentation activities back in-house; and refocusing its sales and marketing efforts on those industries where management believes it maintains a competitive advantage.

Management believes that the result of these actions will be to reduce its quarterly expense rate to levels experienced by the Company during the 1997 third quarter, without damaging its competitiveness.

The Company has no significant capital commitments. The Company's aggregate minimum operating lease payments for the remainder of 1998 and 1999 are expected to be approximately $4.0 million. The Company expects that its operating cash flow will be sufficient to fund the Company's working capital requirements through 1998. However, the Company's ability to achieve this result is affected by the extent of cash generated from operations and the pace at which the Company utilizes its available resources. Accordingly, the Company may in the future be required to seek additional sources of financing including the issuance of debt and/or sale of equity securities. No assurance can be given that any such additional sources of financing or guarantees will be available on acceptable terms or at all.

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

History of Operating and Net Losses

The Company generated a net loss of $31.8 million for 1996, $13.6 million for 1997 and reported a net loss for the six months ended June 30, 1998 of $9.4 million. The Company also incurred a net loss for each of the five years in the period ended December 31, 1995. As of June 30, 1998, the Company had an accumulated deficit of $72.5 million. There can be no assurance that the Company will be profitable in the future.

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

Intense Competition

The financial applications and business software market is intensely competitive and rapidly changing. A number of companies offer products similar to the Company's products and target the same customers as the Company. The Company believes its ability to compete depends upon many factors within and outside its control, including the timing and market acceptance of new products and enhancements developed by the Company and its competitors, product functionality, performance, price, reliability, customer service and support, sales and marketing efforts and product distribution. The primary competition for Computron Financials is the financial applications software offered by Oracle Corporation, PeopleSoft, Inc. and SAP AG. The principal competitors for the Company's Computron Workflow and Computron COOL(TM) software are Eastman Kodak Company ("Kodak"), which acquired the software division of Wang Laboratories, Inc. ("Wang"), and FileNet Corporation. The principal competitors for the Company's Computron Yorvik(TM) software are Project Software Development, Inc. (PSDI), Indus International, Inc. (Indus) and others. The Company has an agreement with Kodak pursuant to which Kodak has the right to license Computron COOL software to third parties under its own private label and modify such software. Most of the Company's competitors are substantially larger than the Company and have significantly greater financial, technical, and marketing resources, and extensive direct and indirect channels of distribution. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sale of their products than the Company. The Company's products also compete with products offered by other vendors, and with proprietary software developed by third-party professional service organizations and management information systems departments of potential customers. Due to the relatively low barriers to entry in the software market, the Company expects additional competition from other established and emerging companies as the client/server applications software market continues to develop and expand. The Company also expects that competition will increase as a result of software industry consolidations. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address the needs of the Company's prospective customers. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any of which would have a material adverse effect on the Company's business, results of operations and financial condition. There can be no assurance that the Company will be able to compete successfully against current or future competitors or that competitive pressures will not have a material adverse effect on the Company's business, results of operations and financial condition. See "Business--Competition", in the Company's 1997 Annual Report on Form 10-K.

Dependence on Principal Products

Substantially all of the Company's revenues are derived from the licensing of Computron Financials, Computron Workflow, Computron COOL, Computron Yorvik and fees from related services. These products and services are expected to continue to account for substantially all of the Company's revenues for the foreseeable future. Accordingly, the Company's future results of operations will depend, in part, on achieving broader market acceptance of these products and services, as well as the Company's ability to continue to enhance these products and services to meet the evolving needs of its customers. A reduction in demand or increase in competition in the market for financial applications or business software, or decline in sales of such products and services, could have a material adverse effect on the Company's business, results of operations and financial condition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and, in the Company's Annual Report on Form 10-K, "Business--Products".

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

Software products as complex as those offered by the Company often encounter development delays and may contain undetected errors or failures when introduced or when new versions are released. Such delays, errors or failures create a risk that the software will not meet its stated functionality and could cause the Company's future operating results to fall short of the published expectations of certain public market financial analysts. From time to time, the Company ports its products to various, new platforms, though no assurance can be given concerning the successful development of the Company's software products on these additional platforms or the performance characteristics of its applications. In addition, the Company and its products and technologies rely upon third-party products from hardware vendors, software vendors, RDBMS vendors, tools vendors, reporting products, etc. Such dependencies may or may not affect the Company's ability in the future to provide continued availability and/or support for all Computron products. The Company has in the past experienced delays in the development of software by third parties which software is being licensed to and implemented by customers who are simultaneously licensing and implementing the Company's products. Those delays have resulted in delays in the development and shipment of the Company's products. There can be no assurance that, despite testing by the Company and by current and potential customers, errors will not be found in new products or enhancements after commencement of commercial shipments, or that the Company will not experience development delays, resulting in loss of or delay in market acceptance of a new product or enhancement, which could have a material adverse effect on the Company's business, results of operations and financial condition. See "Business--Product Development," in the Company's 1997 Annual Report on Form 10-K.

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

The Company does not believe that any of its products, trademarks or other proprietary rights infringe the proprietary rights of third parties. However, there can be no assurance that third parties will not assert infringement claims against the Company in the future with respect to current or future products. As the number of software products in the industry increases and the functionality of these products further overlap, the Company believes that software developers may become increasingly subject to infringement claims. Any such claims, with or without merit, can be time consuming and expensive to defend, cause product shipment delays or require the Company to enter into royalty or licensing agreements. Such royalty and license agreements, if required, may not be available on terms acceptable to the Company, or at all, which could have a material adverse effect on the Company's business, results of operations and financial condition. See "Business--Intellectual Property," in the Company's 1997 Annual Report on Form 10-K.

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

Risks Associated with International Operations

The Company derived approximately $14.2 million, $21.3 million and $29.4 million or 26.9%, 39.2% and 43.4% of its total revenues, from customers outside of the United States in 1995, 1996, and 1997, respectively. The Company derived approximately $15.2 million and $14.4 million or 45.2% and 48.3% of its total revenues from customers outside the United States for the six months ended June 30, 1997 and 1998, respectively. The Company expects that such revenues will continue to represent a significant percentage of its total revenues in the future. The Company believes that its continued growth and profitability will require expansion of its sales in international markets. There can be no assurance, however, that the Company will be able to maintain or increase international market demand for its products and services. Most of the Company's international license fees and services revenue are denominated in foreign currencies. The Company does not currently hedge its foreign exchange exposure. With respect to the Company's sales that are U.S. dollar-denominated, decreases in the value of foreign currencies relative to the U.S. dollar could make the Company's products less price competitive. Additional risks inherent in the Company's international business activities generally include unexpected changes in regulatory requirements, tariffs and other trade barriers, costs of localizing products for foreign countries, lack of acceptance of localized products in foreign markets, longer accounts receivable payment cycles, difficulties in managing international operations, potentially adverse tax consequences, restrictions on repatriation of earnings, reduced legal protection of the Company's intellectual property, and the burdens of complying with a wide variety of foreign laws. There can be no assurance that such factors will not have a material adverse effect on the Company's future international revenues and, consequently, on the Company's business, results of operations and financial condition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

Possible Volatility of Stock Price

The trading price of the Company's Common Stock has been, and, in the future could be, subject to significant fluctuations in response to variations in quarterly operating results, the gain or loss of significant contracts, changes in estimates of operating results by analysts, announcements of technological innovations or new products by the Company or its competitors, general conditions in the software and computer industries and other events or factors. In addition, the stock market in general has experienced extreme price and volume fluctuations which have affected the market price from many companies in industries similar or related to that of the Company and which have been unrelated to the operating performance of such companies. These market fluctuations may adversely affect the market price of the Company's Common Stock.

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

Item 4. Submission of Matters to a Vote of Securities Holders

At the Company's Annual Meeting of Stockholders on June 10, 1998 the Stockholders voted to (i) approve the Company's 1998 Stock Option Plan to reserve for issuance 1,500,000 shares of Common Stock, (17,200,756 votes for, 172,808 votes against, 30,390 votes abstained) and (ii) ratify the appointment of KPMG Peat Marwick LLP as the Company's independent auditors for 1998 (21,520,484 votes for, 52,387 votes against, 18,490 votes abstained).

Further, at the Annual Meeting of Stockholders held on June 10, 1998, the following directors were nominated and elected by the votes indicated:


                                            Votes For                      Votes Withheld
                                            ---------                      --------------
Elias Typaldos                              21,523,163                          68,198
John A. Rade                                21,523,163                          68,198
Gennaro Vendome                             21,523,163                          68,198
Gregory Kopchinsky                          21,523,163                          68,198
Robert Migliorino                           21,523,163                          68,198
Michel Berty                                21,523,163                          68,198
William E. Vogel                            21,523,163                          68,198
Edwin T. Brondo                             21,523,163                          68,198


Item 6. Exhibits and Reports on Form 8-K
        a) Exhibits
            Exhibit 10.27 - 1998 Stock Option Plan
            Exhibit 10.28 - Amendment to the Loan and Security Agreement with Foothill Capital Corporation.
            Exhibit 27 - Financial Data Schedule (Edgar filing only).
        b) Reports on Form 8-K - None

                            COMPUTRON SOFTWARE, INC.


                                    SIGNATURE


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                            COMPUTRON SOFTWARE, INC.




Date: August 13, 1998   By:  :/s/    Michael R. Jorgensen
                             --------------------------------------------------
                             Michael R. Jorgensen
                             Executive Vice President, Chief Financial Officer,
                             Treasurer and Secretary (Principal Financial and
                             Accounting Officer)