Form 10-Q
period 1998-09-30
COMPUTRON SOFTWARE INC
filed 1998-11-10
CIK 947427

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the quarter ended September 30, 1998        Commission File Number   0-26358

                            COMPUTRON SOFTWARE, INC.
                            ------------------------
             (Exact name of registrant as specified in its charter)

                DELAWARE                                   13-2966911
    (State or other jurisdiction of                     (I.R.S. Employer
     incorporation or organization)                    Identification No.)

          301 Route 17 North
         Rutherford, New Jersey                              07070
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

                                YES |X|    NO |_|

Number of shares outstanding of the issuer's common stock as of November 2, 1998

                 Class                         Number of Shares Outstanding
---------------------------------------        ----------------------------
Common Stock, par value $0.01 per share                 23,794,355

                            COMPUTRON SOFTWARE, INC.

                                      INDEX

                                                                          Page
PART I      FINANCIAL INFORMATION                                        Number
                                                                         ------
            Item 1.  Financial Statements

                     Consolidated Balance Sheets December 31, 1997
                       and September 30, 1998 ............................  3
                     Consolidated Statements of Operations
                       Three and nine months ended September 30, 1997
                       and 1998 ..........................................  4
                     Consolidated Statements of Cash Flows Nine months
                       ended September 30, 1997 and 1998 .................  5
                     Notes to Consolidated Interim Financial Statements ..  6

            Item 2.  Management's Discussion and Analysis of Financial
                       Condition and Results of Operations ............... 10

PART II     OTHER INFORMATION

            Item 1.  Legal Proceedings ................................... 24

            Item 6.  Exhibits and Reports on Form 8-K .................... 24

SIGNATURES

            Signatures ................................................... 25

                            COMPUTRON SOFTWARE, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except per share data)

                                                                                  December 31,    September 30,
                                                                                      1997            1998
                                                                                  ------------    ------------
                                  ASSETS                                                            Unaudited
Current assets:
  Cash and cash equivalents                                                       $      6,280    $      1,341
  Short-term investments                                                                   193              --
  Restricted cash                                                                        6,124           5,449
  Accounts receivables, less reserves of $3,056 at
    December 31, 1997 and $2,516 at September 30, 1998                                  11,420          12,773
  Prepaid expenses and other current assets                                              3,230           3,320
                                                                                  ------------    ------------
      Total current assets                                                              27,247          22,883
                                                                                  ------------    ------------
Equipment and leasehold improvements, at cost:
  Computer and office equipment                                                         11,844          12,870
  Furniture and fixtures                                                                 1,298           1,502
  Leasehold improvements                                                                   592             972
                                                                                  ------------    ------------
                                                                                        13,734          15,344
  Less--accumulated depreciation and amortization                                        9,670          11,513
                                                                                  ------------    ------------
                                                                                         4,064           3,831
                                                                                  ------------    ------------
Capitalized software development costs, net of accumulated
   amortization of $3,734 at December 31, 1997 and $4,264 at September 30, 1998          1,429             899
Goodwill, net of accumulated amortization of $1,072 at December 31, 1997
   and $1,456 at September 30, 1998                                                      1,732           1,432
Other assets                                                                             1,126             784
                                                                                  ------------    ------------
                                                                                  $     35,598    $     29,829
                                                                                  ============    ============

                         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT )
Current liabilities:
  Current portion of long-term debt and capital leases                            $         71    $      1,680
  Accounts payable                                                                       4,375           4,683
  Accrued expenses                                                                      10,956          10,081
  Deferred revenue                                                                       9,078           9,150
                                                                                  ------------    ------------
      Total current liabilities                                                         24,480          25,594
                                                                                  ------------    ------------
Long-term liabilities:
Long-term debt and capital leases, less current portion                                     23           2,656
                                                                                  ------------    ------------
Common stock subject to repurchase                                                       5,000           5,000
                                                                                  ------------    ------------
Commitments and contingencies
Stockholders' equity (deficit):
    Preferred stock, $.01 par value, authorized 5,000
      shares, no shares issued and outstanding                                              --              --
    Common stock, $.01 par value, authorized 50,000 shares;
      23,777 shares and 23,794 shares issued and
      outstanding at December 31, 1997 and September 30, 1998, respectively                238             238
    Additional paid-in capital                                                          69,373          69,396
    Accumulated deficit                                                                (63,016)        (72,402)
    Cumulative translation adjustment                                                     (500)           (653)
                                                                                  ------------    ------------
      Total stockholders' equity (deficit)                                               6,095          (3,421)
                                                                                  ------------    ------------
                                                                                  $     35,598    $     29,829
                                                                                  ============    ============

The accompanying notes are an integral part of these consolidated financial statements.

                            COMPUTRON SOFTWARE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                  (Unaudited)

                                                Three Months Ended      Nine Months Ended
                                                   September 30,           September 30,
                                               --------------------    --------------------
                                                 1997        1998        1997        1998
                                               --------    --------    --------    --------
Revenues:
    License fees                               $  3,763    $  3,233    $ 14,275    $ 10,612
    Services                                     12,336      12,922      35,421      35,386
                                               --------    --------    --------    --------
      Total revenues                             16,099      16,155      49,696      45,998
                                               --------    --------    --------    --------
Operating expenses:
    Cost of license fees                            534         705       1,421       2,515
    Cost of services                              7,085       6,695      20,518      20,957
    Sales and marketing                           3,085       2,959      11,466      11,318
    Research and development                      2,573       2,205       7,369       7,216
    General and administrative                    4,005       3,446      11,798      12,014
    Restructuring costs                              --          --          --       1,311
                                               --------    --------    --------    --------
      Total operating expenses                   17,282      16,010      52,572      55,331
                                               --------    --------    --------    --------
Operating income (loss)                          (1,183)        145      (2,876)     (9,333)
                                               --------    --------    --------    --------
Other income (expense):
    Costs related to class action litigation     (6,912)         --      (9,185)        (40)
    Other income                                    166         109         714         372
    Other expense                                   (18)       (202)        (82)       (385)
                                               --------    --------    --------    --------
      Other expense, net                         (6,764)        (93)     (8,553)        (53)
                                               --------    --------    --------    --------
Net income (loss)                              $ (7,947)   $     52    $(11,429)   $ (9,386)
                                               ========    ========    ========    ========
Basic and diluted income (loss)
    per common share                           $  (0.38)   $     --    $  (0.55)   $  (0.39)
                                               ========    ========    ========    ========
Weighted average basic and diluted
    common shares outstanding                    20,819      23,791      20,822      23,788
                                               ========    ========    ========    ========

The accompanying notes are an integral part of these consolidated financial statements.

                            COMPUTRON SOFTWARE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                                           Nine Months Ended    Nine Months Ended
                                                                          September 30, 1997   September 30, 1998
                                                                          ------------------   ------------------
Cash flows from operating activities:
Net loss                                                                      $  (11,429)          $   (9,386)
Adjustments to reconcile net loss to net
    cash flows used in operating activities -
             Proposed non-cash class action litigation cost                        5,000                   --
             Depreciation and amortization                                         2,422                2,768
             Provision for doubtful accounts                                         300                   --
             Loss on sale of equipment and leasehold improvements                     27                   --
Changes in current assets and liabilities
             Restricted cash                                                       1,939                  675
             Accounts receivable                                                   9,372               (1,320)
             Prepaid expenses and other current assets                              (324)                 (37)
             Accounts payable and accrued expenses                                (3,694)                (785)
             Deferred revenue                                                     (7,406)                  88
                                                                              ----------           ----------
Net cash flows used in operating activities                                       (3,793)              (7,997)
                                                                              ----------           ----------
Cash flows from investing activities:
             Other assets                                                            143                  376
             Purchase of equipment and leasehold improvements                     (1,248)              (1,610)
             Proceeds from sale of equipment and leashold improvements                75                   --
             Short-term investments                                                  596                  193
                                                                              ----------           ----------
Net cash flows used in investing activities                                         (434)              (1,041)
                                                                              ----------           ----------
Cash flows from financing activities:
             Proceeds from exercise of stock options                                  15                   23
             Proceeds from long term debt                                             --                5,000
             Repayment of notes payable                                           (1,402)                  --
             Payments of long term debt and capital lease obligations               (518)                (753)
             Decrease in liabilities related to acquisitions                      (1,304)                  --
                                                                              ----------           ----------
Net cash flows provided by (used in) financing activities                         (3,209)               4,270
                                                                              ----------           ----------
Foreign currency exchange rate effects                                               (41)                (171)
                                                                              ----------           ----------
Net decrease in cash and cash equivalents                                         (7,477)              (4,939)
Cash and cash equivalents, beginning of period                                    19,730                6,280
                                                                              ----------           ----------
Cash and cash equivalents, end of period                                      $   12,253           $    1,341
                                                                              ==========           ==========
Supplemental disclosures of cash flow information
and noncash financing activities:
             Cash paid during the period for -
                        Interest                                              $       27           $      262
                                                                              ==========           ==========
                        Income taxes                                          $       37           $       40
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

The results of operations for the three and nine months ended September 30, 1998, are not necessarily indicative of results to be expected for any future periods.

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

(2) REVOLVING LINE OF CREDIT AND LONG-TERM DEBT

On March 31, 1998, the Company entered into a Loan and Security Agreement ("Agreement") which provides for maximum borrowings of up to $10 million. Upon signing, the Company borrowed $5 million pursuant to a three year term loan. The term loan bears interest at prime plus 1.5%, and is repayable in 36 monthly installments beginning May 1, 1998. The Company currently has available the lesser of $5 million or 85% of eligible receivables under a revolving line of credit pursuant to the Agreement. Such available amount is reduced further by a $600 letter of credit outstanding at September 30, 1998. The net available amount under the revolving line of credit at September 30, 1998 is approximately $2.3 million.

Borrowings under the revolving line of credit will bear interest at prime plus 1.25%. The Agreement provides for yearly fees as follows: (i) $111 in year one, $86 in years two and three and (ii) an unused revolving line of credit fee of
 .375% per annum. The Agreement is secured by substantially all domestic assets of the Company together with a pledge of 65% of the stock of its foreign subsidiaries, and contains certain financial and restrictive covenants, which were amended as of September 30, 1998.

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

The exercise period during which class members may resell these shares to the trust will be December 1, 1998 to December 21, 1998. The resale right will expire at the end of the exercise period, or earlier as to any shares issued in the settlement that are sold by class members prior to the final day of the exercise period. The resale right will also expire earlier than the exercise period if the closing price of the Company's Common Stock is higher than $5.00 per share for 20 consecutive trading days. The Company recorded a charge to operations of $9,185 during the nine months ended September 30, 1997 which includes $6 million for the Company's share of the settlement costs and $3,185 of legal costs related to the class action litigation.

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

(4) Comprehensive Income (Loss)

Effective January 1, 1998 the Company adopted SFAS No. 130, a new accounting rule on reporting comprehensive income (loss). The rule requires reporting of comprehensive income (loss), which includes net income (loss) and all other non-owner changes in equity (deficit) during a period as follows:

                          Three Months Ended       Nine Months Ended
                             September 30,          September 30,
                         --------------------    --------------------
                             1997        1998        1997        1998
                         --------    --------    --------    --------

Net Income (loss)        $ (7,947)   $     52    $(11,429)   $ (9,386)
Cumulative translation
adjustment                   (377)        (67)       (467)       (153)
                         --------    --------    --------    --------
Comprehensive loss       $ (8,324)   $    (15)   $(11,896)   $ (9,539)
                         ========    ========    ========    ========

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

                            COMPUTRON SOFTWARE, INC.
         NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (continued)
                 (in thousands, except share and per share data)

Basic income (loss) per common share is based on the weighted average number of shares of common stock outstanding during the period. Diluted income (loss) per common share is the same as basic income (loss) per common share since the effect of stock options, warrants, and contingently issuable shares in connection with the December 1997 private placement of common stock is antidilutive for all periods presented except for the three months ended September 30, 1998, which effect is immaterial.

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

The Company incurred net losses of $8.6 million for 1995, $31.8 million for 1996, and $13.6 million for 1997, and reported a net loss of $9.4 million for the nine months ended September 30, 1998. As of September 30, 1998, the Company had an accumulated deficit of $72.4 million. There can be no assurance that the Company will be profitable in the future.

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

On January 1, 1999, certain countries of the European Union are scheduled to establish fixed conversion rates between their existing currencies and one common currency, the euro. The euro will then trade on currency exchanges and may be used in business transactions. Beginning in January 2002, new euro-denominated currencies will be issued and the existing local currencies will be withdrawn from circulation by July 1, 2002. The Company is in the process of arranging euro bank accounts for the conversion to the euro currency, and is evaluating other systems and business issues raised by the euro conversion. These issues include the need to adapt computer and other business systems and equipment and the long-term competitive implications of conversion. During the nine months ended September 30, 1998, the Company derived approximately 46.2% of its total revenues outside the United States, a significant portion of which is in Europe. The Company has not completed its assessment of the potential impact of the euro conversion. However, at present the Company believes the euro conversion will not have a material effect on the Company's consolidated financial position or results of operations.

Year 2000 Compliance

The efficient operation of the Company's business is dependent in part on its information technology ("IT") systems (which includes computer software programs and operating systems) and its non-IT systems (process control and other systems which include embedded technologies), collectively the "Internal Programs and Systems." The Company has been evaluating its Internal Programs and Systems to identify potential Year 2000 compliance problems, and has primarily conducted these evaluations and assessments using the Company's information technology personnel (Phase 1). These actions are necessary to ensure that the Internal Programs and Systems will be year 2000 compliant.

It is anticipated that modification or replacement of some of the Internal Programs and Systems may be necessary to make such Programs and Systems Year 2000 compliant (Phase 2). The Company is also communicating with its suppliers domestically and abroad and others to coordinate Year 2000 conversion. Based on present information, the Company believes that it will be able to achieve such Year 2000 compliance through a combination of modification of some existing Internal Programs and Systems and the replacement of other Internal Programs and Systems with new programs and systems that are already Year 2000 compliant by June 30, 1999. However, there can be no assurance that these efforts will be successful or that the systems of other companies on which the Company's business relies will be timely converted.

To date, costs incurred in evaluating its Internal Programs and Systems have not been material, and anticipated costs necessary to complete such evaluations, modifications and /or replacements are not expected to be material.

The Company has not, to date, developed a Year 2000 contingency plan but plans to commence development of such a plan in the first quarter of 1999.

With respect to software programs which the Company licenses externally to customers (collectively, the "External Programs"), the Company's most recent External Programs have been Year 2000 certified. The Company has notified its customer base that the older versions of the External Programs may not be Year 2000 compliant, and the Company encouraged these customers to upgrade to its most recent version of the External Programs. Costs incurred to date to evaluate and identify potential Year 2000 compliance problems contained in the Company's External Programs have not been material, and the Company expects that future expenses and capital expenditures associated with achieving Year 2000 compliance will not have a material effect on the consolidated financial results in 1999 and 2000.

Results of Operations

The following table sets forth, for the periods indicated, certain operating data as a percentage of total revenues:

                                               Three Months Ended     Nine Months Ended
                                                   September 30          September 30
                                                -----------------     -----------------
                                                 1997       1998       1997       1998
                                                ------     ------     ------     ------
Revenues
     License fees                                 23.4%      20.0%      28.7%      23.1%
     Services                                     76.6       80.0       71.3       76.9
                                                ------     ------     ------     ------
        Total Revenues                           100.0      100.0      100.0      100.0
Operating Expenses:
     Cost of license fees                          3.3        4.4        2.9        5.5
     Cost of services                             44.0       41.4       41.3       45.5
     Sales and marketing                          19.2       18.3       23.1       24.6
     Research and development                     16.0       13.7       14.8       15.7
     General and administrative                   24.9       21.3       23.7       26.1

     Restructuring costs                            --         --         --        2.9
                                                ------     ------     ------     ------
        Total operating expenses                 107.4       99.1      105.8      120.3
                                                ------     ------     ------     ------
Operating income (loss)                           (7.4)       0.9       (5.8)     (20.3)
Other income (expenses):
     Costs related to class action litigation    (42.9)        --      (18.5)      (0.1)
     Other income                                  1.0        0.7        1.4        0.8
     Other expense                                (0.1)      (1.3)      (0.1)      (0.8)
                                                ------     ------     ------     ------
        Total other expense, net                 (42.0)      (0.6)     (17.2)      (0.1)
                                                ------     ------     ------     ------
Net income (loss)                                (49.4)%    0.3 %      (23.0)%    (20.4)%
                                                ======     ======     ======     ======

Total Revenues

Total revenues increased 0.3% for the three months ended September 30, 1998, and decreased 7.4% for the nine months ended September 30, 1998 compared to the corresponding prior year periods. The decrease for the nine month period was primarily attributable to a decrease in license fees offset by an increase in services revenue.

The Company derived approximately $6.8 million and $21.2 million, or 42.0% and 46.2% of its total revenues, from customers outside of the United States for the three and nine months ended September 30, 1998, respectively, compared to $6.7 million and $21.9 million, or 41.4% and 44.1%, respectively, for the corresponding prior year periods. The Company expects that revenues from customers outside the United States will continue to represent a significant percentage of its total revenues in the future. Most of the Company's international license fees and services revenue are denominated in foreign currencies. With respect to the Company's sales that are US dollar-denominated, decreases in the value of foreign currencies relative to the US dollar could make the Company's products less price competitive.

License Fees

License fees include revenues from software license agreements entered into between the Company and its customers with respect to both the Company's products and third party products resold by the Company. License fees decreased 14.1% and 25.7% for the three and nine months ended September 30, 1998, respectively, as compared to the prior year periods. The decreases for the three and nine month periods were attributed to two significant license contracts from two separate customers in 1997, which represented 35.9% and 24.5% of total license revenues during the three and nine months ended September 30, 1997, respectively. Two separate customers accounted for 21.3% of total license revenues for the three months ended September 30, 1998. No customer accounted for greater than 10% of total license revenues for the nine months ended September 30, 1998.

Services Revenue

Services revenue includes fees from software maintenance agreements, training, installation and consulting services. Maintenance fees are billed separately and are recognized ratably over the period of the maintenance agreement. Training, installation and consulting service revenues are recognized as the services are performed. Services revenue increased 4.7% or $0.6 million and remained flat for the three and nine months ended September 30, 1998, respectively compared to the corresponding 1997 periods. The increase is due to higher demand for implementation services for the Company's core product offset by declines in legacy product service revenues in the Company's France operations, as compared to the corresponding previous periods.

Cost of License Fees

Cost of license fees consists primarily of amortization of capitalized software development costs, amounts paid to third parties with respect to products resold by the Company in conjunction with licensing of the Company's products and, to a lesser extent, the costs of product media, duplication, manuals and shipping.

The dollar cost of license fees increased during the three and nine months ended September 30, 1998, as compared to the corresponding prior year period, primarily as a result of increased third party products resold by the Company.

Cost of Services

Cost of services consists primarily of personnel costs for product quality assurance, training, installation, consulting and customer support. These costs include training third party service and support organizations for the Company's products.

For the nine months ended September 30, 1998 there was no significant change in cost of services as a percentage of services revenue compared to the nine months ended September 30, 1997. Cost of services for the three months ended September 30, 1998 decreased as a percentage of services revenue compared to the prior period due primarily to 1) an increase in the utilization rate of the Company's internal consultants as demand for services increased and 2) a decrease in low margin outsourcing revenue as a percentage of total service revenue.

Sales and Marketing

Sales and marketing expenses consist primarily of salaries, commissions, bonuses and travel and promotional expenses.

Sales and marketing expenses decreased for the three and nine months ended September 30, 1998 as compared to the prior year periods, primarily due to decreased marketing program costs and personnel costs.

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

Research and development expenses decreased 14.3% and 2.1%, respectively during the three and nine months ended September 30, 1998, as compared to the prior year periods primarily as a result of utilizing fewer third party consultants. In addition, the Company's personnel costs have increased for its financial, workflow and COOL products offset by reductions in personnel costs for its Yorvik product. The Company has not capitalized software development costs in either 1997 or 1998. The rate of capitalization of software development costs may fluctuate depending on the mix and stage of development of the Company's product development and engineering projects.

General and Administrative

General and administrative expenses consist primarily of administrative, executive and financial personnel costs, and outside professional fees. General and administrative expenses decreased 14.0% for the three months ended September 30, 1998, and increased 1.8% for the nine months ended September 30, 1998, as compared to prior year periods, primarily due to cost containment measures begun in May 1998, and decreases in bad debt expense, depreciation and insurance offset by increases in rent and payroll related costs attributed to an increase in finance and general management personnel, as part of a plan to increase financial and management controls throughout the Company.

Restructuring Costs

During the nine months ended September 30, 1998, the Company committed itself to a plan whereby it eliminated 32 positions in the United States rendered redundant through a reengineering process, and eliminated 20 positions outside the United States servicing legacy products. Accordingly, the Company recorded a charge to operations in the second quarter totaling approximately $1.3 million, reflecting the termination costs of those personnel. As of September 30, 1998, the Company has $0.6 million included in accrued expenses related to such terminations.

Other Income (Expense)

Other income (expense) net increased to ($93) thousand and $(53) thousand for the three and nine months ended September 30, 1998, respectively, compared to ($6.8) million and ($8.6) million for the comparable prior year periods primarily due to the settlement of the class action litigation in 1997 (Note 3), offset by interest expense on Company borrowings and lower invested balances of cash, cash equivalents and short term investments in 1998.

Liquidity and Capital Resources

At September 30, 1998, the Company had cash, cash equivalents and restricted cash of $6.8 million and a working capital deficit of $2.7 million. On March 31, 1998, the Company signed a $10 million credit facility pursuant to which it borrowed $5 million under a three year term loan (Note 2). Borrowings under the Agreement are secured by substantially all domestic assets of the Company including a pledge of 65% of the stock of the Company's foreign subsidiaries. The Company is required to comply with quarterly and annual financial statement reporting requirements, as well as certain financial covenants, which were amended as of September 30, 1998. The ability to continue to borrow under the Agreement is dependent upon future compliance with such covenants. Management believes that the Company's projected operating results over the next twelve months will result in compliance under the Agreement, although there can be no assurance that such operating results will be achieved.

The Company's operating activities used cash of $3.8 million and $8.0 million for the nine months ended September 30, 1997 and 1998, respectively. Net cash used by operations in the nine months ended September 30, 1998 was comprised primarily of the net loss and an increase in accounts receivable and a decrease in accounts payable and accrued expenses offset by depreciation and amortization, and a decrease in restricted cash. Net cash used in operations during the nine months ended September 30, 1997 was comprised of the net loss and decreases in accounts payable and accrued expenses and deferred revenue offset by depreciation and amortization expense, decreases in accounts receivable and restricted cash, and the proposed non-cash class action litigation costs.

The Company's investing activities used cash of $0.4 million and $1.0 million for the nine months ended September 30, 1997 and 1998, respectively. The principal uses during 1998 have been leasehold improvements and equipment purchases.

Cash provided (used) by financing activities was ($3.2) million and $4.3 million during the nine months ended September 30, 1997 and 1998, respectively and related mainly to the issuance of long-term debt in 1998 and repayment of debt in 1997.

During the nine months ended September 30, 1998, the Company executed a cost reduction plan which included eliminating 32 positions in the United States rendered redundant through a reengineering process, as well as eliminating 20 positions servicing legacy products outside the United States; bringing previously outsourced training and documentation activities back in-house; and refocusing its sales and marketing efforts on those industries where management believes it maintains a competitive advantage. Management believes that the result of these actions in addition to the seasonality of the Company's business, reduction in expenses going forward are expected to follow the results achieved in the third quarter of 1998

The Company has no significant capital commitments. The Company's aggregate minimum operating lease payments for the remainder of 1998 and 1999 are expected to be approximately $2.8 million. During December 1998, the Company expects to utilize $5.0 million of its restricted cash to fund the common stock subject to repurchase. The Company expects that its operating cash flow will be sufficient to fund the Company's working capital requirements through 1999. However, the Company's ability to achieve this result is affected by the extent of cash generated from operations and the pace at which the Company utilizes its available resources. Accordingly, the Company may in the future be required to seek additional sources of financing including the issuance of debt and/or sale of equity securities. No assurance can be given that any such additional sources of financing or guarantees will be available on acceptable terms or at all.

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

History of Operating and Net Losses

The Company generated a net loss of $31.8 million for 1996, $13.6 million for 1997 and reported a net loss for the nine months ended September 30, 1998 of $9.4 million. The Company also incurred a net loss for each of the five years in the period ended December 31, 1995. As of September 30, 1998, the Company had an accumulated deficit of $72.4 million. There can be no assurance that the Company will be profitable in the future.

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

Management Changes

The Company experienced significant turnover of executive management during 1996 and early 1997. In February 1997, the Company added a number of key officers, including its President and Chief Executive Officer and its Executive Vice President and Chief Financial Officer, and later in 1997 added its Senior Vice President of Operations. Failure to attract and maintain key management and employee personnel could have material adverse effects on the quality of the Company's products, and the Company's business and financial condition and results of operations.

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

Risks Associated with International Operations

The Company derived approximately $14.2 million, $21.3 million and $29.4 million or 26.9%, 39.2% and 43.4% of its total revenues, from customers outside of the United States in 1995, 1996, and 1997, respectively. The Company derived approximately $21.9 million and $21.2 million or 44.1% and 46.2% of its total revenues from customers outside the United States for the nine months ended September 30, 1997 and 1998, respectively. The Company expects that such revenues will continue to represent a significant percentage of its total revenues in the future. The Company believes that its continued growth and profitability will require expansion of its sales in international markets. There can be no assurance, however, that the Company will be able to maintain or increase international market demand for its products and services. Most of the Company's international license fees and services revenue are denominated in foreign currencies. The Company does not currently hedge its foreign exchange exposure. With respect to the Company's sales that are U.S. dollar-denominated, decreases in the value of foreign currencies relative to the U.S. dollar could make the Company's products less price competitive. Additional risks inherent in the Company's international business activities generally include unexpected changes in regulatory requirements, tariffs and other trade barriers, costs of localizing products for foreign countries, lack of acceptance of localized products in foreign markets, longer accounts receivable payment cycles, difficulties in managing international operations, potentially adverse tax consequences, restrictions on repatriation of earnings, reduced legal protection of the Company's intellectual property, and the burdens of complying with a wide variety of foreign laws. There can be no assurance that such factors will not have a material adverse effect on the Company's future international revenues and, consequently, on the Company's business, results of operations and financial condition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

Class members will receive a non-transferable right to resell the stock received in the settlement to a business trust formed by the Company at a price of $5.00 per share. The trust was capitalized by a contribution of $5 million by the Company in March of 1998, which will be used to pay the claims of any class members who receive stock in the settlement and exercise their right to resell such stock to the trust according to the terms of the Stipulation of Settlement. The exercise period during which class members may resell these shares to the trust will be December 1, 1998 to December 21, 1998. The resale right will expire at the end of the exercise period, or earlier, as to any shares issued in the settlement that are sold by class members prior to the final day of the exercise period. The resale right will also expire earlier than the exercise period if the closing price of Computron's Common Stock is higher than $5.00 per share for 20 consecutive trading days. The Company recorded a charge to operations of $6 million during the quarter ended September 30, 1997, reflecting the Company's share of the settlement costs, excluding legal fees.

Historically, the Company has been involved in other disputes and/or litigation encountered in its normal course of business. The Company believes that the ultimate outcome of these proceedings will not have a material adverse effect on the Company's business, financial condition and results of operations or cash flows.

Item 6. Exhibits and Reports on Form 8-K

      a)    Exhibits
              Exhibit 10.29 - Amendment Number 2 to the Loan and Security Agreement with Foothill Capital Corporation.
              Exhibit 27 - Financial Data Schedule (Edgar filing only).

      b)    Reports on Form 8-K - None

                            COMPUTRON SOFTWARE, INC.

                                    SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     COMPUTRON SOFTWARE, INC.

Date: November 10, 1998              By:  /s/ Michael R. Jorgensen
                                          --------------------------------------
                                          Michael R. Jorgensen
                                          Executive Vice President, Chief
                                          Financial Officer, Treasurer and
                                          Secretary (Principal Financial and
                                          Accounting Officer)