Form 10-K
period 1998-12-31
COMPUTRON SOFTWARE INC
filed 1999-03-31
CIK 947427

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
                                      1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of Common Stock on March 15, 1999 as reported on the American Stock Exchange, was approximately $12.8 million. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

    As of March 15, 1999, Registrant had outstanding 23,913,557 shares of Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

    ITEMS 10, 11, 12 AND 13 OF PART III ARE INCORPORATED BY REFERENCE FROM A PORTION OF THE REGISTRANT'S DEFINITIVE PROXY STATEMENT TO BE FURNISHED TO STOCKHOLDERS IN CONNECTION WITH THE 1999 ANNUAL MEETING OF STOCKHOLDERS.

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

GENERAL

    Computron is an innovative provider of business process and technology solutions with 20 years of experience in crafting efficient, effective, value-added systems for global organizations as well as large and mid-sized companies. Computron believes that the wealth, potential, and ultimate success of 21st century organizations will be determined by how well knowledge is used to manage, protect, and leverage their corporate assets. The Company strives to deliver knowledge-based business process solutions that empower organizations through the ability to turn information into knowledge.

    Computron designs, markets, and supports n-tier, Internet and workflow-enabled client/server-based business process solutions consisting of financials, workflow, desktop document access and storage, and maintenance and asset management software. Its solutions are designed to protect software application investment through the use of true n-tier architecture and a proven implementation certainty methodology. The Company's current client/server solutions are fully Year 2000 compliant and provide customers with the ability to address both the structured and unstructured data of their business, above and beyond traditional transaction-oriented accounting. Computron also offers its financial applications integrated with workflow-based modules such as Budget Cycle Management (BCM), Expense Cycle Management (ECM), and Procurement Cycle Management (PCM), designed to seamlessly manage an organization's information and knowledge throughout the end-to-end business process.

    Computron believes that its business process solutions empower organizations by turning all forms of information into knowledge. Its vision has been to provide the complete functionality to manage all phases of an end-to-end business process, combined with a strong technology foundation that can take organizations into the 21st century. Organizations can take advantage of significant technological innovations such as network computing, client/server, document management, imaging, COLD (Computer Output to Laser Disk), decision support, workflow, voice, the Internet and others utilizing Computron's advanced architecture.

    In this emerging Net economy, with the virtual office becoming more prevalent, Computron is well positioned to provide new e-business process solutions by leveraging the synergies between the Internet as a routing infrastructure, EDI and EFT over the Internet, the World Wide Web as a vast resource of business service providers, electronic mail messaging and Computron's Workflow. Computron's advanced architecture provides for the ability to leverage technology and disseminate business knowledge electronically throughout the enterprise. As a result, Computron is aggressively pursuing technology leaders with whom Computron can partner to provide customers and prospects with e-commerce procurement and bill presentment solutions using Internet technology to standardize, automate and reduce the cost and cycle time of business processes.

PRODUCTS

    The Company designs, markets, and supports n-tier, Internet and workflow-enabled, client/server-based, business process solutions for financials, workflow, desktop document access and storage, and maintenance and asset management software. Its product line consists of Computron-Registered Trademark- Financials, Computron-Registered Trademark-Workflow, Computron-Registered Trademark- COOL-TM-, and
Computron-Registered Trademark- Yorvik-TM-, and is currently supported on a variety of UNIX-based platforms--Sun Microsystems, Inc. (Sun), Hewlett-Packard Corporation (HP), International Business Machines Corporation (IBM), Digital Equipment Corporation (Digital), as well as Intel-based servers running Windows NT. The most current release of Computron software, Version 5.0 for the Computron Financials, Computron Workflow, and Computron COOL solutions, debuted December 31, 1998, and is available in the English language. Previous versions are available in a number of languages including English, Bulgarian, French, Spanish, Polish, German, and Japanese. It is expected that Version 5.0 will be available in these languages in the future. The Company's products may be translated into additional languages using supported language code pages with minimal reliance on its development resources. Computron believes that Version
5.0 provides users with enhanced features, improved functionality (such as Euro dollar support), and robust performance, and is offered on CD-ROM for its full suite of business solutions and complete set of documentation. The software supports a number of Electronic Data Interchange (EDI) transactions, such as 832, 850 and 855 for Purchase Order and 820 and 823 for Accounts Receivable. The most recent release of Computron Yorvik software, Version 6.2.2, was released in January 1999.

COMPUTRON FINANCIALS

    Computron Financials and Version 5.0 address the needs of Computron's ever growing multi-national and international client base with support for the Economic and Monetary Union (EMU) and its new currency, the Euro. Building on Computron's already strong multi-currency and multi-national functionality, Version 5.0 has added currency triangulation calculations across its financial business solutions and parent/child currency relationships for the member currencies of EMU, providing accurate accounting regardless of the currencies involved in any transaction.

MODULE                                   FEATURES
---------------------------------------  ------------------------------------------------------------------------
GENERAL LEDGER                           The General Ledger (G/L) module provides comprehensive financial accounting and management information across multiple companies, currencies, and reporting calendars. It stores and maintains financial, statistical, and budgetary information for summary, comparison, calculation, inquiry, and reporting. Computron believes that the product fulfills statutory, consolidation, and management requirements and offers benefits such as complete user control of all functions and ledger structure, n-dimensions Geographical Chart of Account structure, customization of Advanced User Interface, and total integration with other Computron applications and (via its own sophisticated interfacing tool GENEX) with non-Computron software. Through the use of various standard Computron utilities, data can also be uploaded to and/or downloaded from external sources.

POWER INTERACTIVE                        Power Interactive is a set of components used to define GL financial reports. Created in Visual Basic, Power Interactive provides a traditional Windows look and feel with standard icons, while allowing users report access and drill down capability to virtually any data available in the GL. Its components include the POWER INTERACTIVE
                                         DEFINER and POWER INTERACTIVE VIEWER. The POWER INTERACTIVE
                                         DEFINERallows the specification of a report using a graphical user interface, without having to consider the details of the actual report layout. Its POWER INTERACTIVE VIEWER component is a user-friendly tool that facilitates end-user financial report modifications and customizations. With Power Interactive, users can define financial report data lines and columns using the

MODULE                                   FEATURES
---------------------------------------  ------------------------------------------------------------------------
                                         Definer, and use the Viewer to define and/or view the layout. For performance and scalability, all data is gathered on the server.

BUDGET CYCLE MANAGEMENT                  The Budget Cycle Management (BCM) module is workflow-based and is designed to allow organizations to automate the ways in which budget information is downloaded/uploaded, disseminated and collected throughout the enterprise. It provides the ability to track the status of each form, reducing the frequent manual intervention involved in the budget cycle process. With BCM, organizations in virtually any industry can improve the overall quality and control of the budgeting process, decrease wait time by speeding the manual process, and reduce manual effort.

ACCOUNTS RECEIVABLE                      The Accounts Receivable module provides efficient and comprehensive debtor management facilities, offering complete financial accounting and management information, in multiple currencies, to fulfill statutory and management requirements and is suitable for Internet Service Providers
                                         (ISPs), etc. because of its ability to consolidate invoice line details.
                                         It is parameter-driven for precise matching to user requirements and offers users control of many functions including the ledger structure.
                                         Users can create Call Back Queue records based on data from the customer master, customer statistics, and open item files using the Credit
                                         Manager's workbench function. Additionally, Computron Accounts
                                         Receivable has an optional Direct Invoicing module that handles goods and services, pick list generation, invoicing generation, deal pricing, pricing and discount tables. It also provides comprehensive financial accounting and management reporting and inquiry (statistical and financial), in multiple currencies. It supports the EDI 820 and 823 requirements. Through the use of various standard Computron utilities, data can be uploaded to and/or downloaded from external sources.

REVENUE CYCLE MANAGEMENT                 In June 1999, Computron will release Phase I of its Revenue Cycle
                                         Management (RCM) module, a workflow-based, time billing and accounts receivable module that allows organizations to manage receivables more effectively. Phase I of RCM automates the bill memo routing process, which enables organizations to manage their billing process and receipting more efficiently. Phase II of RCM, scheduled for release in early 2000, will manage the ways in which cash and aged receivables are collected throughout the enterprise.

                                         With RCM, organizations in virtually any industry can improve the collection process, quality, and control of revenue. RCM enhances the credit manager's function by allowing fast and accurate access to pertinent information for clear and quick decision making.

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

MODULE                                   FEATURES
---------------------------------------  ------------------------------------------------------------------------
                                         invoice logging, BACS, tracking and payment authorization procedures. It also provides comprehensive financial accounting and management reporting and inquiry (statistical and financial) in multiple currencies. Through the use of various standard Computron utilities, data can also be uploaded to and/or downloaded from external sources.

EXPENSE CYCLE MANAGEMENT                 Expense Cycle Management (ECM) is a complete application that integrates portions of Computron's financial modules, with workflow technology delivered with a graphical process design wizard called the Process
                                         Design Workbench. It comes with all of the workflow tasks necessary for re-engineering the payment cycle, such as several scanning, faxing and invoice capture tasks, tasks for indexing documents, voucher approval routing options, EFT payments, exception handling, and full online inquiry to the workflow and financial data.

PURCHASE ORDER                           The Purchase Order module enables automated purchase order processing, user-defined vendor evaluation and allows for blanket and standard orders, transmission of purchase orders through print, fax, or EDI 832,
                                         850 and 855, critical delivery flagging, and "contract near limit"
                                         warnings. It provides sophisticated buyer sourcing that includes automatic pick tickets and direct requisition to purchase order processing. With the addition of Bids and Quotes in Version 5.0, the buyer can now manage competitive bids on both current and historical data and record quotes received from the vendors against the bid sent to them.

PROCUREMENT CYCLE MANAGEMENT             Procurement Cycle Management (PCM) is a complete application that integrates portions of Computron's financial modules with workflow technology delivered with the Process Design Workbench. It allows individual organizations to define the procurement cycle process and provides a view of the current processes, identifying areas that can be improved. By coupling the value of workflow with Computron's standard functional richness and the Internet, PCM helps organizations decrease wait time, reduce manual effort, and improve the control of the procurement process, while increasing the overall production and quality of the organizational performance. PCM can electronically create both requisitions and purchase orders, and upon completion of an online requisition, perform custom business rules, or automatically route the requisition to a supervisor for approval and release. Computron is aggressively pursuing technology leaders with whom Computron can partner to provide customers and prospects with e-commerce procurement and bill presentment solutions using Internet technology to standardize, automate and reduce the cost and cycle time of the procurement cycle.

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

MODULE                                   FEATURES
---------------------------------------  ------------------------------------------------------------------------
                                         functionality. Notable features include Item Master File maintenance and inquiry capability, Bill of Materials, full integration to Computron
                                         Financials/Purchase Order through Requisition and Receiving, Pick List processing, a full range of inventory transactions including warehouse moves, transfers, issues, and returns, inventory count capabilities and inventory reporting, and costing methods. Through the use of various standard Computron utilities, data can also be uploaded and/or downloaded from external sources.

FIXED ASSETS                             The Fixed Assets (FA) module tracks fixed assets, maintains related financial and accounting records and provides for flexible, unlimited depreciation calendars, user-defined asset identification and make, model and number descriptions. It can generate fixed asset information directly for the Computron Financials/General Ledger. This will produce the data required to update asset accounts, accumulated depreciation accounts, depreciation expense accounts, disposition gain or loss accounts, and relieve the appropriate FA clearing accounts. This update can then be posted directly to the Computron Financials/General Ledger and with the integrated reconciliation of GL and FA, can be easily monitored. Through the use of various standard Computron utilities, data can also be uploaded and/or downloaded from external sources.

TIME AND EXPENSE ACCOUNTING              The Time and Expense Accounting (TEAM) module gives business and practice managers complete control over billing time and expenses at every level (client, engagement, project, office, responsible employee, etc.), as well as multiple options for contract billing and revenue recognition. On-line data entry, editing, and billing facilities ensure up-to-the-minute accuracy and prompt invoicing of time and expenses incurred on multiple levels of clients and/or projects. This powerful management tool can be utilized in maximizing the productivity and profitability of all chargeable time and services, as well as flexibility in defining revenue policies. Along with missing time alerts and remote time and expense logging, the TEAM solution delivers accurate and timely management of employees and billing tasks, which is particularly suitable for professional service organizations. Through the use of various standard Computron utilities, data can also be uploaded and/or downloaded from external sources, which is most beneficial in the Human Resource system interfaces to Computron

ENCUMBRANCE ACCOUNTING                   The Encumbrance Accounting module enables public sector and not-for-profit accounting commitments to ensure that they do not exceed budgeted amounts by enforcing strict controls over disbursements and purchasing.

APPLICATION DEVELOPMENT TOOLSET          The Application Development Toolset module provides a graphical-based toolset enabling users to extend application data models, presentation, and business rules, and manage customization of menus, user preferences, security and other processing related characteristics.

    Computron Financials incorporate numerous international features, including multi-currency, Economic and Monetary Union (EMU), multi-national support of various numeric and date presentations, accounting standards and tax calculations. Computron Financials is workflow and Internet-enabled.

COMPUTRON WORKFLOW

    Computron Workflow automates various labor-intensive functions (such as customer service, accounts payable processing, accounts receivable processing and claims processing) throughout large organizations. Computron Workflow can be used as a stand-alone application or in conjunction with Computron Financials or third party applications. Computron Workflow is designed to improve the productivity and efficiency of business processes within large organizations that handle substantial quantities of transactions and activities on a proceduralized basis. Computron Workflow enables users to develop systems that automate their document processing and procedure, including on-line routing of documents or transactions and customized sequencing of processing tasks throughout an organization based on user defined processing rules. Computron Workflow is Internet-enabled.

    Computron Workflow consists of a series of modules including:

MODULE                                   FEATURES
---------------------------------------  ------------------------------------------------------------------------
WORKFLOW                                 The Workflow module enables on-line, real-time management review and optimization of business processes, allows for the fine-tuning and adjustment of process handling and the audit and supervision of productivity, and handles standard business and industry-specific processes. This is accomplished with Computron's Process Design
                                         Workbench, which utilizes Visio's graphical design tool to author and maintain a workflow process. Computron also works with Interfacing
                                         Technologies' FirstSTEP product to simulate and model the workflow process that has been designed by the Process Design Workbench. The
                                         Company is a member of the Workflow Management Coalition, and is actively working with other members to develop a common set of WfMC APIs for workflow products to promote industry-wide, cross product interoperability.

RECORDS MANAGEMENT                       The Records Management module provides batch or individual document scanning, document attachment and storage and is able to handle document input from a variety of formats and sources, including images, spreadsheets, text, COOL, fax transmissions, and optical character recognition-based systems, and handles user-defined query and retrieval functions. These functions are a subset of the Workflow module.

COMPUTRON COOL

    Computron COOL software, an industry leading COLD product, enhances access to report data available throughout an enterprise by complementing on-line data with information that is typically stored off-line in the report output of various computing systems or stored on microfiche or on paper. Computron COOL accesses data that is found in reports produced by the various computer systems found in an enterprise, regardless of whether the reports were produced by a mainframe, legacy, personal computer, or client/server computer system and regardless of the application that generated the reports. Computron COOL can function as a substitute for computer output to microfiche, an on-line report viewer, a facility for downloading information from reports into spreadsheets and other applications, or a data warehousing support tool, as well as a tool kit for "relating" information extracted from disparate data sources.

    Computron COOL software accesses data in report format produced from the user's existing systems, and then indexes, compresses, and saves the data on magnetic storage, CD, or optical disks. Computron COOL software then enables users throughout an enterprise to retrieve the data simultaneously, to search the report data on-line, as well as download selected data to spreadsheets or word processing documents for further manipulation, and to print, fax, or otherwise make available all or parts of the data on an easy-to-use basis on LAN, WAN, Intranet and Internet. Computron COOL can function on a stand-alone basis and can be integrated with Computron Financials, Computron Workflow, and Computron Yorvik, as well as with the customer's own and third-party applications through the use of APIs provided with the product. Computron COOL is Internet-enabled.

    Computron COOL consists of a series of modules including:

MODULE                                   FEATURES
---------------------------------------  ------------------------------------------------------------------------
COMPUTRON COOL                           The original COOL solution evolved from COLD technology to replace costly, inefficient microfiche and paper-based storage of text reports with rapid storage, instant retrieval, advanced analysis and report production, and cost-effective distribution of electronic report data.
                                         This includes reports from mainframe, legacy, client/ server, and
                                         PC-based systems, which can be displayed in their original report formats.

COOL I-MERGENCE                          This significantly enhances the COOL solution by collecting strategic information from databases, COOL reports, legacy systems, data warehouses, etc., from around the world, merging it, analyzing it, and delivering strategic information to desktops distributed throughout the company.

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

COOL NET-TM-                             This Java-based solution leverages the Internet, as well as intranets and other enterprise networks, to deploy access to COOL archives to any location around the world--to remote offices and to traveling executives--and provides controlled access for vendor and client partners. COOL Net software won a 1997 AIIM Best of Show Award for its unique "hot-link" feature, through which COOL Net software integrates
                                         COOL archives with the vast information resources available across the
                                         World Wide Web. COOL Net software is automatically available to literally thousands of users having a Java-enabled Web browser such as
                                         Netscape Navigator or Microsoft Internet Explorer.

COOL DISTRIBUTOR-TM-                     This version of COOL software leverages the compact disk medium for high-volume, low-cost distribution and viewing of massive amounts of information as processed and handled by COOL.

COOL/APIS-TM-                            The Computron COOL suite has been designed to integrate with other business solutions on the desktop and the server as appropriate.
                                         Computron's set of COOL/APIs is used to integrate COOL with custom software.

COMPUTRON YORVIK

    Yorvik software is a knowledge-based suite of integrated business applications that address the maintenance, project management, inventory, and purchasing operations. Its purpose is to provide the necessary tools, through functional richness, to enable asset intensive, change-oriented organizations to increase profitability by maximizing equipment uptime, increasing efficiencies of large projects, reducing inventory costs and streamlining purchasing processes. In addition to satisfying the needs of the above mentioned operations, Yorvik software's internal workflow allows it to be configured to satisfy many other types of "work" bringing added value to these companies. Unlike the conventional Computerized Maintenance Management Systems available today, Yorvik's software is a knowledge-based Work Management System, which, together with Computron Financial applications, provides an integrated, single source best-of-breed, enterprise asset management solution.

    The added value Yorvik software offers an organization is internal workflow for easily configurable systems, the functionality to support business process reengineering, and an architecture that creates a fully integrated resource, maintenance and materials management backbone. At the heart of this backbone is a "virtual map" of the organization within the Yorvik Facility/Equipment database. Yorvik software automates the planning and management process, gathers all relevant resources, schedules multiple or individual job steps, and generates reports including those related to cost control.

    Computron Yorvik software consists of a series of modules including:

MODULE                                                                   FEATURES
---------------------------------------  ------------------------------------------------------------------------

MAINTENANCE MANAGEMENT                   The Maintenance Management module helps organizations plan, schedule, and manage work requirements and maintenance tasks that are critical to keep operations running.

PROJECT MANAGEMENT                       Project Management is best utilized for managing more complex long-term projects--those with several sub-projects, diverse resources, and thousands of tasks, such as plant shutdowns or capital projects. Project
                                         Management's powerful and sophisticated algorithms can process the related variables, determine the optimal schedule for work, and help monitor progress and costs along the way.

MATERIALS MANAGEMENT                     Materials Management automates inventory and warehousing functions and integrates them with maintenance, project management and purchasing processes, assuring that materials are on hand when needed while maintaining minimum stock levels.

PROCUREMENT                              Procurement helps users purchase material, services, and equipment from a competent source at a competitive price. It also provides full control over the timing of purchases because it is fully integrated with the other Yorvik applications. The tight integration with maintenance, projects and materials management supports today's Maintenance Repair
                                         Operations (MRO) requirements.

    Computron Yorvik software is an open systems client/server suite of applications that is portable across major hardware and software platforms. It runs on a variety of UNIX based platforms--Sun Microsystems, Inc. (Sun), Hewlett Packard Corporation (HP), International Business Machines Corporation (IBM) and Digital Equipment Corporation (Digital), as well as Intel-based servers running Windows NT. The Yorvik software GUI client is a Microsoft Windows 95 or Microsoft Windows NT application. Yorvik software is written in C++ and includes a proprietary toolkit. The supported databases are Oracle, Sybase and SQL Server.

    Computron Yorvik serves as the basis for full lifecycle asset management, activity based costing and continuous improvement of plant performance and efficiency.

ARCHITECTURE

    At the heart of the Company's financial and workflow software design and technology is an open, Internet-ready, n-tier architecture designed to adapt to new technological innovation and enable executives to capitalize on these innovations quickly and cost-effectively. The architecture was created to simplify continuous process re-engineering (CPR) and allow companies to achieve their goals of increased competitiveness and reduced costs.

    The n-tier architecture permits enhanced scalability, application upgrade and/or migration ease, and multiple desktop presentation options including Microsoft Windows, Visual Basic, and Java, all of which position the Company as an industry leader in accurate, comprehensive, and timely application implementations. Computron's application suite supports relational database management systems (RDBMS) from vendors such as Microsoft Corporation (Microsoft
SQL), Oracle Corporation (Oracle), Sybase, Inc. (Sybase), and Informix Corporation (Informix). Computron's software runs on a variety of UNIX-based platforms--Sun Microsystems, Inc. (Sun), Hewlett-Packard Corporation (HP), International Business Machines Corporation (IBM), Digital Equipment Corporation (now a unit of Compaq Computer Corporation), as well as Intel-based servers running Windows NT.

    Computron's products are designed to take advantage of diverse configurations and processing capabilities at the customer site. For example, a Computron installation can be configured to execute discrete application functions (components) on multiple application servers. Or, a Computron system can be used effectively in a wide area network (WAN) configuration, (Intranet or Internet) without resorting to remote Graphical User Interface (GUI) display tools, as is common with two tiered applications. Computron software can be implemented with a "thin client" extendable with Microsoft Visual Basic which provides excellent desktop integration, or with a Java based "ultra thin" Web client for unadministered/remote users. Furthermore, these configuration options can be adjusted as the customer's needs change. Additional application servers can be applied as users are added. Or, Internet and WAN access can be used together, if this type of access is more appropriate for some users.

EXTENSIVE USE OF OBJECT-ORIENTED DESIGN TECHNIQUES

    Since 1990, Computron has relied heavily on object-oriented design techniques. The results can be seen throughout the architecture. For example, user interface controls and display components are treated as objects that can be individually manipulated, customized, and extended by user organizations.

    The Company believes that the benefits of object-orientation are becoming increasingly apparent. Object-oriented applications tend to be more modular than those developed with traditional methods, have cleaner interfaces, more shared code, and fewer entry points. Developers work in a simpler development environment that is less prone to error, and they produce applications that are easy to maintain, enhance, and distribute across the network. As a result, end-users get applications that are reliable and manageable. In addition, Computron's products allow developers to gain increased scalability and performance via Computron's flexible, "n-tiered" architecture.

N-TIERED ARCHITECTURE

    First-generation client/server systems utilized a two-tier architecture in which presentation and application logic were combined on client workstations, and data was stored on one or more servers.

    Though its limitations have been widely acknowledged, the classic two-tier client/server architecture is surprisingly still at the heart of many enterprise solutions. For example, the two-tier model requires application logic to be executed on individual client workstations, reduces performance by dramatically increasing network traffic, limits the Information Technology ("IT") organization's ability to eliminate bottlenecks by increasing server resources, and increases the complexity of applications thereby reducing their reliability.

    In contrast, Computron's architecture has, for many years, separated application functions into multiple logical groupings or tiers. At the heart of Computron's architecture are four tiers: PRESENTATION, PROCESS LOGIC, APPLICATION LOGIC, and INFORMATION ACCESS tiers.

    Computron's application logic and information access tiers may themselves be partitioned into multiple tiers, and it is also possible to integrate presentation services across the Internet or private intranets and extranets. Therefore, it is more appropriate to define the Computron architecture as N-TIER.

    The Company believes that for a multi-tiered product to perform efficiently in diverse network and system environments, it is critical that communication among tiers be efficient and flexible.

    Many first-generation client/server products rely on the database vendor's remote Structured Query Language (SQL) network software to communicate with the server. In contrast, Computron provides its own middleware, consisting of local and remote application program interface (API) libraries and protocol-specific drivers. The middleware supports a variety of popular network protocols for remote communication between software components. When client and server processes run on the same platform, local interprocess communication is employed to reduce the overhead of the network protocol.

    The Company believes that the API is a crucial piece of the architecture because of its performance impact and because it defines the extent to which application components can be distributed across different nodes in the network. The remote SQL APIs provided by most relational database vendors are useful for retrieving data from a remote database server, but they do not support a generalized interface for interprogram communication. The use of SQL based API calls as a basis for a multi-tiered message passing mechanism can be problematic, as this API was not designed for this purpose. In contrast, the Computron API is modeled closely on the Distributed Computing Environment (DCE) remote procedure call (RPC) API, an industry standard for remote communication between disparate software products. In addition, Computron is free to exploit the database access mechanism that is most appropriate for that database, and not use a "least common denominator" solution across RDBMS's. Computron's RDBMS interfaces are custom coded, and are focused on high function, high reliability, high security, high performance information access issues.

CUSTOMIZATION AND EXTENSIBILITY

    With some enterprise financial packages, customers often require extensive source code changes to obtain the capabilities they desire. These changes add complexity and potential instability; there is no guarantee that customized source code versions of the product will translate to newer versions. Companies may later find themselves unable to utilize new features or technologies that could provide a competitive advantage.

    Computron's architecture is designed to avoid this problem by using components that can be customized and extended outside of the source code, including:

    - Presentation/user interface

    - Process logic

    - Application logic

    - Inquiry reporting

    - Drill-down modules

    - The relational information model

    - Validation and rules

    - Business components for integration with other systems

COMPREHENSIVE WORKFLOW INTEGRATION

    Workflow management is increasingly recognized as a critical element in successful business process reengineering. For years, Computron has included with its financial applications, a world-class product, Computron Workflow, as an integral part of its business solutions.

    Computron Workflow is the "connective tissue" that enables users to combine Computron financial rules based, user defined decision processing, and document management components, creating automated, integrated business processes.

    Computron Workflow is designed from the ground up as a total business solution. Since a powerful Workflow Rules Engine is integrated directly into Computron Workflow's runtime, organizations can extend the reach of workflow applications to drive all facets of their business. Computron enables companies to build high-performance production oriented workflow systems that directly access line-of-business and horizontal application database tables in real time without compromising information.

    Computron believes that workflow can be partitioned to a fine level of granularity, helping organizations maximize performance at low cost. It has been implemented in global environments characterized by high volumes, large user bases, complex conditional routing and extensive exception handling.

MAINTAINING SECURITY

    Computron's architecture provides multiple levels of security, including ways to define update versus read-only access within specific transactions. An organization's security hierarchy exists both across systems and within individual applications.

    For information level security, Computron's applications support NO ACCESS, READ-WRITE ACCESS and READ-ONLY ACCESS for each record. This is defined in security maintenance using application security schemes.

    All application security is defined in a single set of system files and is managed centrally. Computron's security extend the native security mechanisms built into UNIX or Windows NT, as well as native RDBMS security on a PER USER, USER GROUP or SYSTEM-WIDE basis.

LOWERING TOTAL COST OF OWNERSHIP

    Computron believes that there are many ways in which its products and architecture lower the total cost of ownership for an organization. For example:

    - Computron provides Implementation Certainty, a proven methodology for assuring a smooth transition and rapid implementation of the software.

    - Computron's architecture allows organizations to leverage existing development environments, and partition applications for maximum performance.

    - By customizing the software outside of the source code, it is easier to upgrade from one version of the software to another--a feature that should lower internal support costs.

    - New client forms, menus, and messages can be uploaded, reducing the maintenance required for new release implementations.

    - Computron supports multiple languages, including double-byte enablement using the same code. Therefore, the same product can be implemented across the company.

PROFESSIONAL SERVICES

    The Company considers its Professional Services to be a major asset and key differentiator from other vendors. With its 24-hour client support, implementation certainty methodology, standard as well as customized training, product certification, and its level of dedicated support, Computron has created a professional services program to handle the needs of its customers.

    As of December 31, 1998, the Company had 186 employees worldwide providing customer support and technical, consulting and training services. To maintain a high standard of service, the Company requests customer evaluations of service personnel on a quarterly basis. Bonus compensation is based, in part, on the results of these reviews. The Company's services are described below.

CLIENT SUPPORT

    Support for domestic U.S. clients is based out of the Company's corporate headquarters in Rutherford, New Jersey. Client support centers are also based in Essen, Johannesburg, London, Melbourne, Paris, Singapore, Sydney, Toronto and Warsaw. Annual maintenance contracts are generally required for the first year of a customer's use of the Company's products, and are renewable on an annual basis. The maintenance contract entitles the customer to any product enhancements released during the term of the contract. Maintenance fees vary depending on the hours of hot-line support requested by the customer, and typically range between 17% and 20% of the fees from products under license.

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

TECHNICAL SERVICES

    The Company offers assistance in developing interfaces with third party software or legacy systems. These services are designed to enable the development of additional client-specific functionality. The Company also provides network troubleshooting and assists its customers in deploying client/server systems, RDBMS software, operating systems and telecommunications programs. Such services are generally not directly related to the implementation of the Company's products but relate to effective company-wide solutions.

CONSULTING SERVICES

    The Company's consulting services organization provides project assurance, business systems review, technical design, functional design, business modeling, system tailoring, system certification, change management and ongoing project support in connection with customer implementation of the Company's products. Similar services are also provided for upgrades to later versions of the software and migrations to different operating platforms. The Company also frequently works with third-party consultants and system integrators to provide customers with a full range of installation, customization and project management services.

EDUCATION SERVICES

    The Company provides education services in North America through its Instructional Services group. This group is responsible for the development and delivery of training courses designed to familiarize users with the Company's products. A standard schedule of courses is delivered at the Company's facilities. A course catalog and schedule are provided to the Company's customers. In addition to regularly scheduled classroom training, the Company works with its customers to develop tailored training courses for delivery at their site. The group also provides standard courses at the customer's location. Training courses vary in length from one to five days. Education services are also provided at the Company's international facilities including Australia, Canada, France, Germany, Poland, Singapore, South Africa and the United Kingdom.

SALES AND MARKETING

    The Company currently markets its products and services primarily through a direct sales force in the United States and directly and indirectly in other parts of the world. The Company conducts comprehensive marketing programs in the United States, which include telemarketing, public relations, direct mail, advertising, seminars, trade shows and ongoing customer communications programs. As of December 31, 1998, the Company's sales and marketing organization consisted of 85 employees worldwide.

    The Company's marketing efforts in the United States are conducted by a direct sales force which is located at the Company's headquarters in Rutherford, New Jersey, and in the Atlanta, Chicago and Dallas metropolitan areas. The Company's U.S. marketing efforts are supported by independent distributors and systems integrators. In addition, the Company has established strategic alliances with hardware/database and software vendors.

    Outside of the United States, the Company maintains sales and support offices in Australia, Canada, France, Germany, Poland, Singapore, South Africa and the United Kingdom. In the past the Company has established distribution arrangements with third parties around the world and continually evaluates future third party arrangements. Currently the Company does not generate significant revenues from its distributors.

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

SYSTEMS INTEGRATORS AND CONSULTANTS

    The Company has established non-exclusive, formal and informal relationships with systems integrators and consultants who are active in the selection and implementation of information systems, including, but not limited to certain big five accounting firms. In addition, the Company has established relationships with independent distributors. By providing technical, consulting and integration services for the Company's products, these companies expand the ability of the Company to service and implement its products.

HARDWARE VENDORS

    The Company has developed relationships with major hardware vendors such as Compaq Computer, Hewlett-Packard, IBM, and Sun Microsystems, Inc. These hardware vendors provide sales leads and technical support.

SOFTWARE VENDORS

    The Company has established relationships with third-party software vendors including Informix Corporation, Microsoft Corporation, Oracle Corporation, and MIS AG. These vendors may provide sales leads, assist the Company in developing the capability of the Company's products to inter-operate with third-party software and assist the Company in incorporating new technologies.

PRODUCT DEVELOPMENT

    The Company has a dedicated product development and engineering organization and periodically releases new products and enhancements to existing products. Product development efforts are directed at increasing product functionality, improving product performance, providing support to existing products, expanding the capabilities of the products to inter-operate with third-party software and hardware and developing new products. In particular, the Company has from time to time devoted substantial development resources to develop additional modules for its products and the capability to support additional platforms, databases, GUIs, toolsets and emerging technologies, such as Intranet/Internet web-based access to applications. While the Company anticipates that certain new products and enhancements will be developed internally, the Company may acquire or license technology or software from third parties when appropriate.

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

    As of December 31, 1998, the Company had 95 employees engaged in product development and engineering.

COMPETITION

    The financial applications and business software market is intensely competitive and rapidly changing. A number of companies offer products similar to the Company's products and target the same customers as the Company. The Company believes its ability to compete depends upon many factors within and outside its control, including the timing and market acceptance of new products and enhancements developed by the Company and its competitors, product functionality, performance, price, reliability, customer service and support, sales and marketing efforts and product distribution. The primary competition for Computron Financials are the financial applications software offered by Oracle Corporation, PeopleSoft, Inc. and others. The principal competitors for the Company's Computron Workflow and Computron COOL software are Eastman Kodak Company ("Kodak"), MicroBank, TASC, Staffware Corporation and FileNet Corporation. The principal competitors for the Company's Computron Yorvik software are Project Software Development, Inc. (PSDI), Indus International, Inc. (Indus) and others. See "Business--Risk Factors--Intense Competition."

INTELLECTUAL PROPERTY

    The Company's success is heavily dependent upon its proprietary technologies as well as products from third parties, software vendors, hardware vendors, etc. The Company regards its software as proprietary, and relies primarily on a combination of contractual provisions and trade secrets, copyright and trademark law to protect its proprietary rights. The Company has no patents or patent applications pending, and existing trade secrets and copyright laws afford only limited protection. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the

Company's products or to obtain and use information that the Company regards as proprietary. Policing unauthorized use of the Company's products is difficult, and while the Company is unable to determine the extent to which piracy of its software products exists, software piracy can be expected to be a persistent problem. The Company makes source code available to certain of its customers which may increase the likelihood of misappropriation or other misuse of the Company's software. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to the same extent as do the laws of the United States. There can be no assurance that the steps taken by the Company to protect its proprietary rights will be adequate or that the Company's competitors will not independently develop technologies that are substantially equivalent or superior to the Company's technologies.

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

    The Company has obtained Federal registrations for its trademarks "Computron" and "Yorvik". In addition, the Company has certain U.S. common law rights, and rights under foreign laws in relation to its trademarks, service marks and product names. Although the Company believes that the trademarks and service marks it uses are distinct, there can be no assurance that the Company will be able to register or protect such trademarks and service marks. See "Business--Risk Factors--Dependence on Proprietary Rights; Risks of Infringement."

EMPLOYEES

    As of December 31, 1998, the Company had 435 full-time employees, 220 within the United States and 215 outside the United States, including 95 in product development and engineering, 186 in customer service and support, 85 in sales and marketing, and 69 in finance, administration and executive management. The Company's employees are not covered by any collective bargaining agreements. The Company believes that its relations with its employees are good.

RISK FACTORS

HISTORY OF NET LOSSES

    The Company incurred net losses of $31.8 million for 1996, $13.6 million for 1997 and $9.0 million for the year ended December 31, 1998. As of December 31, 1998, the Company had an accumulated deficit of $72.1 million. There can be no assurance that the Company will be profitable in the future. The Company has restated previously reported results for the four years ended December 31, 1995, including certain unaudited quarters therein and for each of the three unaudited quarters ended September 30, 1996. See

"Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 2 to the Consolidated Financial Statements.

POTENTIAL FOR SIGNIFICANT FLUCTUATIONS IN QUARTERLY OPERATING RESULTS;
  SEASONALITY

    The Company has experienced, and may in the future experience, significant quarter to quarter fluctuations in revenues and results of operations. Such fluctuations may result in volatility in the price of the Company's Common Stock. Quarterly revenues and results of operations may fluctuate as a result of a variety of factors, including the proportion of revenues attributable to license fees versus services, the utilization of third parties to perform services, the amount of revenue generated by resales of third party software, changes in product mix, demand for the Company's products, the size and timing of individual license transactions, the introduction of new products and product enhancements by the Company or its competitors, changes in customer budgets, competitive conditions in the industry and general economic conditions. Further, the license of the Company's products generally involves a significant commitment of capital by the customer and may be delayed due to time-consuming authorization procedures within an organization. For these and other reasons, the sales cycles for the Company's products are typically lengthy and subject to a number of significant risks over which the Company has little or no control, including the customers' budgetary constraints and internal authorization reviews. The Company has historically operated with little backlog, since its products are generally shipped as orders are received. The Company has historically recognized a substantial portion of its revenues in the last month of a quarter, with these revenues frequently concentrated in the last week of the quarter. License fees in any quarter are substantially dependent on orders booked and shipped in the last month and last week of that quarter. Delays in the timing of recognition of specific revenues may adversely and disproportionately affect the Company's results of operations because a high percentage of the Company's operating expenses are relatively fixed, planned expenditures are based primarily on sales forecasts and only a small percentage of the Company's operating expenses vary with its revenues. Accordingly, the Company believes that period to period comparisons of results of operations are not necessarily meaningful and should not be relied upon as an indication of future results of operations. There can be no assurance that the Company will be profitable in any future quarter.

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

LITIGATION

    During 1996, the Company and certain of its current and former officers and directors were named as defendants in six civil suits filed as class actions on behalf of individuals claiming to have purchased Computron Common Stock during the time period from August 24, 1995, through January 27, 1997. The suits were filed in the United States District Court for the District of New Jersey and were consolidated by court order into one suit captioned IN RE COMPUTRON SOFTWARE, INC. SECURITIES LITIGATION, Master File No-96-1911 (AJL). See "Item 3. Legal Proceedings".

    On March 6, 1998, the District Court issued a final order approving the settlement of the class action securities litigation. The overall settlement included consideration totaling $15 million for the benefit of class members, including $6 million of consideration from the Company, and payments from certain of its present and former officers and directors, its former auditors, and the insurance companies that provided the Company with directors and officers liability insurance. In return for the payments by the insurance companies, the settlement also resolved a separate lawsuit brought by the Company against the insurance companies. As its share of the settlement, the Company paid $1 million in cash, and issued, as noted below, one million shares of Common Stock of the Company ("Settlement Stock"). The Company recorded a charge to operations of $6 million during the quarter ended September 30, 1997, reflecting the Company's share of the settlement costs, excluding legal fees.

    The class members received a non-transferable right to resell the Settlement Stock to a business trust formed by the Company at a price of $5.00 per share during a period from December 1, 1998 to December 21, 1998 (the "Put Period"). The trust was capitalized by a contribution of $5 million in cash by the Company in March 1998. During the Put Period, class members exercised the put with respect to 880,798 shares of Settlement Stock. The right to put the remaining shares of Settlement Stock automatically expired as of midnight on December 21, 1998. Pursuant to the terms of the stipulation of settlement, the Company directed the trust to pay $4,403,990 in satisfaction of the timely claims made under the put, and to return to the Company the remaining balance in the trust. Shares of Settlement Stock that were not timely put according to the terms of the settlement remain freely transferable.

    Historically, the Company has been involved in other disputes and/or litigation encountered in its normal course of business. The Company believes that the ultimate outcome of these proceedings will not have a material adverse effect on the Company's business, financial condition and results of operations or cash flows.

MANAGEMENT CHANGES

    The Company experienced significant turnover of executive management during 1996 and early 1997. In February 1997, the Company added a number of key officers, including its President and Chief Executive Officer and its Executive Vice President and Chief Financial Officer, and later in 1997 added its Senior Vice President of Operations and Senior Vice President of Sales and Marketing. In December 1998, a new Senior Vice President of Sales and Marketing was added. No other changes were made to the executive management. Failure to attract and maintain key management and employee personnel could have material adverse effects on the quality of the Company's products, and the Company's business and financial condition and results of operations.

INTENSE COMPETITION

    The financial applications and business software market is intensely competitive and rapidly changing. A number of companies offer products similar to the Company's products and target the same customers as the Company. The Company believes its ability to compete depends upon many factors within and outside its control, including the timing and market acceptance of new products and enhancements developed by the Company and its competitors, product functionality, performance, price, reliability, customer service and support, sales and marketing efforts and product distribution. The primary competition for Computron Financials is the financial applications software offered by Oracle Corporation and PeopleSoft, Inc. The principal competitors for the Company's Computron Workflow and Computron COOL software are Eastman Kodak Company ("Kodak"), MicroBank, TASC, Staffware Corporation and FileNet Corporation. The principal competitors for the Company's Computron Yorvik software are Project Software Development, Inc. (PSDI), Indus International, Inc. (Indus) and others. The Company has an agreement with Kodak pursuant to which Kodak has the right to license Computron COOL software to third parties under its own private label and modify such software. Most of the Company's competitors are substantially larger than the Company and have significantly greater financial, technical, and marketing resources, and extensive direct and indirect channels of distribution. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sale of their products than the Company. The

Company's products also compete with products offered by other vendors, and with proprietary software developed by third-party professional service organizations and management information systems departments of potential customers. Due to the relatively low barriers to entry in the software market, the Company expects additional competition from other established and emerging companies as the client/ server applications software market continues to develop and expand. The Company also expects that competition will increase as a result of software industry consolidations. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address the needs of the Company's prospective customers. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any of which would have a material adverse effect on the Company's business, results of operations and financial condition. There can be no assurance that the Company will be able to compete successfully against current or future competitors or that competitive pressures will not have a material adverse effect on the Company's business, results of operations and financial condition. See "Business--Competition."

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

NEW PRODUCTS AND RAPID TECHNOLOGICAL CHANGE; RISK OF PRODUCT DEFECTS,
  DEVELOPMENT DELAYS AND LACK OF MARKET ACCEPTANCE

    The financial applications and business software market is characterized by rapid technological change, changes in customer requirements, frequent new product introductions and enhancements and emerging industry standards. Such changes may or may not affect the Company's software performance, customization, reporting functionality, or other business objectives, and may or may not render the Company incapable of meeting future customer software demands. The introduction of products embodying new technologies and the emergence of new industry standards can render existing products obsolete and unmarketable. Accordingly, the life cycles of the Company's products are difficult to estimate. The Company's future success will depend in part upon its ability to enhance its current products and to develop and introduce new products that respond to evolving customer requirements and keep pace with technological development and emerging industry standards, such as new operating systems, hardware platforms, interfaces and third party applications software. There can be no assurance that the Company will be successful in developing and marketing product enhancements or new products that respond to technological change, changes in customer requirements, or emerging industry standards, that the Company will not experience difficulties that could delay or prevent the successful development, introduction and marketing of such products and enhancements, or that any new products or enhancements that it may introduce will achieve market acceptance. The inability of the Company, for technological or other reasons, to develop and introduce new products or enhancements in a timely manner in response to changing customer requirements, technological change or emerging industry standards, would have a material adverse effect on the Company's business, results of operations and financial condition.

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

    The Company has obtained Federal registrations for its trademarks "Computron" and "Yorvik." In addition, the Company has certain U.S. common law rights, and rights under foreign laws in relation to its trademarks, service marks and product names. Although the Company believes that the trademarks and service marks it uses are distinct, there can be no assurance that the Company will be able to register or protect such trademarks and service marks.

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

RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS

    The Company derived approximately $21.3 million, $29.4 million and $29.9 million or, 39.2%, 43.4% and 47.1% of its total revenues, from customers outside of the United States in 1996, 1997 and 1998 respectively. The Company expects that such revenues will continue to represent a significant percentage of its total revenues in the future. The Company believes that its continued growth and profitability will require expansion of its sales in international markets. The Company intends to continue to expand its operations outside of the United States, which will require significant management attention and financial resources. There can be no assurance, however, that the Company will be able to maintain or increase international market demand for its products and services. Most of the Company's international license fees and services revenue are denominated in foreign currencies. Decreases in the value of foreign currencies relative to the U.S. dollar could result in losses from foreign currency translations. The Company does not currently hedge its foreign exchange exposure. With respect to the Company's sales that are U.S. dollar-denominated, decreases in the value of foreign currencies relative to the U.S. dollar could make the Company's products less price competitive. Additional risks inherent in the Company's international business activities generally include unexpected changes in regulatory requirements, tariffs and other trade barriers, costs of localizing products for foreign countries, lack of acceptance of localized products in foreign markets, longer accounts receivable payment cycles, difficulties in managing international operations, potentially adverse tax consequences, restrictions on repatriation of earnings, reduced legal protection of the Company's intellectual property, and the burdens of complying with a wide variety of foreign laws. There can be no assurance that such factors will not have a material adverse effect on the Company's future international revenues and, consequently, on the Company's business, results of operations and financial condition. In addition, there are risks related to the Euro Currency conversion. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

CONTROL BY EXISTING STOCKHOLDERS

    The Company's executive officers, directors and affiliates together beneficially own approximately 59% of the outstanding shares of Common Stock as of March 15, 1999. As a result, these stockholders are able to exercise control over matters requiring stockholder approval, including the election of directors, and mergers, consolidations and sales of all or substantially all of the assets of the Company. This may prevent or discourage tender offers for the Company's Common Stock unless the terms are approved by such stockholders.

RELIANCE ON KEY PERSONNEL

    The Company's future success will depend to a significant extent upon a number of key management and technical personnel. The Company is a party to employment agreements with certain key personnel. The Company believes that its future success will also depend in large part upon its ability to attract and retain highly skilled technical, management, sales and marketing personnel. Competition for such personnel is intense, and the services of qualified personnel are difficult to obtain and replace. There can be no assurance that the Company will be successful in attracting and retaining the personnel necessary to develop, market, service and support its products and conduct its operations successfully. The inability of the Company to attract, hire, assimilate or retain such personnel, or to increase revenues at a rate sufficient to absorb the resulting increased expenses, would have a material adverse effect on the Company's business, results of operations and financial condition.

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

DIRECTORS, EXECUTIVE OFFICERS AND KEY MANAGEMENT EMPLOYEES

    The current directors, executive officers and key management employees of the Company as of March 6, 1999, are as follows:

NAME                                              AGE                                 POSITION
--------------------------------------------      ---      --------------------------------------------------------------
Elias Typaldos..............................          49   Chairman of the Board and Senior Vice President, Research and
                                                           Development
John A. Rade................................          64   President, Chief Executive Officer, and Director
Michael R. Jorgensen........................          46   Executive Vice President, Chief Financial Officer and
                                                           Treasurer
Gennaro Vendome.............................          52   Vice President and Director
Rick Hartung................................          44   Senior Vice President, Sales and Marketing for North America
Gregory Groom...............................          50   Senior Vice President of Business Operations
Paul Abel...................................          45   Vice President, Secretary and General Counsel
William G. Levering III.....................          38   Vice President, Corporate Controller
Robert Nishi................................          38   Vice President, Product Marketing
Robert T. Hewitt............................          51   Vice President, Product Development
Thomas V. Manobianco........................          42   Vice President, Professional Services
Gregory Kopchinsky(2).......................          47   Director
Robert Migliorino(1)........................          49   Director
William E. Vogel(1)(2)......................          61   Director
Edwin T. Brondo(1)..........................          51   Director

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

    MICHAEL R. JORGENSEN joined the Company as Executive Vice President and Chief Financial Officer, Treasurer and Secretary in February 1997. Prior to joining the Company, from June 1993 to December 1996, Mr. Jorgensen was Senior Vice President and Chief Financial Officer of Ground Round Restaurants, Inc., a publicly-held chain of family restaurants. Prior to that, from March 1992, to April 1993, he was Vice President/Finance-Middle East of Alghanim Industries. Mr. Jorgensen was Chief Financial Officer of International Proteins Corporation from May 1988 to September 1991. Prior to 1991,

Mr. Jorgensen served in a financial role with several companies in the information technology/software industry.

    GENNARO VENDOME, a founder of the Company, has been a Vice President and director since the Company's formation in 1978. Mr. Vendome was Treasurer of the Company from 1981 until 1991 and Secretary of the Company from 1982 until 1991.

    RICK HARTUNG joined the Company in December 1998 as Senior Vice President of Sales and Marketing for North America. In 1998, prior to joining the Company, Mr. Hartung was Vice President of Sales for Systems Consulting Company. From 1992 to 1997, Mr. Hartung was Vice President of Sales for Marcam Corporation.

    GREGORY GROOM joined the Company in October 1997 as Senior Vice President of Business Operations. Mr. Groom was in charge of Channel Marketing from October 1996 to September 1997 for Healtheon, Inc., an Internet solutions provider. Prior to October 1996, Mr. Groom was the Technology and Administrative Systems Practice Leader at Watson Wyatt Worldwide, a benefits consulting firm.

    PAUL ABEL joined the Company in April 1997 as Secretary and Corporate Counsel and was promoted to Vice President, Secretary and General Counsel in June 1998. From October 1996 to March 1997, Mr. Abel served as Project Manager for Charles River Computers, an IT systems integrator. From 1983 to September 1996, Mr. Abel was an attorney with Matsushita Electric Corporation of America, an electronic products manufacturer/distributor.

    WILLIAM G. LEVERING III joined the Company as Revenue Controller in June 1996, was promoted to Corporate Controller in February 1997 and became Vice President, Corporate Controller in July 1998. Prior to joining the Company, Mr. Levering was a Senior Manager with the international accounting firm of KPMG LLP. Mr. Levering was employed by KPMG LLP from August 1982 to June 1996 and is a Certified Public Accountant.

    ROBERT T. HEWITT joined the Company as Vice President, Product Development in April 1996. From June 1988 to April 1996, Mr. Hewitt was Senior Vice President, Product Development at Financial Technologies International, Inc., a software development company.

    THOMAS V. MANOBIANCO joined the Company in January 1995 as a member of the consulting organization. In February 1999 he became Vice President of Professional Services. From January 1989 to January 1995, Mr. Manobianco was employed by Andersen Consulting as a manager in the systems integration practice.

    GREGORY KOPCHINSKY has been a director since 1994. Mr. Kopchinsky is a partner of the venture capital partnership Canaan Partners, which through its affiliates is a principal stockholder of the Company. Mr. Kopchinsky joined Canaan Partners as a General Partner in 1990. From 1984 to 1990, he was a Vice President at J.P. Morgan with principal responsibility for private debt and equity financing. Prior to joining J.P. Morgan, Mr. Kopchinsky was an attorney with Davis Polk & Wardwell specializing in complex financing transactions.

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

    WILLIAM E. VOGEL has been a director since August 1996. Since 1971, Mr. Vogel has been Chief Executive Officer of Centennial Financial Group, Inc., which is in the health insurance business. He has also been the Chief Executive Officer of W.S. Vogel Agency, Inc., a life insurance brokerage general agency, since 1961.

    EDWIN T. BRONDO has been a director since May 1997. Mr. Brondo is currently Executive Vice President and Chief Financial Officer of Elligent Consulting Group, Inc. Elligent may be deemed to be an affiliate of the Company by virtue of the relationship of Elligent with a major stockholder of the Company. Mr. Brondo was Chief Administrative Officer and Senior Vice President of First Albany Companies, Inc. from June 1993 until December 1997. From June 1992 to June 1993 he was a Financial Management Consultant at Comtex Information Systems, Inc., a software consulting firm. He also held positions at Goldman, Sachs & Co., Morgan Stanley & Co., Inc. and Bankers Trust Company.

    ROBERT NISHI joined the Company in August 1986 as Manager of Consulting, was promoted in 1991 to Director of National Sales Support, and became Vice President, Product Marketing in December 1998.

    Each of the Directors shall be subject to re-election at the 1999 Annual Stockholders meeting.

ITEM 2.  PROPERTIES

FACILITIES

    The Company's corporate headquarters are located in Rutherford, New Jersey in leased facilities consisting of 48,800 square feet of office space occupied under a lease expiring in December 2002 with an option to renew the lease for one additional three-year period. The Company leases additional facilities and offices, including facilities located in the Atlanta, Chicago, and Dallas metropolitan areas, and Mississauga, Canada. The Company also leases sales and support offices outside of North America in Australia, Bulgaria, France, Germany, Poland, Singapore, South Africa and the United Kingdom. While the Company believes that its facilities are adequate for its present needs, the Company periodically reviews its needs. The Company believes that additional space, if needed, would be available on commercially reasonable terms.

ITEM 3.  LEGAL PROCEEDINGS

    On March 6, 1998 the District Court issued a final order approving a settlement in the class action securities litigation, IN RE COMPUTRON SOFTWARE, INC. SECURITIES LITIGATION, Master File No. 96-1911 (AJL), brought against the Company and certain of its present and former officers and directors in the United States District Court for the District of New Jersey.

    The overall settlement included consideration totaling $15 million for the benefit of class members, including consideration of $6 million from the Company, and payments from certain of its present and former officers and directors, its former auditors, and the insurance companies that provided the Company with directors and officers liability insurance. In return for the payments by the insurance companies, the settlement also resolved a separate lawsuit brought by the Company against the insurance companies. As its share of the settlement, the Company paid $1 million in cash, and issued one million shares of common stock of the Company ("Settlement Stock").

    The class members received a non-transferable right to resell the Settlement Stock to a business trust formed by the Company at a price of $5.00 per share during a period from December 1, 1998 to December 21, 1998 (the "Put Period"). The trust was capitalized by a contribution of $5 million in cash by the Company in March 1998. During the Put Period, class members exercised the put with respect to 880,798 shares of Settlement Stock. The right to put the remaining shares of Settlement Stock automatically expired as of midnight on December 21, 1998. Pursuant to the terms of the stipulation of settlement, the Company directed the trust to pay $4,403,990 in satisfaction of the timely claims made under the put, and to return to the Company the remaining balance in the trust. Shares of Settlement Stock that were not timely put according to the terms of the settlement remain freely transferable.

    Historically, the Company has been involved in other disputes and/or litigation encountered in its normal course of business. The Company believes that the ultimate outcome of these proceedings will not have a material adverse effect on the Company's business, financial condition and results of operations or cash flows.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders during the fourth quarter of 1998.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
  MATTERS

    The Company's Common Stock currently trades on the American Stock Exchange under the symbol "CFW." From January 27, 1997 until November 11, 1997, the Company's Common Stock was traded on the over-the-counter market in the "pink sheets" and on the NASD's "Electronic Bulletin Board." From August 24, 1995 until January 27, 1997, the Company's Common Stock was traded on Nasdaq under the symbol "CTRN"

    The following table lists the high and low sales prices for the periods set forth below:

PERIOD                                                                             HIGH        LOW
-------------------------------------------------------------------------------  ---------  ---------
1997
First quarter..................................................................  2 15/16    1/2
Second quarter.................................................................  2          7/8
Third quarter..................................................................  1 13/16    1 3/8
Fourth quarter.................................................................  4 7/8      1 13/32
1998
First quarter..................................................................  3 1/8      2 1/8
Second quarter.................................................................  2 5/8      1 5/16
Third quarter..................................................................  1 7/16     11/16
Fourth quarter.................................................................  1 7/8      11/16

    As of March 15, 1999 the approximate number of record holders of the Company's Common Stock was 739.

    The Company has never paid cash dividends on its capital stock. The Company currently intends to retain any earnings for use in its business and does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

    The selected consolidated financial data set forth below for the years ended December 31, 1994, 1995, 1996 (as restated), 1997 and 1998 have been derived from the audited consolidated financial statements of the Company. The consolidated statement of operations data for the years ended December 31, 1996, 1997 and 1998, and the consolidated balance sheet data for the years ended December 31, 1997 and 1998 are derived from, and are qualified by reference to, the audited consolidated financial statements, and the related notes thereto included elsewhere in this report. The selected consolidated financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements of the Company, as restated, and related notes thereto included elsewhere in this report.

                                                                          YEARS ENDED DECEMBER 31,
                                                           -------------------------------------------------------
                                                             1994       1995        1996        1997       1998
                                                           ---------  ---------  ----------  ----------  ---------
                                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA(1):
Revenues:
  License fees...........................................  $  20,615  $  33,766  $   17,625  $   20,372  $  15,273
  Services...............................................     11,858     19,029      36,770      47,219     48,248
                                                           ---------  ---------  ----------  ----------  ---------
    Total revenues.......................................     32,473     52,795      54,395      67,591     63,521
Operating expenses:
  Cost of license fees...................................      2,447      4,673       2,634       2,004      3,824
  Cost of services.......................................      7,738     12,988      28,255      28,440     28,389
  Sales and marketing....................................     11,845     19,387      24,181      16,654     14,970
  Research and development...............................      6,888      9,651      11,872      10,996     10,568
  General and administrative.............................      5,607     11,269      20,014      14,280     13,586
  Restructuring costs....................................     --         --          --          --          1,025
  Purchased research and development.....................     --          3,797      --          --         --
                                                           ---------  ---------  ----------  ----------  ---------
    Total operating expenses.............................     34,525     61,765      86,956      72,374     72,362
                                                           ---------  ---------  ----------  ----------  ---------
Operating loss...........................................     (2,052)    (8,970)    (32,561)     (4,783)    (8,841)
Other income (expense)
  Costs related to class action litigation...............     --         --            (758)     (9,591)       (74)
  Other..................................................       (206)       742       1,572         745       (116)
                                                           ---------  ---------  ----------  ----------  ---------
Total other income (expense).............................       (206)       742         814      (8,846)      (190)
                                                           ---------  ---------  ----------  ----------  ---------
Loss before income tax provision.........................     (2,258)    (8,228)    (31,747)    (13,629)    (9,031)
Income tax provision.....................................        150        350         100          16         12
                                                           ---------  ---------  ----------  ----------  ---------
Net loss.................................................  $  (2,408) $  (8,578) $  (31,847) $  (13,645) $  (9,043)
                                                           ---------  ---------  ----------  ----------  ---------
                                                           ---------  ---------  ----------  ----------  ---------
Basic and diluted loss per common share (1995
  pro-forma).............................................             $   (0.46) $    (1.53) $    (0.65) $   (0.38)
                                                                      ---------  ----------  ----------  ---------
                                                                      ---------  ----------  ----------  ---------
Weighted average basic and diluted common shares
  outstanding............................................                18,809      20,787      20,834     23,963
                                                                      ---------  ----------  ----------  ---------
                                                                      ---------  ----------  ----------  ---------

                                                                               AS OF DECEMBER 31,
                                                              -----------------------------------------------------
                                                                1994       1995       1996       1997       1998
                                                              ---------  ---------  ---------  ---------  ---------
                                                                                 (IN THOUSANDS)
BALANCE SHEET DATA(1):
Cash and cash equivalents, short-term investments and
  restricted cash...........................................  $  16,302  $  46,651  $  23,884  $  12,597  $   8,865
Working capital (deficiency)................................      7,688     40,450      4,358      2,767     (6,317)
Total assets................................................     35,075     71,367     56,693     35,598     28,517
Deferred revenue............................................     12,376     13,667     18,551      9,078      9,558
Total long term debt and capital lease obligations..........      1,036        267         97         23      2,229
Common stock subject to repurchase..........................     --         --         --          5,000     --
Redeemable convertible preferred stock......................     40,038     --         --         --         --
Total stockholders' equity (deficit)........................    (28,782)    46,398     14,742      6,095     (2,375)

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

    In April and June 1996, respectively, the Company acquired the Financial Services Division of Generale de Service Informatique (GSI) based in Paris, France, and a portion of the business and assets of AT&T Istel and Co., GMBH, in Essen, Germany. These operations primarily provide software products and services in their respective countries.

    The Company's revenues are derived from license fees and services. Revenue from non-cancelable software licenses is recognized when the license agreement has been signed, delivery has occurred, the fee is fixed or determinable and collectibility is probable. Revenues for consulting and implementation services, including training, are recognized upon performance of the services. When the Company enters into a license agreement requiring development or significant customization of the software products, the Company recognizes revenue relating to the agreement using contract accounting. The Company's license agreements generally do not provide a right of return. Historically, the Company's backlog has not been substantial, since products are generally shipped as orders are received.

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

    Following the audits of the Company's consolidated financial statements for 1994, 1995 and 1996 the Company received management letters from its former independent public accountants, which enumerated material weaknesses in the Company's financial and accounting processes, controls, reporting systems and procedures. The Company's former independent public accountants highlighted the Company's need for additional financial and accounting personnel with software industry experience. In response to the management letters and operating results, during 1997 the Company hired senior executives with significant experience in the software industry, and improved the financial and accounting process, controls, reporting systems and procedures, which eliminated all material weaknesses.

    The Company has restated its consolidated financial statements for each of the four years in the period ended December 31, 1995 and certain unaudited quarters therein and for each of the three unaudited quarters ended September 30, 1996. (See Note 2 of Consolidated Financial Statements). The Company incurred net losses of $31.8 million for 1996, $13.6 million for 1997 and $9.0 million for the year ended December 31, 1998. The 1997 results include $9.6 million of costs related to class action litigation and related legal expenses. The Company reached a final settlement in March 1998 whereby the Company was required to pay $6 million in consideration. See "Item 3. Legal Proceedings."

NEW ACCOUNTING STANDARDS

    In the first quarter of 1998, the AICPA's Accounting Standards Executive Committee issued Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This SOP requires that entities capitalize certain internal-use software cost once specific criteria are met. Currently, the Company generally expenses the costs of developing or obtaining internal-use software as incurred. The Company will adopt SOP 98-1 on January 1, 1999, as required. The Company expects that the adoption of SOP 98-1 will not have a material effect on its consolidated financial statements.

    In the second quarter of 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The Company currently does not use derivative instruments and as such believes the adoption of SFAS No. 133, beginning January 1, 2000, will have no effect on the consolidated financial statements.

EURO CURRENCY

    On January 1, 1999, certain countries of the European Union established fixed conversion rates between their existing currencies and one common currency, the euro. The euro will then trade on currency exchanges and may be used in business transactions. Beginning in January 2002, new euro-denominated currencies will be issued and the existing local currencies will be withdrawn from circulation by July 1, 2002. The Company is in the process of arranging euro bank accounts for the conversion to the euro currency, and is evaluating other systems and business issues raised by the euro conversion. These issues include the need to adapt computer and other business systems and equipment on its suite of products. During 1998, the Company derived approximately 47.1% of its total revenues outside the United States, a significant portion of which is in Europe. The Company has not completed its assessment of the potential impact of the euro conversion. However, at present, the Company believes the euro conversion will not have a material effect on the Company's consolidated financial position or results of operations.

YEAR 2000 COMPLIANCE

    The efficient operation of the Company's business is dependent in part on its information technology ("IT") systems (which include computer software programs and operating systems) and its non-IT systems (process control and other systems which include embedded technologies), collectively the "Internal Programs and Systems". The Company has been evaluating its Internal Programs and Systems to identify potential Year 2000 compliance problems, and has primarily conducted these evaluations and assessments using the Company's information technology personnel (Phase 1). These actions are necessary to ensure that the Internal Programs and Systems will be Year 2000 compliant.

    It is anticipated that modification or replacement of some of the Internal Programs and Systems may be necessary to make such Programs and Systems Year 2000 compliant (Phase 2). The Company is also communicating with its suppliers, domestically and abroad, and others to coordinate Year 2000 conversion. Based on present information, the Company believes that it will be able to achieve such Year 2000 compliance through a combination of modification of some existing Internal Programs and Systems and the replacement of other Internal Programs and Systems with new programs and systems that are already Year 2000 compliant by June 30, 1999. However, there can be no assurance that these efforts will be successful or that the systems of other companies on which the Company's business relies will be timely converted.

    To date, costs incurred in evaluating its Internal Programs and Systems have been less than $50,000 and anticipated costs necessary to complete such evaluations, modifications and/or replacements are not expected to exceed $100,000. Most costs incurred to achieve Year 2000 compliance, have, in fact, been the same as those required as a normal part of technology upgrades, a critical part of normal operations within a technology-based organization.

    The Company has focused resources on the thorough review, testing, and replacement, where necessary, of Internal Programs and Systems. The Company uses its own software, which has already been Year 2000 certified, for all accounting functions. Contingency plans are currently being developed, primarily focusing on third-party deliverables and dependencies which may affect implementation of identified anomalies.

    With respect to software programs which the Company licenses externally to customers (collectively, the "External Programs"), the most recent versions of the Company's External Programs have been Year 2000 certified. The Company has notified its customer base that the older versions of the External Programs may not be Year 2000 compliant, and the Company encouraged these customers to upgrade to its most recent versions of the External Programs. In addition, continuing periodic communication with customers is scheduled for the remainder of 1999, focused on providing assistance and education to customers as they transition to the new century, minimizing any possibility of anomalous conditions. Costs incurred to date to evaluate and identify potential Year 2000 compliance problems contained in the Company's External Programs have not been material, and the Company expects that future expenses associated with achieving Year 2000 compliance will not have a material effect on the consolidated financial results in 1999 and 2000.

RESULTS OF OPERATIONS

    The following table sets forth for the periods indicated, certain operating data as a percentage of total revenues:

                                                                                             YEARS ENDED DECEMBER 31,
                                                                                            --------------------------
                                                                                             1996      1997      1998
                                                                                            ------    ------    ------
Revenues:
  License fees............................................................................    32.4%     30.1%     24.0%
  Services................................................................................    67.6      69.9      76.0
                                                                                            ------    ------    ------
    Total revenues........................................................................   100.0     100.0     100.0
Operating expenses:
  Cost of license fees....................................................................     4.8       3.0       6.0
  Cost of services........................................................................    52.0      42.1      44.7
  Sales and marketing.....................................................................    44.5      24.6      23.6
  Research and development................................................................    21.8      16.3      16.6
  General and administrative..............................................................    36.8      21.1      21.4
  Restructuring costs.....................................................................    --        --         1.6
                                                                                            ------    ------    ------
    Total operating expenses..............................................................   159.9     107.1     113.9
                                                                                            ------    ------    ------
Operating loss............................................................................   (59.9)     (7.1)    (13.9)
Other income (expense)....................................................................     1.5     (13.1)     (0.3)
                                                                                            ------    ------    ------
Loss before income tax provision..........................................................   (58.4)    (20.2)    (14.2)
Income tax provision......................................................................     0.1        --        --
                                                                                            ------    ------    ------
Net loss..................................................................................   (58.5)%   (20.2)%   (14.2)%
                                                                                            ------    ------    ------
                                                                                            ------    ------    ------

TOTAL REVENUES

    The Company's revenues are derived from license fees and services. Total revenues increased from $54.4 million in 1996 to $67.6 million in 1997 and decreased to $63.5 million in 1998 representing an increase of 24.3% in 1997 and a decrease of 6.1% in 1998. Total revenue increased during 1997 as both license fees and services revenue increased and maintenance fees increased due to a larger installed base. During 1997, the Company made significant progress removing the uncertainties effecting operations, including the hiring of an experienced executive management team, restating prior period financial statements, relisting the Company's Common Stock, reaching a settlement on class action litigation (which was judicially approved in March 1998 and settled in December 1998) and raising approximately $6 million in a private placement. (See
Note 9 to the Consolidated Financial Statements) During 1998, total revenues decreased primarily resulting from a decrease in license fees offset in part by an increase in services revenue.

    The Company derived approximately $21.3 million, $29.4 million and $29.9 million or 39.2%, 43.4% and 47.1% of its total revenues, from customers outside of the United States in 1996, 1997 and 1998 respectively. The Company expects that revenues derived from such customers will continue to represent a significant percentage of its total revenues in the future. Most of the Company's international license fees and services revenue are denominated in foreign currencies. Decreases in the value of foreign currencies relative to the U.S. dollar in the future could result in a decrease in the Company's revenue.

    LICENSE FEES

    License fees include revenues from software license agreements and hardware sales entered into between the Company and its customers with respect to both the Company's products and, to a lesser degree, third party products resold by the Company. Revenue from non-cancelable software licenses is recognized when the license agreement has been signed, delivery has occurred, the fee is fixed or determinable and collectibility is probable. License fees increased 15.6% from 1996 to 1997, and decreased 25.0% from 1997 to 1998. The increase in 1997 included license revenue of $3.5 million from one customer or 17.2% of total license revenue for the year. During 1998, no customer accounted for greater than 10% of total license revenues. The Company believes license revenues were, and may continue to be, adversely affected by slower system software market growth and intense competition.

    SERVICES REVENUE

    Services revenue includes fees from software maintenance agreements, training, installation and consulting services. Maintenance fees, including first year maintenance, are billed separately and are recognized ratably over the period of the maintenance agreement. Training and consulting service revenues are recognized as the services are performed. Services revenue increased 28.4% from 1996 to 1997, and 2.2% from 1997 to 1998. The increase in services revenue in 1997 was attributable primarily to increased training and consulting services which resulted from the increased number of customers licensing the Company's products and increased maintenance revenues related to a larger installed base of the Company's products. The increase in 1998 was attributed primarily to a higher demand for implementation services for the Company's core products in the U.S. offset by declines in legacy product service revenues in the Company's France operations.

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

    Cost of license fees decreased from $2.6 million in 1996 to $2.0 million in 1997 and increased to $3.8 million in 1998. These costs represented 14.9%, 9.8% and 25.0% of license fees in 1996, 1997 and 1998, respectively. The decrease from 1996 to 1997 resulted mainly from a decrease of the third party software resold to customers. The increase from 1997 to 1998 was a result of the increased cost of documentation and the purchase of additional third party hardware and software products resold to customers.

COST OF SERVICES

    Cost of services consists primarily of personnel costs for product quality assurance, training, installation, consulting and customer support. Total service costs increased from $28.3 million in 1996 to $28.4 million in 1997 and 1998 and represented 76.8%, 60.2% and 58.8% of service revenues in 1996, 1997, and 1998, respectively. During 1997, the cost of services as a percentage of service revenues decreased as a result of higher utilization rates, efficiencies obtained through the outsourcing of training services and significant increase in maintenance revenue for which there are lower associated customer support costs as compared to implementations and consulting activities. In 1998, the cost of services as a percent of service revenue decreased due to continued high utilization rates as demand for services increased, and a decrease in lower margin outsourcing revenue in the Company's France operations.

SALES AND MARKETING

    Sales and marketing expenses consist primarily of salaries, commissions and bonuses paid to sales and marketing personnel and travel and promotional expenses. Sales and marketing expenses decreased from $24.2 million in 1996 to $16.7 million in 1997, and $15.0 million in 1998, and represented 137.2%, 81.7% and 98.0% of total license fee revenues, respectively. Sales and marketing expenses decreased substantially during 1997 and 1998 due primarily to a decrease in personnel and advertising programs, as well as decreased commission expense in 1998. The Company continues to place significant emphasis, both domestically and internationally, on client sales through its own sales force.

RESEARCH AND DEVELOPMENT

    Research and development expenses consist primarily of personnel costs, costs of equipment, facilities and third party software development costs. Research and development expenses are generally charged to operations as incurred. However, certain software development costs are capitalized in accordance with Statement of Financial Accounting Standards No. 86. Such capitalized software development costs are generally amortized on a straight line basis over periods not exceeding three years.

    Research and development expenses (net of capitalized software development costs) decreased from $11.9 million in 1996 to $11.0 million in 1997 and $10.6 million in 1998, and represented 21.8%, 16.3% and 16.6% of total revenues, respectively. The Company capitalized software development costs of $1.1 million, none and $0.3 million in 1996, 1997, and 1998, respectively. Research and development expenses decreased during 1997 due to a decrease in the number of personnel costing approximately $.7 million and decreased slightly in 1998 mainly as a result of decreased costs for the Yorvik product, partially offset by increased personnel costs for its Financial, Workflow and COOL products. The rate of capitalization of software development costs may fluctuate depending on the mix and stage of development of the Company's research and development projects.

GENERAL AND ADMINISTRATIVE

    General and administrative expenses consist primarily of salaries of administrative, executive and financial personnel and outside professional fees. General and administrative expenses decreased from $20.0 million in 1996 to $14.3 million in 1997 and $13.6 million in 1998, representing 36.8%, 21.1% and 21.4% of total revenues in those years, respectively. General and administrative expenses decreased $5.7 million from 1996 to 1997, primarily due to decreases in the provisions for doubtful accounts of $4.5 million, taxes of $1.2 million and professional fees of $1.7 million, partially offset by a full year of operations in France and Germany, and increased severance and costs related to senior management turnover. General and administrative expenses decreased $0.7 million in 1998 primarily due to cost reductions in certain foreign subsidiaries as well as a decrease in insurance expense.

RESTRUCTURING COSTS

    During its fiscal second quarter of 1998, the Company committed itself to a plan whereby it eliminated 32 positions in the United States, which were rendered redundant through a reengineering process, and eliminated 16 positions outside the United States, which were servicing legacy products. Of the 48 positions eliminated, all were terminated prior to December 31, 1998 except as follows: six people resigned prior to being terminated and one position was terminated subsequent to December 31, 1998. Accordingly, the Company recorded a net charge to operations in 1998 totaling approximately $1.0 million ($1.3 million in the second quarter of 1998, reduced in the third quarter of 1998 by $0.3 million for anticipated savings attributable to resignations) reflecting the termination costs of those personnel. As of December 31, 1998 the Company had incurred cash outlays of $0.8 million. It is expected that the remaining $0.2 million included in accrued expenses will be satisfied through cash outlays during 1999.

OPERATING LOSS

    As a consequence of the above, the Company incurred operating losses of $32.6 million, $4.8 million and $8.8 million 1996, 1997 and 1998, respectively.

COSTS RELATED TO SETTLEMENT OF CLASS ACTION LITIGATION

    Litigation and settlement costs of $.8 million in 1996 and $9.6 million in 1997 were associated with the class action civil suit, and increased primarily due to the charge to operations of $6 million during the quarter ended September 30, 1997, reflecting the Company's share of the settlement costs, excluding legal fees (see Item 3).

    Costs for 1998 were minimal.

OTHER INCOME (EXPENSE)

    Other income (expense), net decreased to ($8.8 million) in 1997, due to lower invested balances of cash, cash equivalents and short-term investments, and increased costs related to the proposed settlement of the class action litigation. Other income (expense) decreased to ($0.2 million) in 1998 representing minimal costs for the class action litigation, as well as a decrease in interest income of $0.4 million from lower cash balances and an increase of $0.4 million of interest expense related to the bank term loan (see
Note 4 to the Consolidated Financial Statements).

INCOME TAX PROVISION

    The Company's income tax provision was immaterial in each of the years ended 1996, 1997 and 1998.

RESULTS OF OPERATIONS

    As a consequence of the above, the Company incurred a net loss of $31.8 million in 1996, $13.6 million in 1997 and $9.0 million in 1998.

LIQUIDITY AND CAPITAL RESOURCES

    At December 31, 1998, the Company had cash and cash equivalents of $4.0 million and restricted cash of $4.9 million and a working capital deficit of $6.3 million. Included in the deficit is $9.6 million of deferred revenue. On March 31, 1998, the Company entered into a three-year Loan and Security Agreement ("Agreement") which provides maximum borrowings of up to $10 million. The Agreement contains a revolving line of credit and a term loan. The term loan provided for $5 million available in one drawdown which the Company borrowed on the closing date. The term loan is repayable in 36 monthly installments beginning May 1, 1998. Under the revolving line of credit the Company currently has available the lesser of $5 million or 85% of eligible receivables, as defined. Such available amount is reduced further by a $.6 million letter of credit outstanding at December 31, 1998. The net available amount under the revolving line of credit at December 31, 1998 is approximately $2 million, of which no amounts were outstanding. On March 8, 1999, the Company amended its credit facility with its bank in order to increase amounts available under the term loan portion of the agreement by the lesser of $1 million or eligible maintenance revenue, as defined, through September, 2001, to extend the termination date of the credit facility to March 31, 2002, and to establish financial restrictive covenants for 1999. (see note 4 to the Consolidated Financial Statements).

    The Company is required to comply with quarterly and annual financial statement reporting requirements, as well as certain financial restrictive covenants. The ability to continue to borrow under the Agreement is dependent upon future compliance with such covenants and available collateral. Management believes that the Company's projected operating results over the next twelve months will result in compliance under the Agreement, although there can be no assurances that such operating results will be achieved.

    The Company's operating activities used cash of $17.3 million in 1996, $13.9 million in 1997 and $4.5 million in 1998. Net cash used in 1997 was primarily the result of the class action litigation settlement and related legal expenses totaling approximately $9.6 million of which $5.0 million was non-cash, combined with the Company's operating loss of $4.8 million, the net change in current assets and liabilities of $8.9 million offset by depreciation and amortization of $3.3 million. Net cash used in operating activities in 1998 was primarily the result of the net loss offset by non-cash depreciation and amortization charges. Net cash flows used in operating activities during the 6 months ended June 30, 1998 totaled $7.2 million; net cash flows provided by operating activities during the 6 months ended December 31, 1998 totaled approximately $2.7 million. Management believes that cost reductions realized during the fiscal second half which are associated with the restructuring charge recognized during the Company's second fiscal quarter, combined with substantially higher service utilization rates during the Company's third and fourth fiscal 1998 quarters, and approximately $1 million received from customers for prepaid consulting in the fourth fiscal 1998 quarter, are primarily responsible for the improvements in net cash flows from operating activities. Management also believes that expense levels experienced by the Company during the third and fourth fiscal 1998 quarters are indicative of the future expense running rates at current revenue levels.

    The Company's investing activities used cash of $1.0 million in 1997 and $1.2 million in 1998, respectively. Investing activities in 1998 were principally for purchases of equipment totaling $1.7 million and capitalized software costs totaling $300 thousand, offset in part by a decrease in other assets.

    Cash provided by financing activities was $2.1 million and $3.6 million in 1997 and 1998, respectively. During 1997, cash provided by financing activities included net proceeds of $5.5 million from the sale of 2,937,500 shares of Common Stock and warrants to purchase 734,375 shares of Common Stock (see Note 9 of Consolidated Financial Statements) offset by debt repayments associated with acquisitions. During 1998, cash provided by financing activities included loan proceeds of $5.0 million from a three-year loan agreement offset by repayments of the term portion of the agreement.

    The Company has no significant capital commitments. Planned capital expenditures for 1999 total approximately $1.2 million. The Company's aggregate minimum operating lease payments for 1999 will be approximately $2.4 million. The Company expects that its operating cash flow will be sufficient to fund the Company's working capital requirements through 1999. However, the Company's ability to achieve this result is affected by the extent of cash generated from operations and the pace at which the Company utilizes its available resources. Accordingly, the Company may in the future be required to seek additional sources of financing including the issuance of debt and/or sale of equity securities. No assurance can be given that any such additional sources of financing will be available on acceptable terms or at all.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    In the normal course of business, the Company is exposed to fluctuations in interest rates and equity market risks as the Company seeks debt and equity capital to sustain its operations. The Company is also exposed to fluctuations in foreign currency exchange rates as the financial results of its foreign subsidiaries are translated into U.S. dollars in consolidation. The Company does not use derivative instruments or hedging to manage its exposures and does not currently hold any market risk sensitive instruments for trading purposes.

    The information below summarizes the Company's market risk associated with its debt obligation as of December 31, 1998. Fair value included herein has been estimated taking into consideration the nature and term of the debt instrument and the prevailing economic and market conditions at the balance sheet date. The table below presents principal cash flows by year of maturity based on the terms of the debt. The variable interest rate disclosed represents the rate at December 31, 1998. Changes in the prime interest rate during fiscal 1999 will have a positive or negative effect on the Company's interest expense. Each 1% fluctuation in the prime interest rate will increase or decrease annual interest expense for the Company by approximately $39,000, based on the debt outstanding as of December 31, 1998. Further information specific to the Company's debt is presented in Note 4 to the consolidated financial statements.

                                                                                                   YEAR OF MATURITY
                                                                   ESTIMATED    CARRYING    -------------------------------
DESCRIPTION                                                       FAIR VALUE     AMOUNT       1999       2000       2001
----------------------------------------------------------------  -----------  -----------  ---------  ---------  ---------
                                                                                       (IN THOUSANDS)
Term loan.......................................................   $   3,888    $   3,888   $   1,667  $   1,667  $     554
Variable Interest rate..........................................                                 9.25%        --         --

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The Company incorporates herein by reference the information concerning directors and executive officers in its Notice of Annual Stockholders' Meeting and Proxy Statement to be filed within 120 days after the end of the Company's fiscal year (the "1999 Proxy Statement").

ITEM 11. EXECUTIVE COMPENSATION

    The Company incorporates herein by reference the information concerning executive compensation contained in the 1999 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The Company incorporates herein by reference the information concerning security ownership of certain beneficial owners and management contained in the 1999 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The Company incorporates herein by reference the information concerning certain relationships and related transactions contained in the 1999 Proxy Statement.

                                    PART IV

ITEM 14. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K

    (A) CONSOLIDATED FINANCIAL STATEMENTS:

                                                                                                           PAGE NO.
                                                                                                          -----------
    Reports of Independent Public Accountants...........................................................       39-40
    Consolidated Balance Sheets at December 31, 1997 and 1998...........................................          41
    Consolidated Statements of Operations for the years ended December 31, 1996, 1997 and 1998..........          42
    Consolidated Statements of Comprehensive Loss for the years ended December 31, 1996, 1997 and
     1998...............................................................................................          43
    Consolidated Statements of Stockholders' Equity (Deficit) for the years ended December 31, 1996,
     1997 and 1998......................................................................................          44
    Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1997 and 1998..........          45
    Notes to Consolidated Financial Statements..........................................................          46

    (B) CONSOLIDATED FINANCIAL STATEMENT SCHEDULES:

    Reports of Independent Public Accountants On Schedule...............................................       60-61
    Schedule II--Valuation and Qualifying Accounts:
    Years Ended December 31, 1996, 1997 and 1998........................................................          62

    (C) REPORTS ON FORM 8-K FILED IN THE FOURTH QUARTER OF 1998:

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

10.15**       Severance Agreement between the Company and Joseph Esposito.
10.16**       Employment Agreement between the Company and Michael Jorgensen.
10.17***      Termination Agreement between the Company and Andreas Typaldos.
10.18***      Consulting Agreement between the Company and Andreas Typaldos.
10.19****     1995 Stock Option Plan, as amended.
10.20#        Securities Purchase Agreement.
10.21****     Employment Agreement between the Company and John Rade.
10.22****     Employment Agreement between the Company and William H. Burke.
10.23****     Employment Agreement between the Company and Robert Hewitt.
10.24****     Amendment to Securities Purchase Agreement
10.25****     Amendment to Lease Agreement between the Company and Enterprise
              Development Corporation.
10.26*****    Loan and Security Agreement with Foothill Capital Corporation dated March
              31, 1998
10.27*****    1998 Stock Option Plan
10.28******   Amendment No. 1 to the Loan and Security Agreement.
10.29*******  Amendment No. 2 to the Loan and Security Agreement.
10.30         Amendment No. 3 to the Loan and Security Agreement.
10.31         Amendment No. 4 to the Loan and Security Agreement.
10.32         Amendment to the Employment Agreement between the Company and John Rade.
10.33         Employment Agreement between the Company and Rick Hartung.
10.34         Employment Agreement between the Company and Gregory Groom.
10.35         Software Assignment Agreement between the Company and S-Cubed
              International Corporation.
10.36         OEM License Agreement between the Company and S-Cubed International
              Corporation.
10.37         Consulting Services Agreement between the Company and S-Cubed
              International Corporation.
10.38         Value added Reseller Agreement between the Company and S-Cubed
              International Corporation.
10.39         Amendment No. 5 to the Loan and Security Agreement
21.1          List of Subsidiaries.
23.1          Consent of Arthur Andersen LLP
23.2          Consent of KPMG LLP
27.1          Financial Data Schedule.

#          Incorporated by reference to the Exhibits filed with the Company's Form 8-K filed on January 8, 1998.
*          Incorporated by reference to the Exhibits filed with the Company's Registration
           Statement on Form S-l, File No. 33-93990.
**         Incorporated by reference to the Exhibits filed with the Company's March 31, 1997
           Form 10-Q.
***        Incorporated by reference to the Exhibits filed with the Company's September 30,
           1997 Form 10-Q.
****       Incorporated by reference to the Exhibits filed with the Company's 1997 Form 10-K
*****      Incorporated by reference to the Exhibits filed with the Company's March 31, 1998
           Form 10-Q
******     Incorporated by reference to the Exhibits filed with the Company's June 30, 1998
           Form 10-Q
*******    Incorporated by reference to the Exhibits filed with the Company's September 30,
           1998 Form 10-Q

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Rutherford, State of New Jersey, on this 30 th day of March 1999.

                                COMPUTRON SOFTWARE, INC.

                                By:               /s/ JOHN A. RADE
                                     -----------------------------------------
                                                    John A. Rade
                                              CHIEF EXECUTIVE OFFICER,
                                               PRESIDENT AND DIRECTOR

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities indicated on March 30, 1999.

          SIGNATURE                      TITLE(S)
------------------------------  --------------------------


      /s/ ELIAS TYPALDOS        Chairman of the Board,
------------------------------    Senior Vice President
       (Elias Typaldos)           Research and Development

                                Chief Executive Officer,
       /s/ JOHN A. RADE           President and Director
------------------------------    (Principal
        (John A. Rade)            Executive Officer)

                                Executive Vice President,
                                  Chief Financial Officer,
   /s/ MICHAEL R. JORGENSEN       and
------------------------------    Treasurer (Principal
    (Michael R. Jorgensen)        Financial and Accounting
                                  Officer)

     /s/ GENNARO VENDOME
------------------------------  Vice President, and
      (Gennaro Vendome)           Director

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

     /s/ WILLIAM E. VOGEL
------------------------------  Director
      (William E. Vogel)

     /s/ EDWIN T. BRONDO
------------------------------  Director
      (Edwin T. Brondo)

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders:
Computron Software, Inc.:

    We have audited the accompanying consolidated balance sheets of Computron Software, Inc. and subsidiaries as of December 31, 1997 and 1998, and the related consolidated statements of operations, comprehensive loss, stockholders' equity (deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Computron Software, Inc. and subsidiaries as of December 31, 1997 and 1998, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

KPMG LLP

Short Hills, New Jersey
January 29, 1999, except
as to note 4, which is as
of March 8, 1999

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO COMPUTRON SOFTWARE, INC.:

    We have audited the accompanying consolidated statements of operations, comprehensive loss, stockholders' equity (deficit) and cash flows of Computron Software, Inc. (a Delaware Corporation) and subsidiaries for the year ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Computron Software, Inc. and subsidiaries for the year ended December 31, 1996, in conformity with generally accepted accounting principles.

                                        ARTHUR ANDERSEN LLP

Boston, Massachusetts
April 16, 1997

(except with respect to the
matter discussed in
Note 6, as to which the
date is March 6, 1998)

                            COMPUTRON SOFTWARE, INC.

                          CONSOLIDATED BALANCE SHEETS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                                    DECEMBER 31,
                                                                                                --------------------
                                                                                                  1997       1998
                                                                                                ---------  ---------
                                                       ASSETS
Current assets:
  Cash and cash equivalents...................................................................  $   6,280  $   4,009
  Restricted cash.............................................................................      6,124      4,856
  Accounts receivable, net of allowance for doubtful accounts of $3,056 and $2,192 at December
    31, 1997 and 1998, respectively...........................................................     11,420     11,172
  Prepaid expenses and other current assets...................................................      3,423      2,309
                                                                                                ---------  ---------
    Total current assets......................................................................     27,247     22,346
                                                                                                ---------  ---------
Equipment and leasehold improvements, at cost:
  Computer and office equipment...............................................................     11,844     12,641
  Furniture and fixtures......................................................................      1,298      1,510
  Leasehold improvements......................................................................        592        976
                                                                                                ---------  ---------
                                                                                                   13,734     15,127
  Less--accumulated depreciation and amortization.............................................      9,670     11,957
                                                                                                ---------  ---------
                                                                                                    4,064      3,170
                                                                                                ---------  ---------
Capitalized software development costs, net of accumulated amortization of $3,734 and $4,439
  at December 31, 1997 and 1998, respectively.................................................      1,429      1,024
Goodwill, net of accumulated amortization of $1,072 and $1,607 at December 31, 1997 and 1998,
  respectively................................................................................      1,732      1,291
Other assets..................................................................................      1,126        686
                                                                                                ---------  ---------
                                                                                                $  35,598  $  28,517
                                                                                                ---------  ---------
                                                                                                ---------  ---------
                                   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Current portion of long-term debt and capital lease obligations.............................  $      71  $   1,685
  Accounts payable............................................................................      4,375      4,513
  Accrued expenses............................................................................     10,956      8,503
  Due to shareholders.........................................................................         --      4,404
  Deferred revenue............................................................................      9,078      9,558
                                                                                                ---------  ---------
    Total current liabilities.................................................................     24,480     28,663
                                                                                                ---------  ---------
Long-term liabilities:
Long-term debt and capital lease obligations, net of current portion..........................         23      2,229
                                                                                                ---------  ---------
Common stock subject to repurchase............................................................      5,000         --
                                                                                                ---------  ---------
Commitments and contingencies
Stockholders' equity (deficit):
  Preferred stock, $.01 par value, authorized 5,000 shares, no shares issued and
    outstanding...............................................................................         --         --
  Common stock, $.01 par value, authorized 50,000 shares; 23,777 shares and 23,913 shares
    issued and outstanding at December 31, 1997 and 1998, respectively........................        238        239
  Additional paid-in capital..................................................................     69,373     70,122
  Accumulated deficit.........................................................................    (63,016)   (72,059)
  Accumulated other comprehensive loss........................................................       (500)      (677)
                                                                                                ---------  ---------
    Total stockholders' equity (deficit)......................................................      6,095     (2,375)
                                                                                                ---------  ---------
                                                                                                $  35,598  $  28,517
                                                                                                ---------  ---------
                                                                                                ---------  ---------

  The accompanying notes are an integral part of these consolidated financial statements.

                            COMPUTRON SOFTWARE, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                     YEARS ENDED DECEMBER 31,
                                                                                 ---------------------------------
                                                                                    1996        1997       1998
                                                                                 ----------  ----------  ---------
Revenues:
  License fees.................................................................  $   17,625  $   20,372  $  15,273
  Services.....................................................................      36,770      47,219     48,248
                                                                                 ----------  ----------  ---------
    Total revenues.............................................................      54,395      67,591     63,521
                                                                                 ----------  ----------  ---------
Operating expenses:
  Cost of license fees.........................................................       2,634       2,004      3,824
  Cost of services.............................................................      28,255      28,440     28,389
  Sales and marketing..........................................................      24,181      16,654     14,970
  Research and development.....................................................      11,872      10,996     10,568
  General and administrative...................................................      20,014      14,280     13,586
  Restructuring costs..........................................................      --          --          1,025
                                                                                 ----------  ----------  ---------
    Total operating expenses...................................................      86,956      72,374     72,362
                                                                                 ----------  ----------  ---------
Operating loss.................................................................     (32,561)     (4,783)    (8,841)
                                                                                 ----------  ----------  ---------
Other income (expense):
  Costs related to settlement of class action litigation.......................        (758)     (9,591)       (74)
  Interest income..............................................................       1,654         847        453
  Interest expense.............................................................        (100)        (61)      (439)
  Other........................................................................          18         (41)      (130)
                                                                                 ----------  ----------  ---------
    Other income (expense) net.................................................         814      (8,846)      (190)
                                                                                 ----------  ----------  ---------
Loss before income tax provision...............................................     (31,747)    (13,629)    (9,031)
Income tax provision...........................................................         100          16         12
                                                                                 ----------  ----------  ---------
Net loss.......................................................................  $  (31,847) $  (13,645) $  (9,043)
                                                                                 ----------  ----------  ---------
                                                                                 ----------  ----------  ---------
Basic and diluted net loss per common share....................................  $    (1.53) $    (0.65) $   (0.38)
                                                                                 ----------  ----------  ---------
                                                                                 ----------  ----------  ---------
Weighted average basic and diluted common shares outstanding...................      20,787      20,834     23,963
                                                                                 ----------  ----------  ---------
                                                                                 ----------  ----------  ---------

  The accompanying notes are an integral part of these consolidated financial statements.

                            COMPUTRON SOFTWARE, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                 (IN THOUSANDS)

                                                                  YEARS ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                 1996        1997       1998
                                                              ----------  ----------  ---------
Net loss....................................................  $  (31,847) $  (13,645) $  (9,043)
Translation adjustment......................................         107        (526)      (177)
                                                              ----------  ----------  ---------
  Comprehensive loss........................................  $  (31,740) $  (14,171) $  (9,220)
                                                              ----------  ----------  ---------
                                                              ----------  ----------  ---------

  The accompanying notes are an integral part of these consolidated financial statements.

                            COMPUTRON SOFTWARE, INC.

                           CONSOLIDATED STATEMENTS OF

                         STOCKHOLDERS' EQUITY (DEFICIT)

                                 (IN THOUSANDS)

                                                        COMMON                                       ACCUMULATED       TOTAL
                                                        STOCK           ADDITIONAL                      OTHER       STOCKHOLDERS'
                                                ----------------------    PAID-IN    ACCUMULATED    COMPREHENSIVE      EQUITY
                                                 SHARES      AMOUNT       CAPITAL      DEFICIT          LOSS         (DEFICIT)
                                                ---------  -----------  -----------  ------------  ---------------  ------------

BALANCE--DECEMBER 31, 1995(1).................     20,744   $     207    $  63,796    $  (17,524)     $     (81)     $   46,398

Net loss......................................     --          --           --           (31,847)        --             (31,847)

Translation adjustment........................     --          --           --            --                107             107

Exercise of stock options.....................         57           1           83        --             --                  84
                                                ---------       -----   -----------  ------------         -----     ------------

BALANCE--DECEMBER 31, 1996....................     20,801         208       63,879       (49,371)            26          14,742

Net loss......................................     --          --           --           (13,645)        --             (13,645)

Translation adjustment........................     --          --           --            --               (526)           (526)

Sale of common stock net of related
  expenses....................................      2,937          30        5,478        --             --               5,508

Issuance of common stock......................         25      --           --            --             --              --

Exercise of stock options.....................         14      --               16        --             --                  16
                                                ---------       -----   -----------  ------------         -----     ------------

BALANCE--DECEMBER 31, 1997....................     23,777         238       69,373       (63,016)          (500)          6,095

Net loss......................................     --          --           --            (9,043)        --              (9,043)

Translation adjustment........................     --          --           --            --               (177)           (177)

Decrease in liability relating to sale of
  common stock................................     --          --              131        --             --                 131

Issuance of common stock......................        119           1          595        --             --                 596

Exercise of stock options.....................         17      --               23        --             --                  23
                                                ---------       -----   -----------  ------------         -----     ------------

BALANCE--DECEMBER 31, 1998....................     23,913   $     239    $  70,122    $  (72,059)     $    (677)     $   (2,375)
                                                ---------       -----   -----------  ------------         -----     ------------
                                                ---------       -----   -----------  ------------         -----     ------------

------------------------

(1) The consolidated financial data for 1995 has been restated. See Note 2 of these Consolidated Financial Statements.

  The accompanying notes are an integral part of these consolidated financial statements.

                            COMPUTRON SOFTWARE, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                                          YEARS ENDED DECEMBER 31,
                                                                                       -------------------------------
                                                                                         1996       1997       1998
                                                                                       ---------  ---------  ---------
Cash flows from operating activities:
Net loss.............................................................................  $ (31,847) $ (13,645) $  (9,043)
  Adjustments to reconcile net loss to net cash flows used in operating activities:
  Non-cash class action litigation settlement costs..................................     --          5,000     --
  Depreciation and amortization......................................................      4,634      3,340      3,733
  Provision for doubtful accounts....................................................      4,803        300        114
  Loss on sale of equipment and leasehold improvements...............................         72         27          9
Changes in current assets and liabilities, net of acquisitions--
  Restricted cash....................................................................     (2,330)    (3,043)     1,274
  Accounts receivable................................................................     (7,329)     8,406        185
  Prepaid expenses and other current assets..........................................        487     (1,321)     1,261
  Accounts payable and accrued expenses..............................................      9,604     (3,872)    (2,518)
  Deferred revenue...................................................................      4,615     (9,046)       510
                                                                                       ---------  ---------  ---------
Net cash flows used in operating activities..........................................    (17,291)   (13,854)    (4,475)
                                                                                       ---------  ---------  ---------
Cash flows from investing activities:
  Other assets.......................................................................       (324)       223        705
  Capitalized software development costs.............................................     (1,088)    --           (300)
  Purchase of equipment and leasehold improvements...................................     (2,162)    (2,121)    (1,739)
  Proceeds from sale of equipment and leasehold improvements.........................     --             75        112
  Acquisitions of businesses, net of cash acquired...................................     (2,116)    --         --
  Proceeds from redemption of short-term investments.................................        105        868     --
                                                                                       ---------  ---------  ---------
Net cash flows used in investing activities..........................................     (5,585)      (955)    (1,222)
                                                                                       ---------  ---------  ---------
Cash flows from financing activities:
  Net proceeds from the sale of common stock.........................................     --          5,508     --
  Proceeds from exercise of stock options............................................         84         16         23
  Proceeds from long term debt.......................................................     --         --          5,000
  Payments of long-term debt and capital lease obligations...........................       (617)      (461)    (1,177)
  Payments related to acquisitions...................................................     (1,042)    (2,946)    --
  Decrease in liabilities related to sale of common stock............................     --         --            131
  Payment of deferred financing costs................................................     --         --           (350)
  Decrease in other long-term liabilities............................................     (1,000)    --         --
                                                                                       ---------  ---------  ---------
Net cash provided by (used in) financing activities..................................     (2,575)     2,117      3,627
                                                                                       ---------  ---------  ---------
Foreign currency exchange rate effects...............................................         62       (758)      (201)
                                                                                       ---------  ---------  ---------
  Net decrease in cash and cash equivalents..........................................    (25,389)   (13,450)    (2,271)
Cash and cash equivalents, beginning of year.........................................     45,119     19,730      6,280
                                                                                       ---------  ---------  ---------
Cash and cash equivalents, end of year...............................................  $  19,730  $   6,280  $   4,009
                                                                                       ---------  ---------  ---------
                                                                                       ---------  ---------  ---------
Supplemental disclosures of cash flow information and noncash financing activities:
  Cash paid during the year for--
    Interest.........................................................................  $      89  $      38  $     373
    Income taxes.....................................................................         38         34         12
  Capital lease obligations incurred.................................................         43     --         --

  The accompanying notes are an integral part of these consolidated financial statements.

                            COMPUTRON SOFTWARE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

(1) OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

    The Company was incorporated under the laws of the State of Delaware in September 1978. The name of the Company was changed from Computron Technologies Corporation to Computron Software, Inc. in May 1995. The Company designs, markets and supports n-tier, Internet-enabled client/ server financial, workflow, desktop data access and storage, and maintenance and asset management software. The Company also offers consulting, education and support services in support of its customers' use of its software products.

    (A) PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of Computron Software, Inc.; its wholly owned subsidiaries located in Australia, Canada, France, Germany, Poland, Singapore, South Africa and the United Kingdom (collectively, the "COMPANY"). All significant intercompany transactions and balances have been eliminated.

    (B) REVENUE RECOGNITION

    The Company recognizes revenue in accordance with Statement of Position 97-2 "Software Revenue Recognition" ("SOP 97-2"). Revenue from non-cancelable software licenses is recognized when the license agreement has been signed, delivery has occurred, the fee is fixed or determinable and collectibility is probable. Post contract support (maintenance) fees are typically billed separately and are recognized on a straight line basis over the life of the applicable agreement. The Company recognizes service revenues from consulting and implementation services, including training, provided by both its own personnel and by third parties, upon performance of the services, pursuant to a professional services agreement. When the Company enters into a license agreement requiring development or significant customization of the software products, the Company recognizes revenue relating to the agreement using contract accounting. Anticipated losses, if any, are charged to operations in the period such losses are determined.

    The adoption in 1998 of SOP 97-2, which is effective for transactions entered into in fiscal years beginning after December 15, 1997, did not have a significant impact on the Company's revenue recognition policies.

    (C) USE OF MANAGEMENT ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. Actual results could differ from those estimates. Significant assets and liabilities with reported amounts based on estimates include accounts receivable, capitalized software development costs, goodwill, accrued expenses and pro forma compensation expense.

    (D) REPORTING, OPERATING AND CONTROL ENVIRONMENT

    Following the audits of the Company's consolidated financial statements for 1994, 1995 and 1996 the Company received management letters from its former independent public accountants, which enumerated material weaknesses in the Company's financial and accounting processes, controls, reporting systems

                            COMPUTRON SOFTWARE, INC.

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

(1) OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) and procedures. The Company's former independent public accountants highlighted the Company's need for additional financial and accounting personnel with software industry experience.

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

    (E) CASH AND CASH EQUIVALENTS AND RESTRICTED CASH

    Cash equivalents are stated at cost, which approximates market, and consists of short-term, highly liquid investments with original maturities of less than three months. Restricted cash represents the amount of certificates of deposit used as collateral for outstanding letters of credit in the same amount, and also includes $5,000 and $4,404 at December 1997 and 1998 respectively, which will be used in connection with the trust fund described in Note 6.

    (F) COMPREHENSIVE LOSS

    Effective January 1, 1998 the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," a new accounting rule on reporting comprehensive income (loss). SFAS No. 30 requires reporting of comprehensive income (loss), which includes net income (loss) and all other non-owner changes in equity (deficit) during a period.

    (G) EQUIPMENT AND LEASEHOLD IMPROVEMENTS

    Equipment and leasehold improvements are stated at cost, less accumulated depreciation and amortization. Depreciation expense is computed using the straight-line method over the estimated useful lives of the assets (three to five years). Leasehold improvements are amortized using the straight-line method over the lesser of the remaining term of the lease or their estimated useful lives.

    (H) SOFTWARE DEVELOPMENT COSTS

    The Company capitalizes internally generated software development costs upon the establishment of technological feasibility until the time when the product is available for general release to customers. Research and development costs are expensed as incurred.

    During 1996, 1997 and 1998 capitalized software development costs amounted to $1,088, $0 and $300, respectively. Annual amortization of software development costs of $863, $639 and $705 for 1996, 1997 and 1998 respectively was calculated as the greater of the amount computed using (a) the ratio of actual revenue from a product to the total of current and anticipated related revenues from the product or (b) the economic life of the product, estimated to be three years, on a straight-line basis.

                            COMPUTRON SOFTWARE, INC.

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

(1) OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    (I) GOODWILL

    Goodwill is the result of the two acquisitions in 1996 and is amortized to operations on a straight-line method over the periods estimated to be benefited, currently not exceeding five years from the date of acquisitions.

    (J) IMPAIRMENT OF LONG-LIVED ASSETS

    In accordance with SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," the Company monitors events or changes in circumstances that may indicate carrying amounts of its long-lived assets may not be recoverable. When such events or changes in circumstances are present, the Company assesses the recoverability of its assets by determining whether the carrying amount of its assets will be recovered through undiscounted, expected future cash flows. Should the Company determine that the carrying values of specific long-lived assets are not recoverable, the Company would record a charge to reduce the carrying value of such assets to their fair values.

    (K) INCOME TAXES

    Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities, and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date.

    (L) CONCENTRATION OF CREDIT RISK

    SFAS No. 105, "Disclosure of Information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentration of Credit Risk," requires disclosure of any significant off-balance sheet and credit risk concentrations. The Company has no significant off-balance sheet concentration of credit risk such as foreign exchange contracts, option contracts or other foreign hedging arrangements. The Company maintains the majority of cash balances with three financial institutions and its accounts receivable credit risk is not concentrated within any geographic area. One customer represented 13.0% of accounts receivable at December 31, 1997. As of December 31 1998, no one customer represented more than 10% of accounts receivable. There was no single customer accounting for more than 10% of revenues in 1996, 1997 or 1998.

    (M) FOREIGN CURRENCY TRANSLATION

    The functional currency for most foreign subsidiaries is the local currency. The cumulative effects of translating the balance sheet accounts from the functional currency into the U.S. dollar at current exchange rates are included in the cumulative translation adjustment in stockholders' equity (deficit). The U.S. dollar is used as the functional currency for the subsidiary in Poland.

                            COMPUTRON SOFTWARE, INC.

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

(1) OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    (N) ACCOUNTING FOR STOCK-BASED COMPENSATION

    The Company accounts for its stock-based compensation in accordance with the provisions of the Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". In October 1995, the Financial Accounting Standards Board (FASB) issued SFAS No. 123, Accounting for Stock-Based Compensation, which is effective for fiscal years beginning after December 15, 1995. SFAS No. 123 establishes a fair-value-based method of accounting for stock-based compensation plans. The Company has adopted the disclosure-only alternative under SFAS No. 123, which requires the disclosure of the pro forma effects on earnings and earnings per share as if the accounting prescribed by SFAS No. 123 had been adopted, as well as certain other information.

    (O) BASIC AND DILUTED NET LOSS PER COMMON SHARE

    Basic and diluted net loss per common share is presented in accordance SFAS No. 128, "Earnings per Share" ("SFAS No. 128"). SFAS No. 128 was effective for financial statements for both interim and annual periods ended after December 15, 1997. The Company has restated the net loss per common share for all periods presented to give effect to SFAS No. 128.

    Basic net loss per common share is based on the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share is the same as basic net loss per common share since the effect of stock options, warrants and contingently issuable shares in connection with the December 1997 private placement of common stock and the Settlement Stock, as defined in Note 6, is anti-dilutive for all periods presented.

    The following represents the calculations of the basic and diluted net loss per common share for the years ended December 31, 1996, 1997 and 1998.

                                                                                      YEARS ENDED DECEMBER 31,
                                                                                  ---------------------------------
                                                                                     1996        1997       1998
                                                                                  ----------  ----------  ---------
Net loss........................................................................  $  (31,847) $  (13,645) $  (9,043)
                                                                                  ----------  ----------  ---------
                                                                                  ----------  ----------  ---------
Weighted average basic and diluted common shares outstanding during the year....      20,787      20,834     23,963
                                                                                  ----------  ----------  ---------
Basic and diluted net loss per common share.....................................  $    (1.53) $    (0.65) $   (0.38)
                                                                                  ----------  ----------  ---------
                                                                                  ----------  ----------  ---------

    (P) RECLASSIFICATIONS

    Certain reclassifications have been made to prior year financial statements to conform to current year presentations.

    (Q) FAIR VALUE OF FINANCIAL INSTRUMENTS

    Cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued expenses and debt reported in the consolidated balance sheets equal or approximate fair values.

                            COMPUTRON SOFTWARE, INC.

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

(1) OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    (R) DEFERRED REVENUE

    Deferred Revenues primarily relate to customer support agreements that have been paid for by customers prior to the performance of those services and, to a lesser extent, prepaid consulting and deferred license fees.

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

    A summary of the impact of such restatements on the financial statements for the years ended December 31, 1992, 1993, 1994, 1995 and the unaudited nine months ended September 30, 1996 is as follows:

                                                                               YEARS ENDED DECEMBER 31,
                                                        ----------------------------------------------------------------------
                                                                 1992                    1993                    1994
                                                        ----------------------  ----------------------  ----------------------

                                                        PREVIOUSLY      AS      PREVIOUSLY      AS      PREVIOUSLY      AS
                                                         REPORTED    RESTATED    REPORTED    RESTATED    REPORTED    RESTATED
                                                        -----------  ---------  -----------  ---------  -----------  ---------
Total Revenue.........................................   $  20,513   $  19,645   $  24,282   $  23,588   $  34,958   $  32,473
Income (Loss) from Operations.........................      (2,750)     (3,618)     (2,644)     (3,338)        433      (2,052)
Net Income (Loss).....................................      (2,479)     (3,347)     (3,170)     (3,864)         77      (2,408)
Total Assets..........................................      16,453      15,585      17,302      16,119      36,681      35,075
Deferred Revenue......................................       1,934       1,934       3,137       3,516       9,935      12,376

                                                                           YEAR ENDED           NINE MONTHS ENDED
                                                                       DECEMBER 31, 1995       SEPTEMBER 30, 1996
                                                                     ----------------------  -----------------------
                                                                     PREVIOUSLY      AS      PREVIOUSLY       AS
                                                                      REPORTED    RESTATED    REPORTED     RESTATED
                                                                     -----------  ---------  -----------  ----------

                                                                                                   (UNAUDITED)
Total Revenue......................................................   $  55,519   $  52,795   $  36,846   $   34,677
Loss from Operations...............................................      (7,704)     (8,970)    (22,905)     (24,786)
Net Loss...........................................................      (7,312)     (8,578)    (21,333)     (23,214)
Net Loss per Common Share..........................................        (.39)       (.46)      (1.03)       (1.12)
Total Assets.......................................................      73,045      71,367      60,542       58,483
Deferred Revenue...................................................      10,474      13,667      11,423       16,404

                            COMPUTRON SOFTWARE, INC.

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

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

    These acquisitions have been accounted for using the purchase method of accounting. Accordingly, the 1996 financial statements include the accounts of these companies since the dates of acquisition. Pro forma results of operations have not been presented, as the amounts would not be significant. The following is additional supplemental cash flow information relating to the aforementioned acquisitions:

Fair value of assets acquired.......................................  $   7,221
Liabilities assumed.................................................      2,887
                                                                      ---------
Net value of assets acquired........................................      4,334
Cash paid at closing................................................      1,895
                                                                      ---------
Notes and other payables as of closing date.........................  $   2,439
                                                                      ---------
                                                                      ---------

(4) LONG-TERM DEBT

    The Company's long term debt consists of the following:

                                                                                   DECEMBER 31,
                                                                               --------------------
                                                                                 1997       1998
                                                                               ---------  ---------
Term loan....................................................................  $  --      $   3,888
Various installment loans....................................................         12          3
                                                                               ---------  ---------
  Subtotal...................................................................         12      3,891
  Less: current portion......................................................         12      1,670
                                                                               ---------  ---------
Long-term debt, net of current portion.......................................  $  --      $   2,221
                                                                               ---------  ---------
                                                                               ---------  ---------

    On March 31, 1998, the Company entered into a Loan and Security Agreement ("Agreement") which provides for maximum borrowings of up to $10 million. The Agreement contains a revolving line of credit and a term loan. The term loan provided for $5 million available in one drawdown which the Company borrowed on the closing date. The term loan bears interest at prime rate (7.75% at December 31, 1998) plus 1.5%, and is repayable in 36 monthly installments beginning May 1, 1998. Under the revolving line of credit the Company currently has available the lesser of $5 million or 85% of eligible receivables, as defined. Such available amount is reduced further by a $600 letter of credit outstanding at December 31, 1998. The net available amount under the revolving line of credit at December 31, 1998 is approximately $2 million of which no amounts were outstanding.

                            COMPUTRON SOFTWARE, INC.

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

(4) LONG-TERM DEBT (CONTINUED)
    Borrowings under the revolving line of credit bears interest at prime rate plus 1.25%. The Agreement provides for yearly fees as follows: (i) $111 in year one, $86 in years two and three and (ii) an unused revolving line of credit fee of .375% per annum. The Agreement is secured by substantially all domestic assets of the Company together with a pledge of 65% of the stock of its foreign subsidiaries, and contains certain financial restrictive covenants. The Company was in compliance with the covenants as of December 31, 1998.

    On March 8, 1999, the Company amended the Agreement ("Amended Agreement") in order to increase amounts available under the term loan portion of the facility by the lesser of $1 million or eligible maintenance revenue, as defined, through September, 2001, to extend the termination date of the credit facility to March, 2002, and to establish financial restrictive covenants for 1999.

    Additional amounts under the Amended Agreement are available in as many as two one-time borrowings of $500, and are subject to the limitation that the total outstanding balance of term loans under the credit line may not exceed 50% of eligible maintenance revenues through March 2000, 40% of eligible maintenance revenues from April 1, 2000 through March 31, 2001, and 30% of eligible maintenance revenues from April 1, 2001 to September 30, 2001. Additional term loans borrowed are repayable in equal monthly principal installments from the date of borrowing to March 31, 2002. As of December 31, 1998, eligible maintenance revenues totaled approximately $8,044.

    The amounts of long-term debt outstanding at December 31, 1998 maturing during the next three years are as follows:

1999................................................................  $   1,670
2000................................................................      1,667
2001................................................................        554

(5) LEASE OBLIGATIONS

    The Company has equipment under capital leases, which is included in equipment and leasehold improvements. Additionally, the Company leases office space and equipment under non-cancelable operating leases. Rent expense charged to operations in the accompanying consolidated statements of operations for office space, vehicles and equipment under operating leases was $2,669, $2,703 and $2,562 for the years ended December 31, 1996, 1997 and 1998, respectively.

                            COMPUTRON SOFTWARE, INC.

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

(5) LEASE OBLIGATIONS (CONTINUED)
    Scheduled future minimum payments required for all non-cancelable leases are as follows:

                                                                             CAPITAL     OPERATING
YEARS ENDING DECEMBER 31                                                     LEASES       LEASES
-------------------------------------------------------------------------  -----------  -----------
1999.....................................................................   $      20    $   2,443
2000.....................................................................           7        1,713
2001.....................................................................           2        1,251
2002.....................................................................      --            1,017
2003.....................................................................      --                2
                                                                                  ---   -----------
Total future minimum lease payments......................................          29    $   6,426
                                                                                        -----------
                                                                                        -----------
Less-amount representing interest at rate of 15.285%.....................           6
                                                                                  ---
Present value of future minimum lease payments...........................          23
Less current portion.....................................................          15
                                                                                  ---
Capital lease obligations, net of current portion........................   $       8
                                                                                  ---
                                                                                  ---

(6) CONTINGENCIES

    On March 6, 1998, the District Court issued a final order approving the settlement of the class action securities litigation. The overall settlement included consideration totaling $15 million for the benefit of class members, including $6 million of consideration from the Company, and payments from certain of its present and former officers and directors, its former auditors, and the insurance companies that provided Computron with directors and officers liability insurance. In return for the payments by the insurance companies, the settlement also resolved a separate lawsuit brought by the Company against the insurance companies. As its share of the settlement, the Company paid $1 million in cash, and issued one million shares of Common Stock of the Company ("Settlement Stock"). The Company recorded a charge to operations of $6 million during the quarter ended September 30, 1997, reflecting the Company's share of the settlement costs, excluding legal fees.

    The class members received a non-transferable right to resell the Settlement Stock to a business trust formed by the Company at a price of $5.00 per share during a period from December 1, 1998 to December 21, 1998 (the "Put Period"). The trust was capitalized by a contribution of $5 million in cash by the Company in March 1998. During the Put Period, class members exercised the put with respect to 881 shares of Settlement Stock. The right to put the remaining shares of Settlement Stock automatically expired as of midnight on December 21, 1998. Pursuant to the terms of the stipulation of settlement, the Company directed the trust to pay $4,404 in satisfaction of the timely claims made under the put, and to return to the Company the remaining balance of the trust. Shares of Settlement Stock that were not timely put according to the terms of the settlement remain freely transferable.

    Historically, the Company has been involved in other disputes and/or litigation encountered in its normal course of business. The Company believes that the ultimate outcome of these proceedings will not have a material adverse effect on the Company's business, consolidated financial condition, results of operations or cash flows.

                            COMPUTRON SOFTWARE, INC.

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

(7) RELATED PARTY TRANSACTIONS

    The Company has certain business relationships with an entity that was founded by the President and Chief Executive Officer. The President and Chief Executive Officer owns a majority beneficial equity interest in such entity. During the years ended December 31, 1996, 1997 and 1998 the Company recorded as expense approximately $675, $641 and $513 respectively, related to work performed by this entity on behalf of the Company.

    The Company entered into a Consulting Agreement dated September 29, 1997 with the Company's former chairman and principal stockholder. The Agreement provides for consulting services during the period of December 1, 1997 through November 30, 2000, in exchange for $300 for each of the first two years and $250 for the third year.

    On December 24, 1997, the Company loaned $175 on a secured basis to a significant stockholder and director of the Company. Principal and interest at a per annum rate of 8% were paid in full on March 31, 1998, pursuant to the terms of the loan agreement.

(8) INCOME TAXES

    The components of loss before provision for income taxes is as follows:

                                                                  YEARS ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                 1996        1997       1998
                                                              ----------  ----------  ---------
Domestic....................................................  $  (22,933) $   (6,517) $  (4,896)
Foreign.....................................................      (8,814)     (7,112)    (4,135)
                                                              ----------  ----------  ---------
  Total.....................................................  $  (31,747) $  (13,629) $  (9,031)
                                                              ----------  ----------  ---------
                                                              ----------  ----------  ---------

    The provision for income taxes is as follows:

                                                                               YEARS ENDED DECEMBER 31,
                                                                          -----------------------------------
                                                                            1996        1997         1998
                                                                          ---------     -----        -----
State...................................................................  $      73   $      16    $      --
Foreign.................................................................         27      --               12
                                                                          ---------         ---          ---
  Total.................................................................  $     100   $      16    $      12
                                                                          ---------         ---          ---
                                                                          ---------         ---          ---

                            COMPUTRON SOFTWARE, INC.

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

(8) INCOME TAXES (CONTINUED)
    A reconciliation of Federal income tax benefit at the statutory rate of 34% to income taxes reflected in the accompanying consolidated statements of operations is as follows:

                                                                   YEARS ENDED DECEMBER 31,
                                                               --------------------------------
                                                                  1996       1997       1998
                                                               ----------  ---------  ---------
Federal income tax benefit at 34%............................  $  (10,794) $  (4,634) $  (3,071)
State income taxes, net of Federal tax benefit...............      (1,289)       (83)      (283)
Change in valuation allowance................................      12,869      3,278      3,891
Foreign tax rate differential................................        (713)      (284)      (569)
Non-deductible expenses......................................      --          1,700     --
Other, net...................................................          27         39         44
                                                               ----------  ---------  ---------
                                                               $      100  $      16  $      12
                                                               ----------  ---------  ---------
                                                               ----------  ---------  ---------

    The principal components of the Company's deferred taxes are as follows:

                                                                              DECEMBER 31,
                                                                          --------------------
                                                                            1997       1998
                                                                          ---------  ---------
Deferred tax assets:
  Non-deductible accruals and other.....................................  $     808  $     773
  Depreciation..........................................................        135        120
  Allowance for doubtful accounts.......................................      1,077        753
  Purchased research and development....................................      1,537      1,426
  Research and development credit carry-forwards........................      2,800      2,895
  Net operating loss carry-forwards.....................................     19,916     24,035
                                                                          ---------  ---------
    Deferred tax asset..................................................     26,273     30,002
Less valuation allowance................................................     25,701     29,592
                                                                          ---------  ---------
  Net deferred tax asset................................................        572        410
Deferred tax liability:
  Software development costs............................................        572        410
                                                                          ---------  ---------
Net deferred taxes......................................................  $  --      $  --
                                                                          ---------  ---------
                                                                          ---------  ---------

    At December 31, 1998, the Company had United States net operating loss carry-forwards of approximately $34,900 which are available to offset future Federal taxable income, if any, and which begin to expire in 2007. In addition, foreign net operating loss carry-forwards aggregated approximately $26,000 at December 31, 1998.

    The asset and liability method requires that deferred tax assets be reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of such assets will not be realized. The Company has recorded a valuation allowance for its net deferred tax assets and will continue to monitor the realizability of such assets. The change in the valuation allowance was $2,369 in 1998. Foreign subsidiaries have paid, and are expected to continue to pay, appropriate taxes to their respective taxing authorities. It is the intention of the Company to reinvest the earnings of its non-U.S.

                            COMPUTRON SOFTWARE, INC.

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

(8) INCOME TAXES (CONTINUED)
subsidiaries in those operations. Accordingly, no Federal taxes have been provided on undistributed foreign earnings.

(9) STOCKHOLDERS' EQUITY (DEFICIT)

    (A) PRIVATE PLACEMENT

    On December 31, 1997, the Company sold through a private placement, 2,937 shares of Common Stock and warrants to purchase 734 shares of the Company's Common Stock, raising net proceeds of $5,508. These shares were subsequently registered with the SEC. The registration was declared effective on May 7, 1998. The warrants are exercisable at $3.00 per share, subject to adjustment, until December 31, 2002. Terms of the private placement require the Company to register the shares of Common Stock and warrants "the securities" and the Company could be required to issue additional consideration if certain conditions are not met. In the event that sales under the Registration Statement are unavailable to the Investors for any period, in excess of 75 consecutive days or 100 total days, during the period from the date of effectiveness until December 31, 1999, for each 30 days or portion thereof in excess of either of such amounts, whichever is greater, the Company shall either (at the Company's election) (i) issue, at no additional cost, to each of the Original Investors additional shares of Common Stock and Warrants equal to one percent (1%) of the amounts issued under the Securities Purchase Agreement (SPA) and held by each such Original Investor as of the date of the Company's obligation to issue additional securities or (ii) pay to each Original Investor an amount in cash equal to $81.8 multiplied by such Original Investor's pro rata share. To the extent an Original Investor no longer holds shares of Common Stock originally issued under the SPA, the number of additional shares of Common Stock or Warrants to be issued, or the amount of any cash to be paid, by the Company shall be proportionately reduced. The SPA also contains anti-dilution provisions and piggyback registration rights.

    (B) STOCK OPTION PLAN

    Pursuant to the 1995 Stock Option Plan (the 1995 Plan), the Company may grant statutory and non-statutory options to purchase an aggregate of up to 1,500 shares of Common Stock. During 1997 the Board of Directors and stockholders amended and restated the 1995 Plan to increase the number of shares issuable under the 1995 Plan to a total of 4,500 and the Company has specifically reserved such shares. Options may be granted under the discretionary option program to employees, consultants, independent advisors and non-employee directors. Options are automatically granted to non-employee directors under the automatic option grant programs. Options granted under the discretionary grant program would have an exercise price of not less than 85% of the fair market value of the Common Stock on the grant date. Options granted under the automatic grant program would have an exercise price of 100% of the fair market value on the grant date. All options granted under the 1995 Plan expire ten years from the date of grant (or five years for statutory options granted to 10% stockholders), unless terminated earlier. Options generally vest over a four-year period, however, options to purchase 1,000 shares of common stock were granted in 1997 and such options become immediately vested upon the occurrence of certain events.

    In April 1998, the Company adopted the 1998 Stock Option Plan (the 1998
Plan). Pursuant to the 1998 Plan, the Company may grant stock options or stock appreciation rights to purchase an aggregate of up to 1,500 shares of Common Stock. Options may be granted under the discretionary option program to employees and consultants of the Company and its subsidiaries not to exceed 200 shares during any

                            COMPUTRON SOFTWARE, INC.

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

(9) STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED) calendar year except that in the first year of employment, the maximum grant will not exceed 400 shares. Non-employee directors will receive an automatic grant of stock options to purchase 20 shares of Common Stock upon date of commencement of service as a non-employee director and; thereafter, 10 shares on the date of each annual meeting of stockholders, provided that on, and as of, such date, such individual has been a non-employee director for the previous twelve month period. No option may have an exercise price less than the fair market value of the Common Stock at the time of grant. As of December 31, 1998, no stock options have been granted under the 1998 Plan.

    A summary of stock option activity under the 1995 Plan is as follows:

                                                                                  NUMBER OF    EXERCISE PRICE    WEIGHTED AVERAGE
                                                                                   SHARES         PER SHARE       EXERCISE PRICE
                                                                                  ---------   -----------------  ----------------
BALANCE, DECEMBER 31, 1995......................................................      930     $1.17    -  13.00       $2.79
Exercised.......................................................................      (58)     1.17    -   1.90        1.43
Canceled........................................................................     (110)     1.17    -  13.00        6.33
                                                                                  ---------   -----------------       -----
BALANCE, DECEMBER 31, 1996......................................................      762      1.17    -  13.00        2.27
Granted.........................................................................    3,209      1.00    -   3.62        1.89
Exercised.......................................................................      (14)     1.17                    1.17
Canceled........................................................................     (124)     1.17    -  13.00        4.95
                                                                                  ---------   -----------------       -----
BALANCE, DECEMBER 31, 1997......................................................    3,833      1.00    -  13.00        1.84
Granted.........................................................................    1,853      0.87    -   2.75        2.03
Exercised.......................................................................      (17)     1.17    -   1.90        1.42
Canceled........................................................................   (1,485)     0.87    -  13.00        2.62
                                                                                  ---------   -----------------       -----
BALANCE, DECEMBER 31, 1998......................................................    4,184      0.87    -  13.00        1.75
                                                                                  ---------   -----------------       -----
Exercisable, December 31, 1998..................................................    1,269     $0.94    -  13.00       $1.62
                                                                                  ---------   -----------------       -----

    The Company has computed the pro forma disclosures required under SFAS No. 123 for all stock options granted in 1996, 1997 and 1998 using the Black-Scholes option pricing model prescribed by SFAS No. 123.

    The assumptions used and the weighted average information for the years ended December 31, 1996, 1997 and 1998 are as follows:

                                                                                   YEARS ENDED DECEMBER 31,
                                                                             ------------------------------------
                                                                                1996         1997        1998
                                                                             -----------  ----------  -----------
Risk-free interest rates...................................................     6.01%       6.01%        5.50%
Expected dividend yield....................................................      --           --          --
Expected lives.............................................................    5 years     7 years      7 years
Expected volatility........................................................      50%         50%         105%
Weighted-average grant date fair value of options granted during the
  period...................................................................      --         $1.17        $1.50
Weighted-average remaining contractual life of options outstanding.........  7.25 years   9.0 years   7.33 years
Weighted-average exercise price of 455,646 and 1,269 options exercisable at
  December 31, 1996, 1997 and 1998, respectively...........................     $1.82       $1.61        $1.62

                            COMPUTRON SOFTWARE, INC.

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

(9) STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)
    The effect of applying SFAS No. 123 would be as follows:

                                                  1996         1996         1997         1997         1998         1998
                                               AS REPORTED   PRO FORMA   AS REPORTED   PRO FORMA   AS REPORTED   PRO FORMA
                                               -----------  -----------  -----------  -----------  -----------  -----------
Net loss.....................................   $ (31,847)   $ (32,059)   $ (13,645)   $ (13,987)   $  (9,043)   $  (9,972)
Basic and diluted net loss per common
  share......................................   $   (1.53)   $   (1.54)   $   (0.65)   $   (0.67)   $   (0.38)   $   (0.42)

(10) PROFIT SHARING PLAN

    The Company's Profit Sharing Plan (the Plan) is a defined contribution plan. All employees with three months of service and who are at least 21 years of age are eligible to become participants in the Plan and to make voluntary contributions based on a percentage of their compensation within certain Plan limitations.

    The Plan falls under the provisions of Section 401(k) of the Internal Revenue Code. Employees may elect to contribute a percentage of their pretax salary, subject to statutory limitations, as well as certain percentages of their after-tax salary, to the Plan. The Company was obligated to contribute 25% of the employees' first 6% of pretax salary contribution through November 30, 1997. Beginning December 1, 1997, the Company increased its matching percentage from 25% to 50% of the employees first 6% of pretax salary contribution. The Company's contributions charged to operations in the accompanying consolidated statements of operations were approximately $242, $160 and $378 for the years ended December 31, 1996, 1997, and 1998, respectively

    In addition, the Company may make additional contributions at the discretion of the Board of Directors, which would be allocated among all participants in proportion to each participant's compensation, as defined. As of December 31, 1998, no additional contributions were made under the Plan.

(11) FINANCIAL INFORMATION BY GEOGRAPHIC AREA

    In June 1997, the FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about reporting segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS 131 is effective for financial statements for fiscal years beginning after December 15, 1997. Financial statement disclosures for prior periods are required to be restated.

    Domestic and export sales by destination as a percentage of total revenues are as follows:

                                                                          YEARS ENDED DECEMBER 31,
                                                                       -------------------------------
                                                                         1996       1997       1998
                                                                       ---------  ---------  ---------
United States........................................................       60.8%      56.6%      52.9%
Europe...............................................................       27.6       33.1       34.0
Other................................................................       11.6       10.3       13.1
                                                                       ---------  ---------  ---------
                                                                           100.0%     100.0%     100.0%
                                                                       ---------  ---------  ---------
                                                                       ---------  ---------  ---------

                            COMPUTRON SOFTWARE, INC.

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

(11) FINANCIAL INFORMATION BY GEOGRAPHIC AREA (CONTINUED)
    The Company's operations are conducted in one business segment.

    Revenues and long-lived assets for the Company's United States, United Kingdom and other international operations are as follows:

                                                                      UNITED      UNITED
                                                                      STATES      KINGDOM      OTHER    CONSOLIDATED
                                                                     ---------  -----------  ---------  ------------
1996
-------------------------------------------------------------------
Revenues(1)........................................................  $  35,121   $   5,342   $  13,932   $   54,395
Long-lived assets..................................................      2,790         350       1,247        4,387
1997
-------------------------------------------------------------------
Revenues(1)........................................................  $  39,733   $   8,554   $  19,304   $   67,591
Long-lived assets..................................................      2,422         355       1,287        4,064
1998
-------------------------------------------------------------------
Revenues(1)........................................................  $  34,958   $   7,903   $  20,660   $   63,521
Long-lived assets..................................................      1,947         271         952        3,170

------------------------

(1) Revenues are attributed to locations based on location of sales office.

    The Company does not believe there are any legal or other restrictions upon the repatriation of international earnings to the parent company.

(12) RESTRUCTURING COSTS

    During its fiscal second quarter of 1998, the Company committed itself to a plan whereby it eliminated 32 positions in the United States, which were rendered redundant through a reengineering process, and eliminated 16 positions outside the United States, which were servicing legacy products. Of the 48 positions eliminated, all were terminated prior to December 31, 1998 except as follows: six people resigned prior to being terminated and one position was terminated subsequent to December 31, 1998. Accordingly, the Company recorded a net charge to operations in 1998 totaling approximately $1.0 million ($1.3 million in the second quarter of 1998 reduced in the third quarter of 1998 by $0.3 million for anticipated savings attributable to resignations) reflecting the termination costs of those personnel. As of December 31, 1998 the Company had incurred cash outlays of $0.8 million. It is expected that the remaining $0.2 million included in accrued expenses will be satisfied through cash outlays during 1999.

              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE

TO COMPUTRON SOFTWARE, INC.:

    We have audited, in accordance with generally accepted auditing standards, the consolidated statements of operations, comprehensive loss, stockholders' equity (deficit) and cash flows for the year ended December 31, 1996 of Computron Software, Inc. included in this Form 10-K, and have issued our report thereon dated April 16, 1997. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in Item 14(b) of the index is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state, in all material respects, the supplemental financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                        ARTHUR ANDERSEN LLP

Boston, Massachusetts
April 16, 1997

(except with respect to the
matter discussed in
Note 6, as to which the
date is March 6, 1998)

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders:
Computron Software, Inc.:

    Under date of January 29, 1999, except as to note 4, which is as of March 8, 1999, we reported on the consolidated balance sheets of Computron Software, Inc. and subsidiaries as of December 31, 1997 and 1998, and the related consolidated statements of operations, comprehensive loss, stockholders' equity (deficit), and cash flows for the years then ended, as contained in the 1998 annual report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule for 1997 and 1998 as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule for 1997 and 1998 based on our audits.

    In our opinion, such financial statement schedule for 1997 and 1998, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                        KPMG LLP

Short Hills, New Jersey
January 29, 1999,
except as to Note 4,
which is as of March 8, 1999

                                                                     SCHEDULE II

                            COMPUTRON SOFTWARE, INC.

                       VALUATION AND QUALIFYING ACCOUNTS

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998

                                                                       BALANCE AT   CHARGED TO    AMOUNTS    BALANCE
                                                                        BEGINNING    COSTS AND    WRITTEN    AT END
ALLOWANCE FOR DOUBTFUL ACCOUNTS:                                         OF YEAR     EXPENSES       OFF      OF YEAR
---------------------------------------------------------------------  -----------  -----------  ---------  ---------
YEAR ENDED DECEMBER 31, 1996.........................................   $   2,028    $   4,803   $  (1,747) $   5,084
YEAR ENDED DECEMBER 31, 1997.........................................   $   5,084    $     300   $  (2,328) $   3,056
YEAR ENDED DECEMBER 31, 1998.........................................   $   3,056    $     114   $    (978) $   2,192


RESTRUCTURING RESERVE:
---------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 1998.........................................   $      --    $   1,025   $     858(a) $     167

(a) Cash payments to effect restructuring