Form 10-Q
period 1999-03-31
COMPUTRON SOFTWARE INC
filed 1999-05-11
CIK 947427

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED MARCH 31, 1999   COMMISSION FILE NUMBER   0-26358

                            COMPUTRON SOFTWARE, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  DELAWARE                             13-2966911
       (State or other jurisdiction of     (I.R.S. Employer Identification No.)
       incorporation or organization)

             301 ROUTE 17 NORTH
            RUTHERFORD, NEW JERSEY                       07070
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

                                 YES |X|    NO |_|

  Number of shares outstanding of the issuer's common stock as of April 9, 1999

                   Class                        Number of Shares Outstanding
  ---------------------------------------       ----------------------------
  Common Stock, par value $0.01 per share                23,913,557

                            COMPUTRON SOFTWARE, INC.

                                      INDEX

                                                                                       Page
PART I       FINANCIAL INFORMATION                                                    Number
                                                                                      ------
                   Item 1. Financial Statements
                           Consolidated Balance Sheets
                              December 31, 1998 and March 31, 1999......................3
                           Consolidated Statements of Operations
                              Three months ended March 31, 1998 and 1999................4
                           Consolidated Statements of Comprehensive Loss
                              Three months ended March 31, 1998 and 1999................5
                           Consolidated Statements of Cash Flows
                              Three months ended March 31, 1998 and 1999................6
                           Notes to Consolidated Interim Financial Statements...........7

                   Item 2. Management's Discussion and Analysis of Financial
                              Condition and Results of Operations.......................10

PART II            OTHER INFORMATION

                   Item 1. Legal Proceedings............................................24

                   Item 6. Exhibits and Reports on Form 8-K.............................24

SIGNATURES

                   Signatures...........................................................25

                            COMPUTRON SOFTWARE, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                    DECEMBER 31,    MARCH 31,
                                                                                       1998           1999
                                                                                     --------       --------
                                                                                                   (Unaudited)
                                           ASSETS
Current assets:
  Cash and cash equivalents                                                          $  4,009       $  1,360
  Restricted cash                                                                       4,856            546
  Accounts receivable, net of allowance for doubtful accounts of  $2,192
    and $2,004 at December 31, 1998 and March 31, 1999, respectively                   11,172         14,095
  Prepaid expenses and other current assets                                             2,309          2,153
                                                                                     --------       --------
      Total current assets                                                             22,346         18,154
                                                                                     --------       --------
Equipment and leasehold improvements, at cost:
  Computer and office equipment                                                        12,641         12,797
  Furniture and fixtures                                                                1,510          1,470
  Leasehold improvements                                                                  976          1,020
                                                                                     --------       --------
                                                                                       15,127         15,287
  Less--accumulated depreciation and amortization                                      11,957         12,373
                                                                                     --------       --------
                                                                                        3,170          2,914
                                                                                     --------       --------
Capitalized software development costs, net of accumulated amortization
   of  $4,439 and  $4,578 at December 31, 1998 and March 31, 1999, respectively         1,024          1,235
Goodwill, net of accumulated amortization of $1,607 and $1,740
   at December 31, 1998 and March 31, 1999, respectively                                1,291          1,058
Other assets                                                                              686            710
                                                                                     --------       --------
                                                                                     $ 28,517       $ 24,071
                                                                                     ========       ========
                           LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Current portion of long-term debt and capital lease obligations                    $  1,685       $  1,679
  Short term borrowing                                                                   --              462
  Accounts payable                                                                      4,513          4,029
  Accrued expenses                                                                      8,503          8,216
  Due to shareholders                                                                   4,404           --
  Deferred revenue                                                                      9,558         11,079
                                                                                     --------       --------
      Total current liabilities                                                        28,663         25,465
                                                                                     --------       --------
Long-term liabilities:
Long-term debt and capital lease obligations, less current portion                      2,229          1,811
Commitments and contingencies
Stockholders' deficit:
    Preferred stock, $.01 par value, authorized 5,000
      shares, no shares issued and outstanding                                           --             --
    Common stock, $.01 par value, authorized 50,000 shares;
      23,913 and 23,914 shares outstanding at
      December 31, 1998 and March 31, 1999, respectively                                  239            239
    Additional paid-in capital                                                         70,122         70,122
    Accumulated deficit                                                               (72,059)       (72,603)
    Accumulated other comprehensive loss                                                 (677)          (963)
                                                                                     --------       --------
      Total stockholders' deficit                                                      (2,375)        (3,205)
                                                                                     --------       --------
                                                                                     $ 28,517       $ 24,071
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

                            COMPUTRON SOFTWARE, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)
                                  (Unaudited)



                                                                Three months ended March 31,
                                                                ----------------------------
                                                                    1998           1999
                                                                  --------       --------
Revenues:
      License fees                                                $  4,019       $  3,517
      Services                                                      11,004         12,270
                                                                  --------       --------
           Total revenues                                           15,023         15,787
                                                                  --------       --------

Operating expenses:
      Cost of license fees                                           1,014            662
      Cost of services                                               7,422          6,828
      Sales and marketing                                            4,355          3,270
      Research and development                                       2,902          2,071
      General and administrative                                     3,645          3,417
                                                                  --------       --------
           Total operating expenses                                 19,338         16,248
                                                                  --------       --------
Operating loss                                                      (4,315)          (461)
                                                                  --------       --------

Other income (expense):
   Costs related to class action litigation                            (22)          --
      Interest income                                                  128             38
      Interest expense                                                 (12)          (105)
   Other income (expense)                                               16            (16)
                                                                  --------       --------
       Other income (expense), net                                     110            (83)
                                                                  --------       --------
Net loss                                                          $ (4,205)      $   (544)
                                                                  ========       ========

Basic and diluted  net loss per common share                      $  (0.18)      $  (0.02)
                                                                  ========       ========

Weighted average basic and diluted common shares outstanding        23,777         23,914
                                                                  ========       ========


       The accompanying notes are an integral part of these consolidated financial statements

                            COMPUTRON SOFTWARE, INC.
                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                 (In thousands)
                                   (Unaudited)


                                                        Three Months Ended
                                                      ------------------------
                                                             March 31,
                                                      ------------------------
                                                       1998             1999
                                                      -------          -------
Net loss                                              $(4,205)         $  (544)
Translation adjustment                                   (180)            (286)
                                                      -------          -------
    Comprehensive loss                                $(4,385)         $  (830)
                                                      =======          =======



       The accompanying notes are an integral part of these consolidated financial statements.

                            COMPUTRON SOFTWARE, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                                                                   Three Months Ended March 31,
                                                                                   ----------------------------
                                                                                       1998          1999
                                                                                      -------       -------
Cash flows from operating activities:
Net loss                                                                              $(4,205)      $  (544)
Adjustments to reconcile net loss to net cash flows used in operating activities
   Depreciation and amortization                                                          925           754
   Provision for doubtful accounts                                                       --              68
   Loss on disposal of equipment and leasehold improvements                              --              57
Changes in current assets and liabilities
   Restricted cash                                                                       (203)        4,296
   Accounts receivable                                                                 (1,115)       (3,167)
   Prepaid expenses and other current assets                                               84           116
   Accounts payable and accrued expenses                                                  333          (372)
   Due to shareholders                                                                   --          (4,404)
   Deferred revenue                                                                       545         1,564
                                                                                      -------       -------
Net cash flows used in operating activities                                            (3,636)       (1,632)
                                                                                      -------       -------

Cash flows from investing activities:
   Other assets                                                                           271           (62)
   Capitalized software development costs                                                --            (350)
   Purchase of equipment and leasehold improvements                                    (1,072)         (320)
   Short-term investments                                                                  (2)         --
                                                                                      -------       -------
Net cash flows used in investing activities                                              (803)         (732)
                                                                                      -------       -------
Cash flows from financing activities:
   Proceeds from exercise of stock options                                                  1          --
   Net borrowings from revolving line of credit                                          --             464
   Proceeds from long term debt                                                         5,000          --
   Payments of long term debt and capital lease obligations                               (16)         (426)
                                                                                      -------       -------
Net cash flows provided by financing activities                                         4,985            38
                                                                                      -------       -------
Foreign currency exchange rate effects                                                   (167)         (323)
                                                                                      -------       -------
Net increase (decrease) in cash and cash equivalents                                      379        (2,649)
Cash and cash equivalents, beginning of period                                          6,280         4,009
                                                                                      -------       -------
Cash and cash equivalents, end of period                                              $ 6,659       $ 1,360
                                                                                      =======       =======
Supplemental disclosures of cash flow information
and noncash financing activities:
   Cash paid during the period for -
     Interest                                                                         $     1       $   106
                                                                                      =======       =======
     Income taxes                                                                     $    20       $    21
                                                                                      =======       =======

        The accompanying notes are an integral part of these consolidated financial statements.

                            COMPUTRON SOFTWARE, INC.
               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

(1) OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

The Company designs, develops, markets and supports client/server financial, workflow, plant maintenance and archival data management software solutions to manage mission-critical applications in large organizations operating across a broad range of industries worldwide.

Basis of Presentation:

The accompanying consolidated financial statements include the accounts of Computron Software, Inc. and its wholly owned foreign subsidiaries located in Australia, Canada, France, Germany, Poland, Singapore, South Africa and the United Kingdom (collectively, the "Company"). The unaudited consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles and in the opinion of management, contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair presentation of these consolidated financial statements.

These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's 1998 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

The results of operations for the three months ended March 31, 1999, are not necessarily indicative of results to be expected for any future periods.

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

                            COMPUTRON SOFTWARE, INC.
         NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (CONTINUED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

(2) REVOLVING LINE OF CREDIT AND LONG-TERM DEBT

On March 31, 1998, the Company entered into a Loan and Security Agreement ("Agreement") which provides for maximum borrowings of up to $10 million. The Agreement contains a revolving line of credit and a term loan. The term loan provided for $5 million available in one drawdown which the Company borrowed on the closing date. The term loan bears interest at prime rate (7.75% at March 31, 1999) plus 1.5%, and is repayable in 36 monthly installments beginning May 1, 1998. Under the revolving line of credit the Company currently has available the lesser of $5 million or 85% of eligible receivables, as defined. Such available amount is reduced further by a $0.6 million letter of credit outstanding at March 31, 1999. The available amount under the revolving line of credit at March 31, 1999 was approximately $2.4 million.

Borrowings under the revolving line of credit bear interest at prime rate plus 1.25%. The Agreement provides for yearly fees as follows: (i) $111 in year one, $86 in years two and three and (ii) an unused revolving line of credit fee of
 .375% per annum. The Agreement is secured by substantially all domestic assets of the Company together with a pledge of 65% of the stock of its foreign subsidiaries, and contains certain financial restrictive covenants. The Company was in compliance with the covenants as of March 31, 1999.

Effective March 8, 1999, the Company amended the Agreement ("Amended Agreement") in order to increase amounts available under the term loan portion of the facility by the lesser of $1 million or eligible maintenance revenue, as defined, through September, 2001, to extend the termination date of the credit facility to March 31, 2002, and to establish financial restrictive covenants for 1999.

Additional amounts under the Amended Agreement are available in as many as two one-time borrowings of $500, and are subject to the limitation that the total outstanding balance of term loans under the credit line may not exceed 50% of eligible maintenance revenues through March 2000, 40% of eligible maintenance revenues from April 1, 2000 through March 31, 2001, and 30% of eligible maintenance revenues from April 1, 2001 to September 30, 2001. Additional term loans borrowed are repayable in equal monthly principal installments from the date of borrowing to March 31, 2002. As of March 31, 1999, the amount available under the term loan was approximately $0.6 million.

(3) CONTINGENCIES

On March 6, 1998, the District Court issued a final order approving the settlement of the class action securities litigation. The overall settlement included consideration totaling $15 million for the benefit of class members, including $6 million of consideration from the Company, and payments from certain of its present and former officers and directors, its former auditors, and the insurance companies that provided Computron with directors and officers liability insurance. In return for the payments by the insurance companies, the settlement also resolved a separate lawsuit brought by the Company against the insurance companies. As its share of the settlement,

                            COMPUTRON SOFTWARE, INC.
         NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (CONTINUED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

the Company paid $1 million in cash, and issued one million shares of Common Stock of the Company ("Settlement Stock"). The Company recorded a charge to operations of $6 million during the quarter ended September 30, 1997, reflecting the Company's share of the settlement costs, excluding legal fees.

The class members received a non-transferable right to resell the Settlement Stock to a business trust formed by the Company at a price of $5.00 per share during a period from December 1, 1998 to December 21, 1998 (the "Put Period"). The trust was capitalized by a contribution of $5 million in cash by the Company in March 1998. During the Put Period, class members exercised the put with respect to 881 shares of Settlement Stock. The right to put the remaining shares of Settlement Stock automatically expired as of midnight on December 21, 1998. Pursuant to the terms of the stipulation of settlement, the Company paid $4,404 during January 1999 in satisfaction of the timely claims made under the put, and returned to the Company the remaining balance of the trust. Shares of Settlement Stock that were not timely put according to the terms of the settlement remain freely transferable.

Historically, the Company has been involved in other disputes and/or litigation encountered in its normal course of business. The Company believes that the ultimate outcome of these proceedings will not have a material adverse effect on the Company's business, consolidated financial condition, results of operations or cash flows.

(4) COMPREHENSIVE INCOME (LOSS)

Effective January 1, 1998 the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," a new accounting rule on reporting comprehensive income (loss). SFAS No. 130 requires reporting of comprehensive income (loss), which includes net income (loss) and all other non-owner changes in equity (deficit) during a period.

(5) BASIC AND DILUTED NET LOSS PER COMMON SHARE

Basic and diluted net loss per common share is presented in accordance with SFAS No. 128, "Earnings Per Share" ("SFAS No. 128"). Basic net loss per common share is based on the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share is the same as basic net loss per common share since the effect of stock options, warrants and contingently issuable shares in connection with the December 1997 private placement of common stock and the Settlement Stock, as defined in Note 3, is anti-dilutive for all periods presented.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

This Report contains statements of a forward-looking nature relating to future events or the future financial performance of the Company. Investors are cautioned that such statements are only predictions and that actual events or results may differ materially. In evaluating such statements, investors should specifically consider the various factors identified in this Report and in the Company's 1998 Annual Report on Form 10-K filed with the Securities and Exchange Commission which could cause actual results to differ materially from those indicated by such forward-looking statements, including the matters set forth under the caption "Certain Factors That May Affect Future Results and Financial Condition and the Market Price of Securities" below.

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

The Company has experienced, and may in the future experience, significant fluctuations in its quarterly and annual revenues and results of operations. The Company believes that domestic and international operating results will continue to fluctuate significantly in the future as a result of a variety of factors, including the timing of revenue recognition related to significant license agreements, the lengthy sales cycle for the Company's products, the proportion of revenues attributable to license fees versus services, the utilization of third parties to perform services, the amount of revenue generated by resales of third party software, changes in product mix, demand for the Company's products, the size and timing of individual license transactions, the introduction of new products and product enhancements by the Company or its competitors, changes in customers' budgets, competitive conditions in the industry and general economic conditions. For a description of certain factors which may affect the Company's operating results, see "Potential for Significant Fluctuations in Operating Results; Seasonality."

The Company incurred net losses of $31.8 million for 1996, $13.6 million for 1997 and $9.0 million for 1998, and reported a net loss of $0.5 million for the three months ended March 31, 1999. As of March 31, 1999 the Company had an accumulated deficit of $72.6 million. There can be no assurance that the Company will be profitable in the future.

RESTRUCTURING COSTS

During its fiscal second quarter of 1998, the Company committed itself to a plan whereby it eliminated 32 positions in the United States, which were rendered redundant through a reengineering process, and eliminated 16 positions outside the United States, which were servicing legacy products. Of the 48 positions eliminated, all were terminated prior to December 31, 1998 except as follows: six people resigned prior to being terminated and one position was terminated subsequent to December 31, 1998. Accordingly, the Company recorded a net charge to operations in 1998 totaling approximately $1.0 million ($1.3 million in the second quarter of 1998, reduced in the third quarter of 1998 by $0.3 million for anticipated savings attributable to resignations) reflecting the termination costs of those personnel. As of December 31, 1998 the Company had incurred cash outlays of $0.8 million. The remaining $0.2 million included in accrued expenses was satisfied through cash outlays during the first quarter of 1999.

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

To date, costs incurred in evaluating its Internal Programs and Systems have been less than $50,000, and anticipated costs necessary to complete such evaluations, modifications and/or replacements are not expected to exceed $100,000. Most costs incurred to achieve Year 2000 compliance, have, in fact, been the same as those required as a normal part of technology upgrades, a critical part of normal operations within a technology-based organization.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain operating data as a percentage of total revenues:

                                                         Three Months Ended
                                                              March 31,
                                                       -----------------------
                                                        1998             1999
                                                       ------           ------
Revenues:
  License fees ...............................           26.8%            22.3%
  Services ...................................           73.2             77.7
                                                       ------           ------
     Total revenues ..........................          100.0            100.0

Operating expenses:
  Cost of license fees .......................            6.7              4.2
  Cost of services ...........................           49.4             43.3
  Sales and marketing ........................           29.0             20.7
  Research and development ...................           19.3             13.1
  General and administrative .................           24.3             21.6
                                                       ------           ------
     Total operating expenses ................          128.7            102.9
                                                       ------           ------
Operating loss ...............................          (28.7)            (2.9)
Other income (expense) .......................             .7             (0.5)
                                                       ======           ======
Net loss .....................................          (28.0)%           (3.4)%
                                                       ======           ======

TOTAL REVENUES

Total revenues increased 5.1% for the three months ended March 31, 1999, compared to the three months ended March 31, 1998. The increase was mainly attributable to an increase in services revenue of $1.3 million, partially offset by a decrease in hardware sales.

The Company derived approximately $7.9 million and $6.4 million or 52.5% and 40.7%, respectively, of its total revenues, from customers outside of the United States for the three months ended March 31, 1998 and 1999, respectively. The Company expects that such revenues will continue to represent a significant percentage of its total revenues in the future. Most of the Company's international license fees and services revenue are denominated in foreign currencies. With respect to the Company's sales that are US dollar-denominated, decreases in the value of foreign currencies relative to the US dollar could make the Company's products less price competitive.

LICENSE FEES

License fees include revenues from software license agreements and hardware sales entered into between the Company and its customers with respect to both the Company's products and, to a lesser degree, third party products resold by the Company. Total license fees decreased 12.5% for the three months ended March 31, 1999, as compared to the three months ended March 31,

1998. License fees for internally developed products increased $0.6 million or 24.8% from the comparable prior year period while license fees for acquired products decreased $1.1 million or 75.1% from the comparable prior year period due to a $0.6 million decrease in low-margin hardware sales in Germany from 1998 related to one customer.

SERVICES REVENUE

Services revenue includes fees from software maintenance agreements, training, installation and consulting services. Maintenance fees are billed separately and are recognized ratably over the period of the maintenance agreement. Training, installation and consulting service revenues are recognized as the services are performed. Services revenue increased 11.5% for the three months ended March 31, 1999, as compared to the three months ended March 31, 1998. The increase was mainly due to higher utilization rates in the U.S. associated with the demand for version upgrades and implementation services for the Company's core products offset by declines in legacy product service revenues in the Company's France operations.

COST OF LICENSE FEES

Cost of license fees consists primarily of amortization of capitalized software development costs, amounts paid to third parties with respect to products resold by the Company in conjunction with licensing of the Company's products and, to a lesser extent, the costs of documentation.

Cost of license fees decreased during the quarter ended March 31, 1999 as compared to the corresponding prior year period due to the related decrease in Germany of hardware sales, as well as, lower amortization of capitalized software costs.

COST OF SERVICES

Cost of services consists primarily of personnel costs for product quality assurances, training, installation, consulting and customer support.

For the three months ended March 31, 1999, cost of services as a percentage of services revenue was 55.6% compared to 67.4% for the three months ended March 31, 1998. The decrease is primarily due to continued high utilization rates as demand for services increased and a decrease in lower margin outsourcing revenue in the Company's France operations.

SALES AND MARKETING

Sales and marketing expenses consist primarily of salaries, commission and bonuses paid to sales and marketing personnel, as well as travel and promotional expenses.

Sales and marketing expenses decreased for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998, as a result of restructuring in the second quarter of 1998 that lowered headcount and a reduction in marketing program costs.

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

Research and development expenses decreased from $2.9 million in the first quarter of 1998 to $2.1 million in the first quarter of 1999 mainly due to a decrease in personnel. The Company capitalized $0.3 million in software development costs in the first quarter of 1999 as compared to none in the first quarter of 1998. The rate of capitalization of software development costs may fluctuate depending on the mix and stage of development of the Company's product development and engineering projects.

GENERAL AND ADMINISTRATIVE

General and administrative expenses consist primarily of salaries for administrative, executive and financial personnel, and outside professional fees. General and administrative expenses represented 21.6% of total revenues for the three months ended March 31, 1999, compared to 24.3% of total revenues for the three months ended March 31, 1998. General and administrative expenses decreased 6.3% for the three months ended March 31, 1999, as compared to the three months ended March 31, 1998, primarily due to decreases in payroll and related costs and in depreciation.

OTHER INCOME (EXPENSE)

Other income (expense) net decreased from $110 income for the three months ended March 31, 1998 to $(83) expense for the three months ended March 31, 1999 primarily due to interest expense on the term loan (Note 2).

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1999, the Company had cash and cash equivalents of $1.3 million and restricted cash of $0.5 million and a working capital deficit of $7.3 million. Included in the deficit is $11.1 million of deferred revenue. On March 31, 1998, the Company entered into a three-year Loan and Security Agreement ("Agreement") which provides maximum borrowings of up to $10 million. The Agreement contains a revolving line of credit and a term loan. The term loan provided for $5 million available in one drawdown which the Company borrowed on the closing date. The original term loan was repayable in 36 monthly installments which began on May 1, 1998. Under the revolving line of credit the Company currently has available the lesser of $5 million or 85% of eligible receivables, as defined. Such available amount is reduced further by a $.6 million letter of credit outstanding at March 31, 1999. The available amount under the revolving line of credit at March 31, 1999 was approximately $2.4 million. Effective March 8, 1999, the Company amended its credit facility with its bank in order to increase amounts available under the term loan portion of the agreement by the lesser of $1 million or eligible maintenance revenue, as defined, through September, 2001, to extend the termination date of the credit facility to March 31, 2002, and to establish financial restrictive covenants for 1999 (see note 2 to the Consolidated Interim
Financial Statements).

The Company is required to comply with quarterly and annual financial statement reporting requirements, as well as certain restrictive financial covenants. The ability to continue to borrow under the Agreement is dependent upon future compliance with such covenants and available collateral. Management believes that the Company's projected operating results over the next twelve months will result in compliance under the Agreement, although there can be no assurances that such operating results will be achieved.

The Company's operating activities used cash of and $3.6 million and $1.6 million for the three months ended March 31, 1998 and 1999, respectively. Net cash used by operations in the three months ended March 31, 1998 was comprised primarily of the net loss and an increase in accounts receivable offset by depreciation and amortization expense, and an increase in deferred revenue. Net cash used by operations during the three months ended March 31, 1999 was comprised of the net loss offset by depreciation and amortization expense and an increase in accounts receivable, net of deferred revenue, totaling
$1.6 million.

The Company's investing activities used cash of $0.8 million and $0.7 million for the three months ended March 31, 1998 and 1999, respectively. The principal uses during 1998 were leasehold improvements and equipment purchases. The uses in 1999 were for capitalized software development costs and the purchase of equipment.

Cash provided by financing activities was $5.0 million and $38 thousand during the three months ended March 31, 1998 and 1999, respectively and related mainly to the issuance of long-term debt in 1998 and repayments of debt in 1999 offset by borrowings under the revolving line of credit.

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

HISTORY OF OPERATING AND NET LOSSES

The Company generated a net loss of $13.6 million for 1997, $9.0 million for 1998, and reported a net loss for the three months ended March 31, 1999 of $0.5 million. As of March 31, 1999, the Company had an accumulated deficit of $72.6 million. There can be no assurance that the Company will be profitable in the future.

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

LITIGATION

Historically, the Company has been involved in disputes and/or litigation encountered in its normal course of business. The Company believes that the ultimate outcome of these proceedings will not have a material adverse effect on the Company's business, financial condition and results of operations or cash flows.

MANAGEMENT CHANGES

In December 1998, a new Senior Vice President of Sales and Marketing was added. No other changes were made to the executive management in 1998 or first quarter 1999. Failure to attract and maintain key management and employee personnel could have material adverse effects on the quality of the Company's products, and the Company's business and financial condition and results of operations.

INTENSE COMPETITION

The financial applications and business software market is intensely competitive and rapidly changing. A number of companies offer products similar to the Company's products and target the same customers as the Company. The Company believes its ability to compete depends upon many factors within and outside its control, including the timing and market acceptance of new products and enhancements developed by the Company and its competitors, product functionality, performance, price, reliability, customer service and support, sales and marketing efforts and product distribution. The primary competition for Computron Financials is the financial applications software offered by Oracle Corporation and PeopleSoft, Inc. The principal competitors for the Company's Computron Workflow and Computron COOL(TM) software are Eastman Kodak Company ("Kodak"), Micro Bank, TASC, Staffware Corporation and FileNet Corporation. The principal competitors for the Company's Computron Yorvik(TM) software are Project Software Development, Inc. (PSDI), Indus International, Inc. (Indus) and others. The Company has an agreement with Kodak pursuant to which Kodak has the right to license Computron COOL software to third parties under its own private label and modify such software. Most of the Company's competitors are substantially larger than the Company and have significantly greater financial, technical, and marketing resources, and extensive direct and indirect channels of distribution. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sale of their products than the Company. The Company's products also compete with products offered by other vendors, and with proprietary software developed by third-party professional service organizations and management information systems departments of potential customers. Due to the relatively low barriers to entry in the software market, the Company expects additional competition from other established and emerging companies as the client/server applications software market continues to develop and expand. The Company also expects that competition will increase as a result of software industry consolidations. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address the needs of the Company's prospective customers. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any of which would have a material adverse effect on the Company's business, results of operations and financial condition. There can be no assurance that the Company will be able to compete successfully against current or future competitors or that competitive pressures will not have a material adverse effect on the Company's business, results of operations and financial condition. See "Business--Competition", in the Company's 1998 Annual Report on Form 10-K.

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

Software products as complex as those offered by the Company often encounter development delays and may contain undetected errors or failures when introduced or when new versions are released. Such delays, errors or failures create a risk that the software will not meet its stated functionality and could cause the Company's future operating results to fall short of the published expectations of certain public market financial analysts. From time to time, the Company ports its products to various, new platforms, though no assurance can be given concerning the successful development of the Company's software products on these additional platforms or the performance characteristics of its applications. In addition, the Company and its products and technologies rely upon third-party products from hardware vendors, software vendors, RDBMS vendors, tools vendors, reporting products, etc. Such dependencies may or may not affect the Company's ability in the future to provide continued availability and/or support for all Computron products. The Company has in the past experienced delays in the development of software by third parties which software is being licensed to and implemented by customers who are simultaneously licensing and implementing the Company's products. Those delays have resulted in delays in the development and shipment of the Company's products. There can be no assurance that, despite testing by the Company and by current and potential customers, errors will not be found in new products or enhancements after commencement of commercial shipments, or that the Company will not experience development delays, resulting in loss of or delay in market acceptance of a new product or enhancement, which could have a material adverse effect on the Company's business, results of operations and financial condition. See "Business--Product Development," in the Company's 1998 Annual Report on Form 10-K.

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

The Company has obtained Federal registrations for its trademark "Computron" and "Yorvik". In addition, the Company has certain U.S. common law rights, and rights under foreign laws in relation to its trademarks, service marks and product names. Although the Company believes that the trademarks and service marks it uses are distinct, there can be no assurance that the Company will be able to register or protect such trademarks and service marks.

The Company does not believe that any of its products, trademarks or other proprietary rights infringe the proprietary rights of third parties. However, there can be no assurance that third parties will not assert infringement claims against the Company in the future with respect to current or future products. As the number of software products in the industry increases and the functionality of these products further overlap, the Company believes that software developers may become increasingly subject to infringement claims. Any such claims, with or without merit, can be time consuming and expensive to defend, cause product shipment delays or require the Company to enter into royalty or licensing agreements. Such royalty and license agreements, if required, may not be available on terms acceptable to the Company, or at all, which could have a material adverse effect on the Company's business, results of operations and financial condition. See "Business--Intellectual Property," in the Company's 1998 Annual Report on Form 10-K.

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

RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS

The Company derived approximately $21.3 million, $29.4 million and $29.9 or 39.2%, 43.4% and 47.1% of its total revenues, from customers outside of the United States in 1996, 1997 and 1998, respectively. The Company derived approximately $7.9 million and $6.4 million or 52.5% and 40.7% of its total revenues from customers outside the United States for the three months ended March 31, 1998 and 1999, respectively. The Company expects that such revenues will continue to represent a significant percentage of its total revenues in the future. The Company believes that its continued growth and profitability will require expansion of its sales in international markets. There can be no assurance, however, that the Company will be able to maintain or increase international market demand for its products and services. Most of the Company's international license fees and services revenue are denominated in foreign currencies. The Company does not currently hedge its foreign exchange exposure. With respect to the Company's sales that are U.S. dollar-denominated, decreases in the value of foreign currencies relative to the U.S. dollar could make the Company's products less price competitive. Additional risks inherent in the Company's international business activities generally include unexpected changes in regulatory requirements, tariffs and other trade barriers, costs of localizing products for foreign countries, lack of acceptance of localized products in foreign markets, longer accounts receivable payment cycles, difficulties in managing international operations, potentially adverse tax consequences, restrictions on repatriation of earnings, reduced legal protection of the Company's intellectual property, and the burdens of complying with a wide variety of foreign laws. There can be no assurance that such factors will not have a material adverse effect on the Company's future international revenues and, consequently, on the Company's business, results of operations and financial condition. See "Management's Discussion and Analysis of Financial

Condition and Results of Operations."

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

The Company also licenses software from third parties which is incorporated into its products. These licenses expire from time to time. In addition, the Company generally does not have access to source code for the software supplied by these third parties. Certain of these third parties are small companies that do not have extensive financial and technical resources. If any of these relationships were terminated or if any of these third parties were to cease doing business or terminate the support of these products, the Company may be forced to expend significant time and development resources to try to replace the licensed software. Such an event would have a material adverse effect upon the Company's business, results of operations and financial condition. See "Business--Strategic Alliances," and "Intellectual Property," in the Company's 1998 Annual Report on Form 10-K.

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

                            COMPUTRON SOFTWARE, INC.
                                     Part II
                                Other Information

ITEM 1. LEGAL PROCEEDINGS

Historically, the Company has been involved in disputes and/or litigation encountered in its normal course of business. The Company believes that the ultimate outcome of these proceedings will not have a material adverse effect on the Company's business, financial condition and results of operations or cash flows.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

         Exhibit 27 - Financial Data Schedule (Edgar filing only). Reports on Form 8-K - None

COMPUTRON SOFTWARE, INC.


SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               COMPUTRON SOFTWARE, INC.


DATE:                          By: : /s/ Michael R. Jorgensen
                                   ---------------------------
                                   Michael R. Jorgensen
                                   Executive Vice President, Chief Financial
                                   Officer, Treasurer and Secretary (Principal
                                   Financial and Accounting Officer)