Form 10-K/A
period 1998-12-31
COMPUTRON SOFTWARE INC
filed 1999-05-20
CIK 947427

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
              Annual Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934
                   For the fiscal year ended December 31, 1998

                         Commission File Number: 1-13591

                            COMPUTRON SOFTWARE, INC.
             (Exact name of registrant as specified in its charter)

                   Delaware                           13-2966911
(State or other jurisdiction of incorporation       (I.R.S. Employer
               or organization)                    Identification No.)


  301 Route 17 North, Rutherford, New Jersey            07070
   (Address of principal executive offices)           (Zip Code)

                                  201-935-3400
              (Registrant's telephone number, including area code)

           Securities Registered Pursuant to Section 12(b) of the Act:

                                                 Name of each exchange
            Title of each class                  on which registered
            -------------------                  -------------------
        Common Stock $.0l par value             American Stock Exchange

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

      The purpose of this amendment is to delete the following risk factor as it is not a required disclosure and the provisions of the Company's Certificate of Incorporation as amended, are not intended to be anti-takeover provisions:

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