Form 10-Q
period 1999-06-30
COMPUTRON SOFTWARE INC
filed 1999-08-13
CIK 947427

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the quarter ended June 30, 1999       Commission File Number    0-26358

                            COMPUTRON SOFTWARE, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                    DELAWARE                           13-2966911
          (State or other jurisdiction of           (I.R.S. Employer
          incorporation or organization)           Identification No.)

               301 Route 17 North
             Rutherford, New Jersey                     07070
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

                                 YES |X| NO |_|

          Number of shares outstanding of the issuer's common stock as of July 16, 1999

                 Class                       Number of Shares Outstanding
----------------------------------------     ----------------------------
Common Stock, par value $0.01 per share               23,913,557

                            COMPUTRON SOFTWARE, INC.

                                      INDEX

                                                                           Page
PART I      FINANCIAL INFORMATION                                         Number
                                                                          ------

            Item 1.  Financial Statements

                      Consolidated Balance Sheets
                         December 31, 1998 and June 30, 1999 ............    3
                      Consolidated Statements of Operations
                         Three and six months ended June 30,
                         1998 and 1999 ..................................    4
                      Consolidated Statements of Comprehensive Loss
                         Three and six months ended June 30,
                         1998 and 1999 ..................................    5
                      Consolidated Statements of Cash Flows
                         Six months ended June 30, 1998 and 1999 ........    6
                      Notes to Consolidated Interim Financial
                         Statements .....................................    7

            Item 2.  Management's Discussion and Analysis of Financial
                      Condition and Results of Operations ...............   11

            Item 3.  Quantitative and Qualitative Disclosures About
                      Market Risk .......................................   18

PART II     OTHER INFORMATION

            Item 1.  Legal Proceedings ..................................   26

            Item 4.  Submission of Matters to a Vote of Security
                      Holders ...........................................   26

            Item 6.  Exhibits and Reports on Form 8-K ...................   26

SIGNATURES

            Signatures ..................................................   27

                            COMPUTRON SOFTWARE, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                            December 31, June 30,
                                                                               1998        1999
                                                                            -----------  --------
                           ASSETS                                                       (Unaudited)
Current assets:
  Cash and cash equivalents                                                  $  4,009    $  1,579
  Restricted cash                                                               4,856         299
  Accounts receivable, net of allowance for doubtful accounts of $2,192
    and $1,876 at December 31, 1998 and June 30, 1999, respectively            11,172      13,226
  Prepaid expenses and other current assets                                     2,309       1,687
                                                                             --------    --------
      Total current assets                                                     22,346      16,791
                                                                             --------    --------
Equipment and leasehold improvements, at cost:
  Computer and office equipment                                                12,641      12,373
  Furniture and fixtures                                                        1,510       1,438
  Leasehold improvements                                                          976       1,050
                                                                             --------    --------
                                                                               15,127      14,861
  Less--accumulated depreciation and amortization                              11,957      12,298
                                                                             --------    --------
                                                                                3,170       2,563
                                                                             --------    --------

                LIABILITIES AND STOCKHOLDERS' DEFICIT
Capitalized software development costs, net of accumulated amortization
 of $4,439 and $4,719 at December 31, 1998 and June 30, 1999, respectively      1,024       1,394
Goodwill, net of accumulated amortization of $1,607 and $507
   at December 31, 1998 and June 30, 1999, respectively                         1,291         647
Other assets                                                                      686         643
                                                                             --------    --------
                                                                             $ 28,517    $ 22,038
                                                                             ========    ========

Current liabilities:
  Current portion of long-term debt and capital lease obligations            $  1,685    $  1,673
  Accounts payable                                                              4,513       4,137
  Accrued expenses                                                              8,503       7,834
  Due to shareholders                                                           4,404          --
  Deferred revenue                                                              9,558      10,665
                                                                             --------    --------
      Total current liabilities                                                28,663      24,309
                                                                             --------    --------
Long-term liabilities:
Long-term debt and capital lease obligations, less current portion              2,229       1,393
                                                                             --------    --------
Commitments and contingencies
Stockholders' deficit:
    Preferred stock, $.01 par value, authorized 5,000
      shares, no shares issued and outstanding                                     --          --
    Common stock, $.01 par value, authorized 50,000 shares;
      23,913 shares and 23,914 shares issued and outstanding at
      December 31, 1998 and June 30, 1999, respectively                           239         239
    Additional paid-in capital                                                 70,122      70,122
    Accumulated deficit                                                       (72,059)    (73,502)
    Accumulated other comprehensive loss                                         (677)       (523)
                                                                             --------    --------
      Total stockholders' deficit                                              (2,375)     (3,664)
                                                                             --------    --------
                                                                             $ 28,517    $ 22,038
                                                                             ========    ========

The accompanying notes are an integral part of these consolidated financial statements.

                            COMPUTRON SOFTWARE, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)
                                  (Unaudited)

                                                Three Months Ended        Six Months Ended
                                                -------------------    ---------------------
                                                June 30,   June 30,     June 30,    June 30,
                                                 1998        1999        1998        1999
                                               --------    --------    --------    --------
Revenues:
    License fees                               $  3,360    $  2,332    $  7,379    $  5,849
    Services                                     11,460      13,057      22,464      25,327
                                               --------    --------    --------    --------
      Total revenues                             14,820      15,389      29,843      31,176
                                               --------    --------    --------    --------

Operating expenses:
    Cost of license fees                            796         554       1,810       1,216
    Cost of services                              7,470       6,710      14,892      13,545
    Sales and marketing                           4,235       3,100       8,590       6,372
    Research and development                      2,734       2,013       5,636       4,080
    General and administrative                    3,437       3,503       7,082       6,915
    Restructuring costs                           1,311          --       1,311          --
                                               --------    --------    --------    --------
      Total operating expenses                   19,983      15,880      39,321      32,128
                                               --------    --------    --------    --------
Operating loss                                   (5,163)       (491)     (9,478)       (952)
                                               --------    --------    --------    --------
Other income (expense):
    Costs related to class action litigation        (18)         --         (40)         --
    Loss on sale of subsidiary                       --        (261)         --        (261)
    Interest income                                 131          19         259          57
    Interest expense                               (145)       (111)       (157)       (216)
    Other expense                                   (38)        (55)        (22)        (71)
                                               --------    --------    --------    --------
      Other income (expense), net                   (70)       (408)         40        (491)
                                               --------    --------    --------    --------
Net loss                                       $ (5,233)   $   (899)   $ (9,438)   $ (1,443)
                                               ========    ========    ========    ========

Basic and diluted net loss per
        common share                           $  (0.22)   $  (0.04)   $  (0.40)   $  (0.06)
                                               ========    ========    ========    ========
Weighted average basic and diluted
      common shares outstanding shares           23,791      23,914      23,784      23,914
                                               ========    ========    ========    ========

      The accompanying notes are an integral part of these consolidated financial statements.

                            COMPUTRON SOFTWARE, INC.
                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                 (In thousands)
                                  (Unaudited)

                                     Three Months Ended     Six Months Ended
                                    -------------------     -------------------
                                          June 30,                June 30,
                                    -------------------     -------------------
                                      1998        1999        1998        1999
                                    -------     -------     -------     -------

Net loss                            $(5,233)    $  (899)    $(9,438)    $(1,443)
Translation adjustment                   94         440         (86)        154
                                    -------     -------     -------     -------
    Comprehensive loss              $(5,139)    $  (459)    $(9,524)    $(1,289)
                                    =======     =======     =======     =======

  The accompanying notes are an integral part of these consolidated financial statements.

                            COMPUTRON SOFTWARE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                     Six Months Ended June 30,
                                                                        1998          1999
                                                                     ----------    -----------
Cash flows from operating activities:
Net loss                                                                $(9,438)   $(1,443)
Adjustments to reconcile net loss to net cash flows
       used in operating activities
             Depreciation and amortization                                1,919      1,503
             Provision for doubtful accounts                                 --        198
             Loss on sale of subsidiary                                      --        261
Changes in current assets and liabilities, net of divestiture
             Restricted cash                                                139      4,307
             Accounts receivable                                         (1,114)    (2,998)
             Prepaid expenses and other current assets                      151        533
             Accounts payable and accrued expenses                          101       (264)
             Due to shareholders                                             --     (4,404)
             Deferred revenue                                               982      1,190
                                                                        -------    -------
Net cash flows used in operating activities                              (7,260)    (1,117)
                                                                        -------    -------

Cash flows from investing activities:
             Other assets                                                   229        (11)
             Net Proceeds from sale of subsidiary                            --      1,191
             Capitalized software development costs                          --       (650)
             Purchase of equipment and leasehold improvements            (1,460)      (465)
             Short-term investments                                           2         --
                                                                        -------    -------
Net cash flows provided by (used in) investing activities                (1,229)        65
                                                                        -------    -------

Cash flows from financing activities:
             Proceeds from exercise of stock options                         23         --
             Proceeds from long term debt                                 5,000         --
             Payments of long term debt and capital lease obligations      (325)      (846)
                                                                        -------    -------
Net cash flows provided by (used in) financing activities                 4,698       (846)
                                                                        -------    -------
Foreign currency exchange rate effects                                      (74)      (532)
                                                                        -------    -------
Net decrease in cash and cash equivalents                                (3,865)    (2,430)
Cash and cash equivalents, beginning of period                            6,280      4,009
                                                                        -------    -------
Cash and cash equivalents, end of period                                $ 2,415    $ 1,579
                                                                        =======    =======

Supplemental disclosures of cash flow information
and noncash financing activities:
             Cash paid during the period for -
                        Interest                                        $    86    $   178
                                                                        =======    =======
                        Income taxes                                    $    40    $    30
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

Basis of Presentation:

The accompanying consolidated financial statements include the accounts of Computron Software, Inc. and its wholly owned foreign subsidiaries located in Australia, Canada, France, Germany (through May 31, 1999), Poland, Singapore, South Africa and the United Kingdom (collectively, the "Company"). The unaudited consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles and in the opinion of management, contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair presentation of these consolidated financial statements.

These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's 1998 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

The results of operations for the three and six months ended June 30, 1999, are not necessarily indicative of results to be expected for any future periods.

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

                            COMPUTRON SOFTWARE, INC.
         NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (continued)
                      (In thousands, except per share data)

(2) REVOLVING LINE OF CREDIT AND LONG-TERM DEBT

On March 31, 1998, the Company entered into a Loan and Security Agreement ("Agreement") which provides for maximum borrowings of up to $10 million. The Agreement contains a revolving line of credit and a term loan. The term loan provided for $5 million available in one drawdown which the Company borrowed on the closing date. The term loan bears interest at prime rate (7.75% at June 30, 1999) plus 1.5%, and is repayable in 36 monthly installments beginning May 1, 1998. Under the revolving line of credit the Company currently has available the lesser of $5 million or 85% of eligible receivables, as defined. Such available amount is reduced further by a $0.6 million letter of credit outstanding at June 30, 1999. The available amount under the revolving line of credit at June 30, 1999 was approximately $2.4 million.

Borrowings under the revolving line of credit bear interest at prime rate plus 1.25%. The Agreement provides for yearly fees as follows: (i) $111 in year one, $86 in years two and three and (ii) an unused revolving line of credit fee of
 .375% per annum. The Agreement is secured by substantially all domestic assets of the Company together with a pledge of 65% of the stock of its foreign subsidiaries, and contains certain financial restrictive covenants. The Company was in compliance with the covenants as of June 30, 1999.

Effective March 8, 1999, the Company amended the Agreement ("Amended Agreement") in order to increase amounts available under the term loan portion of the facility by the lesser of $1 million or eligible maintenance revenue, as defined, through September, 2001, to extend the termination date of the credit facility to March 31, 2002, and to establish financial restrictive covenants for 1999.

Additional amounts under the Amended Agreement are available in as many as two one-time borrowings of $500, and are subject to the limitation that the total outstanding balance of term loans under the credit line may not exceed 50% of eligible maintenance revenues through March 2000, 40% of eligible maintenance revenues from April 1, 2000 through March 31, 2001, and 30% of eligible maintenance revenues from April 1, 2001 to September 30, 2001. Additional term loans borrowed are repayable in equal monthly principal installments from the date of borrowing to March 31, 2002. As of June 30, 1999, the amount available under the term loan against the eligible maintenance revenues was approximately $1.0 million.

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

                            COMPUTRON SOFTWARE, INC.
         NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (continued)
                      (In thousands, except per share data)

(6) SALE OF SUBSIDIARY

On June 1, 1999, the Company sold its wholly-owned subsidiary located in Germany for gross proceeds totaling $1,350. The Company recorded a loss of $261 or $0.01 per share.

The following table sets forth significant financial data of the German subsidiary for comparison purposes. The 1999 amounts include results through May 31, 1999.

                                     Three Months Ended        Six Months Ended
                                     -------------------    --------------------
                                     June 30,   June 30,     June 30,   June 30,
                                       1998        1999       1998        1999
                                     -------     -------    -------     -------
Revenues:
     License fees                    $   456     $   126    $ 1,780     $   438
     Services                            895         716      1,609       1,472
                                     -------     -------    -------     -------
                                       1,351         842      3,389       1,910
                                     -------     -------    -------     -------

Total operating expenses               1,573         820      3,500       2,009
                                     -------     -------    -------     -------
Operating loss                          (222)         22       (111)        (99)
     Other income, net                     7          14         24          16
                                     -------     -------    -------     -------
Net income (loss)                    $  (215)    $    36    $   (87)    $   (83)
                                     -------     -------    -------     -------

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

On June 1, 1999, the Company sold its wholly-owned subsidiary located in Essen, Germany.

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

The Company incurred net losses of $31.8 million for 1996, $13.6 million for 1997 and $9.0 million for 1998, and reported a net loss of $1.4 million for the six months ended June 30, 1999. As of June 30, 1999 the Company had an accumulated deficit of $73.5 million. There can be no assurance that the Company will be profitable in the future.

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

New Accounting Standards

On December 22, 1998, the AICPA Accounting Standards Executive Committee issued Statement of Position (SOP) 98-9,"Software Revenue Recognition, with Respect to Certain Transactions." SOP 98-9 amends paragraphs 11 and 12 of SOP 97-2 to require recognition of revenue using the "residual method" when (1) there is vendor-specific objective evidence of the fair values of all undelivered elements in a multiple-element arrangement that is not accounted for using long-term contract accounting, (2) vendor-specific objective evidence of fair value does not exist for one or more of the delivered elements in the arrangement, and (3) all revenue-recognition criteria in SOP 97-2 other than the requirement for vendor-specific objective evidence of the fair value of each delivered element of the arrangement are satisfied. Under the residual method, the arrangement fee is recognized as follows: (1) the total fair value of the undelivered elements, as indicated by vendor-specific objective evidence, is deferred and subsequently recognized in accordance with the relevant sections of SOP 97-2 and (2) the difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements. The Company will adopt SOP 98-9 on January 1, 2000, as required. The Company expects that the adoption of SOP 98-9 will not have a material effect on its consolidated financial statements.

Euro Currency

On January 1, 1999, certain countries of the European Union established fixed conversion rates between their existing currencies and one common currency, the euro. The euro will then trade on currency exchanges and may be used in business transactions. Beginning in January 2002, new euro-denominated currencies will be issued and the existing local currencies will be withdrawn from circulation by July 1, 2002. The Company is in the process of arranging euro bank accounts for the conversion to the euro currency, and is evaluating other systems and business issues raised by the euro conversion. These issues include the need to ascertain the effect on its suite of products held for resale. During 1998, the Company derived approximately 47.1% of its total revenues outside the United States, a significant portion of which is in Europe. The Company has not completed its assessment of the potential impact of the euro conversion. However, at present, the Company believes the euro conversion will not have a material effect on the Company's consolidated financial position or results of operations.

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

It is anticipated that modification or replacement of some of the Internal Programs and Systems may be necessary to make such Programs and Systems Year 2000 compliant (Phase 2). The Company is also communicating with its suppliers, domestically and abroad, and others to coordinate Year 2000 conversion. Based on present information, the Company believes that it will be able to achieve such Year 2000 compliance through a combination of modification of some existing Internal Programs and Systems and the replacement of other Internal Programs and Systems with new programs and systems that are already Year 2000 compliant by September 30, 1999. However, there can be no assurance that these efforts will be successful or that the systems of other companies on which the Company's business relies will be timely converted.

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

Results of Operations

The following table sets forth, for the periods indicated, certain operating data as a percentage of total revenues:

                                       Three Months Ended      Six Months Ended
                                            June 30,             June 30,
                                            --------             --------
                                        1998       1999       1998       1999
                                       ------     ------     ------     ------
Revenues:
  License fees .....................     22.7%      15.2%      24.7%      18.8%
  Services .........................     77.3       84.8       75.3       81.2
                                       ------     ------     ------     ------
     Total revenues ................    100.0      100.0      100.0      100.0

Operating expenses:
  Cost of license fees .............      5.4        3.6        6.1        3.9
  Cost of services .................     50.4       43.6       49.9       43.5
  Sales and marketing ..............     28.6       20.1       28.8       20.4
  Research and development .........     18.4       13.1       18.9       13.1
  General and administrative .......     23.2       22.8       23.7       22.2

  Restructuring costs ..............      8.8         --        4.4         --
                                       ------     ------     ------     ------
     Total operating expenses ......    134.8      103.2      131.8      103.1
                                       ------     ------     ------     ------

Operating loss .....................    (34.8)      (3.2)     (31.8)      (3.1)
Other income (expense) .............     (0.5)      (2.6)       0.2       (1.5)
                                       ------     ------     ------     ------
            Net loss % .............    (35.3)%     (5.8)%    (31.6)%     (4.6)%
                                       ------     ------     ------     ------

Total Revenues

Total revenues increased 3.8% and 4.5% for the three and six months ended June 30, 1999, compared to the corresponding prior year periods. The increase was primarily attributable to an increase in service revenue offset by a decrease in license fees.

The Company derived approximately $6.2 million and $12.6 million, or 40.2 % and
40.4 % of its total revenues, from customers outside of the United States for the three and six months ended June 30, 1999, respectively, compared to $6.5 million and $14.4 million, or 44.0% and 48.3%, respectively, for the corresponding prior year periods. The Company expects that revenues from customers outside the United States will continue to represent a significant percentage of its total revenues in the future. Most of the Company's international license fees and services revenue are denominated in foreign currencies. With respect to the Company's sales that are US dollar-denominated, decreases in the value of foreign currencies relative to the US dollar could make the Company's products less price competitive.

License Fees

License fees include revenues from software license agreements and hardware sales entered into between the Company and its customers with respect to both the Company's products and, to a lesser degree, third party products resold by the Company. Total license fees decreased 30.6% and

20.7% for the three and six months ended June 30, 1999 respectively, as compared to the prior year periods. The majority of the decrease for the three and six month periods related to license and low margin hardware sales in Germany (sold as of June 1, 1999) whose license fee revenue decreased from $1.8 million for the six months ended June 30, 1998 to $0.4 million for the six months ended June 30, 1999 (see note 6 to the Consolidated Interim Financial Statements).

Services Revenue

Services revenue includes fees from software maintenance agreements, training, installation and consulting services. Maintenance fees are billed separately and are recognized ratably over the period of the maintenance agreement. Training, installation and consulting service revenues are recognized as the services are performed. Services revenue increased 13.9% and 12.7% for the three and six months ended June 30, 1999, respectively, as compared to the comparable prior year periods. The increase was mainly due to higher utilization rates in the U.S. associated with the demand for version upgrades and implementation services for the Company's core products offset by declines in legacy product service revenues in the Company's France operations and only five months of services revenue in the Company's German operations.

Cost of License Fees

Cost of license fees consists primarily of amortization of capitalized software development costs, amounts paid to third parties with respect to products resold by the Company in conjunction with licensing of the Company's products and, to a lesser extent, the costs of documentation.

Cost of license fees decreased during the three and six months ended June 30, 1999 as compared to the corresponding prior year period due to the related decrease in Germany of hardware sales, as well as, lower amortization of capitalized software costs.

Cost of Services

Cost of services consists primarily of personnel costs for product quality assurances, training, installation, consulting and customer support.

For the three and six months ended June 30, 1999, cost of services as a percentage of services revenue was 51.4% and 53.5% respectively, compared to 65.2% and 66.3% for the comparable prior year periods. The decrease is primarily due to continued high utilization rates as demand for services increased and a decrease in lower margin outsourcing revenue in the Company's France operations.

Sales and Marketing

Sales and marketing expenses consist primarily of salaries, commission and bonuses paid to sales and marketing personnel, as well as travel and promotional expenses.

Sales and marketing expenses decreased 26.8% and 25.8% respectively, for the three and six months ended June 30, 1999 as compared to the comparable prior year periods, as a result of restructuring in the second quarter of 1998 that lowered headcount and a reduction in marketing program costs.

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

Research and development expenses decreased to $2.0 million and $4.1 million for the three and six months ended June 30, 1999 from $2.7 million and $5.6 million for the comparable prior year periods mainly due to a decrease in personnel in France and Germany as well as a decrease in temporary employees in the U.S. The Company capitalized $0.3 and $0.6 million in software development costs in the three and six months ended June 30, 1999 as compared to none in the first half of 1998. The rate of capitalization of software development costs may fluctuate depending on the mix and stage of development of the Company's product development and engineering projects.

General and Administrative

General and administrative expenses consist primarily of salaries for administrative, executive and financial personnel, and outside professional fees. General and administrative expenses represented 22.8% and 22.2% of total revenues for the three and six months ended June 30, 1999, compared to 23.2% and 23.7% of total revenues for the comparable prior year periods. General and administrative expenses increased 1.9% and decreased 2.4% for the three and six months ended June 30, 1999, as compared to the prior year periods, primarily due to decreases in professional fees and depreciation offset by increases in payroll related costs.

Other Income (Expense)

Other income (expense) net decreased to $(408) and $(491) for the three and six months ended June 30, 1999 from $(70) and $40 for the three and six months ended June 30, 1998, primarily due to interest expense on the term loan (Note 2), a reduction in interest income, and as a result of the net loss on the sale of the wholly-owned subsidiary located in Germany.

Liquidity and Capital Resources

At June 30, 1999, the Company had cash and cash equivalents of $1.6 million and restricted cash of $0.3 million and a working capital deficit of $7.5 million. Included in the deficit is $10.7 million of deferred revenue. On March 31, 1998, the Company entered into a Loan and Security Agreement ("Agreement") which provides for maximum borrowings of up to $10 million. The Agreement contains a revolving line of credit and a term loan. The term loan provided for $5 million available in one drawdown which the Company borrowed on the closing date. The original term loan was repayable in 36 monthly installments which began on May 1, 1998. Under the revolving line of credit the Company currently has available the lesser of $5 million or 85% of eligible receivables, as defined. Such available amount is reduced further by a $.6 million letter of credit outstanding at June 30, 1999. The available amount under the revolving line of credit at June 30, 1999 was approximately $2.4 million. Effective March 8, 1999, the Company amended its credit facility with its bank in order to increase amounts available under the term loan portion of the agreement by the lesser of $1 million or eligible maintenance revenue, as defined, through September, 2001, to extend the termination date of the credit facility to March 31, 2002, and to establish financial restrictive covenants for 1999 (see note 2 to the Consolidated Interim Financial Statements). The available amount under this amendment at June 30, 1999 was approximately $1.0 million.

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

The Company's operating activities used cash of and $7.3 million and $1.1 million for the six months ended June 30, 1998 and 1999, respectively. Net cash used by operations during the six months ended June 30, 1999 was comprised primarily of the net loss offset by depreciation and amortization expense and an increase in accounts receivable, net of deferred revenue, totaling $1.8 million. Net cash used by operations during the six months ended June 30, 1998 was comprised primarily of the net loss offset by depreciation and amortization.

The Company's investing activities provided (used) cash of $(1.2) million and $65 thousand for the six months ended June 30, 1998 and 1999, respectively. Cash provided for the six months ended June 30, 1999 included proceeds from the sale of the German subsidiary of $1.2 million offset by cash used for capitalized software development costs and the purchase of equipment. The principal uses during 1998 were leasehold improvements and equipment purchases.

Cash provided (used) by financing activities was $4.7 million and $(0.8) million during the six months ended June 31, 1998 and 1999, respectively and related mainly to the issuance of long-term debt in 1998 and repayments of debt in 1999.

The Company has no significant capital commitments. Planned capital expenditures for 1999 total approximately $0.8 million. The Company's aggregate minimum operating lease payments for 1999 will be approximately $2.4 million. The Company expects that its operating cash flow will be sufficient to fund the Company's working capital requirements through 1999. However, the Company's ability to achieve this result is affected by the extent of cash generated from operations and the pace at which the Company utilizes its available resources. Accordingly, the Company may in the future be required to seek additional sources of financing including the issuance of debt and/or sale of equity securities. No assurance can be given that any such additional sources of financing will be available on acceptable terms or at all.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

      The information below summarizes the Company's market risk associated with its debt obligation as of June 30, 1999. Fair value included herein has been estimated taking into consideration the nature and term of the debt instrument and the prevailing economic and market conditions at the balance sheet date. The table below presents principal cash flows by year of maturity based on the terms of the debt. The variable interest rate disclosed represents the rate at June 30, 1999. Changes in the prime interest rate during fiscal 1999 will have a positive or negative effect on the Company's interest expense. Each 1% fluctuation in the prime interest rate will increase or decrease annual interest expense for the Company by approximately $30,000, based on the debt outstanding as of June 30, 1999. Further information specific to the Company's debt is presented in Note 2 to the consolidated financial statements.

                                 (In thousands)
                                                          Year of Maturity
                                                   -----------------------------
                        Estimated     Carrying
Description             Fair Value    Amount       1999        2000        2001
--------------------------------------------------------------------------------

Term loan                   $3,056     $3,056     $   835      $1,667     $  554

Variable Interest rate                               9.00%         --         --

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

History of Operating and Net Losses

The Company generated a net loss of $13.6 million for 1997, $9.0 million for 1998, and reported a net loss for the six months ended June 30, 1999 of $1.4 million. As of June 30, 1999, the Company had an accumulated deficit of $73.5 million. There can be no assurance that the Company will be profitable in the future.

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

Management Changes

In December 1998, a new Senior Vice President of Sales and Marketing was added. No other changes were made to the executive management in 1998 or the first half of 1999. Failure to attract and maintain key management and employee personnel could have material adverse effects on the quality of the Company's products, and the Company's business and financial condition and results of operations.

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

Risks Associated with International Operations

The Company derived approximately $21.3 million, $29.4 million and $29.9 or 39.2%, 43.4% and 47.1% of its total revenues, from customers outside of the United States in 1996, 1997 and 1998, respectively. The Company derived approximately $14.4 million and $12.6 million or 48.3% and

40.4% of its total revenues from customers outside the United States for the six months ended June 30, 1998 and 1999, respectively. The Company expects that such revenues will continue to represent a significant percentage of its total revenues in the future. The Company believes that its continued growth and profitability will require expansion of its sales in international markets. There can be no assurance, however, that the Company will be able to maintain or increase international market demand for its products and services. Most of the Company's international license fees and services revenue are denominated in foreign currencies. The Company does not currently hedge its foreign exchange exposure. With respect to the Company's sales that are U.S. dollar-denominated, decreases in the value of foreign currencies relative to the U.S. dollar could make the Company's products less price competitive. Additional risks inherent in the Company's international business activities generally include unexpected changes in regulatory requirements, tariffs and other trade barriers, costs of localizing products for foreign countries, lack of acceptance of localized products in foreign markets, longer accounts receivable payment cycles, difficulties in managing international operations, potentially adverse tax consequences, restrictions on repatriation of earnings, reduced legal protection of the Company's intellectual property, and the burdens of complying with a wide variety of foreign laws. There can be no assurance that such factors will not have a material adverse effect on the Company's future international revenues and, consequently, on the Company's business, results of operations and financial condition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

Item 4. Submission of Matters to a Vote of Security Holders

At the Company's Annual Meeting of Stockholders on June 25, 1999, the Stockholders voted to ratify the appointment of KPMG LLP as the Company's independent auditors for 1999 (13,692,664 votes for 28,001 votes against, 15,763 votes abstained). Further, at the Annual Meeting of Stockholders held on June 25, 1999, the following directors were nominated and elected by the votes indicated:

                                      Votes For           Votes Withheld
Elias Typaldos                       13,645,549               90,879
John A. Rade                         13,657,073               79,355
Gennaro Vendome                      13,665,273               71,155
Gregory Kopchinsky                   13,687,907               48,521
Robert Migliorino                    13,690,573               45,855
William E. Vogel                     13,692,073               44,355
Edwin T. Brondo                      13,687,073               49,355

Item 6. Exhibits and Reports on Form 8-K

Exhibits

            Exhibit 27 - Financial Data Schedule (Edgar filing only).

Reports on Form 8-K - None

COMPUTRON SOFTWARE, INC.

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               COMPUTRON SOFTWARE, INC.


Date:   August 13, 1999        By:  /s/ Michael R. Jorgensen
                                    --------------------------------------------
                                    Michael R. Jorgensen
                                    Executive Vice President, Chief Financial
                                    Officer and Treasurer


                              By:    /s/ William G. Levering III
                                    --------------------------------------------
                                     William G. Levering III
                                     Vice President, Corporate Controller,
                                     Chief Accounting Officer