Form 10-Q
period 1999-09-30
COMPUTRON SOFTWARE INC
filed 1999-11-12
CIK 947427

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the quarter ended September 30, 1999          Commission File Number 0-26358

                            COMPUTRON SOFTWARE, INC.
                            ------------------------
             (Exact name of registrant as specified in its charter)

            DELAWARE                                         13-2966911
(State or other jurisdiction of                      (I.R.S. Identification No.)
Employer incorporation or organization)

           301 Route 17 North                                    07070
         Rutherford, New Jersey                                (Zip Code)
(Address of principal executive offices)

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

                                 YES |x| NO |_|

Number of shares outstanding of the issuer's common stock as of October 28, 1999

                 Class                        Number of Shares Outstanding
-----------------------------------------     ----------------------------
Common Stock, par value $0.01 per share                23,913,557

                            COMPUTRON SOFTWARE, INC.

                                      INDEX

                                                                           Page
PART I      FINANCIAL INFORMATION                                         Number

            Item 1. Financial Statements

                    Consolidated Balance Sheets
                      December 31, 1998 and September 30, 1999
                      (unaudited) .......................................    3
                    Consolidated Statements of Operations (unaudited)
                      Three and nine months ended September 30, 1998
                      and 1999 ..........................................    4
                    Consolidated Statements of Comprehensive Loss
                      (unaudited)
                      Three and nine months ended September 30, 1998
                      and 1999 ..........................................    5
                    Consolidated Statements of Cash Flows (unaudited)
                      Nine months ended September 30, 1998 and 1999 .....    6
                    Notes to Consolidated Interim Financial Statements ..    7

            Item 2. Management's Discussion and Analysis of Financial
                      Condition and Results of Operations ...............   11

            Item 3. Quantitative and Qualitative Disclosures About
                      Market Risk .......................................   17

PART II     OTHER INFORMATION

            Item 1. Legal Proceedings ...................................   25

            Item 6. Exhibits and Reports on Form 8-K ....................   25

SIGNATURES

            Signatures ...................................................  26

                            COMPUTRON SOFTWARE, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                      December 31, September 30,
                                                          1998         1999
                                                      ------------ -------------
                     ASSETS                                         (Unaudited)
Current assets:
  Cash and cash equivalents                             $  4,009     $  1,505
  Restricted cash                                          4,856          299
  Accounts receivable, net of allowance for doubtful
      accounts of $2,192 and $1,488 at December 31,
      1998 and September 30, 1999, respectively           11,172       10,354
  Prepaid expenses and other current assets                2,309        1,607
                                                        --------     --------
      Total current assets                                22,346       13,765
                                                        --------     --------
Equipment and leasehold improvements, at cost:
  Computer and office equipment                           12,641       11,779
  Furniture and fixtures                                   1,510        1,312
  Leasehold improvements                                     976        1,085
                                                        --------     --------
                                                          15,127       14,176
  Less--accumulated depreciation and amortization         11,957       11,848
                                                        --------     --------
                                                           3,170        2,328
                                                        --------     --------

Capitalized software development costs, net of
  accumulated amortization  of $4,439 and $4,859 at
  December 31, 1998 and September 30, 1999, respectively   1,024        1,654
Goodwill, net of accumulated amortization of $1,607
at December 31, 1998                                       1,291           --
Other assets                                                 686          633
                                                        --------     --------
                                                        $ 28,517     $ 18,380
                                                        ========     ========

        LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Current portion of long-term debt and capital lease
      obligations                                       $  1,685     $  1,670
  Short term borrowings                                       --        1,304
  Accounts payable                                         4,513        4,065
  Accrued expenses                                         8,503        7,459
  Due to shareholders                                      4,404           --
  Deferred revenue                                         9,558        8,401
                                                        --------     --------
      Total current liabilities                           28,663       22,899
                                                        --------     --------
Long-term liabilities:
Long-term debt and capital lease obligations, net of
      current portion                                      2,229          977
                                                        --------     --------
Commitments and contingencies Stockholders' deficit:
    Preferred stock, $.01 par value, authorized 5,000
      shares, no shares issued and outstanding                --           --
    Common stock, $.01 par value, authorized 50,000
      shares; 23,913 shares and 23,914 shares issued
      and outstanding at December 31, 1998 and
      September 30, 1999, respectively                       239          239
    Additional paid-in capital                            70,122       70,122
    Accumulated deficit                                  (72,059)     (75,224)
    Accumulated other comprehensive loss                    (677)        (633)
                                                        --------     --------
      Total stockholders' deficit                         (2,375)      (5,496)
                                                        --------     --------
                                                        $ 28,517     $ 18,380
                                                        ========     ========

The accompanying notes are an integral part of these consolidated financial statements.

                            COMPUTRON SOFTWARE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                  (Unaudited)

                                               Three Months Ended       Nine Months Ended
                                                  September 30,           September 30,
                                              --------------------    --------------------
                                                1998        1999        1998        1999
                                              --------    --------    --------    --------
Revenues:
   License fees                               $  3,233    $  1,160    $ 10,612    $  7,009
   Services                                     12,922      11,063      35,386      36,390
                                              --------    --------    --------    --------
     Total revenues                             16,155      12,223      45,998      43,399
                                              --------    --------    --------    --------

Operating expenses:
   Cost of license fees                            705         310       2,515       1,526
   Cost of services                              6,909       5,793      21,725      19,354
   Sales and marketing                           3,039       2,547      11,601       8,920
   Research and development                      2,409       1,806       7,966       5,915
   General and administrative                    2,948       2,749      10,213       9,618
   Goodwill impairment                              --         573          --         573
   Restructuring costs                              --          --       1,311          --
                                              --------    --------    --------    --------
     Total operating expenses                   16,010      13,778      55,331      45,906
                                              --------    --------    --------    --------
Operating income (loss)                            145      (1,555)     (9,333)     (2,507)
                                              --------    --------    --------    --------
Other income (expense):
   Costs related to class action litigation         --          --         (40)         --
   Loss on sale of subsidiary                       --          --          --        (261)
   Interest income                                 109          14         368          71
   Interest expense                               (150)       (110)       (307)       (326)
   Other expense                                   (52)        (71)        (74)       (142)
                                              --------    --------    --------    --------
     Other expense, net                            (93)       (167)        (53)       (658)
                                              --------    --------    --------    --------
Net income (loss)                             $     52    $ (1,722)   $ (9,386)   $ (3,165)
                                              ========    ========    ========    ========

Basic and diluted income (loss)
   per common share                           $     --    $  (0.07)   $  (0.39)   $  (0.13)
                                              ========    ========    ========    ========

Weighted average basic and diluted
   common shares outstanding                    23,791      23,914      23,788      23,914
                                              ========    ========    ========    ========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                            COMPUTRON SOFTWARE, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                 (In thousands)
                                  (Unaudited)

                                          Three Months Ended    Nine Months Ended
                                          ------------------    ------------------
                                             September 30,         September 30,
                                          ------------------    ------------------
                                            1998       1999       1998       1999
                                          -------    -------    -------    -------
Net income (loss)                         $    52    $(1,722)   $(9,386)   $(3,165)
Foreign currency translation adjustment       (67)      (110)      (153)        44
                                          -------    -------    -------    -------
    Comprehensive loss                    $   (15)   $(1,832)   $(9,539)   $(3,121)
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

                            COMPUTRON SOFTWARE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                      Nine Months Ended
                                                                        September 30,
                                                                     ------------------
                                                                       1998       1999
                                                                     -------    -------
Cash flows from operating activities:
Net loss                                                             $(9,386)   $(3,165)
Adjustments to reconcile net loss to net
    cash flows used in operating activities -
          Depreciation and amortization                                2,768      2,112
          Goodwill impairment                                             --        573
          Provision for doubtful accounts                                 --        172
          Loss on sale of subsidiary                                      --        261
Changes in current assets and liabilities, net of divestiture
          Restricted cash                                                675      4,307
          Accounts receivable                                         (1,320)       (44)
          Prepaid expenses and other current assets                      (37)       629
          Accounts payable and accrued expenses                         (785)      (845)
          Due to shareholders                                             --     (4,404)
          Deferred revenue                                                88     (1,115)
                                                                     -------    -------
Net cash flows used in operating activities                           (7,997)    (1,519)
                                                                     -------    -------

Cash flows from investing activities:
          Other assets                                                   376         15
          Net proceeds from sale of subsidiary                            --      1,191
          Capitalized software development costs                          --     (1,050)
          Purchase of equipment and leasehold improvements            (1,610)      (634)
          Short-term investments                                         193         --
                                                                     -------    -------
Net cash flows used in investing activities                           (1,041)      (478)
                                                                     -------    -------

Cash flows from financing activities:
          Proceeds from exercise of stock options                         23         --
          Proceeds from long term debt                                 5,000         --
          Net borrowings from revolving line of credit                    --      1,304
          Payments of long term debt and capital lease obligations      (753)    (1,268)
                                                                     -------    -------
Net cash flows provided by financing activities                        4,270         36
                                                                     -------    -------
Foreign currency exchange rate effects                                  (171)      (543)
                                                                     -------    -------
Net decrease in cash and cash equivalents                             (4,939)    (2,504)
Cash and cash equivalents, beginning of period                         6,280      4,009
                                                                     -------    -------
Cash and cash equivalents, end of period                             $ 1,341    $ 1,505
                                                                     =======    =======

Supplemental disclosures of cash flow information:
          Cash paid during the period for -
                  Interest                                           $   262    $   267
                                                                     =======    =======
                  Income taxes                                       $    40    $    36
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

The results of operations for the three and nine months ended September 30, 1999, are not necessarily indicative of results to be expected for any future periods.

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

                            COMPUTRON SOFTWARE, INC.
         NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (continued)
                      (In thousands, except per share data)

(2) Revolving line of credit and long-term debt

On March 31, 1998, the Company entered into a Loan and Security Agreement ("Agreement") which provides for maximum borrowings of up to $10 million. The Agreement contains a revolving line of credit and a term loan. The term loan provided for $5 million available in one drawdown which the Company borrowed on the closing date. The term loan bears interest at prime rate (8.25% at September 30, 1999) plus 1.5%, and is repayable in 36 monthly installments beginning May 1, 1998. Under the revolving line of credit the Company currently has available the lesser of $5 million or 85% of eligible receivables, as defined. Such available amount is reduced further by a $0.6 million letter of credit outstanding at September 30, 1999. The available amount under the revolving line of credit at September 30, 1999, net of outstanding borrowings, was approximately $0.5 million.

Borrowings under the revolving line of credit bear interest at prime rate plus 1.25%. The Agreement provides for yearly fees as follows: (i) $111 in year one, $86 in years two and three and (ii) an unused revolving line of credit fee of
 .375% per annum. The Agreement is secured by substantially all domestic assets of the Company together with a pledge of 65% of the stock of its foreign subsidiaries, and contains certain financial restrictive covenants. The Company was in compliance with the covenants as of September 30, 1999.

Effective March 8, 1999, the Company amended the Agreement ("Amended Agreement") in order to increase amounts available under the term loan portion of the facility by the lesser of $1 million or eligible maintenance revenue, as defined, through September, 2001, to extend the termination date of the credit facility to March 31, 2002, and to establish financial restrictive covenants for 1999.

Additional amounts under the Amended Agreement are available in as many as two one-time borrowings of $500, and are subject to the limitation that the total outstanding balance of term loans under the credit line may not exceed 50% of eligible maintenance revenues through March 2000, 40% of eligible maintenance revenues from April 1, 2000 through March 31, 2001, and 30% of eligible maintenance revenues from April 1, 2001 to September 30, 2001. Additional term loans borrowed are repayable in equal monthly principal installments from the date of borrowing to March 31, 2002. As of September 30, 1999, the amount available under the term loan portion of the facility was approximately $1.0 million.

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

(6) GOODWILL IMPAIRMENT

Pursuant to SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," the Company evaluated the recoverability of goodwill and determined that due to the decline in legacy product services revenue in the France operations and the inability for those operations to generate any license revenue from products developed in the U.S., the undiscounted expected future cash flows will be insufficient to recover the carrying amount of goodwill.

Accordingly, in the third quarter of 1999, the Company recorded a charge of $573, or $0.02 per diluted common share, for the impairment of goodwill related to the 1996 purchase of operations in France. Yearly amortization of such goodwill was approximately $385.

                            COMPUTRON SOFTWARE, INC.
         NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (continued)
                      (In thousands, except per share data)

(7) SALE OF SUBSIDIARY

On June 1, 1999, the Company sold its wholly-owned subsidiary located in Germany for gross proceeds totaling $1,350. The Company recorded a loss of $261 or $0.01 per share.

The following table sets forth significant financial data of the German subsidiary for comparison purposes. The 1999 amounts include results through May 31, 1999.

                               Three Months Ended              Nine Months Ended
                         -----------------------------   -----------------------------
                         September 30,   September 30,   September 30,   September 30,
                             1998            1999            1998            1999
                         -------------   -------------   -------------   -------------
Revenues:
   License fees             $  299          $   --          $2,079          $  438
   Services                    835              --           2,444           1,472
                            ------          ------          ------          ------
                             1,134              --           4,523           1,9
                            ------          ------          ------          ------

Total operating expenses     1,373              --           4,873           2,009
                            ------          ------          ------          ------
Operating loss                (239)             --            (350)            (99)
   Other income, net            (9)             --             (15)            (16)
                            ------          ------          ------          ------
Net loss                    $ (248)         $   --          $ (335)         $  (83)
                            ======          ======          ======          ======

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

The Company incurred net losses of $31.8 million for 1996, $13.6 million for 1997 and $9.0 million for 1998, and reported a net loss of $3.2 million for the nine months ended September 30, 1999. As of September 30, 1999 the Company had an accumulated deficit of $75.2 million. There can be no assurance that the Company will be profitable in the future or will generate positive cash flows from operating activities.

Restructuring Costs

During its fiscal second quarter of 1998, the Company committed itself to a plan whereby it eliminated 32 positions in the United States, which were rendered redundant through a reengineering process, and eliminated 16 positions from the France operations, which were servicing legacy products. Of the 48 positions eliminated, all were terminated prior to December 31, 1998 except as follows: six people resigned prior to being terminated and one position was terminated subsequent to December 31, 1998. Accordingly, the Company recorded a net charge to operations in 1998 totaling approximately $1.0 million ($1.3 million in the second quarter of 1998, reduced in the third quarter of 1998 by $0.3 million for anticipated savings attributable to resignations) reflecting the termination costs of those personnel. As of December 31, 1998 the Company had incurred cash outlays of $0.8 million. The remaining $0.2 million included in accrued expenses was satisfied through cash outlays during the first quarter of 1999.

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

Euro Currency

On January 1, 1999, certain countries of the European Union established fixed conversion rates between their existing currencies and one common currency, the euro. The euro now trades on currency exchanges and is used in business transactions. Beginning in January 2002, new euro-denominated currencies will be issued and the existing local currencies will be withdrawn from circulation by July 1,

2002. The Company is in the process of arranging euro bank accounts for the conversion to the euro currency, and is evaluating other systems and business issues raised by the euro conversion. These issues include the need to ascertain the effect on its suite of products which it licenses to customers. During 1998, the Company derived approximately 47.1% of its total revenues outside the United States, a significant portion of which is in Europe. The Company derived approximately 39.0% of its total revenues outside the United States for the nine months ended September 30, 1999. The Company has not completed its assessment of the potential impact of the euro conversion. However, at present, the Company believes the euro conversion will not have a material effect on the Company's consolidated financial position or results of operations.

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

Through a combination of modifications to some existing Internal Programs and Systems and the replacement of other Internal Programs and Systems with new programs that are already Year 2000 compliant, all critical programs and systems were Year 2000 compliant as of September 30, 1999. The Company has also communicated with its suppliers, domestically and abroad, and others to coordinate Year 2000 conversions and believes that these systems are Year 2000 compliant as well. However, there can be no assurance that these efforts will be successful or that the systems of other companies on which the Company's business relies will be timely converted.

Beyond critical systems, the Company's primary business concern is in providing continuing support to its customer base. Contingency planning has been completed for the Company's worldwide support organization. The plan provides for availability of software patch releases and fixes for the previously identified anomalies to expedite resolution of any issues for which clients may not have previously installed corrections. In addition, a plan for support through the transition weekend (i.e., January 1 and 2, 2000) is in place, and a backup support plan will be implemented in case of major infrastructure failures that impede access to existing facilities.

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

With respect to software programs which the Company licenses externally to customers (collectively, the "External Programs"), the most recent versions of the Company's External Programs have been Year 2000 certified. The Company has notified its customer base that the older versions of the External Programs may not be Year 2000 compliant, and the Company has encouraged these customers to upgrade to its most recent versions of the External Programs. In addition, continuing periodic communication with customers is scheduled for the remainder of 1999, focused on providing assistance and education to customers as they transition to the new century, minimizing any possibility of anomalous conditions.

Costs incurred to date to evaluate and identify potential Year 2000 compliance problems contained in the Company's External Programs have not been material, and the Company expects that future expenses associated with achieving Year 2000 compliance will not have a material effect on the consolidated financial results in 1999 and 2000.

Results of Operations

The following table sets forth, for the periods indicated, certain operating data as a percentage of total revenues:

                                Three Months Ended          Nine Months Ended
                                   September 30,              September 30,
                                   -------------              -------------
                                1998          1999         1998          1999
                                -----         -----        -----         -----

Revenues:
  License fees ................  20.0%          9.5%        23.1%         16.2%
  Services ....................  80.0          90.5         76.9          83.8
                                -----         -----        -----         -----
      Total revenues .......... 100.0         100.0        100.0         100.0

Operating expenses:
  Cost of license fees ........   4.4           2.5          5.5           3.5
  Cost of services ............  42.8          47.4         47.2          44.6
  Sales and marketing .........  18.8          20.8         25.2          20.6
  Research and development ....  14.9          14.8         17.3          13.6
  General and administrative ..  18.2          22.5         22.2          22.2
  Goodwill impairment .........    --           4.7           --           1.3
  Restructuring costs .........    --            --          2.9            --
                                -----         -----        -----         -----
      Total operating expenses   99.1         112.7        120.3         105.8
                                -----         -----        -----         -----

Operating income (loss) .......   0.9         (12.7)       (20.3)         (5.8)
Other expenses ................  (0.6)         (1.4)        (0.1)         (1.5)
                                -----         -----        -----         -----
      Net income (loss) .......   0.3%        (14.1)%      (20.4)%        (7.3)%
                                =====         =====        =====         =====

Total Revenues

Total revenues decreased 24.3% and 5.7% for the three and nine months ended September 30, 1999, respectively, as compared to the corresponding prior year periods. The decrease for the nine month period was primarily attributable to a decrease in license fees partially offset by an increase in services revenue.

The Company derived approximately $4.3 million and $16.9 million, or 35.5% and 39.0% of its total revenues, from customers outside of the United States for the three and nine months ended September 30, 1999, respectively, compared to $6.8 million and $21.2 million, or 42.0% and 46.2%, respectively, for the corresponding prior year periods. The Company expects that revenues from customers outside the United States will continue to represent a significant percentage of its total revenues in the future. Most of the Company's international license fees and services revenue are denominated in foreign currencies. With respect to the Company's sales that are US dollar-denominated, decreases in the value of foreign currencies relative to the US dollar could make the Company's products less price competitive.

License Fees

License fees include revenues from software license agreements and hardware sales entered into between the Company and its customers with respect to both the Company's products and, to a lesser degree, third party products resold by the Company. License fees decreased 64.1% and 34.0% for the three and nine months ended September 30, 1999, respectively, as compared to the prior year periods. The decrease for the three and nine month periods was attributable to an industry wide slowdown in customer license sales as a result of Year 2000 projects in process at many organizations, as well as a decrease related to license and low margin hardware sales in Germany (sold as of June 1, 1999) whose license fee revenue decreased from $2.1 million for the nine months ended September 30, 1998 to $0.4 million for the nine months ended September 30, 1999 (see note 7 to the Consolidated Interim Financial Statements).

Services Revenue

Services revenue includes fees from software maintenance agreements, training, installation and consulting services. Maintenance fees are billed separately and are recognized ratably over the period of the maintenance agreement. Training, installation and consulting service revenues are recognized as the services are performed. Services revenue decreased 14.4% for the three months ended September 30, 1999 and increased 2.8% for the nine months ended September 30, 1999 compared to the corresponding prior year periods. The decrease in the third quarter is due to declines in legacy product service revenues in the Company's France operations and no services revenue in the Company's German operations (sold as of June 1, 1999). The year to date increase is mainly due to higher utilization rates in the U.S. associated with the demand for version upgrades and implementation services for the Company's core products, partially offset by declines in legacy product service revenues in the Company's France operations and only five months of services revenue in the Company's German operations.

Cost of License Fees

Cost of license fees consists primarily of amortization of capitalized software development costs, amounts paid to third parties with respect to products resold by the Company in conjunction with licensing of the Company's products and, to a lesser extent, the costs of documentation.

Cost of license fees decreased during the three and nine months ended September 30, 1999, as compared to the corresponding prior year period, due to the related decrease in Germany of hardware sales, as well as lower amortization of capitalized software and documentation costs.

Cost of Services

Cost of services consists primarily of personnel costs for product quality assurance, training, installation, consulting and customer support.

Cost of services for the three and nine months ended September 30, 1999 decreased as a percentage of services revenue compared to the prior period due primarily to continued high utilization rates as demand for services increased, a decrease in lower margin outsourcing revenue in the Company's France operations, and a decrease in personnel and their related costs.

Sales and Marketing

Sales and marketing expenses consist primarily of salaries, commissions, bonuses paid to sales and marketing personnel, as well as travel and promotional expenses.

Sales and marketing expenses decreased 16.2% and 23.1% for the three and nine months ended September 30, 1999, respectively, as compared to the prior year periods as a result of restructuring in the second quarter of 1998 that lowered headcount and from a reduction in marketing program costs.

Research and Development

Research and development expenses consist primarily of personnel costs, and costs of equipment facilities and third party software development costs. Research and development expenses are generally charged to operations as incurred. However, certain software development costs are capitalized in accordance with Statement of Financial Accounting Standards No. 86. Such capitalized software development costs are generally amortized over periods not exceeding three years.

Research and development expenses decreased to $1.8 million and $5.9 million, for the three and nine months ended September 30, 1999, respectively, from $2.4 million and $8.0 million for the comparable prior year periods mainly due to a decrease in personnel in France and Germany, as well as, a decrease in temporary employees in the U.S. The Company capitalized $0.4 million and $1.1 million in software development costs in the three and nine months ended September 30, 1999, respectively, as compared to none for the comparable prior year periods. The rate of capitalization of software development costs may fluctuate depending on the mix and stage of development of the Company's product development and engineering projects.

General and Administrative

General and administrative expenses consist primarily of salaries for administrative, executive and financial personnel, and outside professional fees. General and administrative expenses represented 22.5% and 22.2% of total revenues for the three and nine months ended September 30, 1999, as compared to 18.2% and 22.2% of total revenues for the comparable prior year periods. General and administrative expenses decreased 6.8% and 5.8% for the three and nine months ended September 30, 1999, respectively, as compared to the prior year periods, primarily due to decreases in professional fees and depreciation partially offset by increases in payroll related costs and rent expense.

Other Income (Expense)

Other income (expense) net increased to ($167) thousand and ($658) thousand for the three and nine months ended September 30, 1999, respectively, from ($93) thousand and ($53) thousand for the comparable prior year periods primarily due to interest expense on the revolving line of credit and term loan (Note 2), a reduction in interest income, and as a result of the net loss on the sale of the wholly-owned subsidiary located in Germany.

Liquidity and Capital Resources

At September 30, 1999, the Company had cash and cash equivalents of $1.5 million and restricted cash of $0.3 million and a working capital deficit of $9.1 million. Included in the deficit is $8.4 million of deferred revenue. On March 31, 1998, the Company entered into a Loan and Security Agreement

("Agreement") which provides for maximum borrowings of up to $10 million. The Agreement contains a revolving line of credit and a term loan. The term loan provided for $5 million available in one drawdown which the Company borrowed on the closing date. The original term loan was repayable in 36 monthly installments which began on May 1, 1998. Under the revolving line of credit the Company currently has available the lesser of $5 million or 85% of eligible receivables, as defined. Such available amount is reduced further by a $0.6 million letter of credit outstanding at September 30, 1999. The available amount under the revolving line of credit at September 30, 1999, net of outstanding borrowings, was approximately $0.5 million. Effective March 8, 1999, the Company amended its credit facility with its bank in order to increase amounts available under the term loan portion of the agreement by the lesser of $1 million or eligible maintenance revenue, as defined, through September, 2001, to extend the termination date of the credit facility to March 31, 2002, and to establish financial restrictive covenants for 1999 (see note 2 to the Consolidated Interim Financial Statements). The available amount under this amendment at September 30, 1999 was approximately $1.0 million.

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

The Company's operating activities used cash of $8.0 million and $1.5 for the nine months ended September 30, 1998 and 1999, respectively. Net cash used by operations during the nine months ended September 30, 1999 was comprised primarily of the net loss and a decrease in deferred revenue offset by depreciation and amortization expense and the goodwill impairment write-off. Net cash used by operations during the nine months ended September 30, 1998 was comprised primarily of the net loss offset by depreciation and amortization.

The Company's investing activities used cash of $1.0 million and $0.5 million for the nine months ended September 30, 1998 and 1999, respectively. Cash used for the nine months ended September 30, 1999 included proceeds from the sale of the German subsidiary of $1.2 million offset by cash used for capitalized software development costs and the purchase of equipment and leasehold improvements. The principal uses during 1998 were for equipment purchases and leasehold improvements.

Cash provided by financing activities was $4.3 million and $36 thousand during the nine months ended September 30, 1998 and 1999, respectively and related mainly to the issuance of long-term debt in 1998 and short term borrowings offset by repayments of debt in 1999.

The Company has no significant capital commitments. Planned capital expenditures for the remainder of 1999 total approximately $0.2 million. The Company's aggregate minimum operating lease payments for 1999 will be approximately $2.4 million. The Company expects that its operating cash flow and/or available borrowings under the line of credit will be sufficient to fund the Company's working capital requirements through 1999. However, the Company's ability to achieve this result is affected by the extent of cash generated from operations and the pace at which the Company utilizes its available resources. Accordingly, the Company may in the future be required to seek additional sources of financing including the issuance of debt and/or sale of equity securities. No assurance can be given that any such additional sources of financing will be available on acceptable terms or at all.

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

The information below summarizes the Company's market risk associated with its debt obligation as of September 30, 1999. Fair value included herein has been estimated taking into consideration the nature and term of the debt instrument and the prevailing economic and market conditions at the balance sheet date. The table below presents principal cash flows by year of maturity based on the terms of the debt. The variable interest rate disclosed represents the rate at September 30, 1999. Changes in the prime interest rate during fiscal 1999 will have a positive or negative effect on the Company's interest expense. Each 1% fluctuation in the prime interest rate will increase or decrease annual interest expense for the Company by approximately $39,000, based on the debt outstanding as of September 30, 1999. Further information specific to the Company's debt is presented in Note 2 to the Consolidated Interim Financial Statements.

                                 (In thousands)
                                                         Year of Maturity
                     Variable   Estimated           ---------------------------
                     Interest   Fair      Carrying
Description          Rate       Value     Amount    1999     2000     2001
-------------------------------------------------------------------------------

Term loan            9.75%      $2,639    $2,639    $418     $1,667   $554

Revolving line of
credit               9.50%      $1,304    $1,304    $1,304       --     --

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

History of Operating and Net Losses

The Company generated a net loss of $13.6 million for 1997, $9.0 million for 1998, and reported a net loss for the nine months ended September 30, 1999 of $3.2 million. As of September 30, 1999, the Company had an accumulated deficit of $75.2 million. There can be no assurance that the Company will be profitable in the future.

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

Management Changes

In December 1998, a new Senior Vice President of Sales and Marketing was added. In July 1999, Greg Groom, the Senior Vice President of Business Operations resigned from the Company. The responsibilities of the position were assumed by existing internal management. No other changes were made to the executive management in 1998 or the first nine months of 1999. Failure to attract and maintain key management and employee personnel could have material adverse effects on the quality of the Company's products, and the Company's business and financial condition and results of operations.

Intense Competition

The financial applications and business software market is intensely competitive and rapidly changing. A number of companies offer products similar to the Company's products and target the same customers as the Company. The Company believes its ability to compete depends upon many factors within and outside its control, including the timing and market acceptance of new products and enhancements developed by the Company and its competitors, product functionality, performance, price, reliability, customer service and support, sales and marketing efforts and product distribution. The primary competition for Computron Financials is the financial applications software offered by Oracle Corporation and PeopleSoft, Inc. The principal competitors for the Company's Computron Workflow and Computron COOL(TM) software are Eastman Kodak Company ("Kodak"), Micro Bank, TASC, Staffware Corporation and FileNet Corporation. The principal competitors for the Company's Computron Yorvik(R) software are Project Software Development, Inc. (PSDI), Indus International, Inc. (Indus) and others. The Company has an agreement with Kodak pursuant to which Kodak has the right to license Computron COOL software to third parties under its own private label and modify such software. Most of the Company's competitors are substantially larger than the Company and have significantly greater financial, technical, and marketing resources, and extensive direct and indirect channels of distribution. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sale of their products than the Company. The Company's products also compete with products offered by other vendors, and with proprietary software developed by third-party professional service organizations and management information systems departments of potential customers. Due to the relatively low barriers to entry in the software market, the Company expects additional competition from other established and emerging companies as the client/server applications software market continues to develop and expand. The Company also expects that competition will increase as a result of software industry consolidations. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address the needs of the Company's prospective customers. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any of which would have a material adverse effect on the Company's business, results of operations and financial condition. There can be no assurance that the Company will be able to compete successfully against current or future competitors or that competitive pressures will not have a material adverse effect on the Company's business, results of operations and financial condition. See "Business--Competition", in the Company's 1998 Annual Report on Form 10-K.

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

The Company has obtained Federal registrations for its trademarks "Computron" and "Yorvik" and has pending applications for Federal registration of several other trademarks in the U.S. In addition, the Company has certain U.S. common law rights, and rights under foreign laws in relation to its trademarks, service marks and product names. Although the Company believes that the trademarks and service marks it uses are distinct, there can be no assurance that the Company will be able to register or protect such trademarks and service marks.

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

Risks Associated with International Operations

The Company derived approximately $21.3 million, $29.4 million and $29.9 million or 39.2%, 43.4% and 47.1% of its total revenues, from customers outside of the United States in 1996, 1997 and 1998, respectively. The Company derived approximately $21.2 million and $16.9 million or 46.2% and 39.0% of its total revenues from customers outside the United States for the nine months ended September 30, 1998 and 1999, respectively. The Company expects that such revenues will continue to represent a significant percentage of its total revenues in the future. The Company believes that its continued growth and profitability will require expansion of its sales in international markets. There can be no assurance, however, that the Company will be able to maintain or increase international market demand for its products and services. Most of the Company's international license fees and services revenue are denominated in foreign currencies. The Company does not currently hedge its foreign exchange exposure. With respect to the Company's sales that are U.S. dollar-denominated, decreases in the value of foreign currencies relative to the U.S. dollar could make the Company's products less price competitive. Additional risks inherent in the Company's international business activities generally include unexpected changes in regulatory requirements, tariffs and other trade barriers, costs of localizing products for foreign countries, lack of acceptance of localized products in foreign markets, longer accounts receivable payment cycles, difficulties in managing international operations, potentially adverse tax consequences, restrictions on repatriation of earnings, reduced legal protection of the Company's intellectual property, and the burdens of complying with a wide variety of foreign laws. There can be no assurance that such factors will not have a material adverse effect on the Company's future international revenues and, consequently, on the Company's business, results of operations and financial condition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

                                       COMPUTRON SOFTWARE, INC.


Date: November 12, 1999                By: /s/ Michael R. Jorgensen
                                           -------------------------------------
                                           Michael R. Jorgensen
                                           Executive Vice President, Chief
                                           Financial Officer and Treasurer


                                       By: /s/ William G. Levering III
                                           -------------------------------------
                                          William G. Levering III
                                          Vice President, Corporate Controller,
                                          Chief Accounting Officer