Form 10-K
period 1999-12-31
COMPUTRON SOFTWARE INC
filed 2000-03-30
CIK 947427

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
                                      1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                        COMMISSION FILE NUMBER: 1-13591

                            COMPUTRON SOFTWARE, INC.

             (Exact name of registrant as specified in its charter)

                  DELAWARE                                      13-2966911
(State or other jurisdiction of incorporation      (I.R.S. Employer Identification No.)
              or organization)

 301 ROUTE 17 NORTH, RUTHERFORD, NEW JERSEY                        07070
  (Address of principal executive offices)                      (Zip Code)

                                  201-935-3400

              (Registrant's telephone number, including area code)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                     NAME OF EACH EXCHANGE
               TITLE OF EACH CLASS                    ON WHICH REGISTERED
               -------------------                   ---------------------
Common Stock $.01 par value.......................  American Stock Exchange

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                      NONE

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of Common Stock on March 15, 2000 as reported on the American Stock Exchange, was approximately $87.7 million. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

    As of March 15, 2000, Registrant had outstanding 24,348,352 shares of Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

    ITEMS 10, 11, 12 AND 13 OF PART III ARE INCORPORATED BY REFERENCE FROM A PORTION OF THE REGISTRANT'S DEFINITIVE PROXY STATEMENT TO BE FURNISHED TO STOCKHOLDERS IN CONNECTION WITH THE 2000 ANNUAL MEETING OF STOCKHOLDERS.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

GENERAL

    Computron is a provider of electronic commerce (e-commerce) solutions. It has over 20 years of experience in designing and building process-centric business solutions for global organizations. Computron has a proven track record in developing robust, high-volume, scalable, secure and effective business solutions for global 2000 sized organizations. Computron's ability to quickly identify emerging market opportunities and build high-quality innovative solutions has won many awards over the years, including Imaging Magazine's "Product of the Year" award for Computron Workflow and first Internet/Java COLD product: "Best of AIIM" award.

    Computron believes that the ultimate success of 21st century organizations will be determined by how seamlessly they conduct business with their trading partners (customers, suppliers and partners). The Company's objective is to deliver Internet-based business solutions that enable organizations to establish transparent processes throughout their value-network.

    In 1999, Computron invested significantly in the development of e-commerce technology, and will continue to invest throughout 2000. In order to better focus on emerging e-commerce opportunities, effective January 1, 2000, Computron reorganized around three new product families that represent separate lines of business ("LOB") within Computron:

TRANSAXS-TM- SOLUTIONS--an e-commerce solution for conducting business across the Internet
AXSPOINT-TM- SOLUTIONS--a solution for sharing knowledge internally and between trading partners
PSA SOLUTIONS--a complete e-commerce solution for the professional services industry

    Each of these new Internet-based families of solutions are based on Computron's e-Cellerator-TM- products, which utilize a next generation, business messaging, processing and transaction architecture that Computron developed to support the design and development of large-scale, Internet-based commerce solutions. It is an "n-tier" (desktop browser, Internet server, application server and database server), component-based, Internet-deployable, scalable architecture. At the core of the architecture is an advanced workflow engine that handles large volumes of complex business logic. The user interface is very intuitive and is accessible over the Internet.

    E-Cellerator products run on Windows NT, Sun Unix, HP UNIX, Tru64 UNIX and IBM RS/6000 Unix. Support for Linux is expected to be made available during 2000. The e-Cellerator products support the following database engines: Oracle, MS SQLServer, Informix and Sybase. The component-based architecture enables rapid integration and deployment of advanced technology. Solutions built with e-Cellerator products can be hosted in-house or remotely by third-party application service providers (ASP). In the ASP model, use of e-Cellerator products allows multiple customers to be hosted on a single server, thus significantly reducing the cost of ownership.

    TransAXS Solutions are modular and can be purchased as separate components or as part of a full e-commerce solution. The first TransAXS module, TransAXS Procurement, is expected to ship to customers as of the first quarter of 2000. Other TransAXS Commerce Manager modules, including TransAXS Vendor and TransAXS Customer, are expected to be available for release during the second half of 2000.

    Computron's AXSPoint Solutions enable organizations to seamlessly share business knowledge with their trading partners. They are built with e-Cellerator products and are Internet-deployable, robust and able to handle large volumes of business traffic. AXSPoint Solutions are designed to seamlessly connect disparate information sources across the Internet. Initially AXSPoint Solutions will be focused on high volume, information-centric, service industries such as Banking, Finance and Utilities. Like TransAXS Solutions, AXSPoint Solutions are modular and can be licensed directly to organizations or hosted on third-party ASPs.

    Computron's PSA Solutions are focused on the professional services marketplace. PSA Solutions are a full suite of modules that enable professional services firms to effectively manage the end-to-end business process. Based on e-Cellerator products, these solutions are fully Internet-deployable. They enable users to access core functionality on an "anytime, anywhere" basis. PSA Solutions can be licensed directly to medium and large organizations or can be offered as a service hosted on an ASP.

    Computron's client/server products, such as Computron Financials, continue to be maintained, enhanced and upgraded. They are the back-office system of choice for large information-centric, global organizations like AIG, Pfizer, AOL, Deutsche Bank, Emery, TNT, Toys R Us, Ricoh and United Airlines. Computron's client/server products have been particularly well received in those organizations that have adopted an internal "shared services" approach to back-office administration functions. Computron Financials have extensive functionality and are able to handle large volumes of complicated business transactions. They are designed to manage end-to-end business processes. Computron Financials are integrated with a robust workflow engine that allows organizations to track a wide range of business-process metrics. The Process Design Workbench is a critical component of the solution. It enables organizations to quickly tailor standard business process templates to meet their own unique needs. The underlying "n-tier", client/server architecture is highly scalable and able to meet the transaction volume needs of Fortune 100 organizations. In 1999, the Computron Workflow engine was enhanced to use e-Cellerator products to enable access to core functionality over the Internet. As a result, Computron Workflow can be used to automate business processes across the Internet, thus extending the reach of end-to-end process control outside of the walls of traditional bricks and mortar organizations.

    In this emerging Net economy, with the virtual office becoming more prevalent, Computron is well positioned to meet the business needs of e-organizations. Computron's e-Cellerator products provide the ability to leverage technology and disseminate business knowledge electronically throughout the enterprise or across enterprises.

ORGANIZATION AND PRODUCTS

    Effective January 1, 2000, Computron Software reorganized itself into three
LOBs: TransAXS Solutions, AXSPoint Solutions and PSA Solutions. Each of these LOBs is responsible for its own global business strategy and its operations in North America. Computron's international subsidiaries and distributors are responsible for selling and marketing the products of these three LOBs into their respective local markets.

    TRANSAXS SOLUTIONS. Is responsible for developing and marketing e-commerce solutions that enable organizations to share knowledge and conduct business more effectively with their trading partners. This is referred to as Internet Transaction Processing, or ITP. ITP allows organizations to securely conduct business over the Internet, including contracting for services or the delivery of products. TransAXS Solutions support the full business cycle from placing an order for a service or product, through delivery and eventual payment and reconciliation.

    The flagship product will be TransAXS Commerce Manager, a full suite solution designed to meet the growing needs of organizations in today's dynamic Internet-driven business climate. The TransAXS Commerce Manager solution will consist of a number of modules, the first of which is scheduled to ship to customers during the first quarter of 2000. Other modules are expected to become available during the second half of 2000, and on into 2001.

    The TransAXS Solutions LOB is also responsible for maintaining, supporting and enhancing Computron's traditional client/server suite of world-class back-office financial products and over 100 existing Computron North American customers, including Pfizer, AIG, Toys 'R' Us, Ricoh, United Airlines and Emery. The TransAXS Solutions LOB is working closely with existing customers to ensure that TransAXS Commerce Manager will meet the e-commerce needs of global organizations.

    The TransAXS Solutions LOB currently markets its products and services primarily through a direct sales force in the United States and directly and indirectly in other parts of the world, and plans to expand through other alliances. The TransAXS Solutions LOB conducts comprehensive marketing programs in the United States, which include telemarketing, public relations, direct mail, advertising, seminars, trade shows and ongoing customer communications programs.

    The TransAXS Solutions LOB's marketing efforts in the United States are conducted by a direct sales force, which is located at the Company's headquarters in Rutherford, New Jersey, and in the Chicago and Los Angeles areas. In addition, the Company has established strategic alliances with consulting, hardware, database and software vendors to enhance its marketing efforts.

    Outside of the United States, the TransAXS Solutions LOB utilizes the Company's sales and support offices in Australia, Poland, Bulgaria, Singapore, South Africa and the United Kingdom. In the past the Company has established distribution arrangements with third parties around the world and continually evaluates future third party arrangements. Currently, the TransAXS Solutions LOB does not generate significant revenues from its distributors.

    During 2000, the TransAXS Solutions LOB will look to establish agreements with major ASP providers. Under these agreements TransAXS solutions will be hosted and "rented" to end-user organizations. The TransAXS Solutions LOB expects to take a share in this revenue stream. This distribution model will allow TransAXS solutions to be marketed to a much wider audience of organizations. Traditionally, Computron has focused on global 2000 sized organizations, but an ASP model will allow a small to medium sized organization to access the functionality of TransAXS solutions.

    TRANSAXS SOLUTIONS:

    This new family of solutions will be able to leverage and share some of the core functional components of existing Computron products, such as Computron Financials. The ability to utilize existing low-level components will enable TransAXS solutions to have a powerful set of core business functionality, such as multi-language and multi-currency, and the ability to handle complex accounting requirements, and different forms of payment. As a result, the TransAXS Commerce Manager Solution will have all the features of a powerful e-commerce solution, backed by the solid functionality of a world-class, global back-office suite of business products.

MODULE                          FEATURES
------                          --------
TRANSAXS PROCUREMENT..........  This solution allows organizations to procure products and services over the Internet. The TransAXS Procurement
                                solution manages the end-to-end procurement cycle. It
                                enables users to purchase directly from world-class
                                electronic shopping experiences such as those offered by
                                OfficeDepot, Staples, and Amazon.com etc. It can also allow the organization's purchasing function to maintain local
                                catalogs of products and services. The TransAXS Procurement solution maintains full control of routing purchase orders for approval and checking against budgets, all with a full set of complex and flexible business rules. It is fully
                                integrated with Computron Financials and is designed to be the electronic procurement system of choice for existing
                                Computron Financials' customers. The TransAXS Procurement
                                solution fully supports encumbrance rules, which is key to federal, state and local government organizations. This
                                product has been made available in beta form and is expected to be generally released in the first quarter of 2000.

TRANSAXS VENDOR...............  This is a vendor self-service agent that will allow suppliers to access vital information twenty-four hours a
                                day, seven days a week. Suppliers will be able to check the status of payments and invoices, and even make changes to
                                information such as billing addresses, contact data, etc.
                                The TransAXS Vendor solution will allow suppliers to avoid telephone tag and let them automatically keep their key
                                business information current. The TransAXS Vendor solution is expected to improve customer service and significantly
                                reduce administrative overhead in the accounts payables
                                department. This product is currently in design and an
                                initial version is expected to be released for beta by the third quarter of 2000.

TRANSAXS PAYMENT..............  This product will allow organizations to automate the process of paying suppliers. It is designed to manage the
                                payables aspect of the TransAXS Procurement solution.
                                However, it will also handle traditional forms of payment, including EFT, checks, etc. When coupled with the TransAXS
                                Procurement and TransAXS Vendor solutions, it will offer a complete Internet approach to managing supplier
                                relationships. This product is currently in design and an
                                initial version is expected to be released for beta by the third quarter of 2000.

TRANSAXS CUSTOMER.............  This is a customer-service agent that will allow customers to access vital information twenty four hours a day, seven days a week. Customers will be able to check the status of orders, shipments and even make changes to information such as billing addresses and contact data, explain why payments are on hold or question invoice amounts etc. The TransAXS
                                Customer solution will allow customers to avoid being cut
                                off from vital information outside normal business hours.
                                The TransAXS Customer solution is expected to improve
                                customer service and reduce administrative overhead in the accounts receivable and customer service departments. This product is currently in design and an initial version is
                                expected to be released for beta by the fourth quarter of
                                2000.

MODULE                          FEATURES
------                          --------
TRANSAXS BILLING..............  This product is a full billing system. In addition to handling electronic billing, it will also support
                                traditional billing mechanisms and will thus be ideal for
                                organizations making the transition from traditional billing approaches to Internet-based billing. The TransAXS Billing solution will be able to handle very large volumes of
                                invoices in a very robust and secure environment. It will be fully integrated with the TransAXS Customer solution. This product is currently in design and an initial version is
                                expected to be released for beta by the fourth quarter of
                                2000.

TRANSAXS ANALYST..............  This is a central repository for storing business performance information. It will include the ability to
                                design and produce business performance reports, such as
                                financial statements and profitability analysis reports. It will also have the ability to publish these reports across the Internet or through e-mail. The distribution of reports will be able to be optionally tracked from a process
                                viewpoint and to require feedback and updates from
                                subscribers. This product is currently in design and an
                                initial version is expected to be released for beta by the fourth quarter of 2000.

    The vision for the TransAXS Commerce Manager solution includes a number of other modules, including the TransAXS Shopper (an electronic store front to interface to existing internal order entry systems), TransAXS Budget Manager (to allow organizations to budget across organizational boundaries) etc. modules. These products are scheduled for release during 2001 and beyond.

COMPUTRON FINANCIALS:

    This is Computron's client/server suite of products. It is a world-class suite of back-office administrative systems being used by some of the largest organizations in the world. It is built on a highly scalable, component-based, robust, n-tiered architecture.

MODULE                          FEATURES
------                          --------
GENERAL LEDGER................  The General Ledger (GL) module provides comprehensive financial accounting and management information across
                                multiple companies, currencies, and reporting calendars. It stores and maintains financial, statistical, and budgetary information for summary, comparison, calculation, inquiry, and reporting. Computron believes that the product fulfills statutory, consolidation, and management requirements and
                                offers benefits such as complete user control of all
                                functions and ledger structure, n-dimensions Geographical
                                Chart of Account structure, customization of Advanced User
                                Interface, and total integration with other Computron
                                applications and (via its own sophisticated interfacing tool
                                GENEX) with non-Computron software. Through the use of
                                various standard Computron utilities, data can also be
                                uploaded to and/or downloaded from external sources.

MODULE                          FEATURES
------                          --------
POWER INTERACTIVE.............  Power Interactive is a set of components used to define GL financial reports. Created in Visual Basic, Power
                                Interactive provides a traditional Windows look and feel
                                with standard icons, while allowing users report access and drill down capability to virtually any data available in the
                                GL. Its components include the Power Interactive Definer and
                                Power Interactive Viewer. The Power Interactive Definer
                                allows the specification of a report using a graphical user interface, without having to consider the details of the
                                actual report layout. Its Power Interactive Viewer component is a user-friendly tool that facilitates end-user financial report modifications and customizations. With Power
                                Interactive, users can define financial report data lines
                                and columns using the Definer, and use the Viewer to define and/or view the layout. For performance and scalability, all data is gathered on the server.

BUDGET CYCLE MANAGEMENT.......  The Budget Cycle Management (BCM) module is workflow-based and is designed to allow organizations to automate the ways in which budget information is downloaded/uploaded,
                                disseminated and collected throughout the enterprise. It
                                provides the ability to track the status of each form,
                                reducing the frequent manual intervention involved in the
                                budget cycle process. With BCM, organizations in virtually any industry can improve the overall quality and control of the budgeting process, decrease wait time by speeding the
                                manual process, and reduce manual effort.

ACCOUNTS RECEIVABLE...........  The Accounts Receivable module provides efficient and comprehensive debtor management facilities, offering
                                complete financial accounting and management information, in multiple currencies, to fulfill statutory and management
                                requirements and is suitable for Internet Service Providers
                                (ISPs), because of its ability to consolidate invoice line details. It is parameter-driven for precise matching to user requirements and offers users control of many functions
                                including the ledger structure. Users can create Call Back
                                Queue records based on data from the customer master,
                                customer statistics, and open item files using the Credit
                                Manager's workbench function. Additionally, Computron
                                Accounts Receivable has an optional Direct Invoicing module that handles pick list generation, invoice generation, deal pricing, and pricing and discount tables for goods and
                                services. It also provides comprehensive financial
                                accounting and management reporting and inquiry (statistical and financial), in multiple currencies. It supports the EDI
                                820 and 823 requirements. Through the use of various
                                standard Computron utilities, data can be uploaded to and/or downloaded from external sources.

MODULE                          FEATURES
------                          --------
ACCOUNTS PAYABLE..............  The Accounts Payable module is a sophisticated vendor management system. It offers an easy-to-use method of
                                managing suppliers, vendors, and the purchasing cycle. It
                                embraces purchasing statistics, cash management forecasting, employee advance and expense handling, EFT payment
                                capability, built-in invoice logging, BACS, tracking and
                                payment authorization procedures. It also provides
                                comprehensive financial accounting and management reporting and inquiry (statistical and financial) in multiple
                                currencies. Through the use of various standard Computron
                                utilities, data can also be uploaded to and/or downloaded
                                from external sources.

EXPENSE CYCLE MANAGEMENT......  Expense Cycle Management (ECM) is a complete application that integrates portions of Computron's financial modules
                                with workflow technology and is delivered with a graphical process design wizard called the Process Design Workbench.
                                It comes with all of the workflow tasks necessary for
                                re-engineering the payment cycle, such as several scanning, faxing and invoice capture tasks, tasks for indexing
                                documents, voucher approval routing options, EFT payments, exception handling, and full online inquiry to the workflow and financial data.

PURCHASE ORDER................  The Purchase Order module enables automated purchase order processing, user-defined vendor evaluation and allows for
                                blanket and standard orders, transmission of purchase orders through print, fax, or EDI 832, 850 and 855, critical
                                delivery flagging, and "contract near limit" warnings. It
                                provides sophisticated buyer sourcing that includes
                                automatic pick tickets and direct requisition to purchase
                                order processing. With the addition of Bids and Quotes in
                                Version 5.0, the buyer can manage competitive bids on both current and historical data and record quotes received from the vendors against the bid sent to them.

PROCUREMENT CYCLE
  MANAGEMENT..................  Procurement Cycle Management (PCM) is a complete application that integrates portions of Computron's financial modules
                                with workflow technology, including the Process Design
                                Workbench. It allows individual organizations to define the procurement cycle process and provides a view of the current processes, identifying areas that can be improved. By
                                coupling the value of workflow with Computron's standard
                                functional richness, PCM helps organizations decrease wait time, reduce manual effort, and improve the control of the procurement process. PCM can electronically create both
                                requisitions and purchase orders, and upon completion of an online requisition, perform custom business rules, or
                                automatically route the requisition to a supervisor for
                                approval and release.

MODULE                          FEATURES
------                          --------
INVENTORY CONTROL.............  The Inventory Control module is a highly flexible inventory system with full integration to both Computron
                                Financials/Purchase Order and Computron Financials General
                                Ledger. This system features extensive inventory transaction capabilities and detailed reporting functionality. Notable features include Item Master File maintenance and inquiry
                                capability, Bill of Materials, full integration to Computron
                                Financials/Purchase Order through Requisition and Receiving,
                                Pick List processing, a full range of inventory transactions including warehouse moves, transfers, issues, and returns, inventory count capabilities and inventory reporting, and
                                costing methods. Through the use of various standard
                                Computron utilities, data can also be uploaded and/or
                                downloaded from external sources.

FIXED ASSETS..................  The Fixed Assets (FA) module tracks fixed assets, maintains related financial and accounting records and provides for
                                flexible, unlimited depreciation calendars, user-defined
                                asset identification and make, model and number
                                descriptions. It can generate fixed asset information
                                directly for the Computron Financials/General Ledger. This will produce the data required to update asset accounts,
                                accumulated depreciation accounts, depreciation expense
                                accounts, disposition gain or loss accounts, and relieve the appropriate FA clearing accounts. This update can then be
                                posted directly to the Computron Financials/General Ledger and with the integrated reconciliation of GL and FA, can be easily monitored. Through the use of various standard
                                Computron utilities, data can also be uploaded and/or
                                downloaded from external sources.

ENCUMBRANCE ACCOUNTING........  The Encumbrance Accounting module enables public sector and not-for-profit organizations to ensure that they do not
                                exceed budgeted amounts by enforcing strict controls over
                                disbursements and purchasing.

    AXSPOINT SOLUTIONS. Is responsible for developing and marketing solutions that enable organizations to electronically and securely share knowledge with their trading partners. The AXSPoint Solutions LOB enables its customers to gain and maintain competitive advantage by providing the foundation for delivering information across the enterprise and throughout the value-network. This is accomplished by:

    - Using technology to capture, store, and present critical knowledge;

    - Providing customers with Computron resources (people) who have domain expertise in specific industries: banking/financial services and utilities.

    AXSPoint solutions are designed to allow direct and secure Internet access to knowledge, thereby avoiding forcing trading partners to go through time consuming and human capital-intensive telephone customer service "help desks" to gain access to critical business information. AXSPoint solutions have been deployed as self-service information systems, Internet report publishing and distribution systems, Internet-enabled information reconciliation systems, and transaction confirmation solutions.

    AXSPoint Solutions are typically implemented in weeks with an emphasis on providing rapid return on investment and minimizing project risks. Time to market is a critical selling point that differentiates the Company's product lines from competitive offerings. AXSPoint Solutions are an excellent way for an organization to start receiving the benefits of the Internet without having to completely re-engineer the way it does business.

    The AXSPoint Solutions LOB has 75 North American customers, and over 125 clients globally, including First Union, Deutsche Bank, Chicago Mercantile Exchange, and Chase Manhattan. Most of these organizations use client/server versions of Computron COOL-TM- software, but during 2000 the Company hopes to upgrade many of these customers to e-Cellerator products-based AXSPoint family of solutions.

    The AXSPoint Solutions LOB currently markets its products and services primarily through a direct sales force in the United States and other parts of the world. The LOB targets large information-centric organizations that can utilize self-service information systems to improve communications with their customers and improve access to business intelligence. The AXSPoint Solutions LOB is focused on specific industry verticals where it has domain expertise, including banking/financial services and utilities. The business climate of these industries includes regulatory compliance issues, active business consolidation, and a requirement to retain/attract their customers as the markets deregulate.

    The AXSPoint Solutions LOB conducts comprehensive marketing programs in the United States, which include telemarketing, public relations, direct mail, advertising, seminars, trade shows and ongoing customer communications programs. To ensure a high level of customer satisfaction, the LOB has launched a Client Outreach Program with the primary goal of identifying vertical solutions targeted to the top requirements of the client base.

    The AXSPoint Solutions LOB's marketing efforts in the United States are conducted by a direct sales force, which is located at the Company's headquarters in Rutherford, New Jersey, and in Atlanta. In addition, the Company has established strategic alliances with hardware, database and software vendors to enhance its marketing efforts. The AXSPoint Solution LOB is able to offer its clients highly flexible licensing schemes (including transactional and percentage of savings models) to match the methods by which the customer needs to measure the ROI of the investment in AXSPoint solutions.

    Outside of the United States, the AXSPoint Solutions LOB utilizes the Company's sales and support offices in Australia, Poland, Singapore, South Africa and the United Kingdom. In the past the Company has established distribution arrangements with third parties around the world and continually evaluates future third party arrangements. Currently, the AXSPoint Solutions LOB does not generate significant revenues from its distributors, however, it recognizes that active involvement with potential channel partners is a key to leveraging the assets of the LOB.

    During 2000, the AXSPoint Solutions LOB will look to establish agreements with major ASP providers. Under these agreements AXSPoint solutions will be hosted and "rented" to end-user organizations. The AXSPoint Solutions LOB expects to take a share in this revenue stream. This distribution model will allow AXSPoint solutions to be used by a much wider audience of organizations. Traditionally, Computron has focused on global 2000 sized organizations, but an ASP model will allow any organization to access the functionality of the AXSPoint solutions.

    AXSPOINT SOLUTIONS:

MODULE                          FEATURES
------                          --------
AXSPOINT CENTRAL..............  Consists of a central repository for storing business information, together with tools that allow information to be published to the repository. The base system comes with the ability to extract information from external report
                                files. These report files may be either internal reports or report files received from third-party organizations such as vendors, customers or business partners. Once information is stored in the repository, users can gain access to this
                                information via a standard browser. The system will also
                                allow users to subscribe to information and receive
                                notifications or reports via email. The AXSPoint Central
                                solution also has the ability to extract information from
                                multiple sources. The repository can store historical views of the same information and allows users to analyze data
                                from historical reports. This is an excellent tool to pull information from reports generated from various sources and give trading partners access to this information across the
                                Web.

AXSPOINT FUSION...............  An upgrade to the AXSPoint Central solution, it allows the repository to also access information in relational
                                databases and merge this information with data contained in the central repository. It stores extracted relational data inside the repository making it available to multiple users.
                                The AXSPoint Fusion solution also comes with powerful
                                analytical tools. The AXSPoint Fusion solution can either be used as an ad-hoc analytical front end or as a tool to
                                develop more sophisticated business solutions.

AXSPOINT EXCHANGE.............  The AXSPoint Exchange solution allows rapid development of extranet, secured, access to knowledge that a corporation
                                wishes to share with its customers via Internet
                                self-service. This LOB expects to, in close cooperation with major customers, build a number of industry specific
                                solutions, focused in the banking and utility verticals.
                                AXSPoint Exchange solutions are designed to meet specific
                                business needs, such as mortgage information processing or self-service statement presentment. End-users access the
                                software via a standard web-browser and are authenticated
                                for page-level secured access to AXSPoint Central reports.
                                Users can search, view, or download reports as spreadsheets or XML-tagged files for further analysis. These solutions
                                are designed using e-Cellerator products and can be combined with the TransAXS Rules module to build complete
                                self-service applications.

    AXSPoint web-centric solutions can rapidly take advantage of the Linux operating system. The AXSPoint Exchange solution is being ported to Linux and is currently available on Microsoft Windows NT and UNIX. XML is fast becoming a universal language for exchanging business documents and information. During 2000 AXSPoint solutions are planned to become XML-aware and take advantage of this emerging standard.

    PSA SOLUTIONS. Is responsible for providing solutions to professional services organizations (PSOs). This family of solutions allows PSOs to operate virtually and globally across the Internet. PSOs are among the first of the virtual workforces requiring the ability to connect a complex network of clients, employees, contractors and partners in a truly global environment. The PSA Solutions LOB is able to provide that connectivity across trading partners.

    The PSA Solutions LOB has adopted a business partner strategy to provide a full-suite solution whereby PSOs can benefit from the years of experience and product breadth of all components of its solution. The PSA Solutions LOB's core solutions allow PSOs to effectively and efficiently manage their revenue and margin stream from anywhere in the world.

    The PSA Solutions LOB has formed a strategic partnership with PlanView Inc. who designs and markets a world-class suite of resource and project management/scheduling tools. The ability to integrate third party tools and products with the PSA Solutions LOB's family of solutions is a key component of being able to offer an integrated full suite solution to PSOs. The PSA Solutions LOB is also actively seeking other partnerships during 2000.

    The PSA Solutions LOB's business partners also include the other Computron LOBs. By using Computron's e-Cellerator products, the PSA Solutions LOB is able to provide PSOs with world-class Internet transaction processing (ITP) and Internet knowledge processing (IKP) systems tailored to the specific requirements of PSOs.

    The PSA Solutions LOB has 15 global customers, including Mercer Management Consulting, Cap Gemini America, Sun Microsystems and America Online. These organizations use client/server versions of Computron's PSA Time & Expense (formerly known as TEAM) software, but during 2000 the Company hopes to migrate many of these customers to e-Cellerator products-based PSA Solutions family of solutions.

    The PSA Solutions LOB currently markets its products and services primarily through a direct sales force in the United States and directly and indirectly in other parts of the world. The PSA Solutions LOB conducts comprehensive marketing programs in the United States, which include telemarketing, public relations, direct mail, advertising, seminars, trade shows and ongoing customer communications programs.

    The PSA Solutions LOB's marketing efforts in the United States are conducted by a direct sales force, which is located at the Company's headquarters in Rutherford, New Jersey. The PSA Solutions LOB has established strategic alliances with hardware, database and software vendors.

    Outside of the United States, the PSA Solutions LOB utilizes the Company's sales and support offices in Australia, Poland, Singapore, South Africa and the United Kingdom. In the past the Company has established distribution arrangements with third parties around the world and continually evaluates future third party arrangements. Currently, the PSA Solutions LOB does not generate significant revenues from its distributors.

    During 2000, the PSA Solutions LOB will look to establish agreements with major ASP providers in the United States and the United Kingdom. Under these agreements, the PSA Solutions LOB's solutions will be hosted and "rented" to end-user organizations. PSA Solutions expects to take a share in this revenue stream. This distribution model will allow the PSA Solutions LOB's solutions to be used by a much wider audience of organizations. Traditionally, the PSA Solutions LOB has focused on PSOs with in excess of 500 billable consultants, but an ASP model will allow any sized organization to access the functionality of the PSA Solutions LOB's solutions.

    PSA SOLUTIONS:

MODULE                          FEATURES
------                          --------
PSA TIME & EXPENSE............  The Time and Expense module gives business and practice managers complete control over the process of recording and billing time and expenses at every level (client,
                                engagement, project, office, responsible employee, etc.), as well as multiple options for cost and billing rates,
                                contract billing and revenue recognition. Time and expense information, editing, and billing facilities can all be
                                accessed from an industry standard browser permitting
                                up-to-the-minute accuracy and prompt invoicing of time and expenses incurred on multiple levels of clients and/or
                                projects. This powerful management tool can be utilized in increasing the productivity and profitability of all
                                chargeable time and services, as well as flexibility in
                                defining the billing rules for each client project. Along
                                with missing time alerts and remote time and expense
                                logging, the PSA Time & Expense solution delivers accurate and timely management of employees and billing tasks, which is particularly suitable for PSOs. Through the use of
                                various standard Computron utilities, information can also be uploaded and/or extracted from external sources. For
                                example, information could be automatically updated from the customer's in-house HR system.

PSA REVENUE CYCLE
  MANAGEMENT (RCM)............  This module is a process-centric revenue management module that allows PSOs to manage changes to their revenue stream more effectively. Phase I of RCM, currently available,
                                automates the pre-billing approval process, which enables
                                organizations to manage their billing process more
                                efficiently. Phase II of RCM, scheduled for release in first quarter of 2001, will manage the ways in which changes to
                                already recorded revenue are managed and approved throughout the enterprise.

                                With RCM, organizations will be able to improve the quality and control of revenue. RCM will enhance the practice
                                manager function by allowing fast and accurate access to
                                pertinent information for clear and quick decision-making.

PROJECT & RESOURCE
  MANAGEMENT..................  This solution (available directly from PSA Solutions'
                                business partner, PlanView Inc.) allows project managers to plan, staff and manage the projects under their
                                responsibility, and allows resource managers to forecast
                                resource requirements and to manage and schedule resources.
                                It also allows individual employees to update their skills inventory and preferences for future assignments. It is
                                expected that these modules will be capable of full
                                integration with the PSA Time and Expense solution during
                                the second quarter of 2000.

PSA PROCUREMENT...............  This solution is comprised of two components. The first component will allow PSOs to secure project resources,
                                beyond their own staff, via the Internet. This component is planned to be available in the third quarter of 2000.

MODULE                          FEATURES
------                          --------
                                The second component is a version of the TransAXS
                                Procurement solution tailored to meet the needs of PSOs. The
                                PSA Procurement solution will allow customers to purchase
                                products and services from vendors. This module will allow an organization to secure products and services over the
                                Internet and is planned to be available in the fourth
                                quarter of 2000.

PSA ANALYSIS..................  This is a central repository for storing business performance information. It will include the ability to
                                design and produce business performance reports, such as
                                financial statements, profitability analysis and utilization reports. It also will have the ability to publish these
                                reports across the Internet or through e-mail. The
                                distribution of reports will be able to be optionally
                                tracked from a process viewpoint and to require feedback and updates from subscribers. This product is planned for fourth quarter of 2000.

PSA CUSTOMER..................  This is a version of the TransAXS Customer solution designed to meet the unique needs of PSOs. It will allow a customer to request new projects, get status information on existing projects, update contact and billing information, etc.--all of which will provide an electronic means of communicating with their professional services supplier. This product is planned for the fourth quarter of 2000.

PSA PAYMENTS..................  A version of the TransAXS Payments solution tailored to meet the unique needs of PSOs, especially in the area of managing third-party contracted professional services. This product is planned for the fourth quarter of 2000.

PSA VENDORS...................  This is a version of the TransAXS Vendor solution tailored for PSOs. It will allow third-party contractors to
                                electronically manage their profile and business
                                information. This product is planned for the fourth quarter of 2000

COMPUTRON YORVIK

    Yorvik software is a knowledge-based suite of integrated business applications that addresses the maintenance, project management, inventory, and purchasing operations. Its purpose is to provide the necessary tools, through functional richness, to enable asset intensive, change-oriented organizations to increase profitability by maximizing equipment uptime, increasing efficiencies of large projects, reducing inventory costs and streamlining purchasing processes. In addition to satisfying the needs of the above mentioned operations, Yorvik software's internal workflow allows it to be configured to satisfy many other types of work management projects, bringing added value to these companies. Unlike the conventional Computerized Maintenance Management Systems available today, Yorvik's software is a knowledge-based Work Management System, which provides an integrated, single source best-of-breed, enterprise asset management solution.

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

    Computron Yorvik is based on a robust client/server technology. At this time there are no immediate plans to migrate Computron Yorvik to Computron e-Cellerator products. Yorvik development is currently focusing on building value-added solutions to both Yorvik users and users of competitive software solutions using Internet standard technologies such as Active Server, Java and OLEDB.

ARCHITECTURE

    At the heart of the Company's new e-commerce solutions are e-Cellerator products, which utilize an open, Internet-ready, n-tier modular architecture designed to adapt to new technological innovation and enable organizations to capitalize on these innovations quickly and cost-effectively. The architecture was created to simplify continuous process re-engineering (CPR) and allow companies to achieve their goals of increased competitiveness and reduced costs. E-Cellerator products allow Computron's business solutions to either be installed on in-house computing resources or to be remotely hosted by third-party ASPs. This in turn leads to rapid implementation times and reduced project risks.

    The e-Cellerator products are highly scalable, robust and able to handle the very high levels of transaction volumes and availability demanded by e-commerce solutions. These next generation products embrace the use of many third-party e-commerce tools. E-Cellerator products have been designed by Computron to enable the design and creation of e-commerce solutions that seamlessly glue together disparate business processes and legacy systems across the Internet. These products can access information through a variety of approaches and extract information contained in multiple data sources. Information can be extracted from computer reports, relational databases, HTML Internet pages, XML documents, etc. E-Cellerator products can interface to legacy systems through API calls and multiple messaging protocols, and can publish information via e-mails, reports, direct updates, messages, HTML pages or XML documents.

    Access to e-Cellerator products-based solutions is through Computron's AXS Desk user interface. The AXS Desk interface is a technology that sits on a Web server and allows a user to access certain functionality and information through an intuitive, no training, HTML interface (e.g., a standard Web browser). For more sophisticated users, there will be a Java applet-based interface that offers many more features. The AXS Desk Designer module will allow customers to construct and change Computron's Java-based applets using an industry standard form design environment. Computron's traditional client/ server solutions, which utilize an ultra thin Microsoft VB-based client, will be accessible through the AXS Desk/C module.

    Computron's e-Cellerator products support relational database management systems (RDBMS) from vendors such as Microsoft Corporation (Microsoft SQL), Oracle Corporation (Oracle), Sybase, Inc. (Sybase), and Informix Corporation (Informix). Computron's solutions run on a variety of UNIX-based platforms--Sun Microsystems, Inc. (Sun), Hewlett-Packard Corporation (HP) Tru64 UNIX and International Business Machines Corporation (IBM), as well as Intel-based servers running Windows NT. During 2000, Computron intends to support the Linux operating system with certain of its products.

    Computron's solutions are designed to take advantage of diverse configurations and processing capabilities at the customer or ASP site. For example, a Computron installation can be configured to execute discrete application functions (components) on multiple application servers. Additional application or database servers can be applied as users are added.

Other e-Cellerator products include:

TRANSAXS RULES................  This is a very powerful workflow design tool for developing robust, mission critical, Internet-ready business
                                applications. It will allow Computron consultants to add
                                sophisticated rules and logic to extend and enhance the
                                customer's business processes. The ability to dynamically
                                add and modify these business rules is critical to achieving and maintaining process transparency with trading partners.
                                Once deployed, customers will have the ability to modify and enhance the business rules themselves.

TRANSAXS AGENT................  Utilizing many of the features of the TransAXS Rules product, this module will allow Computron or a customer to build intelligent self-service agents. The TransAXS Vendor and TransAXS Customer solutions will be the first two
                                products to utilize this product.

TRANSAXS PROCESS MANAGER......  This module will allow organizations to monitor and manage their business processes, whether totally automated or
                                including some manual processes. This tool will allow a
                                supervisor to monitor workloads by individual or by queue
                                and make adjustments on a real-time basis to ensure peak
                                performance and service levels.

EXTENSIVE USE OF OBJECT-ORIENTED DESIGN TECHNIQUES

    Since 1990, Computron has relied heavily on object-oriented design techniques. The results can be seen throughout the architecture. For example, user interface controls and display components are treated as objects that can be individually manipulated, customized, and extended by user organizations.

    Computron uses the Java programming language as a tool to build its products. However, e-Cellerator products go beyond the traditional, more technical view of object-oriented design techniques. E-Cellerator products-based solutions are built on an inventory of "business components", or logical decompositions of discrete business processes. These business components are combined with the TransAXS Rules product to build robust, adaptable business processes. Further, a customer, using either traditional programming or Computron's TransAXS re-configuration techniques, can easily extend these components.

    The Company believes that the benefits of object-orientation are becoming increasingly apparent. Object-oriented applications tend to be more modular than those developed with traditional methods, have cleaner interfaces, more shared code, and fewer entry points. Developers work in a simpler development environment that is less prone to error, and they produce applications that are easy to maintain, enhance, and distribute across the network. As a result, end-users get applications that are reliable, manageable, and easy to adapt to changing business requirements. In addition, Computron's flexible e-Cellerator products allow developers to achieve increased scalability and performance.

N-TIERED ARCHITECTURE

    First-generation client/server systems utilized a two-tier architecture in which presentation and application logic were combined on client workstations, and data was stored on one or more servers.

    Though the classic two-tier client/server architecture is surprisingly still at the heart of many enterprise solutions, its limitations have been widely acknowledged. For example, the two-tier model requires application logic to be executed on individual client workstations, reducing performance dramatically.

    When using the two-tier model, increasing network traffic limits the Information Technology ("IT") organization's ability to eliminate bottlenecks by increasing server resources, and increases the complexity of applications, thereby reducing their reliability, and more importantly, their availability.

    In contrast, Computron's architecture has, for many years, separated application functions into multiple logical groupings or tiers. At the heart of Computron's architecture are four tiers: PRESENTATION, PROCESS LOGIC, APPLICATION LOGIC, and INFORMATION ACCESS tiers.

    Computron's traditional four tiers may themselves be partitioned into multiple physical tiers. For example, it will be possible to deploy presentation services across the Internet or private intranets and extranets, using either the AXS Desk/C module (presentation services on the client only) or the AXS Desk module (presentation services on the client and the web server). Therefore, it is more appropriate to define the Computron architecture as N-TIER.

    During 1999, Computron has been extending its e-Cellerator products. The revised architecture differs from Computron's traditional client/server architecture in that it adds a "templates and components" infrastructure deployed in an Internet Server tier. This provides for a rich, intuitive end user experience, and reduces the need to upgrade and support client software, since use is made of industry standard browsers. In addition, Computron has made significant changes in the application and database tiers to better support high volume Internet transaction traffic.

    Many first-generation client/server and Internet products rely on the database vendor's remote Structured Query Language (SQL) network software to communicate with the server. In contrast, Computron believes that for a multi-tiered product to perform efficiently in diverse network and system environments, it is critical that communication among the tiers be efficient and flexible. Computron believes that the communication service is a crucial piece of the architecture because of its performance impact and because it defines the extent to which application components can be distributed across different nodes in the network. The remote SQL APIs provided by most relational database vendors are useful for retrieving data from a remote database server, but they do not support a generalized interface for interprogram communication.

    In its data access tier, Computron is free to exploit the database access mechanism that is most appropriate for that database, and not use a "least common denominator" solution across RDBMS's. Computron's RDBMS interfaces are custom coded, and are focused on high function, high reliability, high security, high performance information access issues.

CUSTOMIZATION AND EXTENSIBILITY

    With many e-commerce solutions, customers often require extensive changes to obtain the capabilities they desire. Some architectures provide this capability by requiring the customer to modify the product source code. These changes add complexity and potential instability; there is no guarantee that customized source code versions of the product will translate to newer versions. Customers may later find themselves unable to utilize new features or technologies that could provide a competitive advantage.

    Computron's e-Cellerator products are designed to avoid this problem by using components that can be customized and extended without modifying the source code, including:

    - Presentation/user interface

    - Process logic

    - Application logic

    - Inquiry reporting

    - Drill-down modules

    - The relational information model

    - Validation and rules

    - Business components for integration with other systems

    - Business process rules

PROCESS DRIVEN

    End-to-end process management is being increasingly recognized as a critical element in successful e-commerce solutions. For years, Computron has included with its financial applications, a world-class product, Computron Workflow, as an integral part of its business solutions. Computron's e-commerce solutions are not merely integrated with workflow; they have been designed and built with a workflow engine--TransAXS Rules.

    The TransAXS Rules module enables Computron e-commerce solutions to bridge and automate the process void that exists between organizations. Business solutions constructed with e-Cellerator products are rules based, allow user defined decision processing, manage business processes and documents, and are able to operate across the Internet.

    The TransAXS Rules module is used to build total business solutions. Since a powerful workflow rules engine is integrated directly into the TransAXS Rules runtime, organizations are able to extend the reach of Computron applications to drive all facets of their business. Computron will enable companies to build high-performance production oriented end-to-end process systems that directly access line-of-business and horizontal application data sources in batch mode and in real time without compromising information.

    Computron believes that the TransAXS Rules module is capable of being partitioned to a fine level of granularity, helping organizations increase performance at low cost. It is capable of being implemented in global environments characterized by high volumes, large user bases, complex conditional routing and extensive exception handling.

MAINTAINING SECURITY

    Computron's e-Cellerator products provide multiple levels of security, including ways to define update versus read-only access within specific transactions. An organization's security hierarchy exists both across systems and within individual applications.

    For information level security, Computron's applications support NO ACCESS, READ-WRITE ACCESS and READ-ONLY ACCESS for business documents. This is defined in a security maintenance function, and uses application based security schemes. Computron's security extends the native security mechanisms built into UNIX or Windows NT, as well as native RDBMS security on a PER USER, USER GROUP or SYSTEM-WIDE basis.

    Computron offers an additional security authorization server, targeted toward self-service and self-deployable applications. Further, since Computron leverages standard web server technologies, standard Internet security schemes, such as SSL and RSA can be used to provide additional transactional security.

LOWERING TOTAL COST OF OWNERSHIP

    Computron believes that there are many ways in which its products and architecture lower the total cost of ownership for an organization. For example:

    - Computron provides Implementation Certainty, a proven methodology for assuring a smooth transition to, and rapid implementation of, its software.

    - Computron's architecture allows organizations to leverage existing development environments, and partition applications for maximum performance.

    - By customizing the software outside of the source code, it is easier to upgrade from one version of the software to another--a feature that lowers internal support costs.

    - New client forms, menus, and messages can be uploaded; reducing the maintenance required for new release implementations.

    - Computron supports multiple languages, including double-byte enablement using the same code. Therefore, the same product can be implemented across the company.

PROFESSIONAL SERVICES

    The Company considers its Professional Services to be a major asset and key differentiator from other vendors. With its twenty-four hours a day, seven days a week client support, Implementation Certainty methodology, standard and customized training, product certification, and its level of dedicated support, Computron has created a professional services program to handle the needs of its customers.

    As of December 31, 1999, the Company had 140 employees worldwide providing customer support, consulting and training services. To maintain a high standard of service, the Company requests customer evaluations of service personnel on a quarterly basis. Bonus compensation for these personnel is based, in part, on the results of these reviews. The Company's services are described below.

CLIENT SUPPORT

    Support for domestic U.S. clients is based out of the Company's corporate headquarters in Rutherford, New Jersey. Client support centers are also based in Toronto (for the Yorvik software), Johannesburg, London, Melbourne, Singapore, Bulgaria, Sydney and Warsaw. Annual maintenance contracts are generally required for the first year of a customer's use of the Company's products, and are renewable on an annual basis. The maintenance contract entitles the customer to any upgrades to licensed products released during the term of the contract. Maintenance fees vary depending on the hours of hot-line support requested by the customer, and typically range between 17% and 21% of the license fees.

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

TECHNICAL SERVICES

    The Company offers assistance in developing interfaces with third party software or legacy systems. These services are designed to enable the development of additional client-specific functionality. The Company also provides network troubleshooting and assists its customers in deploying Internet systems, RDBMS software and operating systems.

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

EDUCATION SERVICES

    The Company provides education services in North America through its Instructional Services group. This group is responsible for the development and delivery of training courses designed to familiarize users with the Company's products. A standard schedule of courses is delivered at the Company's facilities. A course catalog and schedule are provided to the Company's customers. In addition to regularly scheduled classroom training, the Company works with its customers to develop tailored training courses for delivery at their site. The group also provides standard courses at the customer's location. Training courses vary in length from one to five days. Education services are also provided at the Company's international facilities including Australia, Canada (for the Yorvik software), Poland, Singapore, South Africa and the United Kingdom.

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

HARDWARE VENDORS

    The Company has developed non-exclusive, formal and informal relationships with major hardware vendors such as Compaq Computer, Hewlett-Packard, IBM, and Sun Microsystems, Inc. These hardware vendors provide sales leads and technical support.

SOFTWARE VENDORS

    The Company has established non-exclusive, formal and informal relationships with third-party software vendors including Microsoft Corporation, Oracle Corporation, MIS AG and WebMethods. These vendors may provide sales leads, assist the Company in developing the capability of the Company's products to inter-operate with third-party software and assist the Company in incorporating new technologies.

PRODUCT DEVELOPMENT

    The Company has a dedicated product development and engineering organization and periodically releases new products and enhancements to existing products. Product development efforts are directed at increasing product functionality, improving product performance, providing support to existing products, expanding the capabilities of the products to inter-operate with third-party software and hardware and developing new products. In particular, the Company has from time to time devoted substantial development resources to develop additional modules for its products and the capability to support additional platforms, databases, GUIs, toolsets and emerging technologies. While the Company anticipates that certain new products and enhancements will be developed internally, the Company has in the past and may continue to acquire or license technology or software from third parties when appropriate.

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

    As of December 31, 1999, the Company had 70 employees engaged in product development and engineering.

COMPETITION

    The e-commerce software market is intensely competitive and rapidly changing. A number of companies offer products similar to the Company's products and target the same customers as the Company. The Company believes its ability to compete depends upon many factors within and outside its control, including the timing and market acceptance of new products and enhancements developed by the Company and its competitors, product functionality, performance, price, reliability, customer service and support, sales and marketing efforts and product distribution. The Company's TransAXS Solutions are positioned in a new, highly dynamic market, and at this time it is unclear where the major competition will come from. In addition, many of the traditional ERP software providers have entered the e-commerce market place. In the Web-based procurement market, products from Harbinger, Intellisys and Ariba are in competition with the TransAXS Procurement Solution. The Company also expects new start-ups to enter this very large untapped market. The traditional competitors for the Company's client/server version of the AXSPoint Central product are Anacomp, IBM, MicroBank, and FileNet Corporation. The principal AXSPoint Solutions' competitors in the area of statement presentment include Mobius, Bluegill, and Alysis. The principal competition to PSA Solutions are of two types: existing vendors retooling their offerings for the newly defined PSA market and new companies attempting to enter this new market. The first group includes Peoplesoft, Lawson, Changepoint, Great Plains and others. The second group includes companies such as Niku and Evolve. The primary competition for Computron Financials are the financial applications software offered by SAP, Oracle Corporation, PeopleSoft, Inc. and others. The principal competitors for the Company's Computron Yorvik software are Project Software Development, Inc.
(PSDI), Indus International, Inc. (Indus) and others. See "Business--Risk Factors--Intense Competition."

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

    The Company does not believe that any of its products, trademarks or other proprietary rights infringe the proprietary rights of third parties. However, there can be no assurance that third parties will not assert infringement claims against the Company in the future with respect to current or future products. As the number of software products in the industry increases and the functionality of these products further overlap, the Company believes that software developers may become increasingly subject to infringement claims. In addition, the e-commerce field has recently seen an increase in the number of "business method" patents issued, and infringement claims asserted based on such patents. Any such claims, with or without merit, can be time consuming and expensive to defend, cause product shipment delays or require the Company to enter into royalty or licensing agreements. Such royalty and license agreements, if required, may not be available on terms acceptable to the Company, or at all, which could have a material adverse effect on the Company's business, results of operations and financial condition.

    The Company also licenses software from third parties which is incorporated into its products. These licenses expire from time to time. In addition, the Company generally does not have access to source code for the software supplied by these third parties. Certain of these third parties are small companies that do not have extensive financial and technical resources. If any of these relationships were to be terminated or if any of these third parties were to cease doing business, the Company may be forced to expend significant time and development resources to replace the licensed software. Such an event would have a material adverse effect upon the Company's business, results of operations and financial condition.

    The Company has obtained Federal registrations for its trademarks "Computron" and "Yorvik," and its applications for Federal registrations for its trademarks "TransAXS," "AXSPoint" and "Powering the Virtual Economy" are pending in the United States. In addition, the Company has certain U.S. common law rights, and rights under foreign laws in relation to its trademarks, service marks and product names. Although the Company believes that the trademarks and service marks it uses are distinct, there can be no assurance that the Company will be able to register or protect such trademarks and service marks. See "Business--Risk Factors--Dependence on Proprietary Rights; Risks of Infringement."

EMPLOYEES

    As of December 31, 1999, the Company had 305 full-time employees, 202 within the United States and 103 outside the United States, including 70 in product development and engineering, 140 in customer service and support, 49 in sales and marketing, and 46 in finance, administration and executive management. The Company's employees are not covered by any collective bargaining agreements. The Company believes that its relations with its employees are good.

RISK FACTORS

HISTORY OF NET LOSSES

    The Company incurred net losses of $13.6 million in 1997, $9.0 million in 1998 and $3.7 million in 1999. As of December 31, 1999, the Company had an accumulated deficit of $75.7 million. There can be no assurance that the Company will be profitable in the future.

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

MANAGEMENT CHANGES

    In February 1997, the Company added a number of key officers, including its President and Chief Executive Officer and its Executive Vice President and Chief Financial Officer, and later in 1997 added a Senior Vice President of Operations and Senior Vice President of Sales and Marketing. In December 1998, a new Senior Vice President of Sales and Marketing was added. In July 1999, the Senior Vice President of Operations departed from the Company. The responsibilities of this position were assumed by existing internal management. No other changes were made to the executive management. Failure to attract and maintain key management and employee personnel could have material adverse effects on the quality of the Company's products, and the Company's business and financial condition and results of operations.

INTENSE COMPETITION

    The electronic commerce software market is intensely competitive and rapidly changing. A number of companies offer products similar to the Company's products and target the same customers as the

Company. The Company believes its ability to compete depends upon many factors within and outside its control, including the timing and market acceptance of new products and enhancements developed by the Company and its competitors, product functionality, performance, price, reliability, customer service and support, sales and marketing efforts and product distribution. The Company's TransAXS Solutions are positioned in a new, highly dynamic market, and at this time it is unclear where the major competition will come from. In addition, many of the traditional ERP software providers have entered the e-commerce market place. In the Web-based procurement market, products from Harbinger, Intellisys and Ariba are in competition with the TransAXS Procurement solution. The Company also expects new start-ups to enter this very large untapped market. The primary competition for Computron Financials is the financial applications software offered by Oracle Corporation, PeopleSoft, Inc, JD Edwards, SAP and others. The traditional competitors for the Company's client/server version of the AXSPoint Central product are Anacomp, IBM, MicroBank, and FileNet Corporation. The principal AXSPoint Solutions' competitors in the area of statement presentment include Mobius, Bluegill, and Alysis. The principal competitors for the Company's Computron Yorvik software are Project Software Development, Inc.
(PSDI), Indus International, Inc. (Indus) and others. Most of the Company's competitors are substantially larger than the Company and have significantly greater financial, technical, and marketing resources, and extensive direct and indirect channels of distribution. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sale of their products than the Company. The Company's products also compete with products offered by other vendors, and with proprietary software developed by third-party professional service organizations and management information systems departments of potential customers. Due to the relatively low barriers to entry in the software market, the Company expects additional competition from other established and emerging companies as the electronic commerce software market continues to develop and expand. The Company also expects that competition will increase as a result of software industry consolidations. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address the needs of the Company's prospective customers. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any of which would have a material adverse effect on the Company's business, results of operations and financial condition. There can be no assurance that the Company will be able to compete successfully against current or future competitors or that competitive pressures will not have a material adverse effect on the Company's business, results of operations and financial condition. See "Business--Competition."

DEPENDENCE ON PRINCIPAL PRODUCTS

    Substantially all of the Company's revenues are derived from the licensing of Computron Financials, Computron Workflow, Computron COOL-TM- software, and fees from related services. These products and services are expected to continue to account for most of the Company's revenues during 2000. Accordingly, the Company's future results of operations will depend, in part, on achieving broader market acceptance of these products and services and maintaining its customer base, as well as the Company's ability to continue to enhance these products and services to meet the evolving needs of its customers. In addition, the Company needs to complete the development of, and gain market acceptance for, its TransAXS Solutions, AXSPoint Solutions and PSA Solutions during 2000. A reduction in demand or increase in competition in the market for elctronic commerce software, or decline in sales of such products and services, could have a material adverse effect on the Company's business, results of operations and financial condition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business--Products."

NEW PRODUCTS AND RAPID TECHNOLOGICAL CHANGE; RISK OF PRODUCT DEFECTS,
  DEVELOPMENT DELAYS AND LACK OF MARKET ACCEPTANCE

    The electronic commerce market is characterized by rapid technological change, changes in customer requirements, frequent new product introductions and enhancements and emerging industry standards. Such changes may or may not affect the Company's software performance, customization, reporting functionality, or other business objectives, and may or may not render the Company incapable of meeting future customer software demands. The introduction of products embodying new technologies and the emergence of new industry standards can render existing products obsolete and unmarketable. Accordingly, the life cycles of the Company's products are difficult to estimate. The Company's future success will depend in part upon its ability to maintain its client/server products and to develop and introduce new electronic commerce products that respond to evolving customer requirements and keep pace with technological development and emerging industry standards, such as new operating systems, hardware platforms, interfaces and third party applications software. There can be no assurance that the Company will be successful in developing and marketing product enhancements or new products that respond to technological change, changes in customer requirements, or emerging industry standards, that the Company will not experience difficulties that could delay or prevent the successful development, introduction and marketing of such products and enhancements, or that any new products or enhancements that it may introduce will achieve market acceptance. The inability of the Company, for technological, financial or other reasons, to develop, introduce and win market acceptance for new products or enhancements in a timely manner in response to changing customer requirements, technological change or emerging industry standards, would have a material adverse effect on the Company's business, results of operations and financial condition.

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

    The Company has obtained Federal registrations for its trademarks "Computron" and "Yorvik," and its applications for Federal registrations for its trademarks "TransAXS," "AXSPoint" and "Powering the Virtual Economy" are pending in the United States. In addition, the Company has certain U.S. common law rights, and rights under foreign laws in relation to its trademarks, service marks and product names. Although the Company believes that the trademarks and service marks it uses are distinct, there can be no assurance that the Company will be able to register or protect such trademarks and service marks.

    The Company does not believe that any of its products, trademarks or other proprietary rights infringe the proprietary rights of third parties. However, there can be no assurance that third parties will not assert infringement claims against the Company in the future with respect to current or future products. As the number of software products in the industry increases and the functionality of these products further overlap, the Company believes that software developers may become increasingly subject to infringement claims. In addition, the e-commerce field has recently seen an increase in the number of "business method" patents issued, and infringement claims asserted based on such patents. Any such claims, with or without merit, can be time consuming and expensive to defend, cause product shipment delays or require the Company to enter into royalty or licensing agreements. Such royalty and license agreements, if required, may not be available on terms acceptable to the Company, or at all, which could have a material adverse effect on the Company's business, results of operations and financial condition. See "Business--Intellectual Property."

SECURITY RISKS

    The Company's products provide security features designed to protect its users' data from unauthorized retrieval or modification. Its built in security features utilize the capabilities of its own applications, the client operating system software, the Internet security features offered by Internet server software providers, as well as the security features contained in the RDBMS platforms on which the applications run. Computron's systems add additional capabilities to those provided by the underlying security systems. Though the Company is not aware of any violations of its application security architecture within its installed base, and its security features are subject to constant review and enhancement, no assurances can be given concerning the successful implementation of security features and their effectiveness within a customer's operating environment. In the event of an actual security breach, there may be a material adverse effect on the Company's business, results of operations, and financial condition.

RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS

    The Company derived approximately $29.4 million, $29.9 million and $21.9 million or 43.4%, 47.1% and 37.9% of its total revenues, from customers outside of the United States in 1997, 1998 and 1999 respectively. Excluding France and Germany, the Company derived approximately $16.6 million, $18.0 million and $16.5 million or 30.3%, 34.9% and 31.5% of its total revenues, from customers outside of the United States in 1997, 1998 and 1999, respectively. The Company believes that its continued growth and profitability will require expansion of its sales in its remaining international markets. The Company intends to continue to expand its operations outside of the United States, which will require significant management attention and financial resources. There can be no assurance, however, that the Company will be able to maintain or increase international market demand for its products and services. Most of the Company's international license fees and services revenue are denominated in foreign currencies. Decreases in the value of foreign currencies relative to the U.S. dollar could result in losses from foreign currency translations. The Company does not currently hedge its foreign exchange exposure. With respect to the Company's sales that are U.S. dollar-denominated, decreases in the value of foreign currencies relative to the U.S. dollar could make the Company's products less price competitive. Additional risks inherent in the Company's international business activities generally include unexpected changes in regulatory requirements, tariffs and other trade barriers, costs of localizing products for foreign countries, lack of acceptance of localized products in foreign markets, longer accounts receivable payment cycles, difficulties in managing international operations, potentially adverse tax consequences, restrictions on repatriation of earnings, reduced legal protection of the Company's intellectual property, and the burdens of complying with a wide variety of foreign laws. There can be no assurance that such factors will not have a material adverse effect on the Company's future international revenues and, consequently, on the Company's business, results of operations and financial condition. In addition, there are risks related to the Euro Currency conversion. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

    The Company also licenses software from third parties which is incorporated into its products. These licenses expire from time to time. In addition, the Company generally does not have access to source code for the software supplied by these third parties. Certain of these third parties are small companies that do not have extensive financial and technical resources. If any of these relationships were to be terminated or if any of these third parties were to cease doing business or terminate the support of these products, the Company may be forced to expend significant time and development resources to try to replace the licensed software with no assurances of success. Such an event would have a material adverse effect upon the Company's business, results of operations and financial condition. See "Business--Strategic Alliances," and "Intellectual Property."

CONTROL BY EXISTING STOCKHOLDERS

    The Company's executive officers, directors and affiliates together beneficially own approximately 54% of the outstanding shares of Common Stock as of March 15, 2000. As a result, these stockholders are able to exercise control over matters requiring stockholder approval, including the election of directors, and mergers, consolidations and sales of all or substantially all of the assets of the Company. This may prevent or discourage tender offers for the Company's Common Stock unless the terms are approved by such stockholders.

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

DIRECTORS, EXECUTIVE OFFICERS AND KEY MANAGEMENT EMPLOYEES

    The current directors, executive officers and key management employees of the Company as of March 9, 2000, are as follows:

NAME                            AGE                              POSITION
----                          --------                           --------
Elias Typaldos..............     49      Chairman of the Board and Senior Vice President,
                                         Research and Development

John A. Rade................     65      President, Chief Executive Officer, and Director

Michael R. Jorgensen........     47      Executive Vice President, Chief Financial Officer and
                                         Treasurer

Gennaro Vendome.............     53      Vice President and Director

Rick Hartung................     45      Senior Vice President, North America

Paul Abel...................     46      Vice President, Secretary and General Counsel

William G. Levering III.....     39      Vice President, Corporate Controller and Chief
                                         Accounting Officer

Robert T. Hewitt............     52      Senior Vice President, Corporate Operations

Thomas V. Manobianco........     43      Vice President, Professional Services

Daniel H. Burch (2).........     48      Director

Robert Migliorino (1).......     50      Director

William E. Vogel (1)(2).....     62      Director

Edwin T. Brondo (1).........     52      Director

Eugene M. Weber (1).........     49      Director

------------------------

(1) Member of the Audit Committee

(2) Member of the Compensation Committee

    ELIAS TYPALDOS, a founder of the Company, has been Senior Vice President, Research and Development and a director since the Company's formation in 1978, and Chairman of the Board since March 1997.

    JOHN A. RADE joined the Company as a Director, President and Chief Executive Officer in February 1997. Prior to joining the Company, Mr. Rade, was from April, 1995, a Vice President of American Management Systems, Inc. and was also still active at S-Cubed International (now named Mergence Technology Corporation), a company in the client server system development and consulting market, which he founded in February 1990.

    MICHAEL R. JORGENSEN joined the Company as Executive Vice President and Chief Financial Officer, Treasurer and Secretary in February 1997. Prior to joining the Company, from June 1993 to December 1996, Mr. Jorgensen was Senior Vice President and Chief Financial Officer of Ground Round Restaurants, Inc., a publicly-held chain of family restaurants. Prior to that, from March 1992, to April 1993, he was Vice President/Finance-Middle East of Alghanim Industries. Mr. Jorgensen was Chief Financial Officer of International Proteins Corporation from May 1988 to September 1991. Prior to 1991, Mr. Jorgensen served in a senior financial role with several multinational companies in the finance manufacturing and information technology/software industry.

    GENNARO VENDOME, a founder of the Company, has been a Vice President and director since the Company's formation in 1978. Mr. Vendome was Treasurer of the Company from 1981 until 1991 and Secretary of the Company from 1982 until 1991.

    RICK HARTUNG joined the Company in December 1998 as Senior Vice President of Sales and Marketing for North America, and was named Senior Vice President, North America in July 1999. In 1998, prior to joining the Company, Mr. Hartung was Vice President of Sales for Systems Consulting Company. From 1992 to 1997, Mr. Hartung was Vice President of Sales for Marcam Corporation.

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

    WILLIAM G. LEVERING III joined the Company as Revenue Controller in
June 1996, was promoted to Corporate Controller in February 1997 and became Vice President, Corporate Controller in July 1998. The title of Chief Accounting Officer was added to Mr. Levering's responsibilities in July 1999. Prior to joining the Company, Mr. Levering was a Senior Manager with the international accounting firm of KPMG LLP. Mr. Levering was employed by KPMG LLP from August 1982 to June 1996 and is a Certified Public Accountant.

    ROBERT T. HEWITT joined the Company as Vice President, Product Development in April 1996, and was appointed to Senior Vice President, Corporate Operations in July 1999. From June 1988 to April 1996, Mr. Hewitt was Senior Vice President, Product Development at Financial Technologies International, Inc., a software development company.

    THOMAS V. MANOBIANCO joined the Company in January 1995 as a member of the consulting organization. In February 1999 he became Vice President of Professional Services. From January 1989 to January 1995, Mr. Manobianco was employed by Andersen Consulting as a manager in the systems integration practice.

    DANIEL H. BURCH has been a director since October 1999. Mr. Burch is the President and founder of MacKenzie Partners, Inc., a proxy solicitation and mergers and acquisitions firm. From January 1990 to the founding of MacKenzie Partners in February 1992, Mr. Burch was Executive Vice President at Dewe Rogerson & Company, an investor and public relations firm.

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

    EUGENE M. WEBER has been a director since October 1999. Mr. Weber is the Managing Partner of Weber Capital Management, LLC, an investment management firm, the successor to Bluewater Capital Management, Inc., which Mr. Weber founded in 1995. From 1994 to 1995, Mr. Weber was an independent consultant to Westpool Investment Trust plc, a stockholder of the Company, and from 1983 to 1994 he was with Weiss, Peck and Greer, LLC, an investment management firm, becoming partner in 1987. Mr. Weber is a member of the Board of Directors of Chyron Corporation, a designer and manufacturer of digital equipment for the broadcast industry.

    Each of the Directors shall be subject to re-election at the 2000 Annual Stockholders meeting.

ITEM 2. PROPERTIES

FACILITIES

    The Company's corporate headquarters are located in Rutherford, New Jersey in leased facilities consisting of 48,800 square feet of office space occupied under a lease expiring in December 2002 with an option to renew the lease for one additional three-year period. The Company leases additional facilities and offices, including facilities located in the Atlanta, Chicago, and Los Angeles metropolitan areas, and Mississauga, Canada. The Company also leases sales and support offices outside of North America in Australia, Bulgaria, Poland, Singapore, South Africa and the United Kingdom. While the Company believes that its facilities are adequate for its present needs, the Company periodically reviews its needs. The Company believes that additional space, if needed, would be available on commercially reasonable terms.

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

    No matters were submitted to a vote of security holders during the fourth quarter of 1999.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
  MATTERS

    The Company's Common Stock currently trades on the American Stock Exchange under the symbol "CFW."

    The following table lists the high and low sales prices for the periods set forth below:

PERIOD                                                           HIGH         LOW
------                                                        ----------   ----------
1998
First quarter...............................................  3 1/8        2 1/8
Second quarter..............................................  2 5/8        1 5/16
Third quarter...............................................  1 7/16       11/16
Fourth quarter..............................................  1 7/8        11/16

1999
First quarter...............................................  1 7/16       1 5/16
Second quarter..............................................  1 7/16       7/8
Third quarter...............................................  1            4/8
Fourth quarter..............................................  4            3/8

    As of March 15, 2000 the approximate number of record holders of the Company's Common Stock was 700.

    The Company has never paid cash dividends on its capital stock. The Company currently intends to retain any earnings for use in its business and does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

    The selected consolidated financial data set forth below for the years ended December 31, 1995 (as restated), 1996, 1997, 1998 and 1999 have been derived from the audited consolidated financial statements of the Company. The consolidated statement of operations data for the years ended December 31, 1997, 1998 and 1999, and the consolidated balance sheet data as of December 31, 1998 and 1999 are derived from, and are qualified by reference to, the audited consolidated financial statements, and the related notes thereto included elsewhere in this report. The selected consolidated financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and

Results of Operations" and the consolidated financial statements of the Company and related notes thereto included elsewhere in this report.

                                                              YEARS ENDED DECEMBER 31,
                                                ----------------------------------------------------
                                                  1995       1996       1997       1998       1999
                                                --------   --------   --------   --------   --------
                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA(1):
Revenues:
  License fees................................  $33,766    $ 17,625   $ 20,372   $15,273    $11,468
  Services....................................   19,029      36,770     47,219    48,248     46,400
                                                -------    --------   --------   -------    -------
      Total revenues..........................   52,795      54,395     67,591    63,521     57,868
Operating expenses:
  Cost of license fees........................    4,673       2,634      2,004     3,824      1,955
  Cost of services............................   12,988      28,255     28,440    28,389     24,647
  Sales and marketing.........................   19,387      24,181     16,654    14,970     12,064
  Research and development....................    9,651      11,872     10,996    10,568      7,600
  General and administrative..................   11,269      20,014     14,280    13,586     12,213
  Restructuring costs.........................       --          --         --     1,025         --
  Goodwill impairment.........................       --          --         --        --        573
  Purchased research and development..........    3,797          --         --        --         --
                                                -------    --------   --------   -------    -------
      Total operating expenses................   61,765      86,956     72,374    72,362     59,052
                                                -------    --------   --------   -------    -------
Operating loss................................   (8,970)    (32,561)    (4,783)   (8,841)    (1,184)
Other income (expense)
  Costs related to settlement of class action
    litigation................................       --        (758)    (9,591)      (74)        --
  Loss on sales of subsidiaries...............       --          --         --        --     (2,242)
  Other.......................................      742       1,572        745      (116)      (580)
                                                -------    --------   --------   -------    -------
Total other income (expense)..................      742         814     (8,846)     (190)    (2,822)
                                                -------    --------   --------   -------    -------
Loss before income tax (provision) benefit and
  extraordinary item..........................   (8,228)    (31,747)   (13,629)   (9,031)    (4,006)
Income tax (provision) benefit................     (350)       (100)       (16)      (12)       508
                                                -------    --------   --------   -------    -------
Loss before extraordinary item................   (8,578)    (31,847)   (13,645)   (9,043)    (3,498)
Extraordinary loss on modification of debt....       --          --         --        --       (182)
                                                -------    --------   --------   -------    -------
Net loss......................................  $(8,578)   $(31,847)  $(13,645)  $(9,043)   $(3,680)
                                                =======    ========   ========   =======    =======
Basic and diluted loss per common share (1995
  pro-forma)..................................  $ (0.46)   $  (1.53)  $  (0.65)  $ (0.38)   $ (0.15)
                                                -------    --------   --------   -------    -------
Weighted average basic and diluted common
  shares outstanding..........................   18,809      20,787     20,834    23,963     23,914
                                                =======    ========   ========   =======    =======

                                                                    AS OF DECEMBER 31,
                                                   ----------------------------------------------------
                                                     1995       1996       1997       1998       1999
                                                   --------   --------   --------   --------   --------
                                                                      (IN THOUSANDS)
BALANCE SHEET DATA(1):
Cash and cash equivalents, short-term investments
  and restricted cash............................  $46,651    $23,884    $12,597     $8,865     $1,455
Working capital (deficiency).....................   40,450      4,358      2,767     (6,317)    (6,862)
Total assets.....................................   71,367     56,693     35,598     28,517     17,501
Deferred revenue.................................   13,667     18,551      9,078      9,558      8,534
Total long term debt and capital lease
  obligations....................................      267         97         23      2,229      2,425
Common stock subject to repurchase...............       --         --      5,000         --         --
Total stockholders' equity (deficit).............   46,398     14,742      6,095     (2,375)    (5,348)

------------------------

(1) The consolidated financial data for 1995 has been restated.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto and is qualified in its entirety by reference thereto.

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

    In April and June 1996, respectively, the Company acquired the Financial Services Division of Generale de Service Informatique (GSI) based in Paris, France, and a portion of the business and assets of AT&T Istel and Co., GMBH, in Essen, Germany. These operations primarily provided software products and services in their respective countries. Both of these entities were sold during 1999. See below for the impact of these sales.

    In 1999 the Company started a major development effort to build a suite of electronic commerce solutions based upon its next generation n-tier Internet-architecture. This new family of products, e-Cellerator products, is designed to meet the needs of organizations that wish to conduct business across the Internet. E-Cellerator products are used to build two families of solutions, TransAXS solutions and AXSPoint solutions. TransAXS solutions are designed to enable businesses to conduct business transactions across the Internet. AXSPoint solutions are designed to enable organizations to exchange information and knowledge across the Internet. These two families of solutions were announced in the fourth quarter of 1999, and TransAXS solutions and AXSPoint solutions modules will become available throughout 2000 and beyond. See "Item 1. Business."

    The Company's revenues are derived from license fees and services. Revenue from non-cancelable software licenses is recognized when the license agreement has been signed, delivery has occurred, the fee is fixed or determinable and collectibility is probable. Revenues for consulting, maintenance and implementation services, including training, are recognized upon performance of the services. When the Company enters into a license agreement requiring development or significant customization of the software products, the Company recognizes revenue relating to the agreement using contract accounting. The Company's license agreements generally do not provide a right of return. Historically, the Company's backlog has not been substantial, since products are generally shipped as orders are received.

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

    The Company incurred net losses of $13.6 million, $9.0 million and $3.7 million in 1997, 1998 and 1999, respectively and operating losses of $4.8 million, $8.9 million and $1.2 million in 1997, 1998 and 1999, respectively. Operating losses incurred by the Company's French and German subsidiaries, which were sold in 1999, totaled $4.3 million, $3.7 million and $2.4 million for 1997, 1998 and 1999, respectively. The 1997 net loss includes $9.6 million of costs related to class action litigation and related legal expenses. The Company reached a final settlement in March 1998 whereby the Company was required to pay $6 million in consideration (see Note 5 to the Consolidated Financial Statements). The 1999 net loss includes a $2.2 million loss on sales of subsidiaries.

NEW ACCOUNTING STANDARDS

    In the second quarter of 1998, the Financial Accounting Standards Board
(FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." In June 1999, the FASB issued SFAS No. 137 which defers the effective date of SFAS No. 133. SFAS No. 133 requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The Company currently does not use derivative instruments and as such believes the adoption of SFAS No. 133, beginning January 1, 2001, will have no effect on the consolidated financial statements.

EURO CURRENCY

    On January 1, 1999, certain countries of the European Union established fixed conversion rates between their existing currencies and one common currency, the euro. The euro then began to trade on currency exchanges and to be used in business transactions. Beginning in January 2002, new euro-denominated currencies will be issued and the existing local currencies will be withdrawn from circulation by July 1, 2002. The Company derived approximately 47.1% and 37.9% for 1998 and 1999, respectively of its total revenues outside the United States, a significant portion of which is in Europe. Excluding the Company's French and German subsidiaries, which were sold in 1999 (see Note 2 to the Consolidated Financial Statements), the Company derived 30.3%, 34.9%, and 31.5% of its revenue from outside the United States in 1997, 1998 and 1999, respectively. The Company has not completed its assessment of the potential impact of the euro conversion. However, at present, the Company believes the euro conversion will not have a material effect on the Company's consolidated financial position or results of operations.

YEAR 2000 COMPLIANCE

    During 1999, the Company's critical and non-critical programs and systems were reviewed, modified and replaced, where necessary, to ensure Year 2000 compliance by December 31, 1999. To date, the Company has not experienced any disruption of its business or key systems as a result of the century change in any of its domestic or international operations. Similarly, the Company has not been informed of any Year 2000 related disruptions encountered by its customers relating to their use of its software products.

    Costs incurred for the evaluation, modification and replacement of the Company's internal systems were approximately $80,000. Most costs incurred to achieve Year 2000 compliance were, in fact, the same as those required as a normal part of technology upgrades, a critical part of normal operations within a technology-based organization. Accordingly, the Year 2000 effort did not have a material impact on the Company's consolidated results of operations, liquidity or financial condition.

RESULTS OF OPERATIONS

    The following table sets forth for the periods indicated, certain operating data, and data as a percentage of total revenues both including and excluding the French and German subsidiaries sold during 1999.

                                 YEAR ENDED DECEMBER 31, 1997                        YEAR ENDED DECEMBER 31, 1998
                       -------------------------------------------------   -------------------------------------------------
                                                 EXCLUDING    DATA AS A                              EXCLUDING    DATA AS A
                          AS       FRANCE &       FRANCE      PERCENT OF      AS       FRANCE &       FRANCE      PERCENT OF
(IN MILLIONS)          REPORTED     GERMANY      & GERMANY     REVENUE     REPORTED     GERMANY      & GERMANY     REVENUE
-------------          --------   -----------   -----------   ----------   --------   -----------   -----------   ----------
                                  (UNAUDITED)   (UNAUDITED)                           (UNAUDITED)   (UNAUDITED)
Revenues:
  License fees.......   $ 20.4       $ 1.4         $19.0         34.6%      $15.3        $ 2.9         $ 12.4         24.0%
  Services...........     47.2        11.3          35.9         65.4        48.2          9.0           39.2         76.0
                        ------       -----         -----        -----       -----        -----         ------       ------
    Total revenues...     67.6        12.7          54.9        100.0        63.5         11.9           51.6        100.0
                        ------       -----         -----        -----       -----        -----         ------       ------
Operating expenses:
  Cost of license
    fees.............      2.0         0.3           1.7          3.1         3.8          1.2            2.6          5.0
  Cost of services...     28.4         8.6          19.8         36.1        28.4          6.1           22.3         43.2
  Sales and
    marketing........     16.7         1.3          15.4         28.1        15.0          1.8           13.2         25.6
  Research and
    development......     11.0         1.4           9.6         17.5        10.6          1.4            9.2         17.8
  General and
    administrative...     14.3         5.4           8.9         16.2        13.6          4.4            9.2         17.8
  Restructuring
    costs............       --          --            --           --         1.0          0.7            0.3          0.6
                        ------       -----         -----        -----       -----        -----         ------       ------
    Total operating
      expenses.......     72.4        17.0          55.4        100.9        72.4         15.6           56.8        110.1
                        ------       -----         -----        -----       -----        -----         ------       ------
Operating loss.......     (4.8)       (4.3)         (0.5)        (0.9)       (8.9)        (3.7)          (5.2)       (10.1)
                        ------       -----         -----        -----       -----        -----         ------       ------
Other income
  (expense):
  Costs related to
    settlement of
    class action
    litigation.......     (9.6)         --          (9.6)       (17.5)         --           --             --           --
  Interest income
    (expense), net...      0.8          --           0.8          1.5        (0.1)          --           (0.1)        (0.2)
                        ------       -----         -----        -----       -----        -----         ------       ------
    Other expense,
      net............     (8.8)         --          (8.8)       (16.0)       (0.1)          --           (0.1)        (0.2)
                        ------       -----         -----        -----       -----        -----         ------       ------
Net loss.............   $(13.6)      $(4.3)        $(9.3)       (16.9)%     $(9.0)       $(3.7)        $ (5.3)       (10.3)%
                        ======       =====         =====        =====       =====        =====         ======       ======

                                                                YEAR ENDED DECEMBER 31, 1999
                                                      -------------------------------------------------
                                                                                EXCLUDING    DATA AS A
                                                         AS       FRANCE &       FRANCE      PERCENT OF
                                                      REPORTED     GERMANY      & GERMANY     REVENUE
(IN MILLIONS)                                         --------   -----------   -----------   ----------
                                                                 (UNAUDITED)   (UNAUDITED)
Revenues:
  License fees......................................   $ 11.5       $ 0.5         $11.0         21.0%
  Services..........................................     46.4         4.9          41.5         79.0
                                                       ------       -----         -----        -----
    Total revenues..................................     57.9         5.4          52.5        100.0
                                                       ------       -----         -----        -----
Operating expenses:
  Cost of license fees..............................      2.0         0.2           1.8          3.4
  Cost of services..................................     24.6         3.4          21.2         40.4
  Sales and marketing...............................     12.1         0.9          11.2         21.3
  Research and development..........................      7.6         0.4           7.2         13.7
  General and administrative........................     12.2         2.3           9.9         18.9
  Goodwill impairment...............................      0.6         0.6            --           --
                                                       ------       -----         -----        -----
    Total operating expenses........................     59.1         7.8          51.3         97.7
                                                       ------       -----         -----        -----
Operating income (loss).............................     (1.2)       (2.4)          1.2          2.3
                                                       ------       -----         -----        -----
Other income (expense):
  Loss on sales of subsidiaries.....................     (2.2)       (2.2)           --           --
  Interest income (expense).........................     (0.6)         --          (0.6)        (1.1)
                                                       ------       -----         -----        -----
    Other income (expense), net.....................     (2.8)       (2.2)         (0.6)        (1.1)
                                                       ------       -----         -----        -----
Income (loss) before income tax benefit and
  extraordinary item................................     (4.0)       (4.6)          0.6          1.1
                                                       ------       -----         -----        -----
Income tax (provision) benefit......................      0.5          --           0.5          1.0
                                                       ------       -----         -----        -----
Income (loss) before extraordinary item.............     (3.5)       (4.6)          1.1          2.1
Extraordinary loss on modification of debt..........     (0.2)         --          (0.2)        (0.3)
                                                       ------       -----         -----        -----
Net income (loss)...................................   $ (3.7)      $(4.6)        $ 0.9          1.8%
                                                       ======       =====         =====        =====

SALES OF SUBSIDIARIES

    In April and June 1996, respectively, the Company acquired the Financial Services Division of Generale de Service Informatique (GSI) based in Paris, France, and a portion of the business and assets of AT&T Istel and Co., GMBH, in Essen, Germany. These operations primarily provided internally developed proprietary software products and services in their respective countries. In May and December, 1999, respectively, the operations in Germany and France were sold.

    Revenues for these subsidiaries were $12.7 million, $11.9 million and $5.4 million for the years ended December 31, 1997, 1998 and 1999, respectively, or 18.8%, 18.7% and 9.3% of total revenues. Revenues for 1999 include sales through May 31 and November 30 for Germany and France, respectively ("reporting periods"). The decrease in revenues was primarily the result of a reduction in license sales in Germany and France and declines in product service revenues in the France operation.

    While operating expenses decreased from $17.0 million in 1997 to $15.6 million in 1998 and to $7.8 million for the reporting periods in 1999, expenses as a percentage of total revenues decreased from 133.9% in 1997 to 131.1% in 1998 and increased to 144.4% in 1999. This is primarily the result of the decline in revenues without a proportional related reduction in costs.

    As a consequence of the above, the Company's operations in France and Germany incurred operating losses totaling $4.3 million, $3.7 million, and $2.4 million in 1997, 1998 and 1999, respectively.

    On June 1, 1999 and December 23, 1999, the Company sold its wholly-owned subsidiaries located in Germany and France, respectively. The Company recorded a loss of $2.2 million or $0.9 per share in connection with the sales (see Note 2 to the Consolidated Financial Statements).

    Subsequent to the sale of the Germany and France operations, the remaining operations, with the exception of the Yorvik operation in Canada, are solely involved in the sales of internally developed products ("core products").

                             RESULTS OF OPERATIONS

    The following discussions relate to changes in the results of operations, excluding France and Germany, for the three years presented in the results of operations table.

TOTAL REVENUES

    The Company's revenues are derived from license fees and services. Total revenues decreased from $54.9 million in 1997 to $51.6 million in 1998 and increased to $52.5 million in 1999. This represents a decrease of 6.0% from 1997 to 1998 and an increase of 1.7% from 1998 to 1999. During 1998, total revenues decreased primarily resulting from a decrease in license fees offset, in part, by an increase in service revenues. Total revenues in 1999 increased slightly resulting from an increase in service revenues offset by a decrease in license revenue.

    The Company derived approximately $16.6 million, $18.0 million and $16.5 million or 30.3%, 34.9% and 31.5% of its total revenues, from customers outside of the United States in 1997, 1998 and 1999, respectively. The Company believes that its continued growth and profitability will require expansion of its sales in its remaining international markets. Most of the Company's international license fees and services revenue are denominated in foreign currencies. Fluctuations in the value of foreign currencies relative to the U.S. dollar in the future could result in a fluctuations in the Company's revenues.

    LICENSE FEES

    License fees include revenues from software license agreements entered into between the Company and its customers with respect to both the Company's products and, to a lesser degree, third party products resold by the Company. Revenue from non-cancelable software licenses is recognized when the license agreement has been signed, delivery has occurred, the fee is fixed or determinable and collectibility is probable. License fees decreased 34.7% from 1997 to 1998, and 11.3% from 1998 to 1999. License revenue in 1997 included
$3.5 million from one customer or 18.4% of total license revenue for the year. During 1998, no customer accounted for greater than 10% of total license revenues. License revenues in 1999 included license revenue of $2.2 million from one customer or 20.0% of total license revenues for the year. The decrease in license revenues during 1999 was attributable to an industry wide slowdown in customer license sales as a result of Year 2000 projects in process at many organizations.

    SERVICE REVENUES

    Service revenues include fees from software maintenance agreements, training, installation and consulting services. Maintenance fees, including first year maintenance, are billed separately and are recognized ratably over the period of the maintenance agreement. Training and consulting services revenue are recognized as the services are performed. Service revenues increased 9.2% from 1997 to 1998, and 5.9% from 1998 to 1999. The increase in 1998 and 1999 was attributed primarily to a higher demand for service upgrades and implementation services for the Company's core products in the U.S.

COST OF LICENSE FEES

    Cost of license fees consists primarily of amounts paid to third parties with respect to products resold by the Company in conjunction with licensing of the Company's products, amortization of capitalized software development costs, and, to a lesser extent, the costs of documentation. These elements can vary substantially from period to period as a percentage of license fees.

    Cost of license fees increased from $1.7 million in 1997 to $2.6 million in 1998 and decreased to $1.8 million in 1999. These costs represented 8.9%, 21.0% and 16.4% of license fees in 1997, 1998 and 1999, respectively. The increase from 1997 to 1998 was a result of the increased cost of documentation and the purchase of additional third party hardware and software products resold to customers. The decrease in 1999 was the result of decreased documentation costs.

COST OF SERVICES

    Cost of services consists primarily of personnel costs for product quality assurance, training, installation, consulting and customer support. Total service costs increased from $19.8 million in 1997 to $22.3 million in 1998 and decreased to $21.2 million in 1999 which represented 55.2%, 56.9% and 51.1% of service revenues in 1997, 1998, and 1999, respectively. In 1998, cost of services increased due to higher personnel costs, and increased bonuses from higher utilization rates in the U.S., as well as commencement of operations in South Africa during the year. The decrease during 1999 resulted from higher utilization rates throughout the world, and a reduction in non-billable travel related expenses.

SALES AND MARKETING

    Sales and marketing expenses consist primarily of salaries, commissions and bonuses paid to sales and marketing personnel and travel and promotional expenses. Sales and marketing expenses decreased from $15.4 million in 1997 to $13.2 million in 1998, and $11.2 million in 1999, which represented 81.1%, 106.5% and 101.8% of total license fee revenues, respectively. Sales and marketing expenses decreased substantially during 1998 and 1999 due primarily to a decrease in personnel and advertising programs, partially offset by an increase in commission expense in 1999. The Company continues to place significant emphasis, both domestically and internationally, on client sales through its own sales force.

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

    Research and development expenses (net of capitalized software development costs) decreased from $9.6 million in 1997 to $9.2 million in 1998 and $7.2 million in 1999, which represented 17.5%, 17.8% and 13.7% of total revenues, respectively. The Company capitalized software development costs of none in 1997 and $0.3 million and $1.5 million in 1998, and 1999, respectively. Research and development expenses decreased during 1998 mainly as a result of decreased costs for the Yorvik product, partially offset by increased personnel costs for its Financial, Workflow and COOL products. The decrease in 1999 was primarily the result of an increase in capitalized software development costs, a continued decrease in costs for the Yorvik product, and a decrease in use of temps and non-employee consultants. The rate of capitalization of software development costs may fluctuate depending on the mix and stage of development of the Company's research and development projects.

GENERAL AND ADMINISTRATIVE

    General and administrative expenses consist primarily of salaries of administrative, executive and financial personnel and outside professional fees. General and administrative expenses increased from $8.9 million in 1997 to $9.2 million in 1998 and $9.9 million in 1999, representing 16.2%, 17.8% and 18.9% of total revenues in those years, respectively. General and administrative expenses increased $0.3 million in 1998 primarily due to an increase in rent expense due to the lease of additional space in the Rutherford, New Jersey location. The increase in 1999 primarily represents an increase in rent, bonuses and recruitment costs partially offset by a decrease in professional fees and depreciation and amortization.

RESTRUCTURING COSTS

    During its fiscal second quarter of 1998, the Company committed itself to a plan whereby it eliminated 32 positions in the United States, which were rendered redundant through a reengineering process, and eliminated 16 positions outside the United States, which were servicing legacy products. Of the 48 positions eliminated, all were terminated prior to December 31, 1998 except as follows: six people resigned prior to being terminated and one position was terminated subsequent to December 31, 1998. Accordingly, the Company recorded a net charge to operations in 1998 totaling approximately $1.0 million
($1.3 million in the second quarter of 1998, reduced in the third quarter of 1998 by $0.3 million for anticipated savings attributable to resignations) reflecting the termination costs of those personnel. The Company incurred cash outlays of $0.8 million and $0.2 million for the periods ended December 31, 1998 and 1999, respectively.

OPERATING INCOME (LOSS)

    As a consequence of the above, the Company incurred operating losses of $0.5 million, $5.2 million and operating income of $1.2 million for the years 1997, 1998 and 1999, respectively.

COSTS RELATED TO SETTLEMENT OF CLASS ACTION LITIGATION

    Litigation and settlement costs of $9.6 million in 1997 were associated with the class action civil suit, which included a charge to operations of $6 million during the quarter ended September 30, 1997, reflecting the Company's share of the settlement costs, excluding legal fees (see Note 5 to the Consolidated Financial Statements).

    Costs for 1998 were minimal and there was no additional cost in 1999.

INTEREST INCOME (EXPENSE)

    Interest income (expense) decreased to $(0.1) million in 1998 from $0.8 in 1997 due to a decrease in interest income of $0.4 million from lower cash balances and an increase of $0.4 million of interest expense related to borrowings under a credit facility with a bank (see Note 3 to the Consolidated Financial Statements). Interest income (expense) increased to $(0.6) million in 1999 mainly as a result of a decrease in interest income from lower cash balances and higher interest expense related to the revolving line of credit.

INCOME TAX (PROVISION) BENEFIT

    The Company's income tax provision was immaterial in 1997 and 1998.

    The Company recorded an income tax benefit in 1999 of $0.5 million from the sale of a portion of expiring New Jersey state tax net operating loss carryforwards to a third party.

EXTRAORDINARY LOSS ON MODIFICATION OF DEBT

    In connection with the sale of its subsidiary in France, the Company modified the outstanding term loan (see Note 3 to the Consolidated Financial Statements) resulting in an extraordinary loss, net of taxes, in the amount of $0.2 million for the write-off of deferred debt acquisition costs.

RESULTS OF OPERATIONS

    As a consequence of the above, the Company incurred a net loss of $9.3 million in 1997, $5.3 million in 1998 and net income of $0.9 million in 1999.

LIQUIDITY AND CAPITAL RESOURCES

    At December 31, 1999, the Company had cash and cash equivalents of $1.2 million and restricted cash of $0.3 million and a working capital deficit of $6.9 million. Included in the deficit is $8.5 million of deferred revenue. On March 31, 1998, the Company entered into a three-year Loan and Security Agreement ("Agreement") which provides maximum borrowings of up to $10 million. The Agreement contains a revolving line of credit and a term loan (the "Initial Term Loan"). The Initial Term Loan provided for $5 million available in one drawdown which the Company borrowed on the closing date. The Initial Term Loan was repayable in 36 monthly installments beginning May 1, 1998. Under the revolving line of credit the Company currently has available the lesser of $5 million or 85% of eligible receivables, as defined. Such available amount is reduced further by a $0.6 million letter of credit outstanding at December 31, 1999. The net available amount under the revolving line of credit at December 31, 1999 is approximately $2.9 million, of which no amounts were outstanding.

    Effective March 8, 1999, the Company amended the Agreement in order to increase amounts available under the term loan portion of the Agreement by the lesser of $1 million or eligible maintenance revenue, as defined, through September 2001 (the "Additional Term Loan"), to extend the termination date of the credit facility to March 31, 2002, and to establish financial restrictive covenants for 1999 (see Note 3 to the Consolidated Financial Statements). No amounts were drawn down in connection with the amendment.

    Effective December 22, 1999, the Company further amended the Agreement (Amendment No. 7) in order to make available to the Company a second term loan (the "Second Term Loan" and together with the Initial Term Loan, the "A Term Loan") in the original principal amount of $1.3 million, a third term loan (the "B Term Loan") in the original principal amount of $750,000, to extend the termination date of the credit facility to March 31, 2003 and to establish financial restrictive covenants for 2000. The term loans under Amendment No. 7 replaced the Additional Term Loan under the March 8, 1999 amendment.

    The A Term Loan and the B Term Loan, under Amendment No. 7, shall be made at the Company's request at any time (i) in the case of an A Term Loan, on or after December 22, 1999 but before September 30, 2002 and (ii) in the case of the B Term Loan, on or after December 22, 1999 but before December 31, 2000. The Second Term Loan provided for a one time borrowing which the Company executed on the closing date. The A Term Loan loan bears interest at the rate of prime plus 1.5% and is payable in monthly installments of $100,000. The B Term Loan provides for not more than three borrowings of increments of at least $250,000 through December 31, 2000.

    Amendment No. 7 provides a limitation that if the total outstanding balance of term loans exceeds the lessor of (i) 45% of eligible maintenance revenues through March 31, 2001, 40% of eligible maintenance revenues from April 1, 2001 through March 31, 2002, 30% of eligible maintenance revenues from April 1, 2002 through March 31, 2003 and (ii) $4.0 million, then the Company is required to prepay the principal amount in an amount sufficient to cause the aggregate principal amount of the term loans to be less than or equal to the relevant limits set forth above. As of December 31, 1999, eligible maintenance revenues totaled approximately $9,224. Based on this limitation, the amount available at December 31, 1999 under all of the term loans is $478.

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

    The Company's operating activities used cash of $13.9 million in 1997, $4.5 million in 1998 and provided cash of $0.6 million in 1999. Net cash used in operating activities in 1998 was primarily the result of the net loss partially offset by non-cash depreciation and amortization charges. Net cash provided by operating activities in 1999 was primarily the result of the net loss offset by non cash depreciation and amortization charges and included operating losses totaling approximately $2.4 million associated with the Company's French and German subsidiaries which were sold during 1999 (see Note 2 to the Consolidated Financial Statements).

    The Company's investing activities used cash of $1.0 million in 1997, $1.2 million in 1998 and $2.2 million in 1999, respectively. Investing activities in 1999 were principally for purchases of equipment totaling $0.7 million and capitalized software costs totaling $1.5 million.

    Cash provided by financing activities was $2.1 million in 1997, $3.6 million in 1998 and cash used in financing activities was $0.4 million in 1999. During 1998, cash provided by financing activities included loan proceeds of $5.0 million from a three-year loan agreement partially offset by repayments of the term portion of the agreement. During 1999, cash used in financing activities included repayments of the term portion of the loan agreement totaling approximately $1.7 million offset by proceeds of $1.3 million from modification of the loan agreement.

    The Company has no significant capital commitments. Planned capital expenditures for 2000 total approximately $0.9 million. The Company's aggregate minimum operating lease payments for 2000 will be approximately $2.0 million. The Company expects that its operating cash flow and financial resources available to it will be sufficient to fund the Company's working capital requirements through 2000. However, the Company's ability to achieve this result is affected by the extent of cash generated from operations and the pace at which the Company utilizes its available resources. Accordingly, the Company may in the future be required to seek additional sources of financing including the issuance of debt and/or sale of equity securities. No assurance can be given that any such additional sources of financing will be available on acceptable terms or at all.

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

    The information below summarizes the Company's market risk associated with its debt obligation as of December 31, 1999. Fair value included herein has been estimated taking into consideration the nature and term of the debt instrument and the prevailing economic and market conditions at the balance sheet date. The table below presents principal cash flows by year of maturity based on the terms of the debt. The variable interest rate disclosed represents the rate at December 31, 1999. Changes in the prime interest rate during fiscal 2000 will have a positive or negative effect on the Company's interest expense. Each 1% fluctuation in the prime interest rate will increase or decrease annual interest expense for the Company by approximately $35,000, based on the debt outstanding as of December 31, 1999. Further information specific to the Company's debt is presented in Note 3 to the Consolidated Financial Statements.

                                                                                       YEAR OF MATURITY
                                        ESTIMATED      VARIABLE      CARRYING   ------------------------------
DESCRIPTION                             FAIR VALUE   INTEREST RATE    AMOUNT      2000       2001       2002
-----------                             ----------   -------------   --------   --------   --------   --------
                                                                    (IN THOUSANDS)
Term loan.............................    $3,522         10.0%        $3,522     $1,100     $1,200     $1,222

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The Company incorporates herein by reference the information concerning directors and executive officers in its Notice of Annual Stockholders' Meeting and Proxy Statement to be filed within 120 days after the end of the Company's fiscal year (the "2000 Proxy Statement").

ITEM 11. EXECUTIVE COMPENSATION

    The Company incorporates herein by reference the information concerning executive compensation contained in the 2000 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The Company incorporates herein by reference the information concerning security ownership of certain beneficial owners and management contained in the 2000 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The Company incorporates herein by reference the information concerning certain relationships and related transactions contained in the 2000 Proxy Statement.

                                    PART IV

ITEM 14. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) CONSOLIDATED FINANCIAL STATEMENTS:

                                                              PAGE NO.
                                                              --------
Report of Independent Public Accountant.....................     41
Consolidated Balance Sheets at December 31, 1998 and 1999...     42
Consolidated Statements of Operations for the years ended
  December 31, 1997, 1998 and 1999..........................     43
Consolidated Statements of Comprehensive Loss for the years
  ended December 31, 1997, 1998 and 1999....................     44
Consolidated Statements of Stockholders' Equity (Deficit)
  for the years ended December 31, 1997, 1998 and 1999......     45
Consolidated Statements of Cash Flows for the years ended
  December 31, 1997, 1998 and 1999..........................     46
Notes to Consolidated Financial Statements..................     47

(a)(2) CONSOLIDATED FINANCIAL STATEMENT SCHEDULES:

Report of Independent Public Accountants On Schedule........     58
Schedule II--Valuation and Qualifying Accounts:
Years Ended December 31, 1997, 1998 and 1999................     59

(a)(3) EXHIBITS.

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

    10.9* License Agreement between the Company and Pfizer, Inc., as amended.

    10.12*              Contract between the Company and Polish State Railways
                        Central Office of Purchasing and Sales Ferpol, a division of
                        Polish State Railways.

    10.13 *             Program License Contract between the Company and Deutsche
                        Bank AG.

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

    10.26*****          Loan and Security Agreement with Foothill Capital
                        Corporation dated March 31, 1998

    10.27*****          1998 Stock Option Plan

    10.28******         Amendment No. 1 to the Loan and Security Agreement.

    10.29*******        Amendment No. 2 to the Loan and Security Agreement.

    10.30********       Amendment No. 3 to the Loan and Security Agreement.

    10.31********       Amendment No. 4 to the Loan and Security Agreement.

    10.32********       Amendment to the Employment Agreement between the Company
                        and John Rade.

    10.33********       Employment Agreement between the Company and Rick Hartung.

    10.34********       Employment Agreement between the Company and Gregory Groom.

    10.35********       Software Assignment Agreement between the Company and
                        S-Cubed International Corporation.

    10.36********       OEM License Agreement between the Company and S-Cubed
                        International Corporation.

    10.37********       Consulting Services Agreement between the Company and
                        S-Cubed International Corporation.

    10.38********       Value added Reseller Agreement between the Company and
                        S-Cubed International Corporation.

    10.39********       Amendment No. 5 to the Loan and Security Agreement

    10.40+              Amendment No. 6 to the Loan and Security Agreement

    10.41+              Amendment No. 7 to the Loan and Security Agreement

    10.42+              Amendment No. 8 to the Loan and Security Agreement

    10.43++ Share Purchase Agreement, dated December 23, 1999, between the Company and ADONIX relating to the sale of all of the shares of Computron Software, S.A. (English translation)

    21.1                List of Subsidiaries.

    23.1                Consent of KPMG LLP

    27.1                Financial Data Schedule.

------------------------

+        Filed herewith

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

**** Incorporated by reference to the Exhibits filed with the Company's 1997 Form 10-K

***** Incorporated by reference to the Exhibits filed with the Company's March 31, 1998 Form 10-Q

****** Incorporated by reference to the Exhibits filed with the Company's June 30, 1998 Form 10-Q

******* Incorporated by reference to the Exhibits filed with the Company's
        September 30, 1998 Form 10-Q

********Incorporated by reference to the Exhibits filed with the Company's 1998
        Form 10-K

++ Incorporated by reference to the Exhibits filed with the Company's Form 8-K filed on December 23, 1999.

(b) REPORTS ON FORM 8-K FILED IN THE FOURTH QUARTER OF 1999:

    On January 13, 2000, the Company filed a Report on Form 8-K relating to the sale of its French subsidiary on December 29, 1999.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Rutherford, State of New Jersey, on this 30th day of March 2000.

                                                       COMPUTRON SOFTWARE, INC.

                                                       By:               /s/ JOHN A. RADE
                                                            -----------------------------------------
                                                                           John A. Rade
                                                                     CHIEF EXECUTIVE OFFICER,
                                                                      PRESIDENT AND DIRECTOR

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities indicated on March 30, 2000.

                      SIGNATURE                                           TITLE(S)
                      ---------                                           --------
                                                       Chairman of the Board, Senior Vice President
                /s/ (ELIAS TYPALDOS)                     Research and Development
     -------------------------------------------

                                                       Chief Executive Officer, President and
                   (JOHN A. RADE)                        Director (Principal Executive Officer)
     -------------------------------------------

                                                       Executive Vice President, Chief Financial
               (MICHAEL R. JORGENSEN)                    Officer, and Treasurer (Principal Financial
     -------------------------------------------         Officer)

                                                       Vice President, Corporate Controller and Chief
            /s/ (WILLIAM G. LEVERING III)                Accounting Officer
     -------------------------------------------

                /s/ (GENNARO VENDOME)                  Vice President, and Director
     -------------------------------------------

                /s/ (DANIEL H. BURCH)                  Director
     -------------------------------------------

               /s/ (ROBERT MIGLIORINO)                 Director
     -------------------------------------------

               /s/ (WILLIAM E. VOGEL)                  Director
     -------------------------------------------

                /s/ (EDWIN T. BRONDO)                  Director
     -------------------------------------------

                /s/ (EUGENE M. WEBER)                  Director
     -------------------------------------------

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders:
Computron Software, Inc.:

    We have audited the accompanying consolidated balance sheets of Computron Software, Inc. and subsidiaries as of December 31, 1998 and 1999, and the related consolidated statements of operations, comprehensive loss, stockholders' equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Computron Software, Inc. and subsidiaries as of December 31, 1998 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.

KPMG LLP

Short Hills, New Jersey
January 28, 2000

                            COMPUTRON SOFTWARE, INC.

                          CONSOLIDATED BALANCE SHEETS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1998       1999
                                                              --------   --------
                           ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 4,009    $ 1,154
  Restricted cash...........................................    4,856        301
  Accounts receivable, net of allowance for doubtful
    accounts of $2,192 and $1,315 at December 31, 1998 and
    1999, respectively......................................   11,172     11,153
  Prepaid expenses and other current assets.................    2,309        954
                                                              -------    -------
      Total current assets..................................   22,346     13,562
                                                              -------    -------
Equipment and leasehold improvements, at cost:
  Computer and office equipment.............................   12,641     11,605
  Furniture and fixtures....................................    1,510      1,204
  Leasehold improvements....................................      976      1,087
                                                              -------    -------
                                                               15,127     13,896
  Less--accumulated depreciation and amortization...........   11,957     12,052
                                                              -------    -------
                                                                3,170      1,844
                                                              -------    -------
Capitalized software development costs, net of accumulated
  amortization of $4,439 and $4,998 at December 31, 1998 and
  1999, respectively........................................    1,024      2,002
Goodwill, net of accumulated amortization of $1,607 at
  December 31, 1998.........................................    1,291         --
Other assets................................................      686         93
                                                              -------    -------
                                                              $28,517    $17,501
                                                              =======    =======
           LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Current portion of long-term debt and capital lease
    obligations.............................................  $ 1,685    $ 1,105
  Accounts payable..........................................    4,513      3,083
  Accrued expenses..........................................    8,503      7,202
  Due to shareholders.......................................    4,404         --
  Other current liabilities.................................       --        500
  Deferred revenue..........................................    9,558      8,534
                                                              -------    -------
      Total current liabilities.............................   28,663     20,424
                                                              -------    -------
Long-term liabilities:
Long-term debt and capital lease obligations, net of current
  portion...................................................    2,229      2,425
                                                              -------    -------
Commitments and contingencies
Stockholders' deficit:
  Preferred stock, $.01 par value, authorized 5,000 shares,
    no shares issued and outstanding........................       --         --
  Common stock, $.01 par value, authorized 50,000 shares;
    23,913 shares and 23,923 shares issued and outstanding
    at December 31, 1998 and 1999, respectively.............      239        239
  Additional paid-in capital................................   70,122     70,141
  Accumulated deficit.......................................  (72,059)   (75,739)
  Accumulated other comprehensive income (loss).............     (677)        11
                                                              -------    -------
      Total stockholders' deficit...........................   (2,375)    (5,348)
                                                              -------    -------
                                                              $28,517    $17,501
                                                              =======    =======

  The accompanying notes are an integral part of these consolidated financial statements.

                            COMPUTRON SOFTWARE, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1997       1998       1999
Revenues:                                                     --------   --------   --------
  License fees..............................................  $ 20,372   $15,273    $11,468
  Services..................................................    47,219    48,248     46,400
                                                              --------   -------    -------
    Total revenues..........................................    67,591    63,521     57,868
                                                              --------   -------    -------

Operating expenses:
  Cost of license fees......................................     2,004     3,824      1,955
  Cost of services..........................................    28,440    28,389     24,647
  Sales and marketing.......................................    16,654    14,970     12,064
  Research and development..................................    10,996    10,568      7,600
  General and administrative................................    14,280    13,586     12,213
  Goodwill impairment.......................................        --        --        573
  Restructuring costs.......................................        --     1,025         --
                                                              --------   -------    -------
    Total operating expenses................................    72,374    72,362     59,052
                                                              --------   -------    -------
Operating loss..............................................    (4,783)   (8,841)    (1,184)
                                                              --------   -------    -------

Other income (expense):
  Costs related to settlement of class action litigation....    (9,591)      (74)        --
  Loss on sales of subsidiaries.............................        --        --     (2,242)
  Interest income...........................................       847       453         89
  Interest expense..........................................       (61)     (439)      (450)
  Other expense.............................................       (41)     (130)      (219)
                                                              --------   -------    -------
  Other expense, net........................................    (8,846)     (190)    (2,822)
                                                              --------   -------    -------
Loss before income tax (provision) benefit and extraordinary
  item......................................................   (13,629)   (9,031)    (4,006)
Income tax (provision) benefit..............................       (16)      (12)       508
                                                              --------   -------    -------
Loss before extraordinary item..............................   (13,645)   (9,043)    (3,498)
Extraordinary loss on modification of debt..................        --        --       (182)
                                                              --------   -------    -------
Net loss....................................................  $(13,645)  $(9,043)   $(3,680)
                                                              ========   =======    =======
Basic and diluted net loss before extraordinary loss per
  common share..............................................  $  (0.65)  $ (0.38)   $ (0.14)
                                                              ========   =======    =======
Basic and diluted extraordinary loss per common share.......  $     --   $    --    $ (0.01)
                                                              --------   -------    -------
Basic and diluted net loss per common share.................  $  (0.65)  $ (0.38)   $ (0.15)
                                                              ========   =======    =======
Weighted average basic and diluted common shares
  outstanding...............................................    20,834    23,963     23,914
                                                              ========   =======    =======

  The accompanying notes are an integral part of these consolidated financial statements.

                            COMPUTRON SOFTWARE, INC.

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

                                 (IN THOUSANDS)

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1997       1998       1999
                                                              --------   --------   --------
Net loss....................................................  $(13,645)  $(9,043)   $(3,680)
Translation adjustment......................................      (526)     (177)      (307)
                                                              --------   -------    -------
  Comprehensive loss........................................  $(14,171)  $(9,220)   $(3,987)
                                                              ========   =======    =======

  The accompanying notes are an integral part of these consolidated financial statements.

                            COMPUTRON SOFTWARE, INC.

                           CONSOLIDATED STATEMENTS OF
                         STOCKHOLDERS' EQUITY (DEFICIT)

                                 (IN THOUSANDS)

                                                                                         ACCUMULATED
                                             COMMON                                         OTHER           TOTAL
                                              STOCK          ADDITIONAL                 COMPREHENSIVE   STOCKHOLDERS'
                                       -------------------    PAID-IN     ACCUMULATED      INCOME          EQUITY
                                        SHARES     AMOUNT     CAPITAL       DEFICIT        (LOSS)         (DEFICIT)
                                       --------   --------   ----------   -----------   -------------   -------------
BALANCE--DECEMBER 31, 1996...........   20,801      $208       $63,879      $(49,371)        $ 26          $14,742
Net loss.............................       --        --            --       (13,645)          --          (13,645)
Translation adjustment...............       --        --            --            --         (526)            (526)
Sale of common stock net of related
  expenses...........................    2,937        30         5,478            --           --            5,508
Issuance of common stock.............       25        --            --            --           --               --
Exercise of stock options............       14        --            16            --           --               16
                                        ------      ----       -------      --------         ----          -------
BALANCE--DECEMBER 31, 1997...........   23,777       238        69,373       (63,016)        (500)           6,095
Net loss.............................       --        --            --        (9,043)          --           (9,043)
Translation adjustment...............       --        --            --            --         (177)            (177)
Decrease in liability relating to
  sale of common stock...............       --        --           131            --           --              131
Issuance of common stock.............      119         1           595            --           --              596
Exercise of stock options............       17        --            23            --           --               23
                                        ------      ----       -------      --------         ----          -------
BALANCE--DECEMBER 31, 1998...........   23,913       239        70,122       (72,059)        (677)          (2,375)
Net loss.............................       --        --            --        (3,680)          --           (3,680)
Translation adjustment...............       --        --            --            --         (307)            (307)
Decrease in cumulative translation
  adjustment due to sales of
  subsidiaries.......................       --        --            --            --          995              995
Exercise of stock options............       10        --            19            --           --               19
                                        ------      ----       -------      --------         ----          -------
BALANCE--DECEMBER 31, 1999...........   23,923      $239       $70,141      $(75,739)        $ 11          $(5,348)
                                        ======      ====       =======      ========         ====          =======

  The accompanying notes are an integral part of these consolidated financial statements.

                            COMPUTRON SOFTWARE, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1997       1998       1999
                                                              --------   --------   --------
Cash flows from operating activities:
Net loss....................................................  $(13,645)  $(9,043)   $(3,680)
  Adjustments to reconcile net loss to net cash flows
    provided by (used in) operating activities:
  Non-cash class action litigation settlement costs.........     5,000        --         --
  Depreciation and amortization.............................     3,340     3,733      2,624
  Goodwill impairment.......................................        --        --        573
  Provision for doubtful accounts...........................       300       114        263
  Extraordinary loss on modification of debt................        --        --        182
  Loss on sale of equipment and leasehold improvements......        27         9         10
  Loss on sales of subsidiaries.............................        --        --      2,242
Changes in current assets and liabilities, net of divestures
  Restricted cash...........................................    (3,043)    1,274      4,303
  Accounts receivable.......................................     8,406       185     (1,241)
  Prepaid expenses and other current assets.................    (1,321)    1,261        742
  Accounts payable and accrued expenses.....................    (3,872)   (2,518)      (120)
  Due to shareholders.......................................        --        --     (4,404)
  Deferred revenue..........................................    (9,046)      510       (922)
                                                              --------   -------    -------
Net cash flows provided by (used in) operating activities...   (13,854)   (4,475)       572
                                                              --------   -------    -------
Cash flows from investing activities:
  Decrease in other assets..................................       223       705         99
  Net proceeds from sale of German subsidiary...............        --        --      1,191
  Net payment made on sale of French subsidiary.............        --        --     (1,253)
  Capitalized software development costs....................        --      (300)    (1,537)
  Purchase of equipment and leasehold improvements..........    (2,121)   (1,739)      (696)
  Proceeds from sale of equipment and leasehold
    improvements............................................        75       112         --
  Proceeds from redemption of short-term investments........       868        --         --
                                                              --------   -------    -------
Net cash flows used in investing activities.................      (955)   (1,222)    (2,196)
                                                              --------   -------    -------
Cash flows from financing activities:
  Net proceeds from the sale of common stock................     5,508        --         --
  Proceeds from exercise of stock options...................        16        23         19
  Proceeds from issuance of long term debt..................        --     5,000      1,300
  Payments of long-term debt and capital lease
    obligations.............................................      (461)   (1,177)    (1,684)
  Payments related to acquisitions..........................    (2,946)       --         --
  Decrease in liabilities related to sale of common stock...        --       131         --
  Payment of deferred financing costs.......................        --      (350)        --
                                                              --------   -------    -------
Net cash provided by (used in) financing activities.........     2,117     3,627       (365)
                                                              --------   -------    -------
Foreign currency exchange rate effects......................      (758)     (201)      (866)
                                                              --------   -------    -------
  Net decrease in cash and cash equivalents.................   (13,450)   (2,271)    (2,855)
Cash and cash equivalents, beginning of year................    19,730     6,280      4,009
                                                              --------   -------    -------
Cash and cash equivalents, end of year......................  $  6,280   $ 4,009    $ 1,154
                                                              ========   =======    =======
Supplemental disclosures of cash flow information:
  Cash paid during the year for--
    Interest................................................  $     38   $   373    $   410
    Income taxes............................................        34        12         48

  The accompanying notes are an integral part of these consolidated financial statements.

                            COMPUTRON SOFTWARE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

(1) OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

    The Company was incorporated under the laws of the State of Delaware in September 1978. The name of the Company was changed from Computron Technologies Corporation to Computron Software, Inc. in May 1995. The Company designs, markets and supports n-tier, Internet-enabled client/ server, e-commerce, financial, workflow, desktop data access and storage, and maintenance and asset management software. The Company also offers consulting, education and support services in support of its customers' use of its software products.

    (a) PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of Computron Software, Inc.; its wholly owned subsidiaries located in Australia, Canada, France, Germany, Poland, Singapore, South Africa and the United Kingdom (collectively, the "COMPANY") (see Note 2 for discussion of the sales of two of these subsidiaries in 1999). All significant intercompany transactions and balances have been eliminated.

    (b) REVENUE RECOGNITION

    The Company recognizes revenue in accordance with Statement of Position 97-2 "Software Revenue Recognition" ("SOP 97-2") and Statement of Position 98-9, "Modification of SOP 97-2, Software Recognition with Respect to Certain Transactions." The adoption of SOP 98-9 on January 1, 1999 did not have a material effect on the Company's consolidated financial statements. Revenue from non-cancelable software licenses is recognized when the license agreement has been signed, delivery has occurred, the fee is fixed or determinable and collectibility is probable. Post contract support (maintenance) fees are typically billed separately and are recognized on a straight line basis over the life of the applicable agreement. The Company recognizes service revenues from consulting and implementation services, including training, provided by both its own personnel and by third parties, upon performance of the services, pursuant to a professional services agreement. When the Company enters into a license agreement requiring development or significant customization of the software products, the Company recognizes revenue relating to the agreement using contract accounting. Anticipated losses, if any, are charged to operations in the period such losses are determined.

    The adoption in 1998 of SOP 97-2, which is effective for transactions entered into in fiscal years beginning after December 15, 1997, did not have a significant impact on the Company's revenue recognition policies.

    (c) USE OF MANAGEMENT ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. Actual results could differ from those estimates. Significant assets, liabilities and expenses with reported amounts based on estimates include accounts receivable, capitalized software development costs, goodwill, accrued expenses and pro forma compensation expense.

                            COMPUTRON SOFTWARE, INC.

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

    (d) CASH AND CASH EQUIVALENTS AND RESTRICTED CASH

    Cash equivalents are stated at cost, which approximates market, and consist of short-term, highly liquid investments with original maturities of less than three months. Restricted cash represents the amount of certificates of deposit used as collateral for outstanding letters of credit in the same amount, and also includes $4,404 at December 1998, which was used in connection with the trust fund described in Note 5.

    (e) COMPREHENSIVE LOSS

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

    (f) EQUIPMENT AND LEASEHOLD IMPROVEMENTS

    Equipment and leasehold improvements are stated at cost, less accumulated depreciation and amortization. Depreciation expense is computed using the straight-line method over the estimated useful lives of the assets (two to five years). Leasehold improvements are amortized using the straight-line method over the lesser of the remaining term of the lease or their estimated useful lives.

    (g) SOFTWARE DEVELOPMENT COSTS

    The Company capitalizes internally generated software development costs upon the establishment of technological feasibility until the time when the product is available for general release to customers. Research and development costs are expensed as incurred.

    During 1997, 1998 and 1999 capitalized software development costs amounted to $0, $300, and $1,537, respectively. Annual amortization of software development costs of $639, $705 and $559 for 1997, 1998, and 1999, respectively was calculated as the greater of the amount computed using (a) the ratio of actual revenue from a product to the total of current and anticipated related revenues from the product or (b) the economic life of the product, estimated to be three years, on a straight-line basis.

    (h) IMPAIRMENT OF LONG-LIVED ASSETS

    In accordance with SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," the Company monitors events or changes in circumstances that may indicate carrying amounts of its long-lived assets may not be recoverable. When such events or changes in circumstances are present, the Company assesses the recoverability of its assets by determining whether the carrying amount of its assets will be recovered through undiscounted, expected future cash flows. Should the Company determine that the carrying values of specific long-lived assets are not recoverable, the Company would record a charge to reduce the carrying value of such assets to their fair values. The Company considers various valuation factors, principally discounted cash flows, to asses the fair values of long-lived assets.

    (i) GOODWILL

    Goodwill was the result of two acquisitions in 1996 and was amortized to operations on a straight line method over the periods estimated to be benefited, which was estimated at less than five years from the

                            COMPUTRON SOFTWARE, INC.

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

date of acquisitions. During 1999, these subsidiaries were sold and as such no goodwill remains in the consolidated financial statements as of December 31, 1999.

    Pursuant to SFAS No. 121, the Company evaluated the recoverability of goodwill and in September 1999 determined that due to the decline in legacy product services revenue in the France operations and the inability for those operations to generate any license revenue from products developed in the U.S., the undiscounted expected future cash flows would be insufficient to recover the carrying amount of goodwill.

    Accordingly, in the third quarter of 1999, the Company recorded a charge of $573, or $0.02 per diluted common share, for the impairment of goodwill related to the 1996 purchase of operations in France. Yearly amortization of such goodwill was approximately $385. The France operation was sold in December 1999 (see Note 2).

    (j) INCOME TAXES

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

    (k) CONCENTRATION OF CREDIT RISK

    SFAS No.105, "Disclosure of Information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentration of Credit Risk," requires disclosure of any significant off-balance sheet and credit risk concentrations. The Company has no significant off-balance sheet concentration of credit risk such as foreign exchange contracts, option contracts or other foreign hedging arrangements. The Company maintains the majority of cash balances with three financial institutions and its accounts receivable credit risk is not concentrated within any geographic area. One customer represented 16.7% of gross accounts receivable at December 31, 1999. As of December 31 1998, no one customer represented more than 10% of accounts receivable. There was no single customer accounting for more than 10% of total revenues in 1997, 1998 or 1999. One customer accounted for 17.2% of license revenue in 1997, none in 1998 and 19.0% in 1999.

    (l) FOREIGN CURRENCY TRANSLATION

    The functional currency for most foreign subsidiaries is the local currency. The cumulative effects of translating the balance sheet accounts from the functional currency into the U.S. dollar at current exchange rates are included in the cumulative translation adjustment in stockholders' equity (deficit).

    (m) ACCOUNTING FOR STOCK-BASED COMPENSATION

    The Company accounts for its stock-based compensation in accordance with the provisions of the Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". SFAS No. 123, "Accounting for Stock-Based Compensation", establishes a fair-value-based method of accounting for stock-based compensation plans. The Company has adopted the disclosure-only alternative under SFAS

                            COMPUTRON SOFTWARE, INC.

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

No. 123, which requires the disclosure of the pro forma effects on earnings
(loss) and earnings (loss) per share as if the accounting prescribed by SFAS No. 123 had been adopted, as well as certain other information.

    (n) BASIC AND DILUTED NET LOSS PER COMMON SHARE

    Basic and diluted net loss per common share is presented in accordance SFAS No. 128, "Earnings per Share" ("SFAS No. 128"). SFAS No. 128 was effective for financial statements for both interim and annual periods ended after December 15, 1997.

    Basic net loss per common share is based on the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share is the same as basic net loss per common share since the effect of stock options and warrants is anti-dilutive for all periods presented.

    The following represents the calculations of the basic and diluted net loss per common share for the years ended December 31, 1997, 1998 and 1999.

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1997       1998       1999
                                                              --------   --------   --------
Net loss....................................................  $(13,645)  $(9,043)   $(3,680)
                                                              ========   =======    =======
Weighted average basic and diluted common shares outstanding
  during the year...........................................    20,834    23,963     23,914
                                                              ========   =======    =======
Basic and diluted net loss per common share.................  $  (0.65)  $ (0.38)   $ (0.15)
                                                              ========   =======    =======

    (o) FAIR VALUE OF FINANCIAL INSTRUMENTS

    Cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued expenses, other current liabilities and debt reported in the consolidated balance sheets equal or approximate fair values.

    (p) DEFERRED REVENUE

    Deferred revenues primarily relate to customer support agreements that have been paid for by customers prior to the performance of those services and, to a lesser extent, prepaid consulting and deferred license fees.

(2) DIVESTITURES

    On June 1, 1999 and December 29, 1999, the Company sold its wholly-owned subsidiaries located in Germany and France, respectively. The Company received net proceeds of $1,191 on the sale of its German subsidiary. The Company funded the working capital deficiency for its French subsidiary, during December 1999, in the amount of $1,253. In addition, the Company is required to pay an additional $500 to its former French subsidiary on or prior to October 31, 2000, which is reflected as other current liabilities on the accompanying
December 31, 1999 consolidated balance sheet. The Company recorded a combined loss of $2,242 or 0.09 per share on these sales.

                            COMPUTRON SOFTWARE, INC.

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

    The following table sets forth significant financial data for both subsidiaries for comparison purposes. The 1999 amounts include results through May 31, 1999 for the German subsidiary and November 30, 1999 for the French subsidiary.

                                                                1997       1998       1999
                                                              --------   --------   --------
Revenues:
  License fees..............................................  $ 1,435    $ 2,944    $   527
  Services..................................................   11,283      8,951      4,897
                                                              -------    -------    -------
                                                               12,718     11,895      5,424
                                                              -------    -------    -------

Total operating expenses....................................   16,994     15,589      7,866
                                                              -------    -------    -------
Operating loss..............................................   (4,276)    (3,694)    (2,442)
Other expense, net..........................................      (33)        (8)        (3)
                                                              -------    -------    -------
Net loss....................................................  $(4,309)   $(3,702)   $(2,445)
                                                              =======    =======    =======

(3) LONG-TERM DEBT

    The Company's long term debt consists of the following:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1998       1999
                                                              --------   --------
Term loan...................................................   $3,888     $3,522
Various installment loans...................................        3         --
                                                               ------     ------
  Subtotal..................................................    3,891      3,522
  Less: current portion.....................................    1,670      1,100
                                                               ------     ------
Long-term debt, net of current portion......................   $2,221     $2,422
                                                               ======     ======

    On March 31, 1998, the Company entered into a Loan and Security Agreement ("Agreement") which provides for maximum borrowings of up to $10 million. The Agreement contained a revolving line of credit and a term loan (the "Initial Term Loan").

    Borrowings under the revolving line of credit bear interest at prime rate plus 1.25%. The Agreement provides for yearly fees as follows: (i) $111 in year one, $86 in years two and three and (ii) an unused revolving line of credit fee of .375% per annum. The Agreement is secured by substantially all domestic assets of the Company together with a pledge of 65% of the stock of its foreign subsidiaries, and contains certain financial restrictive covenants. Under the revolving line of credit the Company currently has available the lesser of $5 million or 85% of eligible receivables, as defined. Such available amount is reduced further by a $600 letter of credit outstanding at December 31, 1999. The net available amount under the revolving line of credit at December 31, 1999 is approximately $2.9 million of which no amounts were outstanding. The Company was in compliance with the covenants as of December 31, 1999.

    The Initial Term Loan provided for $5 million available in one drawdown which the Company borrowed on the closing date. The Initial Term Loan bears interest at the prime rate as defined (8.50% at December 31, 1999) plus 1.5%, and was repayable in 36 monthly installments beginning May 1, 1998.

                            COMPUTRON SOFTWARE, INC.

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

    Effective March 8, 1999, the Company amended the Agreement ("Amended Agreement") in order to increase amounts available under the term loan portion of the facility by the lesser of $1 million or eligible maintenance revenue, as defined, through September 2001 (the "Additional Term Loan"), to extend the termination date of the credit facility to March 31, 2002, and to establish financial restrictive covenants for 1999. The Company did not draw down on the Additional Term Loan.

    Effective December 22, 1999, in connection with the sale of its subsidiary in France, the Company further amended the Agreement (Amendment No. 7) in order to make available to the Company a second term loan (the "Second Term Loan" and together with the Initial Term Loan, the "A Term Loan") in the original principal amount of $1.3 million, which the Company borrowed on that date, a third term loan (the "B Term Loan") in the original principal amount of $750, which is still available to be borrowed, subject to certain limitations. Amendment No. 7 also extends the termination date of the credit facility to March 31, 2003, and establishes financial restrictive covenants for 2000. The term loans under Amendment No. 7 replaced the Additional Term Loan under the March 8, 1999 amendment.

    The A Term Loan bears interest at the rate of prime plus 1.5% and is payable in monthly installments of $100 through December 31, 2002. The B Term Loan provides for not more than three borrowings in increments of at least $250 and is available through December 31, 2000.

    Amendment No. 7 provides a limitation that if the total outstanding balance of term loans exceeds the lessor of (i) 45% of eligible maintenance revenues through March 31, 2001, 40% of eligible maintenance revenues from April 1, 2001 through March 31, 2002, 30% of eligible maintenance revenues from April 1, 2002 through March 31, 2003 and (ii) $4.0 million, then the Company is required to prepay the principal amount in an amount sufficient to cause the aggregate principal amount of the term loans to be less than or equal to the relevant limits set forth above. As of December 31, 1999, eligible maintenance revenues totaled approximately $9,224. Based on this limitation, the amount available at December 31, 1999 under all of the term loans is $478.

    Amendment No. 7 resulted in an extraordinary loss, net of taxes, in the amount of $0.2 million for the write-off of deferred debt acquisition costs, pursuant to the guidance in the Emerging Issues Task Force (EITF) Issue
No. 96-19, "Debtor's Accounting for a Modification or Exchange of Debt instruments."

    The amounts of long-term debt outstanding at December 31, 1999 maturing during the next three years are as follows:

2000........................................................   $1,100
2001........................................................    1,200
2002........................................................    1,222

(4) LEASE OBLIGATIONS

    The Company has equipment under capital leases, which is included in equipment and leasehold improvements. Additionally, the Company leases office space and equipment under non-cancelable operating leases. Rent expense charged to operations in the accompanying consolidated statements of operations for office space, vehicles and equipment under operating leases was $2,703, $2,562 and $2,370 for the years ended December 31, 1997, 1998 and 1999, respectively.

                            COMPUTRON SOFTWARE, INC.

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

    Scheduled future minimum payments required for all non-cancelable leases are as follows:

                                                             CAPITAL    OPERATING
YEARS ENDING DECEMBER 31                                      LEASES     LEASES
------------------------                                     --------   ---------
2000.......................................................    $ 7       $1,977
2001.......................................................      3        1,604
2002.......................................................     --        1,314
2003.......................................................     --           37
2004.......................................................                   3
                                                               ---       ------
Total future minimum lease payments........................     10       $4,935
                                                                         ======
  Less-amount representing interest at rate of 15.285%.....      2
                                                               ---
Present value of future minimum lease payments.............      8
  Less current portion.....................................      5
                                                               ---
Capital lease obligations, net of current portion..........    $ 3
                                                               ===

(5) CONTINGENCIES

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

                            COMPUTRON SOFTWARE, INC.

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

(6) RELATED PARTY TRANSACTIONS

    The Company has certain business relationships with an entity that was founded by the President and Chief Executive Officer. The President and Chief Executive Officer owns a majority beneficial equity interest in such entity. During the years ended December 31, 1997, 1998 and 1999 the Company recorded as expense approximately $641, $513 and $387 respectively, related to work performed by this entity on behalf of the Company.

    The Company entered into a Consulting Agreement dated September 29, 1997 with the Company's former chairman and principal stockholder. The Agreement provides for consulting services during the period of December 1, 1997 through November 30, 2000, in exchange for $300 for each of the first two years and $250 for the third year.

(7) INCOME TAXES

    The components of income (loss) before income tax (provision) benefit and extraordinary item are as follows:

                                                      YEARS ENDED DECEMBER 31,
                                                   ------------------------------
                                                     1997       1998       1999
                                                   --------   --------   --------
Domestic.........................................  $ (6,517)  $(4,896)   $   928
Foreign..........................................    (7,112)   (4,135)    (4,934)
                                                   --------   -------    -------
Total............................................  $(13,629)  $(9,031)   $(4,006)
                                                   ========   =======    =======

    Income tax (provision) benefit is as follows:

                                                       YEARS ENDED DECEMBER 31,
                                                    ------------------------------
                                                      1997       1998       1999
                                                    --------   --------   --------
State.............................................    $(16)      $ --       $508
Foreign...........................................      --        (12)        --
                                                      ----       ----       ----
Total.............................................    $(16)      $(12)      $508
                                                      ====       ====       ====

                            COMPUTRON SOFTWARE, INC.

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

    A reconciliation of Federal income tax benefit at the statutory rate of 34% to income tax (provision) benefit reflected in the accompanying consolidated statements of operations is as follows:

                                                         YEARS ENDED DECEMBER 31,
                                                      ------------------------------
                                                        1997       1998       1999
                                                      --------   --------   --------
Federal income tax benefit at 34%...................   $4,634     $3,071     $1,362
State income taxes, net of Federal tax benefit......       83        283        335
Change in valuation allowance.......................   (3,278)    (3,891)     3,220
Foreign tax rate differential.......................      284        569       (275)
Non-deductible expenses.............................   (1,700)        --         --
Reduction of foreign NOL's due to sale of
  subsidiaries in
  France and Germany................................       --         --     (3,490)
Reduction of state NOL's due to sale of New Jersey
  NOL's.............................................       --         --       (628)
Other, net..........................................      (39)       (44)       (16)
                                                       ------     ------     ------
                                                       $  (16)    $  (12)    $  508
                                                       ======     ======     ======

    The principal components of the Company's deferred taxes are as follows:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1998       1999
                                                              --------   --------
Deferred tax assets:
  Non-deductible accruals and other.........................   $  773     $  888
  Depreciation..............................................      120         20
  Allowance for doubtful accounts...........................      753        365
  Purchased research and development........................    1,426      1,215
  Research and development credit carry-forwards............    2,895      2,895
  Net operating loss carry-forwards.........................   24,035     21,755
                                                               ------     ------
    Deferred tax asset......................................   30,002     27,138
Less valuation allowance....................................   29,592     26,372
                                                               ------     ------
    Net deferred tax asset..................................      410        766
Deferred tax liability:
    Software development costs..............................      410        766
                                                               ------     ------
Net deferred taxes..........................................   $   --     $   --
                                                               ======     ======

    At December 31, 1999, the Company had United States net operating loss carry-forwards of approximately $35,757 which are available to offset future Federal taxable income, if any, and which begin to expire in 2007. In addition, foreign net operating loss carry-forwards aggregated approximately $20,626 at December 31, 1999.

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

                            COMPUTRON SOFTWARE, INC.

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

to reinvest the earnings of its non-U.S. subsidiaries in those operations. Accordingly, no Federal taxes have been provided on undistributed foreign earnings.

    During the year Computron was authorized by the New Jersey Economic Development Authority ("NJEDA") in conjunction with the New Jersey Division of Taxation to sell a portion of its New Jersey net operating losses for consideration that is to be used to fund its research activities in the State of New Jersey. For the State's fiscal year 2000 (July 1, 1999 to June 30, 2000), Computron was authorized to sell $628 of its available tax benefit of $1,333 (related to tax years through 1997). Computron sold the entire yearly authorized amount for consideration of $508. As of December 31, 1999, the New Jersey remaining tax benefit in the amount of $705 is available to resell if the program is extended by the NJDEA or will be available to offset New Jersey future taxable income. In addition, the Company has available a State tax benefit for the years 1998 and 1999 of $234.

(8) STOCKHOLDERS' EQUITY (DEFICIT)

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

    (b) STOCK OPTION PLAN

    Pursuant to the 1995 Stock Option Plan (the 1995 Plan), the Company may grant statutory and non-statutory options to purchase an aggregate of up to 1,500 shares of Common Stock. During 1997 the Board of Directors and stockholders amended and restated the 1995 Plan to increase the number of shares issuable under the 1995 Plan to a total of 4,500 and the Company has specifically reserved such shares. Options may be granted under the discretionary option program to employees, consultants, independent advisors and non-employee directors. Options are automatically granted to non-employee directors under the automatic option grant programs. Options granted under the discretionary grant program would have an exercise price of not less than 85% of the fair market value of the Common Stock on the grant date. Options granted under the automatic grant program would have an exercise price of 100% of the fair market value on the grant date. All options granted under the 1995 Plan expire ten years from the date of grant (or five years for statutory options granted to 10% stockholders), unless terminated earlier. Options generally vest over a four-year period, however, as of December 31, 1999, options to purchase approximately 500 shares of common stock become immediately vested upon the occurrence of certain events.

    In April 1998, the Company adopted the 1998 Stock Option Plan (the 1998
Plan). Pursuant to the 1998 Plan, the Company may grant stock options or stock appreciation rights to purchase an aggregate of up to 1,500 shares of Common Stock. Options may be granted under the discretionary option program to employees and consultants of the Company and its subsidiaries not to exceed 200 shares per person during any calendar year except that in the first year of employment, the maximum grant will not exceed 400 shares per person. Non-employee directors will receive an automatic grant of stock options to purchase 20 shares of Common Stock upon date of commencement of service as a non-employee director and; thereafter, 10 shares on the date of each annual meeting of stockholders, provided that on, and as of, such date, such individual has been a non-employee director for the previous twelve month period. No option may have an exercise price less than the fair market value of the Common Stock at the time of grant. As of

                            COMPUTRON SOFTWARE, INC.

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

December 31, 1999, 120,000 options were issued to non-employee directors, and no options were issued to employees under the 1998 plan.

    A summary of stock option activity under the 1995 Plan is as follows:

                                                        NUMBER OF   EXERCISE PRICE   WEIGHTED AVERAGE
                                                         SHARES       PER SHARE       EXERCISE PRICE
                                                        ---------   --------------   ----------------
BALANCE, DECEMBER 31, 1996............................      762      $1.17- 13.00         $2.27
Granted...............................................    3,209       1.00-  3.62          1.89
Exercised.............................................      (14)             1.17          1.17
Canceled..............................................     (124)      1.17- 13.00          4.95
                                                         ------      ------------         -----
BALANCE, DECEMBER 31, 1997............................    3,833       1.00- 13.00          1.84
Granted...............................................    1,853       0.87-  2.75          2.03
Exercised.............................................      (17)      1.17-  1.90          1.42
Canceled..............................................   (1,485)      0.87- 13.00          2.62
                                                         ------      ------------         -----
BALANCE, DECEMBER 31, 1998............................    4,184       0.87- 13.00          1.75
Granted...............................................      519       0.50-  1.38          1.02
Exercised.............................................      (10)             1.90          1.90
Canceled..............................................     (819)      0.87- 13.00          1.68
                                                         ------      ------------         -----
BALANCE, DECEMBER 31, 1999............................    3,874       0.50- 13.00          1.53
                                                         ------      ------------         -----
Exercisable, December 31, 1999........................    1,723      $0.81- 13.00         $1.61
                                                         ------      ------------         -----

    A summary of stock options outstanding and exercisable as of December 31, 1999, follows:

                             OPTIONS OUTSTANDING                                      OPTIONS EXERCISABLE
------------------------------------------------------------------------------   ------------------------------
      RANGE OF            NUMBER        WEIGHTED AVERAGE      WEIGHTED AVERAGE     NUMBER      WEIGHTED AVERAGE
   EXERCISE PRICES      OUTSTANDING   REMAINING LIFE(YEARS)    EXERCISE PRICE    EXERCISABLE    EXERCISE PRICE
---------------------   -----------   ---------------------   ----------------   -----------   ----------------
$0.50 -- 3.13........      3,871              7.16                 $ 1.51           1,720           $ 1.59
       13.00........           3              5.58                 $13.00               3           $13.00

    The Company has computed the pro forma disclosures required under SFAS No. 123 for all stock options granted in 1997, 1998 and 1999 using the Black-Scholes option pricing model prescribed by SFAS No. 123.

                            COMPUTRON SOFTWARE, INC.

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

    The assumptions used and the weighted average information for the years ended December 31, 1997, 1998 and 1999 are as follows:

                                                                   YEARS ENDED DECEMBER 31,
                                                              -----------------------------------
                                                                1997         1998         1999
                                                              ---------   ----------   ----------
Risk-free interest rates....................................  6.01%       5.50%        6.50%
Expected dividend yield.....................................     --           --           --
Expected lives..............................................  7 years     7 years      7 years
Expected volatility.........................................  50%         105%         177%
Weighted-average grant date fair value of options granted
  during the period.........................................  $1.17       $1.50        $0.82
Weighted-average remaining contractual life of
  options outstanding.......................................  9.0 years   7.33 years   7.16 years
Weighted-average exercise price of 646, 1,269 and 1,723
  options exercisable at December 31, 1997, 1998 and 1999,
  respectively..............................................  $1.61       $1.62        $1.61

    The effect of applying SFAS No. 123 would be as follows:

                                         1997         1997         1998         1998         1999         1999
                                      AS REPORTED   PRO FORMA   AS REPORTED   PRO FORMA   AS REPORTED   PRO FORMA
                                      -----------   ---------   -----------   ---------   -----------   ---------
Net loss............................    $(13,645)   $(13,987)     $(9,043)     $(9,972)     $(3,680)     $(4,709)
Basic and diluted net loss per
  common share......................    $  (0.65)   $  (0.67)     $ (0.38)     $ (0.42)     $ (0.15)     $ (0.20)

(9) PROFIT SHARING PLAN

    The Company's Profit Sharing Plan (the Plan) is a defined contribution plan. All employees with three months of service and who are at least 21 years of age are eligible to become participants in the Plan and to make voluntary contributions based on a percentage of their compensation within certain Plan limitations.

    The Plan falls under the provisions of Section 401(k) of the Internal Revenue Code. Employees may elect to contribute a percentage of their pretax salary, subject to statutory limitations, as well as certain percentages of their after-tax salary, to the Plan. The Company was obligated to contribute 25% of the employees' first 6% of pretax salary contribution through November 30, 1997. Beginning December 1, 1997, the Company increased its matching percentage from 25% to 50% of the employees' first 6% of pretax salary contribution. The Company's contributions charged to operations in the accompanying consolidated statements of operations were approximately $160, $378 and $241 for the years ended December 31, 1997, 1998 and 1999, respectively.

    In addition, the Company may make additional contributions at the discretion of the Board of Directors, which would be allocated among all participants in proportion to each participant's compensation, as defined. As of December 31, 1999, no additional contributions were made under the Plan.

(10) FINANCIAL INFORMATION BY GEOGRAPHIC AREA

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

                            COMPUTRON SOFTWARE, INC.

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS 131 is effective for financial statements for fiscal years beginning after December 15, 1997. Financial statement disclosures for prior periods are required to be restated.

    As of December 31, 1999 the Company's operations were conducted in one business segment. Beginning on January 1, 2000, the Company will be reorganized into three separate business segments. Beginning with the Company's quarter ending March 31, 2000, the Company will begin to disclose segment information in accordance with SFAS 131. Historical segment information is not shown as it is not practical to do so.

    Revenues and long-lived assets for the Company's United States, United Kingdom and other international operations are as follows:

                                                         UNITED     UNITED
                                                         STATES    KINGDOM     OTHER     CONSOLIDATED
                                                        --------   --------   --------   ------------
1997
Revenues(1)...........................................  $39,733     $8,554    $19,304       $67,591
Long-lived assets.....................................    2,422        355      1,287         4,064
1998
Revenues(1)...........................................  $34,958     $7,903    $20,660       $63,521
Long-lived assets.....................................    1,947        271        952         3,170
1999
Revenues(1)...........................................  $36,854     $6,389    $14,625       $57,868
Long-lived assets.....................................    1,348        147        349         1,844

------------------------

(1) Revenues are attributed to locations based on location of sales office.

    The Company does not believe there are any legal or other restrictions upon the repatriation of international earnings to the parent company.

(11) RESTRUCTURING COSTS

    During its fiscal second quarter of 1998, the Company committed itself to a plan whereby it eliminated 32 positions in the United States, which were rendered redundant through a reengineering process, and eliminated 16 positions outside the United States, which were servicing legacy products. Of the 48 positions eliminated, all were terminated prior to December 31, 1998 except as follows: six people resigned prior to being terminated and one position was terminated subsequent to December 31, 1998. Accordingly, the Company recorded a net charge to operations in 1998 totaling approximately $1.0 million
($1.3 million in the second quarter of 1998, reduced in the third quarter of 1998 by $0.3 million for anticipated savings attributable to resignations) reflecting the termination costs of those personnel. As of December 31, 1998, the Company had incurred cash outlays of $858. The remaining $167 included in accrued expenses as of December 31, 1998 was satisfied through cash outlays during 1999.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders:
Computron Software, Inc.:

    Under date of January 28, 2000, we reported on the consolidated balance sheets of Computron Software, Inc. and subsidiaries as of December 31, 1998 and 1999, and the related consolidated statements of operations, comprehensive loss, stockholders' equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 1999, as contained in the 1999 annual report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in the accompanying index. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this consolidated financial statement schedule based on our audits.

    In our opinion, such consolidated financial statement schedule for each of the years in the three year period ended December 31, 1999, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP

Short Hills, New Jersey
January 28, 2000

                                                                     SCHEDULE II

                            COMPUTRON SOFTWARE, INC.
                       VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998

                                                        BALANCE AT   CHARGED TO   AMOUNTS       BALANCE
                                                        BEGINNING    COSTS AND    WRITTEN        AT END
ALLOWANCE FOR DOUBTFUL ACCOUNTS:                         OF YEAR      EXPENSES      OFF         OF YEAR
--------------------------------                        ----------   ----------   --------      --------
Year ended December 31, 1997..........................    $5,084       $  300     $(2,328)       $3,056

Year ended December 31, 1998..........................    $3,056       $  114     $  (978)       $2,192

Year ended December 31, 1999..........................    $2,192       $  263     $(1,140)       $1,315

RESTRUCTURING RESERVE:
------------------------------------------------------

Year ended December 31, 1998..........................    $   --       $1,025     $   858(a)     $  167
                                                          ======       ======     =======        ======

Year ended December 31, 1999..........................    $  167       $   --     $   167(a)     $   --
                                                          ======       ======     =======        ======

------------------------

(a) Cash payments to effect restructuring