Form 10-Q
period 2000-03-31
COMPUTRON SOFTWARE INC
filed 2000-05-12
CIK 947427

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the quarter ended March 31, 2000              Commission File Number 1-13591

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

                               YES  |X|  NO  |_|

 Number of shares outstanding of the issuer's common stock as of April 28, 2000

                    Class                        Number of Shares Outstanding
   ---------------------------------------       ----------------------------
   Common Stock, par value $0.01 per share                24,768,054

                            COMPUTRON SOFTWARE, INC.

                                      INDEX

                                                                           Page
PART I  FINANCIAL INFORMATION                                             Number
                                                                          ------

Item 1. Financial Statements

        Consolidated Balance Sheets December 31, 1999 and March 31, 2000
          (unaudited)....................................................   3
        Consolidated Statements of Operations  (unaudited)
          Three months ended March 31, 1999 and 2000.....................   4
        Consolidated Statements of Comprehensive Income (Loss)
          (unaudited) - Three months ended March 31, 1999 and 2000.......   5
        Consolidated Statements of Cash Flows (unaudited)
          Three months ended March 31, 1999 and 2000.....................   6
        Notes to Consolidated Interim Financial Statements...............   7

Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations .....................................  12

Item 3. Quantitative and Qualitative Disclosures About Market Risk.......  17

PART II OTHER INFORMATION

Item 1. Legal Proceedings ...............................................  18

Item 6. Exhibits and Reports on Form 8-K.................................  18

SIGNATURES

Signatures ..............................................................  19

                            COMPUTRON SOFTWARE, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except per share data)

                                                                                                     December 31,         March 31,
                                                                                                         1999               2000
                                                                                                     ------------         --------
                                           ASSETS                                                                        (Unaudited)
Current assets:
  Cash and cash equivalents                                                                             $  1,154          $  3,453
  Restricted cash                                                                                            301               297
  Accounts receivable, net of allowance for doubtful accounts of $1,315
    and $1,048 at December 31, 1999 and March 31, 2000, respectively                                      11,153             9,885
  Prepaid expenses and other current assets                                                                  954               982
                                                                                                        --------          --------
      Total current assets                                                                                13,562            14,617
                                                                                                        --------          --------
Equipment and leasehold improvements, at cost:
  Computer and office equipment                                                                           11,605            11,589
  Furniture and fixtures                                                                                   1,204             1,296
  Leasehold improvements                                                                                   1,087             1,088
                                                                                                        --------          --------
                                                                                                          13,896            13,973
  Less--accumulated depreciation and amortization                                                         12,052            12,381
                                                                                                        --------          --------
                                                                                                           1,844             1,592
                                                                                                        --------          --------
Capitalized software development costs, net of accumulated amortization
   of  $4,998 and  $5,103 at December 31, 1999 and March 31, 2000, respectively                            2,002             2,370
Other assets                                                                                                  93                88
                                                                                                        --------          --------
                                                                                                        $ 17,501          $ 18,667
                                                                                                        ========          ========

                    LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Current portion of long-term debt and capital lease obligations                                       $  1,105          $  1,202
  Accounts payable                                                                                         3,083             2,425
  Accrued expenses                                                                                         7,202             5,131
  Other current liabilities                                                                                  500               500
  Deferred revenue                                                                                         8,534            10,514
                                                                                                        --------          --------
      Total current liabilities                                                                           20,424            19,772
                                                                                                        --------          --------
Long-term liabilities:
Long-term debt and capital lease obligations, net of current portion                                       2,425             2,125
Commitments and contingencies
Stockholders' deficit:
    Preferred stock, $.01 par value, authorized 5,000
      shares, no shares issued and outstanding                                                                --                --
    Common stock, $.01 par value, authorized 50,000 shares;
      23,923 and 24,760 shares outstanding at
      December 31, 1999 and March 31, 2000, respectively                                                     239               248
    Additional paid-in capital                                                                            70,141            71,995
    Accumulated deficit                                                                                  (75,739)          (75,497)
    Accumulated other comprehensive income                                                                    11                24
                                                                                                        --------          --------
      Total stockholders' deficit                                                                         (5,348)           (3,230)
                                                                                                        --------          --------
                                                                                                        $ 17,501          $ 18,667
                                                                                                        ========          ========

The accompanying notes are an integral part of these consolidated financial statements.

                            COMPUTRON SOFTWARE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                       1999            2000
                                                    ----------      ------------
Revenues:
    License fees                                     $  3,517        $  2,044
    Services                                           12,270           9,864
                                                     --------        --------
      Total revenues                                   15,787          11,908
                                                     --------        --------

Operating expenses:
    Cost of license fees                                  662             437
    Cost of services                                    6,828           5,418
    Sales and marketing                                 3,270           2,148
    Research and development                            2,071           1,782
    General and administrative                          3,417           1,821
                                                     --------        --------
      Total operating expenses                         16,248          11,606
                                                     --------        --------
Operating income (loss)                                  (461)            302
                                                     --------        --------
Other income (expense):
    Interest income                                        38              16
    Interest expense                                     (105)           (108)
    Other income (expense)                                (16)             32
                                                     --------        --------
       Other expense, net                                 (83)            (60)
                                                     --------        --------
Net income (loss)                                    $   (544)       $    242
                                                     ========        ========

Basic and diluted net income (loss)
    per common share                                 $  (0.02)       $   0.01
                                                     ========        ========

Weighted average basic
      common shares outstanding                        23,914          24,147
                                                     ========        ========
Weighted average diluted
    common shares outstanding                          23,914          27,600
                                                     ========        ========

The accompanying notes are an integral part of these consolidated financial statements.

                            COMPUTRON SOFTWARE, INC.
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                 (In thousands)
                                   (Unaudited)

                                                            Three Months Ended
                                                         -----------------------
                                                                March 31,
                                                         -----------------------
                                                          1999             2000
                                                         ------           ------

Net income (loss)                                         $(544)           $ 242
Translation adjustment                                     (286)              13
                                                          -----            -----
    Comprehensive income (loss)                           $(830)           $ 255
                                                          =====            =====

The accompanying notes are an integral part of these consolidated financial statements.

                            COMPUTRON SOFTWARE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                                                                       Three Months Ended March 31,
                                                                                                      -----------------------------
                                                                                                       1999                  2000
                                                                                                      -------               -------
Cash flows from operating activities:
Net income (loss)                                                                                     $  (544)              $   242
Adjustments to reconcile net income (loss) to net cash flows provided by (used in) operating activities:
          Depreciation and amortization                                                                   754                   483
          Provision for (recovery of) doubtful accounts                                                    68                   (40)
          Loss on disposal of equipment and leasehold improvements                                         57                    --
Changes in current assets and liabilities:
          Restricted cash                                                                               4,296                    --
          Accounts receivable                                                                          (3,167)                1,185
          Prepaid expenses and other current assets                                                       116                   (33)
          Accounts payable and accrued expenses                                                          (372)               (2,648)
          Due to shareholders                                                                          (4,404)                   --
          Deferred revenue                                                                              1,564                 2,103
                                                                                                      -------               -------

Net cash flows provided by (used in) operating activities                                              (1,632)                1,292
                                                                                                      -------               -------

Cash flows from investing activities:
          Change in other assets                                                                          (62)                    4
          Capitalized software development costs                                                         (350)                 (473)
          Purchase of equipment and leasehold improvements                                               (320)                 (154)
                                                                                                      -------               -------
Net cash flows used in investing activities                                                              (732)                 (623)
                                                                                                      -------               -------

Cash flows from financing activities:
          Proceeds from exercise of stock options and warrants                                             --                 1,863
          Net borrowings on revolving line of credit                                                      464                    --
          Payments of long term debt and capital lease obligations                                       (426)                 (202)
                                                                                                      -------               -------
Net cash flows provided by financing activities                                                            38                 1,661
                                                                                                      -------               -------
Foreign currency exchange rate effects                                                                   (323)                  (31)
                                                                                                      -------               -------
Net increase (decrease) in cash and cash equivalents                                                   (2,649)                2,299
Cash and cash equivalents, beginning of period                                                          4,009                 1,154
                                                                                                      -------               -------
Cash and cash equivalents, end of period                                                              $ 1,360               $ 3,453
                                                                                                      =======               =======

Supplemental disclosures of cash flow information and noncash financing activities:
          Cash paid during the period for -
               Interest                                                                               $   106               $   111
                                                                                                      =======               =======
               Income taxes                                                                           $    21               $     3
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

                            COMPUTRON SOFTWARE, INC.
               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                      (In thousands, except per share data)

(1) OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

The Company designs, markets and supports n-tier, Internet-enabled, client/server, e-commerce, financial, workflow, desktop data access and storage, and maintenance and asset management software solutions. The Company also offers consulting, education and support services in support of its customers' use of its software products.

Basis of Presentation:

The accompanying consolidated financial statements include the accounts of Computron Software, Inc.; and its wholly owned subsidiaries located in Australia, Canada, Poland, Singapore, South Africa and the United Kingdom (collectively, the "Company" and in 1999 included subsidiaries in France and Germany) (see Note 5 for discussion of the sales of these subsidiaries in 1999). All significant intercompany transactions and balances have been eliminated.

The unaudited consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles and in the opinion of management, contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair presentation of these consolidated financial statements.

These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's 1999 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

The results of operations for the three months ended March 31, 2000 are not necessarily indicative of results to be expected for any future periods.

(a) Revenue Recognition

The Company recognizes revenue in accordance with Statement of Position 97-2 "Software Revenue Recognition" ("SOP 97-2") and Statement of Position 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions." The adoption of SOP 98-9 on January 1, 1999 did not have a material effect on the Company's consolidated financial statements. Revenue from non-cancelable software licenses is recognized when the license agreement has been signed, delivery has occurred, the fee is fixed or determinable and collectibility is probable. Post contract support (maintenance) fees are typically billed separately and are recognized on a straight line basis over the life of the applicable agreement. The Company recognizes service revenues from consulting and implementation services, including training, provided by both its own personnel and by third parties, upon performance of the services, pursuant to a professional services agreement. When the Company enters into a license agreement requiring development or significant customization of the software products, the Company recognizes revenue relating to the agreement using contract accounting. Anticipated losses, if any, are charged to operations in the period such losses are determined.

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

Borrowings under the revolving line of credit bear interest at prime rate plus 1.25%. The Agreement provides for yearly fees as follows: (i) $111 in year one, $86 in years two and three and (ii) an unused revolving line of credit fee of
 .375% per annum. The Agreement is secured by substantially all domestic assets of the Company together with a pledge of 65% of the stock of its foreign subsidiaries, and contains certain financial restrictive covenants. Under the revolving line of credit the Company currently has available the lesser of $5 million or 85% of eligible receivables, as defined. Such available amount is reduced further by a $600 letter of credit outstanding at March 31, 2000. The net available amount under the revolving line of credit at March 31, 2000 is approximately $1.6 million of which no amounts were outstanding. The Company was in compliance with the covenants as of March 31, 2000.

The Initial Term Loan provided for $5 million available in one drawdown which the Company borrowed on the closing date. The Initial Term Loan bears interest at the prime rate as defined (9.0% at March 31, 2000) plus 1.5%, and was repayable in 36 monthly installments beginning May 1, 1998.

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

Effective December 22, 1999, in connection with the sale of its subsidiary in France, the Company further amended the Agreement (Amendment No. 7) in order to make available to the Company a second term loan (the "Second Term Loan" and together with the Initial Term Loan, the "A Term Loan") in the original principal amount of $1.3 million, which the Company borrowed on that date, a third term loan (the "B Term Loan") in the original principal amount of $750, which is still available to be borrowed, subject to certain limitations, to extend the termination date of the credit facility to March 31, 2003, and to establish financial restrictive covenants for 2000. The term loans under amendment No. 7 replaced the Additional Term Loan under the March 8, 1999 amendment.

The A Term Loan bears interest at the rate of prime plus 1.5% and is payable in monthly installments of $100 through December 31, 2002. The B Term Loan provides for not more than three borrowings in increments of at least $250 and is available through December 31, 2000.

Amendment No. 7 provides a limitation that if the total outstanding balance of term loans exceeds the lessor of (i) 45% of eligible maintenance revenues through March 31, 2001, 40% of eligible maintenance revenues from April 1, 2001 through March 31, 2002, 30% of eligible maintenance revenues from April 1, 2002 through March 31, 2003 and (ii) $4.0 million, then the Company is required to prepay the principal amount in an amount sufficient to cause the aggregate principal amount of the term loans to be less than or equal to the relevant limits set forth above. As of

                            COMPUTRON SOFTWARE, INC.
         NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (continued)
                      (In thousands, except per share data)

March 31, 2000, eligible maintenance revenues totaled approximately $9,672. Based on this limitation, the amount available at March 31, 2000 under all of the term loans is $678.

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

The class members received a non-transferable right to resell the Settlement Stock to a business trust formed by the Company at a price of $5.00 per share during a period from December 1, 1998 to December 21, 1998 (the "Put Period"). The trust was capitalized by a contribution of $5 million in cash by the Company in March 1998. During the Put Period, class members exercised the put with respect to 881 shares of Settlement Stock. The right to put the remaining shares of Settlement Stock automatically expired as of midnight on December 21, 1998. Pursuant to the terms of the stipulation of settlement, the Company paid $4,404 during January 1999 in satisfaction of the timely claims made under the puts and, returned to the Company the remaining balance of the trust. Shares of Settlement Stock that were not timely put according to the terms of the settlement remain freely transferable.

Historically, the Company has been involved in other disputes and/or litigation encountered in its normal course of business. The Company believes that the ultimate outcome of these proceedings will not have a material adverse effect on the Company's business, consolidated financial condition, results of operations or cash flows.

(4) BASIC AND DILUTED NET INCOME (LOSS) PER COMMON SHARE

Basic and diluted net income (loss) per common share is presented in accordance with SFAS No. 128, "Earnings per Share" ("SFAS No. 128").

Basic net income (loss) per common share is based on the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share is the same as basic net loss per common share for the three months ended March 31, 1999 since the effect of stock options and warrants is anti-dilutive.

                            COMPUTRON SOFTWARE, INC.
         NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (continued)
                      (In thousands, except per share data)

The following represents the calculations of the basic and diluted net income
(loss) per common share for the three months ended March 31, 1999 and 2000.

                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                        1999          2000
                                                       -------       -------

Net income (loss) ...............................      $  (544)      $   242
                                                       =======       =======

Weighted average basic common shares
  outstanding during the periods ................       23,914        24,147

Effect of dilutive securities:
  Stock options and warrants ....................           --         3,453
                                                       -------       -------

Weighted average diluted common shares
  outstanding during the period .................       23,914        27,600
                                                       =======       =======

Basic net income (loss) per common share ........      $ (0.02)      $  0.01
                                                       =======       =======

Diluted net income (loss) per common share ......      $ (0.02)      $  0.01
                                                       =======       =======

(5) DIVESTITURES

On June 1, 1999 and December 29, 1999, the Company sold its wholly-owned subsidiaries located in Germany and France, respectively. The Company received net proceeds of $1,191 on the sale of its German subsidiary. The Company funded the working capital deficiency for its French subsidiary, during December 1999, in the amount of $1,253. In addition, the Company is required to pay an additional $500 to its former French subsidiary on or prior to October 31, 2000, which is reflected as other current liabilities on the accompanying December 31, 1999 and March 31, 2000 consolidated balance sheets.

The following table sets forth significant financial data of the French and German subsidiaries for the three months ended March 31, 1999.

                             Three Months Ended
                                March 31, 1999
                             ------------------
Revenues:
     License fees                  $   325
     Services                        1,911
                                   -------
                                     2,236
                                   -------

Total operating expenses             2,966
                                   -------
Operating loss                        (730)
     Other loss, net                   (16)
                                   -------
Net loss                           $  (746)
                                   =======

(6) OPERATING SEGMENTS

As of December 31, 1999 the Company's operations were conducted in one business segment which was the licensing of software and related services. Beginning on January 1, 2000, the Company was reorganized into three separate business segments based on products as part of its strategy to focus on high-profile market opportunities. The three business segments are as follows:

a) The Business Process Solutions segment is focused on marketing TransAXS Solutions to emerging dot.com organizations or traditional organizations making the transition to becoming dot.com businesses. Business Process Solutions is also responsible for servicing and managing Computron's extensive installed base of high-profile customers. TransAXS Solutions enable organizations to achieve process transparency throughout their value chain.

b) The AXSPoint Solutions segment is focused on identifying markets that need to rapidly leverage the Internet in communicating, exchanging or reconciling large volumes of knowledge with their customers, suppliers and partners. The AXSPoint Solutions segment targets large information-centric organizations that can utilize self-service information systems to improve communications with their customers and improve access to business intelligence.

c) The Professional Services Automation segment has been chartered with delivering a full suite of business solutions and services to organizations that primarily sell professionals' time.

The accounting policies of the reportable segments are the same as those described in Note 1 of Notes to Consolidated Financial Statements included in the 1999 Annual Report on Form 10K. The Company evaluates the performance of its operating segments based on revenues and operating income (loss). Intersegment sales and transfers are not significant.

Summarized financial information concerning the Company's reportable segments is shown in the following table. The Chief Executive Officer uses the information below in this format while making decisions about allocating resources to each segment and assessing its performance. Historical segment information is not shown as it is not practical to do so.

                                                                        Business                        Professional
                                                                         Process         AXS Point        Services
                                                                        Solutions        Solutions       Automation           Total
                                                                        ---------        ---------      ------------         -------
Three Months Ended March 31, 2000
---------------------------------
Revenues:
     License fees .............................................          $ 1,425          $   600          $    18           $ 2,043
     Services .................................................            8,133              741              991             9,865
                                                                         -------          -------          -------           -------
Total Revenues ................................................            9,558            1,341            1,009            11,908
Operating income (loss) .......................................            1,855              472              (10)            2,317
Total assets ..................................................           15,923            1,339            1,405            18,667
Capital expenditures ..........................................              132               12               10               154
Depreciation and amortization .................................              429               29               26               483

Reconciliation of segment operating income to consolidated operating income:

                                                                Three Months
                                                            Ended March 31, 2000
                                                            --------------------
Operating income from reportable segments                          $ 2,317
Unallocated general and administrative expense                      (1,678)
Other corporate unallocated expenses                                  (337)
                                                                   -------
Total consolidated operating income                                $   302
                                                                   =======

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Consolidated Interim Financial Statements and Notes thereto and is qualified in its entirety by reference thereto.

This Report contains statements of a forward-looking nature within the meaning of the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended, relating to future events or the future financial performance of the Company. Investors are cautioned that such statements are only predictions and that actual events or results may differ materially. In evaluating such statements, investors should specifically consider the various factors identified in this Report which could cause actual results to differ materially from those indicated by such forward-looking statements, including the matters set forth in "Business--Risk Factors" in the Company's 1999 Annual Report on Form 10K.

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

In 1999 the Company started a major development effort to build a suite of electronic commerce solutions based upon its next generation n-tier Internet-architecture. This new family of products, e-Cellerator products, is designed to meet the needs of organizations that wish to conduct business across the Internet. E-Cellerator products are used to build two families of solutions, TransAXS solutions and AXSPoint solutions. TransAXS solutions are designed to enable businesses to conduct business transactions across the Internet. AXSPoint solutions are designed to enable organizations to exchange information and knowledge across the Internet. These two families of solutions were announced in the fourth quarter of 1999, and TransAXS solutions and AXSPoint solutions modules will become available throughout 2000 and beyond. See "Item 1. Business " in the Company's 1999 Annual Report on Form 10K.

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

The Company has experienced, and may in the future experience, significant fluctuations in its quarterly and annual revenues and results of operations. The Company believes that domestic and international operating results will continue to fluctuate significantly in the future as a result of a variety of factors, including the timing of revenue recognition related to significant license agreements, the lengthy sales cycle for the Company's products, the proportion of revenues attributable to license fees versus services, the utilization of third parties to perform services, the amount of revenue generated by resales of third party software, changes in product mix, demand for the Company's products, the size and timing of individual license transactions, the introduction of new products and product enhancements by the Company or its competitors, changes in customers' budgets, competitive conditions in the industry and general economic conditions. For a description of certain factors which may affect the Company's operating results, see "Potential for Significant Fluctuations in Operating Results; Seasonality" in the Company's 1999 Annual Report on Form 10K.

The Company incurred net losses of $13.6 million, $9.0 million and $3.7 million in 1997, 1998 and 1999, respectively and operating losses of $4.8 million, $8.9 million and $1.2 million in 1997, 1998 and 1999, respectively. Operating losses incurred by the Company's French and German subsidiaries, which were sold in 1999, totaled $4.3 million, $3.7 million and $2.4 million for 1997, 1998 and 1999, respectively. The Company reported net income of $0.2 million for the three months ended March 31, 2000 and operating income of $0.3 million for the same period.

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

Euro Currency

On January 1, 1999, certain countries of the European Union established fixed conversion rates between their existing currencies and one common currency, the euro. The euro then began to trade on currency exchanges and to be used in business transactions. Beginning in January 2002, new euro-denominated currencies will be issued and the existing local currencies will be withdrawn from circulation by July 1, 2002. The Company derived approximately 37.9% of its total revenues outside the United States for 1999, a significant portion of which is in Europe. The Company derived approximately 40.0% of its total revenues outside the United States for the three months ended March 31, 2000. The Company has not completed its assessment of the potential impact of the euro conversion. However, at present, the Company believes the euro conversion will not have a material effect on the Company's consolidated financial position or results of operations.

Results of Operations

The following table sets forth for the periods indicated, certain operating data, and data as a percentage of total revenues both including and excluding the French and German subsidiaries sold during 1999:

                                       Three Months Ended March 31, 1999             Three Months Ended March 31, 2000
                                   -------------------------------------------      -----------------------------------
                                                         Excluding  Data as a                         Data as a
                                       As      France &   France &  percent of                 As     percent of
(In thousands)                      Reported   Germany    Germany    revenue                Reported    revenue
                                   -------------------------------------------             ----------------------
                                                     Unaudited                                     Unaudited

Revenues:
      License fees                    $ 3,517     $  325    $ 3,192     23.6%                 $ 2,044       17.2%
      Services                         12,270      1,911     10,359     76.4                    9,864       82.8
                                   ------------------------------------------              ----------------------
         Total revenues                15,787      2,236     13,551    100.0                   11,908      100.0
                                   ------------------------------------------              ----------------------

Operating expenses:
      Cost of license fees                662        121        541      4.0                      437        3.7
      Cost of services                  6,828      1,279      5,549     40.9                    5,418       45.5
      Sales and marketing               3,270        366      2,904     21.4                    2,148       18.0
      Research and development          2,071        246      1,825     13.5                    1,782       15.0
      General and administrative        3,417        954      2,463     18.2                    1,821       15.3
                                   ------------------------------------------              ----------------------
         Total operating expenses      16,248      2,966     13,282     98.0                   11,606       97.5
                                   ------------------------------------------              ----------------------
Operating income (loss)                  (461)      (730)       269      2.0                      302        2.5
                                   ------------------------------------------              ----------------------
Other income (expense):
      Interest income                      38          1         37      0.3                       16        0.1
      Interest expense                   (105)        (2)      (103)    (0.8)                    (108)      (0.9)
      Other income (expense)              (16)       (15)        (1)    (0.0)                      32        0.3
                                   ------------------------------------------              ----------------------
         Other expense, net               (83)       (16)       (67)    (0.5)                     (60)      (0.5)
                                   ------------------------------------------              ----------------------
Net income (loss)                     $  (544)    $ (746)   $   202      1.5%                 $  242         2.0%
                                   ==========================================              ======================

Note: The following discussions relate to changes in the results of operations, excluding France and Germany for the periods presented.

Total Revenues

Total revenues decreased 12.1% for the three months ended March 31, 2000, compared to the three months ended March 31, 1999. The decrease was mainly attributable to a decrease in services and license revenue in the US operations due to a lockdown by certain customers in January and February 2000 relating to their transition to the Year 2000.

The Company derived approximately $4.2 million and $4.8 million or 30.9% and 40.0%, respectively, of its total revenues, from customers outside of the United States for the three months ended March 31, 1999 and 2000, respectively. The Company expects that such revenues will continue to represent a significant percentage of its total revenues in the future. Most of the Company's international license fees and services revenue are denominated in foreign currencies. Fluctuations in the value of foreign currencies relative to the US dollar in the future could result in fluctuations in the Company's revenue.

License Fees

License fees include revenues from software license agreements entered into between the Company and its customers with respect to both the Company's products and, to a lesser degree, third party products resold by the Company. Total license fees decreased $1.1 million for the three months ended March 31, 2000, as compared to the three months ended March 31, 1999. License fees for the March 31, 1999 period included a significant number of installed base customers who upgraded to a Year 2000 certified version of the Company's software.

Services Revenue

Services revenue includes fees from software maintenance agreements, training, installation and consulting services. Maintenance fees, including first year maintenance, are billed separately and are recognized ratably over the period of the maintenance agreement. Training and consulting services revenue are recognized as the services are performed. Services revenue decreased 4.8% for the three months ended March 31, 2000, as compared to the three months ended March 31, 1999. The decrease was mainly due to a decrease in demand for implementation services in January and February 2000 due to a lockdown by certain customers relating to their transition to the year 2000.

Cost of License Fees

Cost of license fees consists primarily of amounts paid to third parties with respect to products resold by the Company in conjunction with licensing of the Company's products, amortization of capitalized software development costs, and, to a lesser extent, the costs of documentation. The elements can vary substantially from period to period as a percentage of license fees.

Cost of license fees decreased during the three months ended March 31, 2000 as compared to the corresponding prior year period due to a decrease in costs of documentation and a decrease in payments to third parties related to the decrease in license revenue.

Cost of Services

Cost of services consists primarily of personnel costs for product quality assurances, training, installation, consulting and customer support.

Cost of services decreased 2.4% for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999. The decrease is primarily due to lower services revenue and a decrease in third party services.

Sales and Marketing

Sales and marketing expenses consist primarily of salaries, commission and bonuses paid to sales and marketing personnel, as well as travel and promotional expenses.

Sales and marketing expenses decreased 26.0% for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999, as a result of lower headcount and lower commissions due to lower license revenue.

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

Research and development expenses were $1.8 million in the first quarter of 1999 and 2000. The Company capitalized $0.4 million in software development costs in the first quarter of 2000 as compared to $0.3 million in the first quarter of 1999. The rate of capitalization of software development costs may fluctuate depending on the mix and stage of development of the Company's product development and engineering projects. Including capitalized software, overall spending increased slightly due to increased spending on its new suite of products offset by a decrease in spending for the Yorvik product.

General and Administrative

General and administrative expenses consist primarily of salaries for administrative, executive and financial personnel, and outside professional fees. General and administrative expenses decreased 26.1% for the three months ended March 31, 2000, as compared to the three months ended March 31, 1999, primarily due to a reduction of a reserve for sales taxes resulting from conclusion of the related tax audits.

Other Income (Expense)

Other income (expense) net remained substantially flat for the three months ended March 31, 1999 and 2000. Interest expense is a result of the interest on the revolving line of credit and term loan. (See Note 2 to the Consolidated Interim Financial Statements.)

Segment Information

Beginning on January 1, 2000, the Company was reorganized into three separate business segments. (See Note 6 to the Consolidated Interim Financial Statements). For the three months ended March 31, 2000 the Business Process Solutions segment had license fee revenues, services revenue and operating income of $1.4 million, $8.1 million and $1.9 million , respectively , relating mainly to revenues earned from the installed base. The AXSPoint Solutions segment had license fee revenues, services revenue and operating income of $0.6 million, $0.7 million and $0.5 million , respectively , and represented new license fee revenue relating to sales of its new AXSPoint Solutions products. The Professional Services Automation segment had services revenue of $1.0 million and breakeven operating results relating mainly to maintenance revenue from its installed base as well as implementation fees to install its products.

Liquidity and Capital Resources

The available amount under the revolving line of credit at March 31, 2000 was approximately $1.6 million. The available amount under all term loans at March 31, 2000 was approximately $0.7 million. (See Note 2 to the Consolidated Interim Financial Statements).

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

The Company's operating activities provided (used) cash of ($1.6) million and $1.3 million for the three months ended March 31, 1999 and 2000, respectively. Net cash used by operations during the three months ended March 31, 1999 was comprised of the net loss offset by depreciation and amortization expense, and an increase in accounts receivable, net of deferred revenue, totaling $1.6 million. Net cash provided by operations during the three months ended March 31, 2000 was comprised of the net income, a decrease in accounts receivable and an increase in deferred revenue partially offset by a decrease in accounts payable and accrued expenses.

The Company's investing activities used cash of $0.7 million and $0.6 million for the three months ended March 31, 1999 and 2000, respectively. The uses in 1999 and 2000 were for capitalized software development costs and the purchase of equipment and leasehold improvements.

Cash provided by financing activities was $38 thousand and $1.7 million during the three months ended March 31, 1999 and 2000, respectively, and related mainly to borrowings under the revolving line of credit for 1999, and proceeds received from the exercise of stock options and warrants in 2000, partially offset by repayments of debt.

The Company has no significant capital commitments. Planned capital expenditures for 2000 total approximately $0.9 million. The Company's aggregate minimum operating lease payments for 2000 will be approximately $2.0 million. The Company expects that its operating cash flow will be sufficient to fund the Company's working capital requirements through 2000. However, the Company's ability to achieve this result is affected by the extent of cash generated from operations and the pace at which the Company utilizes its available resources. Accordingly, the Company may in the future be required to seek additional sources of financing including the issuance of debt and/or sale of equity securities. No assurance can be given that any such additional sources of financing will be available on acceptable terms or at all.

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

The information below summarizes the Company's market risk associated with its debt obligation as of March 31, 2000. Fair value included herein has been estimated taking into consideration the nature and term of the debt instrument and the prevailing economic and market conditions at the balance sheet date. The table below presents principal cash flows by year of maturity based on the terms of the debt. The variable interest rate disclosed represents the rate at March 31, 2000. Changes in the prime interest rate during fiscal 2000 will have a positive or negative effect on the Company's interest expense. Each 1% fluctuation in the prime interest rate will increase or decrease annual interest expense for the Company by approximately $33,000, based on the debt outstanding as of March 31, 2000. Further information specific to the Company's debt is presented in Note 2 to the Consolidated Interim Financial Statements.

                                 (In thousands)
                                                           Year of Maturity
                                                      --------------------------
                     Variable    Estimated
                     Interest    Fair       Carrying
Description          Rate        Value      Amount     2000      2001      2002
--------------------------------------------------------------------------------

Term loan            10.50%      $3,322     $3,322     $900     $1,200    $1,222

Certain Factors That May Affect Future Results and Financial Condition and the Market Price of Securities

See the Company's 1999 Annual Report on Form 10K for a discussion of risk factors.

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

Item 6. Exhibits and Reports on Form 8-K

Exhibits

      Exhibit 27 - Financial Data Schedule (Edgar filing only).

Reports on Form 8-K - On January 13, 2000 the Company filed a Report on Form 8K relating to the sale of its French subsidiary on December 29, 1999.

COMPUTRON SOFTWARE, INC.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      COMPUTRON SOFTWARE, INC.


Date: May 12, 2000                    By:  : /s/ Michael R. Jorgensen
                                           ---------------------------
                                           Michael R. Jorgensen
                                           Executive Vice President, Chief
                                           Financial Officer and Treasurer


                                     By:   : /s/ William G. Levering III
                                           -----------------------------
                                           William G. Levering III
                                           Vice President, Corporate Controller,
                                           Chief Accounting Officer