Form 10-Q
period 2000-06-30
COMPUTRON SOFTWARE INC
filed 2000-08-11
CIK 947427

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the quarter ended   June 30, 2000        Commission File Number     1-13591

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

                                 YES |X| NO |_|

  Number of shares outstanding of the issuer's common stock as of July 28, 2000

                 Class                            Number of Shares Outstanding
-----------------------------------------       --------------------------------
 Common Stock, par value $0.01 per share                  24,784,742

                            COMPUTRON SOFTWARE, INC.

                                      INDEX

                                                                                        Page
PART I  FINANCIAL INFORMATION                                                          Number
                                                                                       ------
        Item 1.  Financial Statements

                     Consolidated Balance Sheets
                         December 31, 1999 and June 30, 2000 (unaudited) .............    3
                     Consolidated Statements of Operations
                         (unaudited) Three and six months ended June 30, 1999 and 2000    4
                     Consolidated Statements of Comprehensive Loss
                         (unaudited) Three and six months ended June 30, 1999 and 2000    5
                     Consolidated Statements of Cash Flows (unaudited)
                         Six months ended June 30, 1999 and 2000 .....................    6
                     Notes to Consolidated Interim Financial Statements ..............    7

        Item 2.  Management's Discussion and Analysis of Financial
                     Condition and Results of Operations .............................   12

        Item 3.  Quantitative and Qualitative Disclosures About Market Risk ..........   19

PART II OTHER INFORMATION

        Item 1.  Legal Proceedings ...................................................   21

        Item 4.  Submission of Matters to a Vote of Security Holders .................   21

        Item 6.  Exhibits and Reports on Form 8-K ....................................   21

SIGNATURES

        Signatures ...................................................................   22

                            COMPUTRON SOFTWARE, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except per share data)

                                                                               December 31,   June 30,
                                                                                   1999        2000
                                                                                 --------    --------
                                      ASSETS                                                (Unaudited)
Current assets:
  Cash and cash equivalents                                                      $  1,154    $  2,045
  Restricted cash                                                                     301         296
  Accounts receivable, net of allowance for doubtful accounts of $ 1,315
    and $1,025 at December 31, 1999 and June 30, 2000, respectively                11,153      10,751
  Prepaid expenses and other current assets                                           954         821
                                                                                 ========    ========
      Total current assets                                                         13,562      13,913
                                                                                 ========    ========
Equipment and leasehold improvements, at cost:
  Computer and office equipment                                                    11,605      11,800
  Furniture and fixtures                                                            1,204       1,305
  Leasehold improvements                                                            1,087       1,081
                                                                                 --------    --------
                                                                                   13,896      14,186
  Less--accumulated depreciation and amortization                                  12,052      12,714
                                                                                 --------    --------
                                                                                    1,844       1,472
                                                                                 --------    --------
Capitalized software development costs, net of accumulated amortization
   of  $4,998 and  $5,307 at December 31, 1999 and June 30, 2000, respectively      2,002       2,616
Other assets                                                                           93          86
                                                                                 --------    --------
                                                                                 $ 17,501    $ 18,087
                                                                                 ========    ========

                     LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Current portion of long-term debt and capital lease obligations                $  1,105    $  1,201
  Accounts payable                                                                  3,083       2,334
  Accrued expenses                                                                  7,202       5,365
  Other current liabilities                                                           500         500
  Deferred revenue                                                                  8,534      10,317
                                                                                 ========    ========
      Total current liabilities                                                    20,424      19,717
                                                                                 --------    --------
Long-term liabilities:
Long-term debt and capital lease obligations, net of current portion                2,425       1,825
                                                                                 ========    ========
Commitments and contingencies
Stockholders' deficit:
    Preferred stock, $.01 par value, authorized 5,000
      shares, no shares issued and outstanding                                         --          --
    Common stock, $.01 par value, authorized 50,000 shares;
      23,923 and 24,785 shares issued and outstanding at
      December 31, 1999 and June 30, 2000, respectively                               239         248
    Additional paid-in capital                                                     70,141      72,032
    Accumulated deficit                                                           (75,739)    (75,762)
    Accumulated other comprehensive income                                             11          27
                                                                                 ========    ========
      Total stockholders' deficit                                                  (5,348)     (3,455)
                                                                                 --------    --------
                                                                                 $ 17,501    $ 18,087
                                                                                 ========    ========

The accompanying notes are an integral part of these consolidated financial statements.

                            COMPUTRON SOFTWARE, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)
                                  (Unaudited)

                                      Three Months Ended       Six Months Ended
                                     --------------------    --------------------
                                     June 30,    June 30,    June 30,    June 30,
                                       1999        2000        1999        2000
                                     --------    --------    --------    --------
Revenues:
    License fees                     $  2,332    $  1,689    $  5,849    $  3,733
    Services                           13,057      10,588      25,327      20,453
                                     --------    --------    --------    --------
      Total revenues                   15,389      12,277      31,176      24,186
                                     --------    --------    --------    --------

Operating expenses:
    Cost of license fees                  554         259       1,216         697
    Cost of services                    6,710       5,523      13,545      10,940
    Sales and marketing                 3,100       2,340       6,372       4,488
    Research and development            2,013       1,740       4,080       3,523
    General and administrative          3,503       2,606       6,915       4,427
                                     --------    --------    --------    --------
      Total operating expenses         15,880      12,468      32,128      24,075
                                     --------    --------    --------    --------
Operating income (loss)                  (491)       (191)       (952)        111
                                     --------    --------    --------    --------
Other income (expense):
    Loss on sale of subsidiary           (261)         --        (261)         --
    Interest income                        19          29          57          45
    Interest expense                     (111)        (91)       (216)       (199)
    Other expense                         (55)        (12)        (71)         20
                                     --------    --------    --------    --------
      Other expense, net                 (408)        (74)       (491)       (134)
                                     --------    --------    --------    --------
Net loss                             $   (899)   $   (265)   $ (1,443)   $    (23)
                                     ========    ========    ========    ========

Basic and diluted net loss per
         common share                $  (0.04)   $  (0.01)   $  (0.06)   $     --
                                     ========    ========    ========    ========
Weighted average basic and diluted
      common shares outstanding        23,914      24,778      23,914      24,462
                                     ========    ========    ========    ========

The accompanying notes are an integral part of these consolidated financial statements.

                            COMPUTRON SOFTWARE, INC.
                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                 (In thousands)
                                   (Unaudited)

                                   Three Months Ended               Six Months Ended
                               ----------------------------   -----------------------------
                                        June 30,                        June 30,
                               ----------------------------   -----------------------------
                                   1999           2000            1999            2000
                               -------------   ------------   -------------   -------------
Net loss                       $       (899)   $      (265)   $     (1,443)   $        (23)
Translation adjustment                  440              3             154              16
                               -------------   ------------   -------------   -------------
    Comprehensive loss         $       (459)   $      (262)   $     (1,289)   $         (7)
                               =============   ============   =============   =============

The accompanying notes are an integral part of these consolidated financial statements.

                            COMPUTRON SOFTWARE, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                                                     Six Months Ended June 30,
                                                                          1999       2000
                                                                        -------    -------
Cash flows from operating activities:
Net loss                                                                $(1,443)   $   (23)
Adjustments to reconcile net loss to net cash flows
       provided by (used in) operating activities
             Depreciation and amortization                                1,503      1,064
             Provision for doubtful accounts                                198         63
             Loss on sale of subsidiary                                     261         --
Changes in current assets and liabilities, net of divestiture
             Restricted cash                                              4,307         --
             Accounts receivable                                         (2,998)       117
             Prepaid expenses and other current assets                      533        117
             Accounts payable and accrued expenses                         (264)    (2,423)
             Due to shareholders                                         (4,404)        --
             Deferred revenue                                             1,190      2,010
                                                                        -------    -------
Net cash flows provided by (used in) operating activities                (1,117)       925
                                                                        -------    -------
Cash flows from investing activities:
             Change in other assets                                         (11)         6
             Net proceeds from sale of subsidiary                         1,191         --
             Capitalized software development costs                        (650)      (923)
             Purchase of equipment and leasehold improvements              (465)      (433)
                                                                        -------    -------
Net cash flows provided by (used in) investing activities                    65     (1,350)
                                                                        -------    -------
Cash flows from financing activities:
             Proceeds from exercise of stock options and warrants            --      1,900

             Payments of long term debt and capital lease obligations      (846)      (504)
                                                                        -------    -------
Net cash flows provided by (used in) financing activities                  (846)     1,396
                                                                        -------    -------
Foreign currency exchange rate effects                                     (532)       (80)
                                                                        -------    -------
Net increase (decrease) in cash and cash equivalents                     (2,430)       891

Cash and cash equivalents, beginning of period                            4,009      1,154
                                                                        -------    -------
Cash and cash equivalents, end of period                                $ 1,579    $ 2,045
                                                                        =======    =======
Supplemental disclosures of cash flow information
and noncash financing activities:
             Cash paid during the period for -
                        Interest                                        $   178    $   205
                                                                        =======    =======
                        Income taxes                                    $    30    $    11
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

Basis of Presentation:

The accompanying consolidated financial statements include the accounts of Computron Software, Inc.; and its wholly owned subsidiaries located in Australia, Canada, Poland, Singapore, South Africa and the United Kingdom (collectively, the "Company" and in 1999 also included subsidiaries in France and Germany) (see Note 5 for discussion of the sales of these subsidiaries in
1999). All significant intercompany transactions and balances have been eliminated.

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

The results of operations for the three and six months ended June 30, 2000 are not necessarily indicative of results to be expected for any future periods.

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

Borrowings under the revolving line of credit bear interest at prime rate plus 1.25%. The Agreement provides for yearly fees as follows: (i) $111 in year one, $86 in years two and three and (ii) an unused revolving line of credit fee of
 .375% per annum. The Agreement is secured by substantially all domestic assets of the Company together with a pledge of 65% of the stock of its foreign subsidiaries, and contains certain financial restrictive covenants. Under the revolving line of credit the Company currently has available the lesser of $5 million or 85% of eligible receivables, as defined. The net available amount under the revolving line of credit at June 30, 2000 is approximately $2.4 million of which no amounts were outstanding. The Company was in compliance with the covenants as of June 30, 2000.

The Initial Term Loan provided for $5 million available in one drawdown which the Company borrowed on the closing date. The Initial Term Loan bears interest at the prime rate as defined (9.5% at June 30, 2000) plus 1.5%, and was repayable in 36 monthly installments beginning May 1, 1998.

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

Amendment No. 7 provides a limitation that if the total outstanding balance of term loans exceeds the lessor of (i) 45% of eligible maintenance revenues through March 31, 2001, 40% of eligible maintenance revenues from April 1, 2001 through March 31, 2002, 30% of eligible maintenance revenues from April 1, 2002 through March 31, 2003 and (ii) $4.0 million, then the Company is required to prepay the principal amount in an amount sufficient to cause the aggregate principal amount of the term loans to be less than or equal to the relevant limits set forth above. As of June 30, 2000, eligible maintenance revenues totaled approximately $10,030. Based on this limitation, the amount available at June 30, 2000 under all of the term loans is $750.

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

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share is the same as basic net loss per common share since the effect of stock options and warrants is anti-dilutive.

                            COMPUTRON SOFTWARE, INC.
         NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (continued)
                      (In thousands, except per share data)

(5)   DIVESTITURES

On June 1, 1999 and December 29, 1999, the Company sold its wholly-owned subsidiaries located in Germany and France, respectively. The Company received net proceeds of $1,191 on the sale of its German subsidiary. The Company funded the working capital deficiency for its French subsidiary, during December 1999, in the amount of $1,253. In addition, the Company is required to pay an additional $500 to its former French subsidiary on or prior to October 31, 2000, which is reflected as other current liabilities on the accompanying December 31, 1999 and June 30, 2000 consolidated balance sheets.

The following table sets forth significant financial data of the French and German subsidiaries for the three and six months ended June 30, 1999.

                                         Three Months Ended     Six Months Ended
                                            June 30, 1999        June 30, 1999
                                         ------------------     ----------------
Revenues:
    License fees                               $   159               $   485
    Services                                     1,711                 3,621
                                               -------               -------
                                                 1,870                 4,106
                                               -------               -------

Total operating expenses                         2,402                 5,368
                                               -------               -------
Operating loss                                    (532)               (1,262)
    Other loss, net                                (20)                  (36)
                                               -------               -------
Net loss                                       $  (552)              $(1,298)
                                               =======               =======

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

Summarized financial information concerning the Company's reportable segments is shown in the following table. The Chief Executive Officer uses the information below in this format while making decisions about allocating resources to each segment and assessing its performance. Segment information for the 1999 periods are not shown as it is not practical to do so.

                                   Business              Professional
                                   Process    AXS Point    Services
                                   Solutions  Solutions   Automation    Total
                                   ---------  ---------   ----------   -------
Three Months Ended June 30, 2000
Revenues:
     License fees ..............   $ 1,448     $   185      $    56    $ 1,689
     Services ..................     8,586         851        1,151     10,588
                                   -------     -------      -------    -------
Total Revenues .................    10,034       1,036        1,207     12,277
Operating income (loss) ........     2,253          (6)         349      2,596
Total assets ...................    14,625       1,889        1,573     18,087
Capital expenditures ...........       242          19           18        279
Depreciation and amortization ..       528          27           25        580


Six Months Ended June 30, 2000
Revenues:
     License fees ..............   $ 2,873     $   785      $    75    $ 3,733
     Services ..................    16,719       1,592        2,142     20,453
                                   -------     -------      -------    -------
Total Revenues .................    19,592       2,377        2,217     24,186
Operating income ...............     4,108         466          339      4,913
Total assets ...................    14,625       1,889        1,573     18,087
Capital expenditures ...........       374          31           28        433
Depreciation and amortization ..       957          56           51      1,064

Reconciliation of segment operating income to consolidated operating income
(loss):

                                                        Three Months            Six Months
                                                    Ended June 30, 2000    Ended June 30, 2000
                                                    -------------------    -------------------
Operating income from reportable segments                  $ 2,596               $ 4,913
Unallocated general and administrative expense              (2,470)               (4,148)
Other corporate unallocated expenses                          (317)                 (654)
                                                           -------               -------
Total consolidated operating income (loss)                 $  (191)              $   111
                                                           =======               =======

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

In April and June 1996, respectively, the Company acquired the Financial Services Division of Generale de Service Informatique (GSI) based in Paris, France, and a portion of the business and assets of AT&T Istel and Co., GMBH, in Essen, Germany. These operations primarily provided software products and services in their respective countries. Both of these entities were sold during 1999. See below for the impact of these divestitures.

In 1999 the Company started a major development effort to build a suite of electronic commerce solutions based upon its next generation n-tier Internet-architecture. This new family of products, e-Cellerator products, is designed to meet the needs of organizations that wish to conduct business across the Internet. E-Cellerator products are used to build two families of solutions, TransAXS solutions and AXSPoint solutions. TransAXS solutions are designed to enable businesses to conduct business transactions across the Internet. AXSPoint solutions are designed to enable organizations to exchange information and knowledge across the Internet. These two families of solutions were announced in the fourth quarter of 1999, and TransAXS solutions and AXSPoint solutions modules will become available throughout 2000 and beyond. See "Item 1. Business" in the Company's 1999 Annual Report on Form 10K.

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

The Company incurred net losses of $13.6 million, $9.0 million and $3.7 million in 1997, 1998 and 1999, respectively and operating losses of $4.8 million, $8.9 million and $1.2 million in 1997, 1998 and 1999, respectively. Operating losses incurred by the Company's French and German subsidiaries, which were sold in 1999, totaled $4.3 million, $3.7 and $2.4 million for 1997, 1998 and 1999, respectively. The Company reported a net loss of $23 thousand for the six months ended June 30, 2000 and operating income of $0.1 million for the same period.

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

In December 1999, the United States Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. The effective date of this pronouncement is the fourth quarter of the fiscal year beginning after December 15, 1999. The Company believes that adopting SAB 101 will not have material impact on our financial position and results of operations.

In March 2000, the FASB issued FASB Interpretation No. 44, or FIN 44, "Accounting for Certain Transactions involving Stock Compensation," an interpretation of APB Opinion No. 25 FIN 44 clarifies the application of Opinion 25 for (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequence for various modifications to the terms of a previously fixed stock option or award and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain provisions cover specific events that occurred after either December 15, 1998 or January 12 2000. The adoption of certain other provisions of FIN 44 did not have a material effect on our financial statements. The Company does not expect that the adoption of the remaining provisions will have a material impact on our financial statements.

Euro Currency

On January 1, 1999, certain countries of the European Union established fixed conversion rates between their existing currencies and one common currency, the euro. The euro then began to trade on currency exchanges and to be used in business transactions. Beginning in January 2002, new euro-denominated currencies will be issued and the existing local currencies will be withdrawn from circulation by July 1, 2002. The Company derived approximately 37.9% of its total revenues outside the United States for 1999, a significant portion of which is in Europe. The Company derived approximately 40% of its total revenues outside the United States for the six months ended June 30, 2000. The Company has not completed its assessment of the potential impact of the euro conversion. However, at present, the Company believes the euro conversion will not have a material effect on the Company's consolidated financial position or results of operations.

Results of Operations

The following tables set forth certain operating data (for the periods indicated) including and excluding the French and German subsidiaries sold during 1999. The operating data excluding French and German subsidiaries sold during 1999 is also shown as a percentage of total revenues:

                                            Six Months Ended June 30, 1999           Six Months Ended June 30, 2000
                                   ---------------------------------------------   --------------------------------
                                                           Excluding   Data as a                  Data as a
                                       As      France &     France &  percent of          As      percent of
(In thousands)                      Reported   Germany      Germany     revenue        Reported    revenue
                                   ---------------------------------------------       ---------------------
                                                    Unaudited                                Unaudited
Revenues:
      License fees                  $  2,332    $    159    $  2,173       16.1%        $  1,689       13.8%
      Services                        13,057       1,711      11,346       83.9           10,588       86.2
                                   ---------------------------------------------       ---------------------
         Total revenues               15,389       1,870      13,519      100.0           12,277      100.0
                                   ---------------------------------------------       ---------------------

Operating expenses:
      Cost of license fees               554          70         484        3.6              259        2.1
      Cost of services                 6,710       1,023       5,687       42.1            5,523       45.0
      Sales and marketing              3,100         291       2,809       20.8            2,340       19.1
      Research and development         2,013         156       1,857       13.7            1,740       14.2
      General and administrative       3,503         862       2,641       19.5            2,606       21.2
                                   ---------------------------------------------       ---------------------
         Total operating expenses     15,880       2,402      13,478       99.7           12,468      101.6
                                   ---------------------------------------------       ---------------------
Operating income (loss)                 (491)       (532)         41        0.3             (191)      (1.6)
                                   ---------------------------------------------       ---------------------
Other income (expense):
      Loss on sale of subsidiary        (261)       (261)         --         --               --         --
      Interest income                     19           1          18        0.1               29        0.2
      Interest expense                  (111)         (5)       (106)      (0.7)             (91)      (0.7)
      Other expense                      (55)        (16)        (39)      (0.3)             (12)      (0.1)
                                   ---------------------------------------------       ---------------------
         Other expense, net             (408)       (281)       (127)      (0.9)             (74)      (0.6)
                                   ---------------------------------------------       ---------------------
Net loss                            $   (899)   $   (813)   $    (86)      (0.6)%       $   (265)      (2.2)%
                                   =============================================       =====================

                                            Six Months Ended June 30, 1999           Six Months Ended June 30, 2000
                                   ---------------------------------------------   --------------------------------
                                                           Excluding   Data as a                  Data as a
                                       As      France &     France &  percent of          As      percent of
(In thousands)                      Reported   Germany      Germany     revenue        Reported    revenue
                                   ---------------------------------------------       ---------------------
                                                    Unaudited                                Unaudited
Revenues:
      License fees                  $  5,849    $    485    $  5,364       19.8%        $  3,733       15.4%
      Services                        25,327       3,621      21,706       80.2           20,453       84.6
                                   ---------------------------------------------       ---------------------
         Total revenues               31,176       4,106      27,070      100.0           24,186      100.0
                                   ---------------------------------------------       ---------------------

Operating expenses:
      Cost of license fees             1,216         191       1,025        3.8              697        2.9
      Cost of services                13,545       2,302      11,243       41.5           10,940       45.2
      Sales and marketing              6,372         657       5,715       21.1            4,488       18.6
      Research and development         4,080         402       3,678       13.6            3,523       14.6
      General and administrative       6,915       1,816       5,099       18.8            4,427       18.3
                                   ---------------------------------------------       ---------------------
         Total operating expenses     32,128       5,368      26,760       98.9           24,075       99.5
                                   ---------------------------------------------       ---------------------
Operating income (loss)                 (952)     (1,262)        310        1.1              111        0.5
                                   ---------------------------------------------       ---------------------
Other income (expense):
      Loss on sale of subsidiary        (261)       (261)         --         --               --         --
      Interest income                     57           3          54        0.2               45        0.2
      Interest expense                  (216)         (7)       (209)      (0.8)            (199)      (0.8)
      Other expense                      (71)        (32)        (39)      (0.1)              20        0.1
                                   ---------------------------------------------       ---------------------
         Other expense, net             (491)       (297)       (194)      (0.7)            (134)      (0.6)
                                   ---------------------------------------------       ---------------------
Net income (loss)                   $ (1,443)   $ (1,559)   $    116        0.4%        $    (23)      (0.1)%
                                   =============================================       =====================

Note: The following discussions relate to changes in the results of operations, excluding France and Germany for the periods presented.

Total Revenues

Total revenues decreased 9.2% and 10.7% for the three and six months ended June 30, 2000, compared to the corresponding prior year periods. The decrease in 2000 is mainly attributable to a decrease in service and license revenues in the U.S. operation from the high service and license revenue in 1999 due to customer preparation for the Year 2000. The decrease is also a result of a normal industry lag in selling newly introduced products, as the Company introduced several new Internet-enabled products during 2000.

The Company derived approximately $4.9 million and $9.7 million, or 39.9% and 39.9% of its total revenues, from customers outside of the United States for the three and six months ended June 30, 2000, respectively, compared to $4.3 million and $8.5 million, or 31.9% and 31.4%, respectively, for the corresponding prior year periods. The Company expects that revenues from customers outside the United States will continue to represent a significant percentage of its total revenues in the future. Most of the Company's international license fees and services revenue are denominated in foreign currencies. Fluctuations in the value of foreign currencies relative to the U.S. dollar, in the future could result in fluctuations in the Company's revenue.

License Fees

License fees include revenues from software license agreements entered into between the Company and its customers with respect to both the Company's products and, to a lesser degree, third party products resold by the Company. Total license fees decreased $0.5 million and $1.6 million for the three and six months ended June 30, 2000, respectively, as compared to the prior year periods. As the Company expected sales of back office financial products to decline after entities upgraded to Year 2000 compliant versions, the Company began developing and selling, in 2000, new Internet-enabled products and solutions. The Company expected and budgeted for a slight decrease in license fees as it launched its new product lines. License fees for the six months ended June 30, 1999 included a significant number of installed base customers who upgraded to a Year 2000 certified version of the Company's software.

Services Revenue

Services revenue includes fees from software maintenance agreements, training, installation and consulting services. Maintenance fees, including first year maintenance, are billed separately and are recognized ratably over the period of the maintenance agreement. Training and consulting service revenues are recognized as the services are performed. Services revenue decreased 6.7% and 5.8% for the three and six months ended June 30, 2000, respectively, as compared to the comparable prior year periods. The majority of the decrease for the three and six month periods relates to lower service revenues in the U.S. operations, due in part to lower license sales and a Year 2000 lockdown earlier in the year.

Cost of License Fees

Cost of license fees consists primarily of amortization of capitalized software development costs, amounts paid to third parties with respect to products resold by the Company in conjunction with licensing of the Company's products and, to a lesser extent, the costs of documentation. The elements can vary substantially from period to period as a percentage of license fees.

Cost of license fees decreased $0.2 million and $0.3 million for the three and six months ended June 30, 2000, respectively, as compared to the corresponding prior year periods due to the related decrease in license sales and a decrease in costs of documentation.

Cost of Services

Cost of services consists primarily of personnel costs for product quality assurances, training, installation, consulting and customer support. Cost of services decreased 2.9% and 2.7% for the three and six months ended June 30, 2000, respectively, as compared to the corresponding prior year periods. The decrease is primarily due to a decrease in services revenue and a related decrease in third party service costs.

Sales and Marketing

Sales and marketing expenses consist primarily of salaries, commission and bonuses paid to sales and marketing personnel, as well as travel and promotional expenses.

Sales and marketing expenses decreased 16.7% and 21.5% for the three and six months ended June 30, 2000, respectively, as compared to the comparable prior year periods, as a result of lower commissions due to lower license revenue. The decrease is also attributed to a reduction in marketing costs in the UK and Canada operations and a lower headcount in the U.S.

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

Research and development expenses decreased to $1.7 million and $3.5 million for the three and six months ended June 30, 2000, respectively, from $1.9 million and $3.7 million for the comparable prior year periods mainly due to a decrease in research and development expenses for the Yorvik product, as well as an increase in capitalized software development costs. The Company capitalized $0.9 million in software development costs for the six months ended June 30, 2000 as compared to $0.6 million for the comparable prior year period. The rate of capitalization of software development costs may fluctuate depending on the mix and stage of development of the Company's product development and engineering products.

General and Administrative

General and administrative expenses consist primarily of salaries for administrative, executive and financial personnel, and outside professional fees. General and administrative expenses decreased 1.3% and 13.2% for the three and six months ended June 30, 2000, as compared to the comparable prior year periods. The decrease, for the three and six month periods, is the result of a reduction in headcount, offset by an increase in legal fees. For the six month period, the decrease is also due to a reduction of a reserve for sales taxes resulting from conclusion of the related tax audits.

Other Income (Expense)

Other income (expense) net decreased to $(74) and $(134) for the three and six months ended June 30, 2000, respectively, from $(127) and $(194) for the three and six months ended June 30, 1999, respectively, primarily due to higher interest income from increased cash balances and lower interest expense due to less borrowing. Interest expense is a result of the interest on a revolving line of credit and term loan (see Note 2 to the Consolidated Interim Financial Statements).

Segment Information

Beginning on January 1, 2000, the Company was reorganized into three separate business segments. (See Note 6 to the Consolidated Interim Financial Statements). For the three and six months ended June 30, 2000 the Business Process Solutions segment had license fee revenues of $1.4 million and $2.9 million, respectively, services revenue of $8.6 million and $16.7 million, respectively, and operating income of $2.3 million and $4.1 million, respectively, relating mainly to revenues earned from the installed base. The AXSPoint Solutions segment had license fee revenues of $0.2 million and $0.8 million, respectively, services revenue of $0.9 million and $1.6 million, respectively, and operating income of breakeven and $0.5 million, respectively, which represented new license fee revenue relating to sales of its new AXSPoint Solutions products as well as maintenance revenue from its installed base. The Professional Services Automation segment had services revenue of $1.2 million and $2.1 million, respectively, for the three and six months ended June 30, 2000 and operating income of $0.3 million for both periods relating mainly to maintenance revenue from its installed base as well as implementation fees to install its products.

Liquidity and Capital Resources

The available amount under the revolving line of credit at June 30, 2000 was approximately $2.4 million. The available amount under all term loans at June 30, 2000 was approximately $750 thousand. (See Note 2 to the Consolidated Interim Financial Statements).

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

The Company's operating activities provided (used) cash of ($1.1) million and $0.9 million for the six months ended June 30, 1999 and 2000, respectively. Net cash used by operations during the six months ended June 30, 1999 was comprised primarily of the net loss offset by depreciation and amortization expense and an increase in accounts receivable, net of deferred revenue, totaling $1.8 million. Net cash provided by operations during the six months ended June 30, 2000 was comprised primarily of depreciation and amortization, an increase in deferred revenue and a decrease in accounts payable and accrued expenses.

The Company's investing activities provided (used) cash of $65 thousand and $(1.3) million for the six months ended June 30, 1999 and 2000, respectively. Cash provided for the six months ended June 30, 1999 included proceeds from the sale of the German subsidiary of $1.2 million offset by cash used for capitalized software development costs and the purchase of equipment. The principal uses during 2000 were equipment purchases and an increase in capitalized software development costs.

Cash provided (used) by financing activities was $(0.8) million and $1.4 million for the six months ended June 30, 1999 and 2000, respectively, and related mainly to repayments of debt in 1999 and 2000. In addition, the Company received $1.9 million in proceeds from the exercise of stock options and warrants for the six months ended June 30, 2000.

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

The information below summarizes the Company's market risk associated with its debt obligation as of June 30, 2000. Fair value included herein has been estimated taking into consideration the nature and term of the debt instrument and the prevailing economic and market conditions at the balance sheet date. The table below presents principal cash flows by year of maturity based on the terms of the debt. The variable interest rate disclosed represents the rate at June 30, 2000. Changes in the prime interest rate during fiscal 2000 will have a positive or negative effect on the Company's interest expense. Each 1% fluctuation in the prime interest rate will increase or decrease annual interest expense for the Company by approximately $30,000, based on the debt outstanding as of June 30, 2000. Further information specific to the Company's debt is presented in Note 2 to the Consolidated Interim Financial Statements.

                               (In thousands)
                                                          Year of Maturity
                                                       ----------------------
                   Variable
                   Interest   Estimated      Carrying
Description        Rate       Fair Value     Amount    2000     2001     2002
-----------------------------------------------------------------------------

Term loan          11.00%     $3,022         $3,022    $600     $1,200   $1,222

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

Item 4. Submission of Matters to a Vote of Security Holders

At the Company's Annual Meeting of Stockholders on June 14, 2000, the Stockholders voted to ratify the appointment of KPMG LLP as the Company's independent auditors for 2000 (19,248,229 votes for, 18,467 votes against, 24,556 votes abstained). Further, at the Annual Meeting of Stockholders held on June 14, 2000, the following directors were nominated and elected by the votes indicated:

                                       Votes For              Votes Withheld
Elias Typaldos                        19,257,533                 33,719
John Rade                             19,254,931                 36,321
Gennaro Vendome                       19,257,358                 33,894
Daniel Burch                          19,251,839                 39,413
Robert Migliorino                     19,253,108                 38,144
William E. Vogel                      19,253,339                 37,913
Eugene Weber                          19,255,083                 36,169
Edwin T. Brondo                       19,254,283                 36,969

Item 6. Exhibits and Reports on Form 8-K

Exhibits

      Exhibit 27 - Financial Data Schedule (Edgar filing only).

Reports on Form 8-K - No Reports on Form 8-K were filed by the Company during the quarter ended June 30, 2000.

COMPUTRON SOFTWARE, INC.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      COMPUTRON SOFTWARE, INC.


Date: August 11, 2000                 By:  :  /s/ Michael R. Jorgensen
                                           ---------------------------
                                           Michael R. Jorgensen
                                           Executive Vice President, Chief
                                           Financial Officer and Treasurer


                                      By:  :  /s/ William G. Levering III
                                           ------------------------------
                                           William G. Levering III
                                           Vice President, Corporate Controller,
                                           Chief Accounting Officer