Form 10-Q
period 2000-09-30
COMPUTRON SOFTWARE INC
filed 2000-11-14
CIK 947427

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the quarter ended September 30, 2000          Commission File Number 1-13591

                                  AXS-ONE INC.
                                  ------------
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

                            Computron Software, Inc.
                            ------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               YES |X|  NO |_|

Number of shares outstanding of the issuer's common stock as of November 2, 2000

                Class                               Number of Shares Outstanding
---------------------------------------             ----------------------------
Common Stock, par value $0.01 per share                      24,784,742

                                  AXS-ONE INC.

                                      INDEX

                                                                     Page Number
                                                                     -----------

PART I FINANCIAL INFORMATION

  Item 1.  Financial Statements

      Consolidated Balance Sheets
      December 31, 1999 and September 30, 2000 (unaudited).....................3
      Consolidated Statements of Operations (unaudited)
          Three and nine months ended September 30, 1999 and 2000..............4
      Consolidated Statements of Comprehensive Income (Loss) (unaudited)
          Three and nine months ended September 30, 1999 and 2000..............5
      Consolidated Statements of Cash Flows (unaudited)
          Nine months ended September 30, 1999 and 2000........................6
      Notes to Consolidated Interim Financial Statements.......................7

  Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations............................11

  Item 3.  Quantitative and Qualitative Disclosures About Market Risk.........18

PART II OTHER INFORMATION

  Item 1.  Legal Proceedings..................................................20

  Item 6.  Exhibits and Reports on Form 8-K...................................20

SIGNATURES

  Signatures .................................................................21

                                  AXS-ONE INC.
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except per share data)

                                                                                    December 31,   September 30,
                                                                                       1999            2000
                                                                                     --------        --------
                                ASSETS                                                             (Unaudited)
Current assets:
  Cash and cash equivalents ......................................................   $  1,154        $    751
  Restricted cash ................................................................        301             299
  Accounts receivable, net of allowance for doubtful accounts of $1,315
    and $971 at December 31, 1999 and September 30, 2000, respectively ...........     11,153          10,391
  Prepaid expenses and other current assets ......................................        954             555
                                                                                     --------        --------
      Total current assets .......................................................     13,562          11,996
                                                                                     --------        --------
Equipment and leasehold improvements, at cost:
  Computer and office equipment ..................................................     11,605          12,056
  Furniture and fixtures .........................................................      1,204           1,290
  Leasehold improvements .........................................................      1,087           1,079
                                                                                     --------        --------
                                                                                       13,896          14,425
  Less--accumulated depreciation and amortization ................................     12,052          12,910
                                                                                     --------        --------
                                                                                        1,844           1,515
                                                                                     --------        --------
Capitalized software development costs, net of accumulated amortization
   of  $4,998 and $5,509 at December 31, 1999 and September 30, 2000, respectively      2,002           2,864
Other assets .....................................................................         93              91
                                                                                     --------        --------
                                                                                     $ 17,501        $ 16,466
                                                                                     ========        ========

                     LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Current portion of long-term debt and capital lease obligations ................   $  1,105        $  1,200
  Accounts payable ...............................................................      3,083           2,446
  Accrued expenses ...............................................................      7,202           5,879
  Other current liabilities ......................................................        500             500
  Deferred revenue ...............................................................      8,534           7,569
                                                                                     --------        --------
      Total current liabilities ..................................................     20,424          17,594
                                                                                     --------        --------
Long-term liabilities:
Long-term debt and capital lease obligations, net of current portion .............      2,425           1,525
                                                                                     --------        --------
Commitments and contingencies
Stockholders' deficit:
    Preferred stock, $.01 par value, authorized 5,000
      shares, no shares issued and outstanding ...................................         --              --
    Common stock, $.01 par value, authorized 50,000 shares;
      23,923 and 24,785 shares issued and outstanding at
      December 31, 1999 and September 30, 2000, respectively .....................        239             248
    Additional paid-in capital ...................................................     70,141          72,032
    Accumulated deficit ..........................................................    (75,739)        (74,869)
    Accumulated other comprehensive income (loss) ................................         11             (64)
                                                                                     --------        --------
      Total stockholders' deficit ................................................     (5,348)         (2,653)
                                                                                     --------        --------
                                                                                     $ 17,501        $ 16,466
                                                                                     ========        ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                  AXS-ONE INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)
                                  (Unaudited)

                                    Three Months Ended       Nine Months Ended
                                       September 30,           September 30,
                                   --------------------    --------------------
                                     1999        2000        1999        2000
                                   --------    --------    --------    --------
Revenues:
    License fees ...............   $  1,160    $  3,393    $  7,009    $  7,126
    Services ...................     11,063       9,921      36,390      30,374
                                   --------    --------    --------    --------
      Total revenues ...........     12,223      13,314      43,399      37,500
                                   --------    --------    --------    --------

Operating expenses:
    Cost of license fees .......        310         324       1,526       1,021
    Cost of services ...........      5,793       4,871      19,354      15,812
    Sales and marketing ........      2,547       3,106       8,920       7,595
    Research and development ...      1,806       1,652       5,915       5,174
    General and administrative .      2,749       2,356       9,618       6,782
    Goodwill impairment ........        573          --         573          --
                                   --------    --------    --------    --------
      Total operating expenses .     13,778      12,309      45,906      36,384
                                   --------    --------    --------    --------
Operating income (loss) ........     (1,555)      1,005      (2,507)      1,116
                                   --------    --------    --------    --------
Other income (expense):
    Loss on sale of subsidiary .         --          --        (261)         --
    Interest income ............         14          12          71          56
    Interest expense ...........       (110)        (99)       (326)       (297)
    Other expense ..............        (71)        (25)       (142)         (5)
                                   --------    --------    --------    --------
      Other expense, net .......       (167)       (112)       (658)       (246)
                                   --------    --------    --------    --------
Net income (loss) ..............   $ (1,722)   $    893    $ (3,165)   $    870
                                   ========    ========    ========    ========

Basic net income (loss)
    per common share ...........   $  (0.07)   $   0.04    $  (0.13)   $   0.04
                                   ========    ========    ========    ========
Diluted net income (loss)
    per common share ...........   $  (0.07)   $   0.03    $  (0.13)   $   0.03
                                   ========    ========    ========    ========
Weighted average basic
    common shares outstanding ..     23,914      24,785      23,914      24,570
                                   ========    ========    ========    ========
Weighted average diluted
    common shares outstanding ..     23,914      25,603      23,914      25,995
                                   ========    ========    ========    ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                  AXS-ONE INC.
                             CONSOLIDATED STATEMENTS
                         OF COMPREHENSIVE INCOME (LOSS)
                                 (In thousands)
                                   (Unaudited)

                                          Three Months Ended     Nine Months Ended
                                             September 30,         September 30,
                                          ------------------    ------------------
                                            1999       2000       1999       2000
                                          -------    -------    -------    -------
Net income (loss) .....................   $(1,722)   $   893    $(3,165)   $   870
Foreign currency translation adjustment      (110)       (91)        44        (75)
                                          -------    -------    -------    -------
    Comprehensive income (loss) .......   $(1,832)   $   802    $(3,121)   $   795
                                          =======    =======    =======    =======

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                  AXS-ONE INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                                                           Nine Months Ended
                                                                             September 30,
                                                                          ------------------
                                                                           1999        2000
                                                                          -------    -------
Cash flows from operating activities:
Net income (loss) .....................................................   $(3,165)   $   870
Adjustments to reconcile net income (loss) to net
    cash flows provided by (used in) operating activities -
             Depreciation and amortization ............................     2,112      1,588
             Goodwill impairment ......................................       573         --
             Provision for doubtful accounts ..........................       172         46
             Loss on sale of subsidiary ...............................       261         --
Changes in current assets and liabilities, net of divestiture
             Restricted cash ..........................................     4,307         (7)
             Accounts receivable ......................................       (44)       330
             Prepaid expenses and other current assets ................       629        377
             Accounts payable and accrued expenses ....................      (845)    (1,670)
             Due to shareholders ......................................    (4,404)        --
             Deferred revenue .........................................    (1,115)      (619)
                                                                          -------    -------
Net cash flows provided by (used in) operating activities .............    (1,519)       915
                                                                          -------    -------

Cash flows from investing activities:
             Change in other assets ...................................        15         --
             Net proceeds from sale of subsidiary .....................     1,191         --
             Capitalized software development costs ...................    (1,050)    (1,373)
             Purchase of equipment and leasehold improvements .........      (634)      (813)
                                                                          -------    -------
Net cash flows used in investing activities ...........................      (478)    (2,186)
                                                                          -------    -------

Cash flows from financing activities:
             Proceeds from exercise of stock options and warrants .....        --      1,900
             Net borrowings from revolving line of credit .............     1,304         --
             Payments of long term debt and capital lease obligations .    (1,268)      (804)
                                                                          -------    -------
Net cash flows provided by financing activities .......................        36      1,096
                                                                          -------    -------
Foreign currency exchange rate effects ................................      (543)      (228)
                                                                          -------    -------
Net decrease in cash and cash equivalents .............................    (2,504)      (403)
Cash and cash equivalents, beginning of period ........................     4,009      1,154
                                                                          -------    -------
Cash and cash equivalents, end of period ..............................   $ 1,505    $   751
                                                                          =======    =======

Supplemental disclosures of cash flow information and noncash financing activities:
             Cash paid during the period for -
                        Interest ......................................   $   267    $   300
                                                                          =======    =======
                        Income taxes ..................................   $    36    $    15
                                                                          =======    =======

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                  AXS-ONE INC.
               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                      (In thousands, except per share data)

(1) OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

The Company designs, markets and supports n-tier, Internet-enabled, client/server, e-commerce, financial, workflow, desktop data access and storage, and maintenance and asset management software solutions. The Company also offers consulting, education and support services in support of its customers' use of its software products.

(a) Basis of Presentation

The accompanying consolidated financial statements include the accounts of AXS-One Inc. (formerly known as Computron Software, Inc.) and its wholly owned subsidiaries located in Australia, Canada, Poland, Singapore, South Africa and the United Kingdom (collectively, the "Company" and in 1999 also included subsidiaries in France and Germany) (see Note 5 for discussion of the sales of these subsidiaries in 1999). All significant intercompany transactions and balances have been eliminated.

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

The results of operations for the three and nine months ended September 30, 2000 are not necessarily indicative of results to be expected for any future periods.

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

                                  AXS-ONE INC.
         NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (continued)
                      (In thousands, except per share data)

Borrowings under the revolving line of credit bear interest at prime rate plus 1.25%. The Agreement provides for yearly fees as follows: (i) $111 in year one, $86 in years two and three and (ii) an unused revolving line of credit fee of
 .375% per annum. The Agreement is secured by substantially all domestic assets of the Company together with a pledge of 65% of the stock of its foreign subsidiaries, and contains certain financial restrictive covenants. Under the revolving line of credit the Company currently has available the lesser of $5 million or 85% of eligible receivables, as defined. The net available amount under the revolving line of credit at September 30, 2000 is approximately $2.6 million of which no amounts were outstanding. The Company was in compliance with the covenants as of September 30, 2000.

The Initial Term Loan provided for $5 million available in one drawdown which the Company borrowed on the closing date. The Initial Term Loan bears interest at the prime rate as defined (9.5% at September 30, 2000) plus 1.5%, and was repayable in 36 monthly installments beginning May 1, 1998.

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

Amendment No. 7 provides a limitation that if the total outstanding balance of term loans exceeds the lesser of (i) 45% of eligible maintenance revenues through March 31, 2001, 40% of eligible maintenance revenues from April 1, 2001 through March 31, 2002, 30% of eligible maintenance revenues from April 1, 2002 through March 31, 2003 and (ii) $4.0 million, then the Company is required to prepay the principal amount in an amount sufficient to cause the aggregate principal amount of the term loans to be less than or equal to the relevant limits set forth above. As of September 30, 2000, eligible maintenance revenues totaled approximately $10,319. Based on this limitation, the amount available at September 30, 2000 under all of the term loans is $750.

(3) CONTINGENCIES

On March 6, 1998, the District Court issued a final order approving the settlement of the class action securities litigation. The overall settlement included consideration totaling $15 million for the benefit of class members, including $6 million of consideration from the Company, and payments from certain of its present and former officers

                                  AXS-ONE INC.
         NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (continued)
                      (In thousands, except per share data)

and directors, its former auditors, and the insurance companies that provided AXS-One with directors and officers liability insurance. In return for the payments by the insurance companies, the settlement also resolved a separate lawsuit brought by the Company against the insurance companies. As its share of the settlement, the Company paid $1 million in cash, and issued one million shares of Common Stock of the Company ("Settlement Stock"). The Company recorded a charge to operations of $6 million during the quarter ended September 30, 1997, reflecting the Company's share of the settlement costs, excluding legal fees.

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

Basic net income (loss) per common share is based on the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share is the same as basic net loss per common share for the three and nine months ended September 30, 1999 since the effect of stock options and warrants is anti-dilutive.

The following represents the calculations of the basic and diluted net income
(loss) per common share for the three and nine months ended September 30, 1999 and 2000.

                                               Three Months Ended      Nine Months Ended
                                                  September 30,          September 30,
                                               ------------------      -----------------
                                                1999        2000       1999        2000
                                                ----        ----       ----        ----
Net income (loss) ........................   $ (1,722)   $    893   $ (3,165)   $    870
                                             ========    ========   ========    ========

Weighted average basic common shares
  outstanding during the periods .........     23,914      24,785     23,914      24,570

Effect of dilutive securities:
  Stock options and warrants .............         --         818         --       1,425
                                             --------    --------   --------    --------

Weighted average diluted common shares
  outstanding during the periods .........     23,914      25,603     23,914      25,995
                                             ========    ========   ========    ========

                                  AXS-ONE INC.
         NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (continued)
                      (In thousands, except per share data)

Basic net income (loss) per common share .   $  (0.07)   $   0.04   $  (0.13)   $   0.04
                                             ========    ========   ========    ========

Diluted net income (loss) per common share   $  (0.07)   $   0.03   $  (0.13)   $   0.03
                                             ========    ========   ========    ========

(5) Divestitures

On June 1, 1999 and December 29, 1999, the Company sold its wholly-owned subsidiaries located in Germany and France, respectively. The Company received net proceeds of $1,191 on the sale of its German subsidiary. The Company funded the working capital deficiency for its French subsidiary, during December 1999, in the amount of $1,253. In addition, the Company is required to pay an additional $500 to its former French subsidiary on or prior to October 31, 2000, which is reflected as other current liabilities on the accompanying December 31, 1999 and September 30, 2000 consolidated balance sheets.

The following table sets forth significant financial data of the French and German subsidiaries for the three and nine months ended September 30, 1999.

                                              Three Months Ended   Nine Months Ended
                                              September 30, 1999   September 30, 1999
                                              ------------------   ------------------
Revenues:
  License fees .............................      $    11               $   496
  Services .................................          756                 4,377
                                                  -------               -------
                                                      767                 4,873
                                                  -------               -------

Total operating expenses ...................        1,825                 7,193
                                                  -------               -------
Operating loss .............................       (1,058)               (2,320)
  Other loss, net ..........................          (35)                 (332)
                                                  -------               -------
Net loss ...................................      $(1,093)              $(2,652)
                                                  =======               =======

(6) OPERATING SEGMENTS

As of December 31, 1999 the Company's operations were conducted in one business segment which was the licensing of software and related services. Beginning on January 1, 2000, the Company was reorganized into three separate business segments based on products as part of its strategy to focus on high-profile market opportunities. The three business segments are as follows:

a) The Business Process Solutions segment is focused on marketing TransAXS Solutions to emerging dot.com organizations or traditional organizations making the transition to becoming dot.com businesses. Business Process Solutions is also responsible for servicing and managing the Company's extensive installed base of high-profile customers. TransAXS Solutions enable organizations to achieve process transparency throughout their value chain.

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

                                           Business              Professional
                                           Process   AXS Point      Services
                                          Solutions  Solutions    Automation    Total
                                          ---------  ---------    ----------    -----
Three Months Ended September 30, 2000
Revenues:
     License fees ......................   $ 2,277   $   928       $   188     $ 3,393
     Services ..........................     8,004       972           945       9,921
                                           -------   -------       -------     -------
Total revenues .........................    10,281     1,900         1,133      13,314
Operating income .......................     2,472       926           137       3,535
Total assets ...........................    13,075     1,506         1,885      16,466
Capital expenditures ...................       327        25            28         380
Depreciation and amortization ..........       465        22            37         524

Nine Months Ended September 30, 2000
Revenues:
     License fees ......................   $ 5,150   $ 1,713       $   263     $ 7,126
     Services ..........................    24,723     2,564         3,087      30,374
                                           -------   -------       -------     -------
Total revenues .........................    29,873     4,277         3,350      37,500
Operating income .......................     6,580     1,392           476       8,448
Total assets ...........................    13,075     1,506         1,885      16,466
Capital expenditures ...................       701        56            56         813
Depreciation and amortization ..........     1,422        78            88       1,588

Reconciliation of segment operating income to consolidated operating income:

                                                      Three Months Ended    Nine Months Ended
                                                      September 30, 2000    September 30, 2000
                                                      ------------------    ------------------
Operating income from reportable segments ..........       $ 3,535               $ 8,448
Unallocated general and administrative expense .....        (2,252)               (6,400)
Other corporate unallocated expenses ...............          (278)                 (932)
                                                           -------               -------
Total consolidated operating income ................       $ 1,005               $ 1,116
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

Overview

In November 2000, the Company changed its name to AXS-One Inc. from Computron Software, Inc., in order to better reflect the direction of the Company to the new family of products outlined below.

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

The Company incurred net losses of $13.6 million, $9.0 million and $3.7 million in 1997, 1998 and 1999, respectively and operating losses of $4.8 million, $8.9 million and $1.2 million in 1997, 1998 and 1999, respectively. Operating losses incurred by the Company's French and German subsidiaries, which were sold in 1999, totaled $4.3 million, $3.7 million and $2.4 million for 1997, 1998 and 1999, respectively. The Company reported net income of $870 thousand for the nine months ended September 30, 2000 and operating income of $1.1 million for the same period.

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

In December 1999, the United States Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. The effective date of this pronouncement is the fourth quarter of the fiscal year beginning after December 15, 1999. The Company believes that adopting SAB 101 will not have a material impact on its consolidated financial position and results of operations.

In March 2000, the FASB issued FASB Interpretation No. 44, or FIN 44, "Accounting for Certain Transactions involving Stock Compensation," an interpretation of APB Opinion No. 25. FIN 44 clarifies the application of Opinion 25 for (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequence for various modifications to the terms of a previously fixed stock option or award and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain provisions cover specific events that occurred after either December 15, 1998 or January 12, 2000. The adoption of FIN 44 did not have a material effect on our consolidated financial statements.

Euro Currency

On January 1, 1999, certain countries of the European Union established fixed conversion rates between their existing currencies and one common currency, the euro. The euro then began to trade on currency exchanges and to be used in business transactions. Beginning in January 2002, new euro-denominated currencies will be issued and the existing local currencies will be withdrawn from circulation by July 1, 2002. The Company derived approximately 37.9% of its total revenues outside the United States for 1999, a significant portion of which is in Europe. The Company derived approximately 37.4% of its total revenues outside the United States for the nine months ended September 30, 2000. The Company has not completed its assessment of the potential impact of the euro conversion. However, at present, the Company believes the euro conversion will not have a material effect on the Company's consolidated financial position or results of operations.

Results of Operations

The following tables set forth certain operating data (for the periods indicated) including and excluding the French and German subsidiaries sold during 1999. The operating data excluding French and German subsidiaries sold during 1999 is also shown as a percentage of total revenues:

                                                                                       Three Months Ended
                                       Three Months Ended September 30, 1999           September 30, 2000
                                     ----------------------------------------------    ------------------
                                                              Excluding   Data as a               Data as a
                                        As        France &     France &   percent of      As      percent of
(In thousands)                       Reported     Germany      Germany     revenue     Reported    revenue
                                     -----------------------------------------------   ---------------------
                                                      Unaudited                              Unaudited
Revenues:
      License fees ..............    $  1,160     $     11     $  1,149      10.0%     $  3,393      25.5%
      Services ..................      11,063          756       10,307      90.0         9,921      74.5
                                     --------------------------------------------------------------------
         Total revenues .........      12,223          767       11,456     100.0        13,314     100.0
                                     --------------------------------------------------------------------

Operating expenses:
      Cost of license fees ......         310           --          310       2.7           324       2.4
      Cost of services ..........       5,793          624        5,169      45.1         4,871      36.6
      Sales and marketing .......       2,547          238        2,309      20.1         3,106      23.4
      Research and development ..       1,806           11        1,795      15.7         1,652      12.4
      General and administrative        2,749          379        2,370      20.7         2,356      17.7
      Goodwill impairment .......         573          573           --        --            --        --
                                     --------------------------------------------------------------------
         Total operating expenses      13,778        1,825       11,953     104.3        12,309      92.5
                                     --------------------------------------------------------------------
Operating income (loss) .........      (1,555)      (1,058)        (497)     (4.3)        1,005       7.5
                                     --------------------------------------------------------------------
Other income (expense):
      Loss on sale of subsidiary           --           --           --        --            --        --
      Interest income ...........          14           --           14       0.1            12       0.1
      Interest expense ..........        (110)          (3)        (107)     (0.9)          (99)     (0.7)
      Other expense .............         (71)         (32)         (39)     (0.4)          (25)     (0.2)
                                     --------------------------------------------------------------------
         Other expense, net .....        (167)         (35)        (132)     (1.2)         (112)     (0.8)
                                     --------------------------------------------------------------------
Net income (loss) ...............    $ (1,722)    $ (1,093)    $   (629)     (5.5)%    $    893       6.7%
                                     ====================================================================

                                                                                             Nine Months Ended
                                          Nine Months Ended September 30, 1999               September 30, 2000
                                      ------------------------------------------------     ---------------------
                                                                Excluding   Data as a                  Data as a
                                          As      France &       France &   percent of        As       percent of
(In thousands)                         Reported   Germany        Germany     revenue       Reported     revenue
                                      ------------------------------------------------     ----------------------
                                                       Unaudited                                Unaudited
Revenues:
      License fees ..............     $  7,009      $   496      $  6,513       16.9%      $  7,126       19.0%
      Services ..................       36,390        4,377        32,013       83.1         30,374       81.0
                                      ----------------------------------------------       -------------------
         Total revenues .........       43,399        4,873        38,526      100.0         37,500      100.0
                                      ----------------------------------------------       -------------------

Operating expenses:
      Cost of license fees ......        1,526          191         1,335        3.5          1,021        2.7
      Cost of services ..........       19,354        2,926        16,428       42.6         15,812       42.2
      Sales and marketing .......        8,920          895         8,025       20.8          7,595       20.2
      Research and development ..        5,915          414         5,501       14.3          5,174       13.8
      General and administrative         9,618        2,194         7,424       19.3          6,782       18.1
      Goodwill impairment .......          573          573            --         --             --         --
                                      ----------------------------------------------       -------------------
         Total operating expenses       45,906        7,193        38,713      100.5         36,384       97.0
                                      ----------------------------------------------       -------------------
Operating income (loss) .........       (2,507)      (2,320)         (187)      (0.5)         1,116        3.0
                                      ----------------------------------------------       -------------------
Other income (expense):
      Loss on sale of subsidiary          (261)        (261)           --         --             --         --
      Interest income ...........           71            3            68        0.2             56        0.1
      Interest expense ..........         (326)         (10)         (316)      (0.8)          (297)      (0.8)
      Other expense .............         (142)         (64)          (78)      (0.2)            (5)        --
                                      ----------------------------------------------       -------------------
         Other expense, net .....         (658)        (332)         (326)      (0.8)          (246)      (0.7)
                                      ----------------------------------------------       -------------------
Net income (loss) ...............     $ (3,165)     $(2,652)     $   (513)      (1.3)%     $    870        2.3%
                                      ===============================================      ===================

Note: The following discussions relate to changes in the results of operations, excluding France and Germany for the periods presented.

Total Revenues

Total revenues increased 16.2% for the three months ended September 30, 2000 and decreased 2.7% for the nine months ended September 30, 2000, as compared to the corresponding prior year periods. The increase for the three months ended September 30, 2000 resulted from an almost 200% increase in license revenue due to sales of its new e-Cellerator products. The decrease for the nine months ended September 30, 2000 is mainly attributable to a decrease in service revenues in the U.S. operations from the high service revenues in 1999 due to customer preparation for the Year 2000.

The Company derived approximately $4.4 million and $14.0 million, or 32.7% and 37.4% of its total revenues, from customers outside of the United States for the three and nine months ended September 30, 2000, respectively, compared to $3.6 million and $12.1 million, or 31.1% and 31.3%, respectively, for the corresponding prior year periods. The Company expects that revenues from customers outside the United States will continue to represent a significant percentage of its total revenues in the future. Most of the Company's international license fees and services revenue are denominated in foreign currencies. With respect to the Company's international sales that are US dollar-denominated, decreases in the value of foreign currencies relative to the US dollar could make the Company's products less price competitive.

License Fees

License fees include revenues from software license agreements and hardware sales entered into between the Company and its customers with respect to both the Company's products and, to a lesser degree, third party products resold by the Company. License fees increased $2.2 million or 195% and $0.6 million or 9.4% for the three and nine months ended September 30, 2000, respectively, as compared to the prior year periods. As the Company expected sales of back office financial products to decline after entities upgraded to Year 2000 compliant versions, the Company began developing and selling, in 2000, new Internet-enabled products and solutions. The increase in license fees in 2000 is mainly a result of the sale of these new product lines, including the sale of $1.4 million to one customer and an additional sale of $0.5 million to another customer during the third quarter of 2000. License fees for the nine months ended September 30, 1999 included sales to a significant number of installed base customers who upgraded to a Year 2000 certified version of the Company's software.

Services Revenue

Services revenue includes fees from software maintenance agreements, training, installation and consulting services. Maintenance fees are billed separately and are recognized ratably over the period of the maintenance agreement. Training, installation and consulting service revenues are recognized as the services are performed. Services revenue decreased 3.8% and 5.1% for the three and nine months ended September 30, 2000, respectively, as compared to the corresponding prior year periods. The majority of the decrease for the period relates to lower service revenues in the U.S. operations, due in part to lower license sales for the first half of 2000 and a year 2000 lockdown earlier in the year.

Cost of License Fees

Cost of license fees consists primarily of amortization of capitalized software development costs, amounts paid to third parties with respect to products resold by the Company in conjunction with licensing of the Company's products and, to a lesser extent, the costs of documentation. The elements can vary substantially from period to period as a percentage of license fees.

Cost of license fees increased slightly for the three months ended September 30, 2000, and decreased $0.3 million for the nine month period ended September 30, 2000, as compared to the corresponding prior year period, due to a decrease in documentation costs and license sales that include third party software.

Cost of Services

Cost of services consists primarily of personnel and third party costs for product quality assurance, training, installation, consulting and customer support.

Cost of services decreased 5.8% and 3.7% for the three and nine months ended September 30, 2000, respectively as compared to the corresponding prior year periods. The decrease is primarily due to a decrease in services revenue and a related decrease in third party service costs.

Sales and Marketing

Sales and marketing expenses consist primarily of salaries, commissions, bonuses paid to sales and marketing personnel, as well as travel and promotional expenses.

Sales and marketing expenses increased 34.5% for the three months ended September 30, 2000, and decreased 5.4% for the nine months ended September 30, 2000, as compared to the corresponding prior year periods. The increase for the three month period is primarily due to increased commissions resulting from the increased license revenue and an increase in marketing expense related to changing of the company name.

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

Research and development expenses decreased to $1.7 million and $5.2 million, for the three and nine months ended September 30, 2000, respectively, from $1.8 million and $5.5 million for the comparable prior year periods mainly due to a decrease in research and development expenses for the Yorvik product, as well as an increase in capitalized software development costs and a decrease in cost of third party services. The Company capitalized $0.5 million and $1.4 million in software development costs during the three and nine months ended September 30, 2000, respectively, as compared to $0.4 million and $1.1 million, respectively for the corresponding prior year periods. The rate of capitalization of software development costs may fluctuate depending on the mix and stage of development of the Company's product development and engineering projects.

General and Administrative

General and administrative expenses consist primarily of salaries for administrative, executive and financial personnel, and outside professional fees. General and administrative expenses remained level for the three months ended September 30, 2000 and decreased 8.7% for the nine months ended September 30, 2000, as compared to the prior year periods. The decrease for the nine month period is mainly due to a reduction of headcount in the Canadian operations and a reduction of a reserve for sales taxes resulting from conclusion of the related tax audits, partially offset by an increase in legal fees in the U.S. operations.

Other Income (Expense)

Other income (expense) net decreased to ($112) thousand and ($246) thousand for the three and nine months ended September 30, 2000, respectively, from ($132) thousand and ($326) thousand for the comparable prior year periods primarily due to lower interest expense on the revolving line of credit and term loan (See
Note 2 to the Consolidated Interim Financial Statements), due to less borrowing.

Segment Information

Beginning on January 1, 2000, the Company was reorganized into three separate business segments. (See Note 6 to the Consolidated Interim Financial Statements). For the three and nine months ended September 30, 2000 the Business Process Solutions segment had license fee revenues of $2.3 million and $5.2 million, respectively, services revenue of $8.0 million and $24.7 million, respectively, and operating income of $2.5 million and $6.6 million, respectively, relating mainly to license fees from sales of its TransAXS products and service and maintenance revenues earned from the installed base. The AXSPoint Solutions segment had license fee revenues of $0.9 million and $1.7 million, respectively, services revenue of $1.0 million and $2.6 million, respectively, and operating income of $0.9 million and $1.4 million, respectively, which represented new license fee revenue relating to sales of its new AXSPoint Solutions products as well as maintenance revenue from its installed base. The Professional Services

Automation segment had services revenue of $0.9 million and $3.1 million, respectively, for the three and nine months ended September 30, 2000 and operating income of $0.1 million and $0.5 million, respectively, relating mainly to maintenance revenue from its installed base as well as implementation fees to install its products.

Liquidity and Capital Resources

The available amount under the revolving line of credit at September 30, 2000 was approximately $2.6 million. The available amount under all term loans at September 30, 2000 was approximately $750 thousand. (See Note 2 to the Consolidated Interim Financial Statements).

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

The Company's operating activities provided (used) cash of ($1.5) million and $0.9 million for the nine months ended September 30, 1999 and 2000, respectively. Net cash provided by operations during the nine months ended September 30, 2000 was comprised primarily of the net income and depreciation and amortization expense, offset by a decrease in accounts payable and accrued expenses. Net cash used by operations during the nine months ended September 30, 1999 was comprised primarily of the net loss and a decrease in deferred revenue offset by depreciation and amortization expense and the goodwill impairment write-off.

The Company's investing activities used cash of $0.5 million and $2.2 million for the nine months ended September 30, 1999 and 2000, respectively. The principal uses of cash during 2000 were for equipment purchases and leasehold improvements, and for capitalized software development costs. Cash used for the nine months ended September 30, 1999 was comprised of capitalized software development costs and the purchase of equipment and leasehold improvements offset by proceeds from the sale of the German subsidiary of $1.2 million.

Cash provided by financing activities was $36 thousand and $1.1 million during the nine months ended September 30, 1999 and 2000, respectively and related mainly to short term borrowings offset by repayments of debt in 1999, and proceeds for the exercise of stock options and warrants in 2000 offset by repayments of debt.

The Company has no significant capital commitments. Planned capital expenditures for the remainder of 2000 total approximately $0.1 million. Included in capitalized software development costs are several products that have not been generally released as of September 30, 2000. The Company expects to spend approximately $0.5 million to complete such products. These products are expected to be completed prior to March 31, 2001. The Company's aggregate minimum operating lease payments for 2000 will be approximately $2.0 million. The Company expects that its operating cash flow and/or available borrowings under the line of credit will be sufficient to fund the Company's working capital requirements through 2000. However, the Company's ability to achieve this result is affected by the extent of cash generated from operations and the pace at which the Company utilizes its available resources. Accordingly, the Company may in the future be required to seek additional sources of financing including the issuance of debt and/or sale of equity securities. No assurance can be given that any such additional sources of financing will be available on acceptable terms or at all.

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

The information below summarizes the Company's market risk associated with its debt obligation as of September 30, 2000. Fair value included herein has been estimated taking into consideration the nature and term of the debt instrument and the prevailing economic and market conditions at the balance sheet date. The table below presents principal cash flows by year of maturity based on the terms of the debt. The variable interest rate disclosed represents the rate at September 30, 2000. Changes in the prime interest rate during fiscal 2000 will have a positive or negative effect on the Company's interest expense. Each 1% fluctuation in the prime interest rate will increase or decrease annual interest expense for the Company by approximately $27 thousand, based on the debt outstanding as of September 30, 2000. Further information specific to the Company's debt is presented in Note 2 to the Consolidated Interim Financial Statements.

                                 (In thousands)
                                                           Year of Maturity
                                                      --------------------------
               Variable
               Interest     Estimated     Carrying
Description    Rate         Fair Value    Amount      2000    2001      2002
--------------------------------------------------------------------------------
Term loan      11.00%       $2,722        $2,722      $300    $1,200    $1,222

Certain Factors That May Affect Future Results and Financial Condition and the Market Price of Securities

See the Company's 1999 Annual Report on Form 10K for a discussion of risk factors.

AXS-ONE INC.

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

Item 6. Exhibits and Reports on Form 8-K

Exhibits

      Exhibit 27 - Financial Data Schedule (Edgar filing only).

Reports on Form 8-K - No Reports on Form 8-K were filed by the Company during the quarter ended September 30, 2000.

AXS-ONE INC.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        AXS-ONE INC.

Date: November 14, 2000                 By: /s/    Michael R. Jorgensen
                                            ------------------------------------
                                            Michael R. Jorgensen
                                            Executive Vice President,
                                            Chief Financial Officer
                                            and Treasurer


                                       By: /s/ William G. Levering III
                                           -------------------------------------
                                           William G. Levering III
                                           Vice President, Corporate Controller,
                                           Chief Accounting Officer