Form 10-K
period 2000-12-31
AXS ONE INC
filed 2001-03-30
CIK 947427

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
                                      1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                        COMMISSION FILE NUMBER: 1-13591

                            ------------------------

                                  AXS-ONE INC.
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

          Securities Registered Pursuant to Section 12(b) of the Act:

                                                              NAME OF EACH EXCHANGE
              TITLE OF EACH CLASS                              ON WHICH REGISTERED
              -------------------                              -------------------
          Common Stock $.01 par value                        American Stock Exchange

          Securities Registered Pursuant to Section 12(g) of the Act:
                                      NONE

                            COMPUTRON SOFTWARE, INC.
                  (Former name, if changed since last report)

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of Common Stock on March 15, 2001 as reported on the American Stock Exchange, was approximately $9.1 million. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

    As of March 15, 2001, Registrant had outstanding 24,784,742 shares of Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

    ITEMS 10, 11, 12 AND 13 OF PART III ARE INCORPORATED BY REFERENCE FROM A PORTION OF THE REGISTRANT'S DEFINITIVE PROXY STATEMENT TO BE FURNISHED TO STOCKHOLDERS IN CONNECTION WITH THE 2001 ANNUAL MEETING OF STOCKHOLDERS.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

ITEM 1. BUSINESS

    This Report contains statements of a forward-looking nature within the meaning of the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, relating to future events or future financial results of the Company. Investors are cautioned that such statements are only predictions and that actual events or results may differ materially. In evaluating such statements, investors should specifically consider the various factors identified in this Report which could cause actual events or results to differ materially from those indicated by such forward-looking statements, including the matters set forth in "Business--Risk Factors" below.

GENERAL

    AXS-One Inc. ("AXS-One" or the "Company") (which, until October 31, 2000, was known as Computron Software, Inc.) is a provider of robust, secure business solutions which allow a company to achieve efficiency in its business processes and extend those efficiencies to its customers, suppliers, and business partners. AXS-One has over 20 years of experience in designing and building process-centric business solutions for global organizations. AXS-One has a proven track record in developing flexible, high-volume, scalable, secure and effective business solutions for global 2000 organizations. AXS-One's ability to quickly identify emerging market opportunities and build high-quality innovative solutions has won many awards over the years, including Imaging Magazine's "Product of the Year" award for AXS-One Workflow and a "Best of AIIM" award for the first Internet/Java COLD product.

    AXS-One believes that the ultimate success of 21st century organizations will be determined by how seamlessly they conduct business internally and with their partners, customers and suppliers. The Company's objective is to deliver business solutions which, through enablement via the Internet, allow organizations to establish transparent and seamless processes throughout their value-network.

    In 1999 and 2000, AXS-One invested significantly in the development of e-commerce technology, and will continue to invest throughout 2001. In order to better focus on emerging e-commerce opportunities, effective January 1, 2000, AXS-One reorganized around three product families that represent separate lines of business ("LOB") within AXS-One:

    AXS-ONE-TM- ENTERPRISE-- a suite of solutions that address mission critical business processes that directly affect the overall performance of an enterprise.

    AXSPOINT-TM--- a solution for sharing knowledge internally and between business partners.

    TIVITY-TM--- a complete e-commerce solution for the professional services industry.

    Each of these families of solutions has been enhanced using AXS-One's e-Cellerator-TM- products. e-Cellerator products utilize a next generation, messaging, transaction and process-centric architecture that AXS-One developed to support the design and development of large-scale, Internet-based commerce solutions. It is an "n-tier" (desktop browser, web servers, application servers and database server), component-based, Internet-deployable, scalable architecture. At the core of the architecture is an advanced workflow engine that handles large volumes of complex business process logic. The user interface is very intuitive and is accessible over the Internet.

    e-Cellerator products run on Windows NT, Sun Unix, HP UNIX, Tru64 UNIX and IBM RS/6000 Unix. Linux is available, but not deployed. The e-Cellerator products support the following database engines: Oracle, MS SQLServer, Informix and Sybase. The component-based architecture enables rapid integration and deployment of advanced technologies. Solutions using e-Cellerator products can be hosted in-house or remotely by third-party application service providers
(ASP).

    AXS-One's foundation products, which are client/server based, continue to be maintained, enhanced and upgraded. These products are the back-office system of choice for large information-centric, global organizations such as AIG, Pfizer, AOL, Deutsche Bank, Emery, TNT, Toys "R" Us, Ricoh and United Airlines. AXS-One's client/server products have been particularly well received in those organizations that have adopted an internal "shared services" approach to back-office administration functions. AXS-One Financials have extensive functionality and are able to handle large volumes of complicated business transactions. They are designed to manage end-to-end business processes. AXS-One Financials are integrated with a robust workflow engine that allows organizations to manage and track a wide range of business-process metrics. The Process Design Workbench is a critical component of the solution. It enables organizations to quickly tailor standard business process templates to meet their own unique needs. The underlying "n-tier" architecture is highly scalable and able to meet the transaction volume needs of Fortune 100 organizations. AXS-One Workflow, enhanced using e-Cellerator products, can now be used to automate business processes both within and across organizations, thus extending the reach of end-to-end process control outside of the walls of traditional bricks and mortar organizations.

    In this emerging Net economy, with the virtual office becoming more prevalent, AXS-One is well positioned to meet the business needs of e-organizations. AXS-One's e-Cellerator products provide the ability to leverage technology and to disseminate business knowledge electronically throughout the enterprise or across enterprises.

ORGANIZATION AND PRODUCTS

    Effective January 1, 2000, AXS-One Software reorganized itself into three
LOBs: AXS-One Enterprise Solutions, AXSPoint Solutions and Tivity Solutions. Each of these LOBs is responsible for its own global business strategy and its operations in North America. AXS-One's international subsidiaries and distributors are responsible for selling and marketing the products of these three LOBs into their respective local markets. In addition, the Company continues to provide support for its Yorvik-Registered Trademark- work management software.

    Further information specific to these three operating segments is presented in Note 11 to the Consolidated Financial Statements.

    AXS-ONE ENTERPRISE SOLUTIONS. Is a suite of solutions that addresses mission critical business processes that directly affect the overall performance of an enterprise. The degree of success or failure of these processes is measured in terms of speed, accuracy, control and accountability. AXS-One Enterprise manages the revenue process, including relationships with customers, with Revenue Manager (scheduled to be available in the summer of 2001); the expense process, including relationships with vendors, with Expense Manager; the procurement process, including relationships with employees and vendors, with Procurement Manager; and the business planning, budgeting, analysis and reporting process with Business Manager. Collectively, AXS-One Enterprise enables enterprises to effectively manage entire process lifecycles with proven transactional applications, templated and automated process workflow, and by maximizing the efficiencies of the Internet.

    The AXS-One Enterprise Solutions LOB is also responsible for maintaining, supporting and enhancing AXS-One's foundation suite of world-class back-office financial products, and existing AXS-One North American customers, including Pfizer, AIG, Toys "R' Us, Ricoh, United Airlines and Emery.

    The AXS-One Enterprise Solutions LOB currently markets its products and services primarily through a direct sales force in the United States and directly and indirectly in other parts of the world. The AXS-One Enterprise Solutions LOB conducts comprehensive marketing programs in the United States, which include telemarketing, public relations, direct mail, advertising, seminars, trade shows and ongoing customer communications programs.

    The AXS-One Enterprise Solutions LOB's sales efforts in the United States are conducted by a direct sales force, which is located at the Company's headquarters in Rutherford, New Jersey, and in the Chicago and Atlanta areas.

    Outside of the United States, the AXS-One Enterprise Solutions LOB utilizes the Company's sales and support offices in Australia, Poland, Bulgaria, Singapore, South Africa and the United Kingdom. In the past the Company has established distribution arrangements with third parties around the world and continually evaluates future third party arrangements. Currently, the AXS-One Enterprise Solutions LOB does not generate significant revenues from its distributors.

    This family of solutions leverages and shares the core functional components of AXS-One foundation products, such as AXS-One Financials, and the benefits of e-Cellerator products. The ability to utilize existing foundation components enables AXS-One Enterprise Solutions to support a powerful set of core business functionality, such as multi-language and multi-currency, and the ability to handle complex, process-centric business and accounting requirements such as different forms of payment. As a result, AXS-One Enterprise Solutions have all the features of a powerful e-commerce solution, backed by the solid functionality of a world-class, global back-office suite of business products. AXS-One Enterprise Solutions and foundation products are described below.

AXS-ONE ENTERPRISE REVENUE MANAGER manages the entire billing, collection and cash application process. Revenue Manager begins with the invoice to the customer that goes against a managed inventory of open items. Once payment is received, Revenue Manager handles the entire cash application process by using either the customer's instructions or system-constructed algorithms to apply the payment. Revenue Manager automates the monitoring of the receivable asset. Customers falling behind in payments are notified by system generated dunning letters and/or by collectors who are alerted to call the account. Revenue Manager extends its value by providing customers with a web based self-service portal that allows for bill presentation, account reconciliation, request for change of credit limit and/or address and e-mail correspondence with the Accounts Receivable personnel assigned to the account. Revenue Manager is scheduled to be available by the summer of 2001.

AXS-ONE ENTERPRISE EXPENSE MANAGER supervises the expense management process. From invoice entry through Purchase Order matching and supervisor approval, Expense Manager allows for simplified data-entry with automated routing of invoices for payment approval(s). Once paid, a robust reconciliation process matches payments to statement detail supplied by the bank. Like Revenue Manager, Expense Manager extends its value by providing vendors with a web based self-service secure portal that allows them a real-time view of their invoice and payment data, thereby reducing the need for direct contact with the Accounts Payable department. Expense Manager streamlines the internal payment process and strengthens the customer/supplier relationship.

AXS-ONE ENTERPRISE PROCUREMENT MANAGER supervises the entire procurement lifecycle process. From supply need to payment for received goods (requisition-to-payment), Procurement Manager allows employees to securely buy supplies via an Intranet web site in a controlled environment. Procurement Manager manages the internal catalogs and/or links to external supplier catalogs via eXtensible Markup Language (XML), manages budgetary controls, controls the approval process and creates the final purchase order. Once an ordered supply has been received, Procurement Manager is notified by receipt verification from the receiver. Once an invoice is received from the supplier, Procurement Manager conducts a three-way match between the original purchase order, the invoice and the receipt verification for accuracy. If everything matches then Procurement Manager triggers a scheduled payment. If a match is not found, Procurement Manager begins exception processing. Procurement Manager streamlines and automates the entire procurement process including budgetary controls, catalog maintenance, inventory and approval management.

AXS-ONE ENTERPRISE BUSINESS MANAGER encompasses the entire business planning, forecasting and reporting process. This process starts with the business plan, which then goes through the budget process, and continues through monthly reporting. Business Manager then conducts periodic variance analysis and generates applicable reports that may be available over the web, which may then be compared to the original business plan and revisions made as necessary. Business Manager also handles and controls corporate budgeting (including the Encumbrance Accounting Module), the treasury function and total assets in a dynamic workflow and Internet based environment for maximum efficiency.

    AXS-ONE FINANCIALS:

    This is AXS-One's foundation suite of products. It is a world-class suite of back-office administrative systems being used by some of the largest organizations in the world. It is built on a highly scalable, component-based, robust, n-tiered architecture.

MODULE                    FEATURES
------                    --------
GENERAL LEDGER..........  The General Ledger (GL) module provides comprehensive financial accounting and management information across
                          multiple companies, currencies, and reporting calendars. It stores and maintains financial, statistical, and budgetary information for summary, comparison, calculation, inquiry, and reporting. AXS-One believes that the product fulfills
                          statutory, consolidation, and management requirements while offering benefits such as complete user control of all
                          functions and the ledger structure,

POWER INTERACTIVE.......  Power Interactive is a set of components used to define GL financial reports. Created in Visual Basic, Power
                          Interactive provides a traditional Windows look and feel
                          with standard icons, while allowing users report access and drill down capability to virtually any data available in the
                          GL. Its components include the Power Interactive Definer and
                          Power Interactive Viewer. The Power Interactive Definer
                          allows the specification of a report using a graphical user interface, without having to consider the details of the
                          actual report layout. Its Power Interactive Viewer component is a user-friendly tool that facilitates end-user financial report modifications and customizations. With Power
                          Interactive, users can define financial report data lines
                          and columns using the Definer, and use the Viewer to define and/or view the layout. For performance and scalability, all data is gathered on the server.

BUDGET CYCLE
  MANAGEMENT............  The Budget Cycle Management (BCM) module is workflow-based and is designed to allow organizations to automate the ways in which budget information is downloaded/uploaded,
                          disseminated and collected throughout the enterprise. It
                          provides the ability to track the status of each form,
                          reducing the frequent manual intervention involved in the
                          budget cycle process. With BCM, organizations in virtually any industry can improve the overall quality and control of the budgeting process, decrease wait time by speeding the
                          manual process, and reduce manual effort.

MODULE                    FEATURES
------                    --------
ACCOUNTS RECEIVABLE.....  The Accounts Receivable module provides efficient and comprehensive debtor management facilities, offering
                          complete financial accounting and management information, in multiple currencies, to fulfill statutory and management
                          requirements and is suitable for Internet Service Providers
                          (ISPs), because of its ability to consolidate invoice line details. It is parameter-driven for precise matching to user requirements and offers users control of many functions
                          including the ledger structure. Users can create Call Back
                          Queue records based on data from the customer master,
                          customer statistics, and open item files using the Credit
                          Manager's workbench function. Additionally, AXS-One Accounts
                          Receivable has an optional Direct Invoicing module that
                          handles pick list generation, invoice generation, deal
                          pricing, and pricing and discount tables for goods and
                          services. It also provides comprehensive financial
                          accounting and management reporting and inquiry (statistical and financial), in multiple currencies. It supports the EDI
                          820 and 823 requirements. Through the use of various
                          standard AXS-One utilities, data can be uploaded to and/or downloaded from external sources.

EXPENSE CYCLE...........  Management Expense Cycle Management (ECM) is a complete application that integrates portions of AXS-One's financial modules with workflow technology and is delivered with a
                          graphical process design wizard called the Process Design
                          Workbench. It comes with all of the workflow tasks necessary for re-engineering the payment cycle, such as several
                          scanning, faxing and invoice capture tasks, tasks for
                          indexing documents, voucher approval routing options, EFT
                          payments, exception handling, and full online inquiry to the workflow and financial data.

PROCUREMENT CYCLE
  MANAGEMENT............  Procurement Cycle Management (PCM) is a complete application that integrates portions of AXS-One's financial modules with workflow technology, including the Process Design Workbench.
                          It allows individual organizations to define the procurement cycle process and provides a view of the current processes, identifying areas that can be improved. By coupling the
                          value of workflow with AXS-One's standard functional
                          richness, PCM helps organizations decrease wait time, reduce manual effort, and improve the control of the procurement
                          process. PCM can electronically create both requisitions and purchase orders, and upon completion of an online
                          requisition, perform custom business rules, or automatically route the requisition to a supervisor for approval and
                          release.

INVENTORY CONTROL.......  The Inventory Control module is a highly flexible inventory system with full integration to both AXS-One
                          Financials/Purchase Order and AXS-One Financials/General
                          Ledger. This system features extensive inventory transaction capabilities and detailed reporting functionality. Notable features include Item Master File maintenance and inquiry
                          capability, Bill of Materials, full integration to AXS-One
                          Financials/Purchase Order through Requisition and Receiving,
                          Pick List processing, a full range of inventory transactions including warehouse moves, transfers, issues, and returns, inventory count capabilities and inventory reporting, and
                          costing methods. Through the use of various standard AXS-One utilities, data can also be uploaded and/or downloaded from external sources.

MODULE                    FEATURES
------                    --------
FIXED ASSETS............  The Fixed Assets (FA) module tracks fixed assets, maintains related financial and accounting records and provides for
                          flexible, unlimited depreciation calendars, user-defined
                          asset identification and make, model and number
                          descriptions. It can generate fixed asset information
                          directly for the AXS-One Financials/General Ledger. This
                          will produce the data required to update asset accounts,
                          accumulated depreciation accounts, depreciation expense
                          accounts, and disposition gain or loss accounts, and relieve the appropriate FA clearing accounts. This update can then be posted directly to the AXS-One Financials/ General Ledger and with the integrated reconciliation of GL and FA, can be easily monitored. Through the use of various standard
                          AXS-One utilities, data can also be uploaded and/or
                          downloaded from external sources.

ENCUMBRANCE
  ACCOUNTING............  The Encumbrance Accounting module enables public sector and not-for-profit organizations to avoid exceeding budgeted
                          amounts by enforcing strict controls over disbursements and purchasing.

    AXSPOINT SOLUTIONS: Is responsible for the development and marketing of core technology for solutions that enable organizations to electronically and securely share knowledge both within the enterprise, and with its customers and other business partners. The AXSPoint LOB enables its customers to gain and maintain competitive advantage by providing the technology that captures and delivers content and information across the enterprise and throughout the value-network. AXSPoint, through its professional services offerings, also provides customers with resources who have technology and industry expertise.

    AXSPoint solutions have been deployed as self-service information systems, Internet report publishing and distribution systems, Internet-enabled information reconciliation systems, and transaction confirmation solutions. These solutions are typically implemented in weeks, thus providing a rapid time-to-value. AXSPoint's technology captures Metacode, Text, and APA document data and places this information in a repository that provides easy access to this data for re-tasking. By combining this data with other data sources and supplying easy access via a robust user interface, AXSPoint facilitates a shorter time-to-market for custom web applications. This rapid time-to-market is a critical selling point that differentiates this LOB's product lines from competitive offerings. AXSPoint Solutions scale easily from small companies to large multinational enterprises.

    The AXSPoint Solutions LOB has 75 North American customers, and over 125 clients globally, including First Union, Deutsche Bank, Chicago Mercantile Exchange, and Chase Manhattan. Most of these organizations use client/server versions of AXS-One COOL-TM- software, but during 2001 the Company hopes to upgrade many of these customers to the e-Cellerator products-based AXSPoint family of solutions.

    The AXSPoint Solutions LOB's marketing efforts in the United States are conducted by a direct sales force that is located at the Company's headquarters in Rutherford, New Jersey, and in Atlanta. In addition, the Company plans to establish strategic alliances with hardware, database and software vendors to enhance its marketing efforts. The AXSPoint Solutions LOB is able to offer its customers highly flexible licensing methods that match the methods by which customers measure their return on investment.

    Comprehensive marketing programs are conducted in the United States, and include telemarketing, public relations, direct mail, advertising, seminars, trade shows and ongoing customer communications programs. To maintain a high level of customer satisfaction, the LOB has launched a Client Care Program with the primary goal of increasing client awareness around the flexibility that has been added to the AXSPoint products.

    Outside of the United States, the AXSPoint Solutions LOB utilizes the Company's sales and support offices in Australia, Poland, Singapore, South Africa, Canada, and the United Kingdom. In the past the Company has established distribution arrangements with third parties around the world and continually evaluates future third party arrangements. Currently, the AXSPoint Solutions LOB does not generate significant revenues from its distributors; however, it recognizes that active involvement with potential channel partners is a key to maintaining its worldwide presence.

    AXSPOINT SOLUTIONS:

MODULE                    FEATURES
------                    --------
COOL-TM-................  COOL is a client/server product that allows clients to store reports in an electronic format. It includes a suite of
                          tools that allow business process owners to view portions of a report or multiple reports, such as purchase orders,
                          checks and financial reports, on-line thus eliminating the need to distribute a paper report. The product includes
                          report mining as a standard feature and facilitates report distribution by allowing access to the information via user login to the core system or via e-mail.

                          This product's value lies in its ability to provide large
                          enterprises with the ability to view, archive and
                          disseminate massive amounts of information rapidly and with great flexibility. This speed and flexibility reduces the
                          costs associated with printing reports and resource time
                          required to search, view, and analyze data appearing in
                          multiple reports.

AXSPOINT CENTRAL........  Consists of a central repository for storing business information, together with tools that allow information to be published from the repository. The base system comes with the ability to extract information from external report
                          formats such as ASCI, PDF, PCL and XML. These report files may be either internal reports or report files received from third-party organizations such as vendors, customers or
                          business partners. Once information is stored in the
                          repository, users can gain access to this information via a standard browser. The system will also allow users to
                          subscribe to information and receive notifications or
                          reports via email. The repository stores historical views of the same information and allows users to analyze data from historical reports. This product was designed for clients
                          presently using the COOL product who need the ability to
                          access information using a Web browser, but do not need the extensive capabilities of the Exchange product.

AXSPOINT EXCHANGE.......  The AXSPoint Exchange solution allows rapid development of web based Electronic Self Service and dynamic content
                          creation systems. AXSPoint Exchange solutions are designed to meet specific business needs, such as Electronic Bill
                          Presentment and Payment, Vendor Self-Service, Customer Self-
                          Service, Billing Consolidation, and Report Consolidation and
                          Analysis. Access to the software is via a standard
                          web-browser and is authenticated for data-level secured
                          access to AXSPoint Central reports. Users can search, view, or download reports as MS Excel spreadsheets or XML-tagged files for further analysis. These solutions are designed
                          using e-Cellerator products and can be combined with the
                          AXS-One Workflow module. AXSPoint Exchange's enhanced rapid development environment makes it one of the easiest products to use when building and supporting web-based information
                          management applications.

MODULE                    FEATURES
------                    --------
                          The value of this product lies in its ability to provide
                          enterprise wide access to mission critical data on a secured platform with rapid time-to-value. Recent advances in the
                          design of this product have reduced the skill level needed to produce such applications, thus reducing the overall cost of implementation.

AXSPOINT PROCESS
  MANAGER...............  Will significantly extend the capabilities of AXSPoint. As a multi-platform product, AXSPoint Process Manager will allow a global enterprise, as well as its trading partners, to
                          view and exchange information on a highly controlled and
                          secured platform. An enhanced repository will allow data to be drawn from any AXS-One supported data source and stored in the Process Manager repository. Alternately, the data may remain in its original database and be used on a real time basis. A state of the art information process manager will manage access, analysis, and routing of this data. The
                          information process manager will allow the enterprise to
                          manage how information is shared based on process ownership, trading partner status, and data values, to mention a few
                          criteria.

                          Process Manager's value to the enterprise lies in its
                          ability to rapidly deploy and economically maintain
                          large-scale Business Process Management (BPM) solutions for
                          AXSPoint's customers. This product is scheduled for release late in 2001.

    In 2000, the AXSPoint Central and AXSPoint Exchange products were enhanced to leverage the power of eXtensible Markup Language (XML). By placing information in an XML format, AXSPoint provides an extremely powerful platform that can communicate to virtually any other package or system that uses XML.

    In 2001, AXSPoint's product strategy will address specific BPM solutions that will enable the enterprise, its customers, vendors and business partners to easily access critical information. AXSPoint Exchange will be enhanced with Workflow and will be used as the infrastructure for Electronic Self Service
(ESS) and Electronic Bill Presentment and Payment (EBPP) solutions. This specific strategy has resulted in the alpha release of AXSPoint Travel, a solution designed to assist tour operators and agents in the tedious effort of statement reconciliation. This solution was designed using a combination of AXSPoint Exchange and Workflow.

    The AXSPoint Professional Services Group provides strategic services to corporate executives who develop enterprise plans for the dissemination and analysis of mission critical information. In conjunction with the development of seminars directed specifically to executives, this group will be tasked with establishing AXSPoint as "the provider of choice" for acquisition of Information Management knowledge and services. These services will be delivered directly by AXSPoint subject matter experts and alliance partners.

    AXSPoint's market approach will focus on the development of alternate channels of distribution that leverage new incremental sources of revenue. Partnerships with systems integrators specialized in EBPP and ESS will be pursued and supported to establish AXSPoint products as core products used to deliver services to their clients. Software vendors that lack the ability to extend the functionality of their product will be supplied with the ability to present their information on an enterprise basis by leveraging AXSPoint presentation and analysis functions. Lastly, AXSPoint will pursue opportunities with web-based companies that require AXSPoint features and functionality as a complement to their business.

    TIVITY SOLUTIONS. By leveraging the Company's proven experience in building easy-to-customize, workflow-enabled systems to automate business processes, Tivity provides solutions to Professional Services Organizations (PSOs) that decrease the time to bill and the effort involved in the billing and revenue recognition processes. This family of solutions allows PSOs to operate virtually and globally across the enterprise. PSOs are among the first of the virtual workforces requiring the ability to connect a complex network of clients, employees, contractors and partners in a truly global environment. Tivity is able to provide that connectivity across all trading partners of a PSO.

    Tivity has adopted a business partner strategy to provide a full-suite solution whereby PSOs can benefit from the years of experience of its employees in this industry and the breadth of all components of its solution. Tivity's core solutions allow PSOs to effectively and efficiently manage their revenue and gross margins from anywhere in the world.

    Tivity has formed a strategic partnership with PlanView Inc. who designs and markets a world-class suite of resource and project management/scheduling tools. The ability to integrate third party tools and products with Tivity's family of solutions is a key component of being able to offer an integrated full suite solution to PSOs. Tivity is also actively seeking other partnerships during 2001.

    Tivity's business partners also include the other AXS-One LOBs. By using AXS-One's e-Cellerator products, Tivity is able to provide PSOs with world-class Internet transaction processing (ITP) and Internet knowledge processing (IKP) systems tailored to the specific requirements of PSOs.

    Tivity has 15 global customers, including Mercer Management Consulting, Cap Gemini America, William M. Mercer and America Online. These organizations use client/server versions of AXS-One's TEAM (Time & Expense Accounting Management) software, but during 2001 the Company hopes to migrate many of these customers to e-Cellerator products based on Tivity's family of solutions.

    Tivity currently markets its products and services primarily through a direct sales force dispersed throughout the United States and directly and indirectly in other parts of the world. Tivity conducts comprehensive marketing programs in the United States, which include telemarketing, public relations, direct mail, advertising, seminars, trade shows and ongoing customer communications programs.

    Outside of the United States, Tivity utilizes the Company's sales and support offices in Australia, Poland, Singapore, South Africa and the United Kingdom. In the past the Company has established distribution arrangements with third parties around the world and continually evaluates future third party arrangements. Currently, Tivity does not generate significant revenues from its distributors.

    During 2001, Tivity will look to establish agreements with major ASP providers in the United States and the United Kingdom. Under these agreements, Tivity's solutions will be hosted and "rented" to end-user organizations. Tivity expects to take a share in this revenue stream; however, Tivity does not expect this to be a significant contribution to revenue during 2001. This distribution model will allow Tivity's solutions to be used by a much wider audience of organizations. Traditionally, Tivity has focused on PSOs with in excess of 500 billable consultants, but an ASP model will allow any sized organization to access the functionality of Tivity's solutions.

    TIVITY SOLUTIONS:

MODULE                    FEATURES
------                    --------
TEAM
  (TIME & EXPENSE
  ACCOUNTING
  MANAGEMENT)...........  The Time and Expense module gives business and practice managers complete control over the process of recording and billing time and expenses at every level (client,
                          engagement, project, office, responsible employee, etc.), as well as multiple options for cost and billing rates,
                          contract billing and revenue recognition. Time and expense information, editing, and billing facilities can all be
                          accessed from an industry standard browser permitting
                          up-to-the-minute accuracy and prompt invoicing of time and expenses incurred on multiple levels of clients and/or
                          projects. This powerful management tool can be utilized to increase the productivity and profitability of all
                          chargeable time and services, while providing flexibility in defining the billing rules for each client project. Along
                          with missing time alerts and remote time and expense
                          logging, Tivity's Time & Expense solution delivers accurate and timely management of employees and billing tasks, which is particularly suitable for PSOs. Through the use of
                          various standard AXS-One utilities, such as Genex
                          (Generalized External Interface) and XML documents,
                          information can also be uploaded and/or extracted from
                          external sources.

SWIFT-AXS...............  This module allows employees and contractors of PSOs to remotely enter their timesheets and expense reports via the
                          Internet or off-line on a personal computer. The off-line
                          option of this module is currently available; the online
                          version is planned for the second quarter of 2001.

TIME & EXPENSE CYCLE
  MANAGEMENT............  This module will be a process-centric, user definable timesheet and expense report approval module that allows
                          PSOs to review and approve the timesheets and expense
                          reports of its employees prior to generating revenue for the reported work. This module is planned for the second quarter of 2001.

REVENUE CYCLE MANAGEMENT
  (RCM).................  This module is a process-centric revenue management module that allows PSOs to manage changes to their revenue stream more effectively. Phase I of RCM, currently available,
                          automates the pre-billing approval process, which enables
                          organizations to manage their billing process more
                          efficiently. Phase II of RCM, scheduled for release in
                          fourth quarter of 2001, will manage the ways in which
                          changes to already recorded revenue are controlled and
                          approved throughout the enterprise.

                          With RCM, organizations will be able to improve the quality and control of revenue. RCM will enhance the practice
                          manager function by allowing fast and accurate access to
                          pertinent information for clear and quick decision-making.

MODULE                    FEATURES
------                    --------
PROJECT & RESOURCE
  MANAGEMENT............  This solution (available directly from Tivity's business partner, PlanView Inc.) allows project managers to plan,
                          staff and manage the projects under their responsibility. It also allows resource managers to forecast resource
                          requirements and to manage and schedule resources.
                          Individual employees may update their skills inventory and preferences for future assignments.

PSO PROCUREMENT.........  This module is AXS-One Enterprise's Procurement Manager solution tailored to meet the needs of PSOs. The PSO
                          Procurement solution allows employees of PSO's to securely purchase products and services from vendors over the
                          Internet.

PSO ANALYSIS............  Built upon the capabilities of AXSPoint solutions, this is a central repository for storing business performance
                          information. It includes the ability to design and produce views of business performance metrics, such as project
                          profitability, project backlog and employee utilization. It also has the ability to publish these reports across the
                          Internet or through e-mail. The distribution of reports will have the ability to be optionally tracked from a process
                          viewpoint and to require feedback and updates from
                          subscribers.

PSO CUSTOMER............  This will be AXS-One Enterprise's Revenue Manager solution tailored to meet the unique needs of PSOs. This module will manage the incoming cash flow of a PSO. It will allow a
                          customer of a PSO to get status information on existing
                          projects, update contact and billing information, etc.--all of which will provide an electronic means of communicating with their PSO. This product is planned for the fourth
                          quarter of 2001.

PSO VENDORS.............  This is AXS-One Enterprise's Expense Manager solution tailored for PSOs. This module monitors the outgoing cash
                          flow processes. It allows third-party contractors to
                          electronically manage their profile and business
                          information.

ARCHITECTURE

    At the heart of the AXS-One's new e-commerce solutions are e-Cellerator products, which utilize an open, Internet-ready, n-tier modular architecture designed to adapt to new technological innovation, such as XML, and enable organizations to capitalize on these innovations quickly and cost-effectively. The architecture was created to simplify continuous process re-engineering (CPR) and allow companies to achieve their goals of increased competitiveness and reduced costs. e-Cellerator products allow AXS-One's business solutions to either be installed on in-house computing resources or to be remotely hosted by third-party application service providers (ASPs). This in turn leads to rapid implementation times and reduced project risks.

    The e-Cellerator products are process-centric, highly scalable and robust, able to handle the very high levels of transaction volumes and availability demanded by e-commerce solutions. These next generation products embrace the use of many third-party e-commerce tools. e-Cellerator products have been designed by AXS-One to enable the design and creation of e-commerce solutions that seamlessly glue together disparate business processes and legacy systems across the Internet. These products can access information through a variety of approaches and extract information contained in multiple data sources. Information can be extracted from computer reports, relational databases, HTML Internet pages, XML documents, etc. e-Cellerator products can interface to legacy systems through API calls and multiple messaging protocols, including XML, and can publish information via e-mails, reports, direct updates, messages, HTML pages or XML documents.

    The AXS Desk interface is a technology that sits on a Web server and allows a user to access certain functionality and information through an intuitive, no training, HTML interface (e.g. a standard Web browser). The AXS Desk Designer module will allow customers to construct and change AXS-One's Java-based applets using an industry standard form design environment. AXS-One's traditional client/server solutions, which utilize an ultra thin Microsoft VB forms-based client is also available. Any mix of these interfaces may be used in a single implementation.

    AXS-One's e-Cellerator products support relational database management systems (RDBMS) from vendors such as Microsoft Corporation (Microsoft SQL), Oracle Corporation (Oracle), Sybase, Inc. (Sybase), and Informix Corporation (Informix). AXS-One's solutions run on a variety of UNIX-based platforms--Sun Microsystems, Inc. (Sun), Hewlett-Packard Corporation (HP), Compaq Tru64 UNIX and International Business Machines Corporation (IBM), as well as Intel-based servers running Windows NT. During the latter half of 2001, AXS-One intends to deploy certain of its products which will support the Linux operating system.

    AXS-One's solutions are designed to take advantage of diverse configurations and processing capabilities at the customer or ASP site. For example, an AXS-One installation can be configured to execute discrete application functions (components) on multiple application servers. Additional application servers can be applied as users are added.

EXTENSIVE USE OF OBJECT-ORIENTED DESIGN TECHNIQUES

    Since 1990, AXS-One has relied heavily on object-oriented design techniques. The results can be seen throughout the architecture. For example, user interface controls and display components are treated as objects that can be individually manipulated, customized, and extended by user organizations.

    AXS-One uses the Java programming language as one of the tools to build its e-Cellerator products. However, e-Cellerator products go beyond the traditional, more technical view of object-oriented design techniques. e-Cellerator products-based solutions are built on an inventory of "business components", or logical decompositions of discrete business processes. These business components are combined with the AXS-One Workflow product to build robust, adaptable business processes.

    The Company believes that the benefits of business component orientation are becoming increasingly apparent. Component-oriented applications tend to be more modular than those developed with traditional methods, have cleaner interfaces, more shared code, and fewer entry points. Developers work in a simpler development environment that is less prone to error, and they produce applications that are easy to maintain, enhance, and distribute across the network. As a result, end-users get applications that are reliable, manageable, and easy to adapt to changing business requirements.

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

    In contrast, AXS-One's architecture has, for many years, separated application functions into multiple logical groupings or tiers. At the heart of AXS-One's architecture are four tiers: PRESENTATION, PROCESS LOGIC, APPLICATION LOGIC and INFORMATION ACCESS tiers.

    AXS-One's traditional four tiers may themselves be partitioned into multiple physical tiers. For example, it will be possible to deploy presentation services across the Internet or private intranets and extranets, using either the AXS Desk/C module (presentation services on the client only) or the AXS Desk module (presentation services on the client and the web server). Therefore, it is more appropriate to define the AXS-One architecture as N-TIER.

    During 2000, AXS-One has been enhancing its foundation products by use of its e-Cellerator technology. The revised architecture differs from AXS-One's traditional client/server architecture in that it adds a "templates and components" infrastructure deployed in an Internet Server tier. This provides for a rich, intuitive end user experience, and reduces the need to upgrade and support client software, since use is made of industry standard browsers. In addition, AXS-One has made significant changes in the application and database tiers to better support high volume Internet transaction traffic.

    Many first-generation client/server and Internet products rely on the database vendor's remote Structured Query Language (SQL) network software to communicate with the server. In contrast, AXS-One believes that for a multi-tiered product to perform efficiently in diverse network and system environments, it is critical that communication among the tiers be efficient and flexible. AXS-One believes that the communication service is a crucial piece of the architecture because of its performance impact and because it defines the extent to which application components can be distributed across different nodes in the network. The remote SQL APIs provided by most relational database vendors are useful for retrieving data from a remote database server, but they do not support a generalized interface for interprogram communication.

    In its data access tier, AXS-One is free to exploit the database access mechanism that is most appropriate for that database, and not use a "least common denominator" solution across RDBMS's. AXS-One's RDBMS interfaces are custom coded, and are focused on high function, high reliability, high security, high performance information access issues.

CUSTOMIZATION AND EXTENSIBILITY

    With many e-commerce solutions, customers often require extensive modifications to obtain the capabilities they desire. Some architectures provide this capability by requiring the customer to modify the product source code. These modifications add complexity and potential instability; there is no guarantee that customized source code versions of the product will translate to newer versions. Customers may later find themselves unable to utilize new features or technologies that could provide a competitive advantage.

    AXS-One's e-Cellerator products are designed to avoid this problem by using components that can be customized and extended without modifying the source code, including:

    - Presentation/user interface

    - Process logic

    - Application logic

    - Inquiry reporting

    - Drill-down modules

    - The relational information model

    - Validation and rules

    - Business components for integration with other systems

    - Business process rules

PROCESS DRIVEN

    End-to-end process management is increasingly recognized as a critical element in successful e-commerce solutions. For years, AXS-One has included with its financial applications, a world-class product, AXS-One Workflow, as an integral part of its business solutions. AXS-One's e-commerce solutions are not merely integrated with workflow; they have been designed and built with a workflow engine.

    The AXS-One Workflow module enables AXS-One e-commerce solutions to bridge and automate the process void that exists between organizations. Business solutions constructed with e-Cellerator products are rules based, allow user defined decision processing, manage business processes and documents, and are able to operate across the Internet.

    The AXS-One Workflow module is used to build total business solutions. Since a powerful rules engine is integrated directly into the AXS-One Workflow runtime, organizations are able to extend the reach of AXS-One applications to drive all facets of their business. AXS-One will enable companies to build high-performance production oriented end-to-end process systems that directly access line-of-business and horizontal application data sources in batch mode and in real time without compromising information.

    AXS-One believes that the AXS-One Workflow module is capable of being partitioned to a fine level of granularity, helping organizations increase performance at low cost. It is capable of being implemented in global environments characterized by high volumes, large user bases, complex conditional routing and extensive exception handling and it is part of the core of our new self-service solution.

MAINTAINING SECURITY

    AXS-One's e-Cellerator products provide multiple levels of security, including ways to define update versus read-only access within specific transactions. An organization's security hierarchy exists both across systems and within individual applications.

    For information level security, AXS-One's applications support NO ACCESS, READ-ONLY ACCESS and READ-WRITE ACCESS for business documents. This is defined in a security maintenance function, and uses application based security schemes. AXS-One's security extends the native security mechanisms built into UNIX or Windows NT, as well as native RDBMS security on a PER USER, USER GROUP or SYSTEM-WIDE basis.

    AXS-One offers an additional security authorization server, targeted toward self-service and self-deployable applications. Further, since AXS-One leverages standard web server technologies, standard Internet security schemes, such as SSL and RSA can be used to provide additional transactional security.

LOWERING TOTAL COST OF OWNERSHIP

    AXS-One believes that there are many ways in which its products and architecture lower the total cost of ownership for an organization. For example:

    - AXS-One provides Implementation Certainty, a proven methodology for assuring a smooth transition to, and rapid implementation of, its software.

    - AXS-One's architecture allows organizations to leverage existing development environments and partition applications for maximum performance.

    - By customizing the software outside of the source code, it is easier to upgrade from one version of the software to another--a feature that lowers internal support costs.

    - New client forms, menus, and messages can be uploaded; reducing the maintenance required for new release implementations.

    - AXS-One supports multiple languages, including double-byte enablement using the same code. Therefore, the same product can be implemented across the enterprise.

PROFESSIONAL SERVICES

    The Company considers its Professional Services to be a major asset and key differentiator from other vendors. With its twenty-four hours a day, seven days a week client support, Implementation Certainty methodology, standard and customized training, product certification, and its level of dedicated support, AXS-One has created a professional services program to handle the needs of its customers.

    As of December 31, 2000, the Company had 159 employees worldwide providing customer support, consulting and training services. To maintain a high standard of service, the Company requests customer evaluations of service personnel on a quarterly basis. Bonus compensation for these personnel is based, in part, on the results of these reviews. The Company's services are described below.

CLIENT SUPPORT

    Support for domestic U.S. clients is based out of the Company's corporate headquarters in Rutherford, New Jersey. Client support centers are also based in Toronto (for the Yorvik software), Johannesburg, London, Melbourne, Singapore, Bulgaria, Sydney and Warsaw. Annual maintenance contracts are generally required for the first year of a customer's use of the Company's products, and are renewable on an annual basis. The maintenance contract entitles the customer to any upgrades to licensed products released during the term of the contract. Maintenance fees vary depending on the hours of hot-line support requested by the customer, and typically range between 18% and 25% of the license fees.

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

TECHNICAL SERVICES

    The Company offers assistance in developing interfaces with third party software or legacy systems. These services are designed to enable the development of additional client-specific functionality, and to integrate with other mission critical systems. The Company also provides network troubleshooting and assists its customers in deploying Internet systems, RDBMS software and operating systems.

CONSULTING SERVICES

    The Company's consulting services organization provides project assurance, business systems review, technical design, functional design, business modeling, system tailoring, system certification, change management and ongoing project support in connection with customer implementation of the Company's products. Similar services are also provided for upgrades to later versions of the software and migrations to different operating platforms. The Company frequently works with third-party consultants and system integrators to provide customers with a full range of installation, customization and project management services.

EDUCATION SERVICES

    The Company provides education services in North America through its Instructional Services group. This group is responsible for the development and delivery of training courses designed to familiarize users with the Company's products. A standard schedule of courses is delivered at the Company's facilities. A course catalog and schedule are provided to the Company's customers. In addition to regularly scheduled classroom training, the Company works with its customers to develop tailored training courses for delivery at their site. The group also provides standard courses at the customer's location. Training courses vary in length from one to five days. Education services are also provided at the Company's international facilities including Australia, Poland, Singapore, South Africa and the United Kingdom.

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

PRODUCT DEVELOPMENT

    The Company has a dedicated product development and engineering organization and periodically releases new products and enhancements to existing products. Product development efforts are directed at increasing product functionality, improving product performance, providing support to existing products, expanding the capabilities of the products to inter-operate with third-party software and hardware, developing new products and integrating new technologies. In particular, the Company has from time to time devoted substantial resources to develop additional modules for its products and the capability to support additional platforms, databases, GUIs, toolsets and emerging technologies. While the Company anticipates that certain new products and enhancements will be developed internally, the Company has in the past and may continue to acquire or license technology or software from third parties when appropriate.

    There can be no assurance that the Company will be successful in developing and marketing product enhancements or new products that respond to technological change, changes in customer requirements, or emerging industry standards, that the Company will not experience difficulties that could delay or prevent the successful development, introduction and marketing of such products and enhancements, or that any new products or enhancements that it may introduce will achieve market acceptance. The inability of the Company, for technological or other reasons, to develop and introduce new products or enhancements in a timely manner in response to changing customer requirements, technological change or emerging industry standards, would have a material adverse effect on the Company's business, results of operations and financial condition. See "Business--Risk Factors."

    As of December 31, 2000, the Company had 73 employees engaged in product development and engineering.

COMPETITION

    The e-commerce software market is intensely competitive and rapidly changing. A number of companies offer products similar to the Company's products and target the same customers as the Company. The Company believes its ability to compete depends upon many factors within and outside its control, including the timing and market acceptance of new products and enhancements developed by the Company and its competitors, product functionality, performance, price, reliability, customer service and support, sales and marketing efforts and product distribution. The Company's AXS-One Enterprise Solutions are positioned in a new, highly dynamic market, with competition from traditional ERP vendors such as Ariba, and many other smaller companies. In addition, many of the traditional ERP software providers have entered the e-commerce marketplace. In the Web-based procurement market, products from Harbinger, Intellisys and Ariba are in competition with the Procurement Manager Solution. The Company also expects new start-ups to enter this very large untapped market. The traditional competitors for the Company's client/server version of the AXSPoint Central product are Anacomp, IBM, MicroBank, and FileNet Corporation. The principal AXSPoint Solutions' competitors in the area of statement presentment include Mobius, Bluegill, and Alysis. The principal competition to Tivity are of two types: existing vendors retooling their offerings for the newly defined PSA market and new companies attempting to enter this new market. The first group includes Peoplesoft, Lawson, Changepoint, Great Plains and others. The second group includes companies such as Niku and Evolve. The primary competition for AXS-One Enterprise Solutions are the financial applications software offered by SAP, Oracle Corporation, PeopleSoft, Inc. and others. See "Business--Risk Factors."

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

    The Company has obtained Federal registrations for its trademarks "Computron-Registered Trademark-" and "Yorvik-Registered Trademark-," and its applications for Federal registrations for its trademarks "AXS-One-TM-," "Access Tomorrow Today-TM-," "TransAXS-TM-," "AXSPoint-TM-" and "Powering the Virtual Economy-TM-" are pending in the United States. In addition, the Company has certain U.S. common law rights, and rights under foreign laws in relation to its trademarks, service marks and product names. Although the Company believes that the trademarks and service marks it uses are distinct, there can be no assurance that the Company will be able to register or protect such trademarks and service marks. See "Business--Risk Factors."

EMPLOYEES

    As of December 31, 2000, the Company had 338 full-time employees, 220 within the United States and 118 outside the United States, including 73 in product development and engineering, 159 in customer service and support, 54 in sales and marketing, and 52 in finance, administration and executive management. The Company's employees are not covered by any collective bargaining agreements. The Company believes that its relations with its employees are good.

RISK FACTORS

WE HAVE A HISTORY OF NET LOSSES.

    AXS-One may never generate sufficient revenues or reduce costs to be profitable. Even if we do become profitable, we may not sustain or increase profitability on a quarterly or annual basis in the future. AXS-One has incurred net losses of $9.0 million for 1998, $3.7 million for 1999 and $0.3 million during our fiscal year that ended December 31, 2000. As of December 31, 2000, we had an accumulated deficit of $76.0 million.

    AXS-One's quarterly operating results may fluctuate as a result of various factors inherent in our business that may cause the market price of our common stock to fall. Additionally, our business has and will continue to experience significant seasonality.

    AXS-One's revenue and operating results have fluctuated and may continue to fluctuate significantly from quarter to quarter in the future, causing our common stock price to be quite volatile. A variety of factors, many of which are not in our control, cause these fluctuations and include, among others,

    - the proportion of revenues we attribute to license fees versus fees for the services we provide,

    - the number of third parties we use to perform services,

    - the amount of revenues we generate from our sale of third party software,

    - changes in our product mix,

    - demand for our products,

    - the size and timing of individual license transactions,

    - the products and enhancements that we, or our competitors, introduce,

    - changes in our customers' budgets,

    - potential customers unwillingness to undertake major expenditures with us due to our past operating results

    - competitive conditions in the industry and general economic conditions.

    Additionally, clients' licensing of our products is often delayed because

    - our clients must commit a significant amount of capital, and

    - frequently, a license must be authorized through the appropriate channels within a client's organization.

    Because of these reasons, as well as others, our products' sales cycles are typically lengthy and subject to a number of significant risks over which we often have little or no control that include a customer's budgetary constraints and internal authorization reviews.

    Historically, AXS-One has operated with little backlog, since products are generally shipped as we receive orders. Because our license fees in any quarter substantially depend on orders booked and shipped in the last month, and often during the last week, of a given quarter, we typically recognize a substantial portion of our revenues in the last month of a quarter, frequently concentrated in the last week of the quarter.

    Delays in the timing of when we recognize specific revenues may adversely and disproportionately affect our operating results because

    - a high percentage of our operating expenses are relatively fixed,

    - planned expenditures are based primarily on sales forecasts, and

    - only a small percentage of our operating expenses vary with our revenues.

    Because of these factors, we believe that period to period comparisons of our operating results are not necessarily meaningful and no one should rely on quarter-to-quarter comparisons of our operating results to indicate our future performance.

    Additionally, our business has experienced, and we expect it to continue to experience, significant seasonality, due, in part, to our customers' buying patterns, caused primarily by:

    - our customers' budgeting and purchase patterns, and

    - our sales commission policies. Generally, we compensate our sales personnel based on quarterly and annual performance quotas.

We expect that these patterns will likely continue in the future.

    Because of all of these factors, in future quarters, our operating results may be significantly lower than the estimates of public market analysts and investors. Any discrepancy could cause the price of our common stock to be quite volatile and to decline significantly. We cannot assure anyone that we will be profitable in any future quarter.

THE ELECTRONIC COMMERCE SOFTWARE MARKET IS INTENSELY COMPETITIVE.

    AXS-One cannot assure anyone that it will be able to compete successfully against current or future competitors or that competitive pressures will not have a material adverse effect on its business, operating results and financial condition. The electronic commerce software market is intensely competitive and is changing rapidly. A number of companies offer products similar to ours and target the same customers. We believe that our ability to compete depends upon many factors, many of which are not in our control, including, among others,

    - timing and market acceptance of new products and enhancements developed by us, as well as by our competitors,

    - whether our products are reliable, how they function, perform, and are priced,

    - our customer service and support,

    - our sales and marketing efforts,

    - our product distribution.

    Our AXS-One Enterprise Solutions are positioned in a new, highly dynamic market with competition from traditional ERP vendors such as Ariba, and many other smaller companies. Additionally, many traditional enterprise resource planning software providers have entered into the e-commerce marketplace.

    Most of our competitors are substantially larger than us, and have significantly greater financial, technical and marketing resources, and extensive direct and indirect distributing channels. As a result, our competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to developing, promoting and selling their products than we can. Our products also compete with those offered by other vendors, and with proprietary software developed by third-party professional service organizations, as well as by potential customers' management information systems departments.

    We expect established and emerging companies to compete with us, as the electronic commerce software market continues to develop and expand, due to the relatively low barriers necessary to enter the software market. We also expect that competition will also increase as the software industry consolidates. Furthermore, we cannot assure anyone that any of the companies with whom we currently have relationships, many of which may have significantly greater financial and marketing resources than we do, will not, in the future, develop or market software products that compete with our products, or discontinue their relationship or support of us.

    Additionally, our current and potential competitors have established, or may establish in the future, cooperative relationships among themselves or with third parties to increase their products' ability to address the needs of our prospective customers. Therefore, new competitors or alliance among competitors could emerge and rapidly acquire a significant market share. Increased competition is likely to result in

    - reducing the price of our products,

    - reducing our gross margins, and

    - losing market share.

    Any of these factors would adversely affect our business, our operating results and financial condition.

AXS-ONE DEPENDS ON ITS PRINCIPAL PRODUCTS FOR ITS REVENUES.

    Substantially all of our revenues are derived from licensing and fees from related services of

    - AXS-One Enterprise Solutions,

    - AXS Point Solutions, and

    - Tivity Solutions.

    We expect that these products and services will continue to account for substantially all of our revenues during 2001. Accordingly, our future operating results will depend, in part, on

    - achieving broader market acceptance of our products and services,

    - maintaining our customer base, as well as,

    - enhancing these products and services to meet our customers' evolving needs.

    Additionally, during 2001, our AXS-One Enterprise Solutions, AXSPoint Solutions and Tivity Solutions each need to gain market acceptance. If

    - demand in the market for electronic commerce software is reduced,

    - competition increases, or

    - sales of such products or services decline,

any of these factors could adversely our business, operating results and financial conditions in a material way.

AXS-ONE'S MARKET IS CHARACTERIZED BY NEW PRODUCTS FREQUENTLY BEING INTRODUCED,
  RAPID TECHNOLOGY CHANGES, PRODUCT DEFECT RISKS, AND DEVELOPMENT DELAYS.

    If AXS-One is unable, for technological, financial or other reasons, whether or not within its control, to timely develop and introduce new products or enhancements to respond to changing customer requirements, technological change or emerging industry standards, our business, operating results and financial condition could suffer.

    The electronic commerce software market is characterized by

    - rapid technological change,

    - changes in customer requirements,

    - frequent new product introductions and enhancements, and

    - emerging industry standards.

    Our software performance, customization, reporting capabilities, or other business objectives may or may not be affected by these changes and may or may not render us incapable of meeting future customer software demands. Introducing products embodying new technologies and emerging new industry standards can render existing products obsolete and unmarketable. Accordingly, it is difficult to estimate our products' life cycles. Our future success will depend in part on our ability to maintain our client/server products and to develop and introduce new electronic commerce products that respond to evolving customer requirements and keep pace with technological development and emerging industry standards, such as new

    - operating systems,

    - hardware platforms,

    - interfaces, and

    - third party application software.

We cannot assure anyone that

    - we will be successful in developing and marketing product enhancements or new products that respond to

     - technological change,

     - changes in customer requirements, or

     - emerging industry standards.

    - we will not experience difficulties that could delay or prevent our successfully developing, introducing and marketing new products and enhancements, or

    - any new products or enhancements that we may introduce will be accepted by our targeted market.

    Software products as complex as those we offer often encounter development delays and, when introduced or when new versions are released, may contain undetected errors or may simply fail. These delays, errors or failures create a risk that the software will not operate correctly and could cause our future operating results to fall short of expectations published by certain public market financial analysts. From time to time, we develop products that are intended to be compatible with various new computer operating systems, although we make no assurances that we will successfully develop software products that will be compatible with additional operating systems or that will perform as we intend. Additionally, our products, technologies and our business in general rely upon third-party products from various sources including, among others,

    - hardware and software vendors,

    - relational database management systems vendors, or

    - reporting software vendors.

    In the future, it is unclear whether our dependence upon these third-party products will affect our ability to support or make our products readily available. In the past, we have experienced delays by third parties who develop software that our products depend upon. These holdups have resulted in delays in developing and shipping our products. Despite testing by our current and potential customers, as well as by us, errors may be found in new products or enhancements after we ship them which can delay or adversely affect market acceptance. We cannot assure anyone that any of these problems would not adversely affect our business, operating results and financial condition.

WE RISK BEING DE-LISTED FROM THE AMERICAN STOCK EXCHANGE WHICH COULD REDUCE OUR
  ABILITY TO RAISE FUNDS

    AXS-One has a negative stockholders' equity and our common stock has recently been selling on the American Stock Exchange for less than $1.00 per share. If these, or other, conditions persist, then, under its published guidelines, the American Stock Exchange might de-list our common stock from trading on that exchange. If its common stock were to be de-listed by the American Stock Exchange, AXS-One might be unable to list its common stock with another stock exchange. In that event, trading of our common stock might be limited to the OTC Bulletin Board or similar quotation system.

    Inclusion of our common stock on the OTC Bulletin Board or similar quotation system could adversely affect the liquidity and price of our common stock and make it more difficult for AXS-One to raise additional capital on favorable terms, if at all. In addition, de-listing by the American Stock Exchange might negatively impact AXS-One's reputation and, as a consequence, its business.

AXS-ONE DEPENDS UPON ITS PROPRIETARY TECHNOLOGY AND IF WE ARE UNABLE TO PROTECT
  OUR TECHNOLOGY, OUR COMPETITIVE POSITION WOULD BE ADVERSELY AFFECTED.

    We believe that our success greatly depends on our proprietary technology and software. We rely primarily on a combination of trademark and copyright law, trade secret protection and contractual agreements with our employees, customers, partners and others to protect our proprietary rights. Despite our efforts to protect our proprietary rights, unauthorized third parties may attempt to copy all or part of our products or reverse engineer or obtain and use information that we regard as proprietary. Additionally, the laws of some foreign countries do not protect our proprietary rights to the same extent as do the laws of the United States. We cannot assure anyone that the steps we take to protect our proprietary rights will be adequate or that our competitors will not independently develop technologies that are substantially equivalent or superior to ours.

OUR PRODUCTS MAY BECOME SUBJECT TO INFRINGEMENT CLAIMS.

    We believe that none of our products, trademarks, or service marks, technologies or other proprietary rights infringe upon the proprietary rights of any third parties. However, as the number of software products in our industry increases and the functionality of these products further overlap, we believe that software developers like us may become increasingly subject to infringement claims. Additionally, the e-commerce field has recently seen an increase in the number of "business method" patents issued, and infringement claims asserted, based on these newly issued patents. Any claims asserted, regardless of their merit, can be time consuming and expensive to defend, could cause delays in shipping our products or require us to enter into royalty or licensing agreements that may not be available on terms acceptable to us. Any of these factors would significantly impact our operating results and financial conditions or materially disrupt the conduct of our business. We cannot assure anyone that third parties will not assert infringement claims against us in the future with respect to our current or future products or services.

A SECURITY BREACH COULD HARM OUR BUSINESS.

    Our products provide security features designed to protect its users' data from being retrieved or modified without being authorized. While AXS-One continues to review and enhance the security features in its products, we can make no assurances concerning the successful implementation of security features and their effectiveness within a customer's operating environment. If an actual security breach were to occur, our business, operating results and financial condition could suffer.

A VARIETY OF RISKS ASSOCIATED WITH AXS-ONE'S INTERNATIONAL OPERATIONS COULD
  ADVERSELY AFFECT ITS BUSINESS.

    We believe that our continued growth and profitability will require AXS-One to expand its sales in international markets, which require significant management attention and financial resources. We cannot assure anyone, however, that we will be able to maintain or increase international market demand for our products and services.

    The information below shows the effects of the sale of the Company's French and German subsidiaries during 1999 upon revenues from our foreign customers. In 1998, 1999 and 2000 the Company's total revenues from customers outside the United States were as follows:

                                 CUSTOMERS OUTSIDE THE        CUSTOMERS OUTSIDE THE
                                     UNITED STATES                UNITED STATES
                                 (INCLUDING FRANCE AND        (EXCLUDING FRANCE AND
                                        GERMANY)                     GERMANY)
                               --------------------------   --------------------------
YEAR                             $ AMOUNT      PERCENTAGE     $ AMOUNT      PERCENTAGE
----                           -------------   ----------   -------------   ----------
1998.........................  $29.9 million      47.1%     $18.0 million      34.9%
1999.........................  $21.9 million      37.9%     $16.5 million      31.4%
2000.........................  $17.4 million      35.8%     $17.4 million      35.7%

    AXS-One is subject to additional risks related to operating in foreign countries. These risks generally include:

    - unexpected changes in tariffs, trade barriers and regulatory requirements,

    - costs of localizing products for foreign countries,

    - lack of acceptance of localized products in foreign markets,

    - longer accounts receivable payment cycles,

    - difficulties managing international operations,

    - potentially adverse tax consequences,

    - restrictions on repatriation of earnings,

    - reduced legal protection of our intellectual property, and

    - the burden of complying with a wide variety of foreign laws

Any of these factors, or others, could adversely affect our future international revenues and consequently, our business, operating results and financial conditions.

OUR OPERATING RESULTS MAY BE ADVERSELY AFFECTED BY DEVALUATION AND CURRENCY
  RISKS.

    Most of our international license fees and service revenues are denominated in foreign currencies. Decreases in foreign currency values relative to the U.S. dollar could result in losses to us from foreign currency translations. Currently, we do not hedge against foreign currency exchange risks but in the future we may commence hedging against specific foreign currency transaction risks. We may be unable to hedge all our exchange rate exposure economically, and exchange rate fluctuations may have a negative effect on our ability to meet our obligations. For those international sales that are U.S. dollar-denominated, any decreases in the value of foreign currencies relative to the U.S. dollar could make our products less price competitive.

WE RELY ON CERTAIN THIRD-PARTY RELATIONSHIPS.

    Our business, product development, operating results and financial condition could be adversely impacted if we fail to maintain our existing relationships or establish new relationships, in the future, with third parties because of diverging interests, one or more of these third parties is acquired, or for any other reason, whether or not within our control. We rely on third-party relationships with a number of consultants, systems integrators and software and hardware vendors to

    - enhance our product development and marketing and sales efforts,

    - implement our software products, and

    - support our customers.

These relationships assist our product development process, and assist us in marketing, servicing and implementing our products. A number of these relationships are not memorialized in formal written agreements.

    Our products also incorporate software that we license from third parties. These licenses expire from time to time and generally, we do not have access to the source code for the software that a third party will license to us. Certain of these third parties are small companies without extensive financial resources. If any of these companies terminate relationships with us, cease doing business, or stop supporting their products, we may be forced to expend a significant amount of time and development resources to try to replace the licensed software. If that were to occur, our business, operating results and financial condition could be adversely impacted.

AXS-ONE'S EXECUTIVE OFFICERS, DIRECTORS AND AFFILIATES OWN A CONTROLLING AMOUNT
  OF ITS COMMON STOCK.

    This control may prevent or discourage tender offers for our common stock unless these controlling stockholders approve the terms of any such offers. As of March 15, 2001, AXS-One's executive officers, directors and affiliates together beneficially own approximately 39.6% of its outstanding common stock. As a result, these stockholders are able to exercise control over matters requiring stockholder approval including:

    - electing directors, and

    - mergers, consolidations, and sale of all or substantially all of our assets.

AXS-ONE RELIES ON ITS KEY PERSONNEL AND MAY HAVE DIFFICULTY ATTRACTING AND
  RETAINING THE SKILLED EMPLOYEES IT NEEDS TO OPERATE SUCCESSFULLY.

    AXS-One's future success will depend, in large part, on the continued service of its key executives, and if we fail to attract and maintain those executives, the quality of our products, our business, financial condition and operating results could suffer. AXS-One has experienced turn-over of its key executives in the past. In 2000, Michael Jorgensen assumed responsibility for North American Sales in the AXS-One Enterprise Division. Mr. Jorgensen was confirmed as head of North American Operations, and William Levering was named to replace Mr. Jorgensen as CFO, in March 2001. In January 2001, Dennis Piccininni joined the Company as President of the Tivity Division, and Nat Bosco joined the Company as Vice President and General Manager of AXS-Point Solutions. We can not assure anyone that turn-over of our key executives will not continue, and that such turn-over would not adversely affect our business, operating results and financial condition.

    We also believe that our future success will depend, in large part, on our ability to attract, retain and motivate highly skilled employees, and, particularly, technical, management, sales and marketing personnel. Competition for qualified employees in our industry is intense. AXS-One has from time to time in the past experienced, and expects to continue experiencing in the future, difficulty in hiring and retaining employees with appropriate qualifications. We cannot assure anyone that we will be able to retain our employees or attract or retain highly qualified employees to develop, market, service and support our products and conduct our operations.

AXS-ONE'S COMMON STOCK'S TRADING PRICE MAY BE VOLATILE FOR REASONS OVER WHICH IT
  MAY HAVE LITTLE CONTROL.

    AXS-One's common stock's trading price has, from time to time, experienced, and is likely to continue to experience, significant price and volume fluctuations, often responding to, among other factors,

    - quarterly variations in our operating results,

    - the gain or loss of significant contracts,

    - changes in earning estimates by securities analysts,

    - announcements of technological innovations by us or our competitors,

    - announcements of new products or services by us or our competitors,

    - general conditions in the software and computer industries, and

    - general economic and market conditions.

    Additionally, the stock market in general, frequently experiences extreme price and volume fluctuations. In particular, the market prices of the securities of companies such as ours have been especially volatile recently, and often these fluctuations have been unrelated or disproportionate to the operating performance of the affected companies. The market price of our common stock may be adversely affected by these market fluctuations. Also, the low market price of our common stock may make it prohibitive to obtain additional equity funding.

AXS-ONE HAS NEVER PAID OR DECLARED DIVIDENDS AND DOES NOT EXPECT TO IN THE
  FORESEEABLE FUTURE.

    AXS-One has never paid or declared any cash dividends and it does expect to pay any cash dividends in the foreseeable future. We currently intend that future earnings, if any, will be retained for business use.

DIRECTORS, EXECUTIVE OFFICERS AND KEY MANAGEMENT EMPLOYEES

    The current directors, executive officers and key management employees of the Company as of March 9, 2001, are as follows:

NAME                                    AGE                           POSITION
----                                  --------   ---------------------------------------------------
John A. Rade........................     66      President, Chief Executive Officer, and Director

Michael R. Jorgensen................     48      Executive Vice President, North America

Elias Typaldos......................     50      Senior Vice President, Research and Development and
                                                   Chairman of the Board

Gennaro Vendome.....................     54      Vice President and Director

Paul Abel...........................     47      Vice President, Secretary and General Counsel

William G. Levering III.............     40      Vice President, Chief Financial Officer and
                                                 Treasurer

Nat Bosco...........................     45      Vice President and General Manager, AXSPoint
                                                   Solutions

Dennis Piccininni...................     53      President, Tivity

Daniel H. Burch(1)..................     49      Director

Robert Migliorino(2)................     51      Director

William E. Vogel(1).................     63      Director

Edwin T. Brondo(2)..................     53      Director

Allan Weingarten(1).................     53      Director

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

    MICHAEL R. JORGENSEN joined the Company as Executive Vice President and Chief Financial Officer, Treasurer and Secretary in February 1997. Effective March 2, 2001, Mr. Jorgensen became Executive Vice President, North America. Prior to joining the Company, from June 1993 to December 1996, Mr. Jorgensen was Senior Vice President and Chief Financial Officer of Ground Round
Restaurants, Inc., a publicly-held chain of family restaurants. Prior to that, from March 1992, to April 1993, he was Vice President/Finance-Middle East of Alghanim Industries. Mr. Jorgensen was Chief Financial Officer of International Proteins Corporation from May 1988 to September 1991. Prior to 1991,
Mr. Jorgensen served in a senior financial role with several multinational companies in the finance manufacturing and information technology/software industry.

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

    WILLIAM G. LEVERING III joined the Company as Revenue Controller in
June 1996, was promoted to Corporate Controller in February 1997, Vice President, Corporate Controller in July 1998, and became Vice President, Chief Financial Officer and Treasurer on March 2, 2001. Prior to joining the Company, Mr. Levering was a Senior Manager with the international accounting firm of KPMG LLP. Mr. Levering was employed by KPMG LLP from August 1982 to June 1996 and is a Certified Public Accountant.

    DENNIS W. PICCININNI joined the Company in January 2001. Mr. Piccininni is President of the Tivity LOB. Prior to joining the Company he was the President and CEO of Systemcorp from December 1998 to July of 2000. From 1990 to 1998 Mr. Piccininni was Vice President and General Manager, Americas for ABT Corporation.

    NAT BOSCO joined the Company in January 2001 as Vice President and General Manager of the AXSPoint LOB.. From May 2000 to January 2001 Mr. Bosco was a Director at EE21, a recent Internet venture. From April 1998 to April 2000,
Mr. Bosco held the position of President at Legacy Consulting, a privately held company. Coopers & Lybrand employed Mr. Bosco from 1992 through 1998, as a managing associate.

    DANIEL H. BURCH has been a director since October 1999. Mr. Burch is the President and founder of MacKenzie Partners, Inc., a proxy solicitation and mergers and acquisitions firm. From January 1990 to the founding of MacKenzie Partners in February 1992, Mr. Burch was Executive Vice President at Dewe Rogerson & Company, an investor and public relations firm.

    ROBERT MIGLIORINO has been a director since 1991. Mr. Migliorino is a founding partner of the venture capital partnership Canaan Partners, which through its affiliates was until early 2000 a principal stockholder of the Company. Prior to establishing Canaan Partners in 1987, he spent 15 years with General Electric Co. in their Drive Systems, Industrial Control, Power Delivery, Information Services and Venture Capital businesses.

    WILLIAM E. VOGEL has been a director since August 1996. Since 1971,
Mr. Vogel has been Chief Executive Officer of Centennial Financial Group, Inc., which is in the health insurance business. He has also been the Chief Executive Officer of W.S. Vogel Agency, Inc., a life insurance brokerage general agency, since 1961. In November 2000, Mr. Vogel became an employee and Executive Sales Manager for Benefitmall.com.

    EDWIN T. BRONDO has been a director since May 1997. Mr. Brondo is currently retired. From August 1998 to August 2000 he was Executive Vice President and Chief Financial Officer of e-Vantage Solutions, Inc (formerly called Elligent Consulting Group, Inc.), a technology consulting company. e-Vantage Solutions may be deemed to be an affiliate of the Company by virtue of the relationship of e-Vantage Solutions with a major stockholder of the Company. Mr. Brondo was Chief Administrative Officer and Senior Vice President of First Albany Companies, Inc., an investment banking firm, from June 1993 until December 1997.

    ALLAN WEINGARTEN has been a director since October 2000. Mr. Weingarten is currently a Private Investor, and has been since January 2000 a Business Consultant for Carl Marks Consulting Group LLC. From June 1997 to December 1999 he was Executive Vice President and Chief Financial Officer of VoCall Communications Corporation. From October 1995 to June 1997, he was an independent business consultant.

    Each of the Directors shall be subject to re-election at the 2001 Annual Stockholders meeting.

ITEM 2. PROPERTIES

FACILITIES

    The Company's corporate headquarters are located in Rutherford, New Jersey in leased facilities consisting of 48,800 square feet of office space occupied under a lease expiring in December 2002 with an option to renew the lease for one additional three-year period. The Company leases additional facilities and offices, including facilities located in the Atlanta, Chicago, and Philadelphia metropolitan areas, and Mississauga, Canada. The Company also leases sales and support offices outside of North America in Australia, Bulgaria, Poland, Singapore, South Africa and the United Kingdom. While the Company believes that its facilities are adequate for its present needs, the Company periodically reviews its needs. The Company believes that additional space, if needed, would be available on commercially reasonable terms.

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

    No matters were submitted to a vote of security holders during the fourth quarter of 2000.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
  MATTERS

    The Company's Common Stock currently trades on the American Stock Exchange under the symbol "AXO."

    The following table lists the high and low sales prices for the periods set forth below:

PERIOD                                                           HIGH           LOW
------                                                        -----------   -----------
1999
First quarter...............................................   1 7/16       1 5/16
Second quarter..............................................   1 7/16        7/8
Third quarter...............................................   1             1/2
Fourth quarter..............................................   4             3/8

2000
First quarter...............................................  11 7/8        1 3/4
Second quarter..............................................   9            1 11/16
Third quarter...............................................   2 3/4        1 1/4
Fourth quarter..............................................   2 3/16        7/16

    As of March 15, 2001 the approximate number of record holders of the Company's Common Stock was 648.

    The Company has never paid cash dividends on its capital stock. The Company currently intends to retain any earnings for use in its business and does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

    The selected consolidated financial data set forth below for the years ended December 31, 1996, 1997, 1998, 1999 and 2000 have been derived from the audited consolidated financial statements of the Company. The consolidated statement of operations data for the years ended December 31, 1998, 1999 and 2000, and the consolidated balance sheet data as of December 31, 1999 and 2000 are derived from, and are qualified by reference to, the audited consolidated financial statements and the related notes thereto included elsewhere in this report. The selected consolidated financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements of the Company and related notes thereto included elsewhere in this report.

                                                              YEARS ENDED DECEMBER 31,
                                                ----------------------------------------------------
                                                  1996       1997       1998       1999       2000
                                                --------   --------   --------   --------   --------
                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF
OPERATIONS DATA:(1)
Revenues:
  License fees................................  $ 17,625   $ 20,372   $15,273    $11,468    $ 8,765
  Services....................................    36,770     47,219    48,248     46,400     40,011
                                                --------   --------   -------    -------    -------
    Total revenues............................    54,395     67,591    63,521     57,868     48,776
Operating expenses:
  Cost of license fees........................     2,634      2,004     3,824      1,955      1,245
  Cost of services............................    28,255     28,440    28,389     24,647     21,005
  Sales and marketing.........................    24,181     16,654    14,970     12,064     10,546
  Research and development....................    11,872     10,996    10,568      7,600      6,926
  General and administrative..................    20,014     14,280    13,586     12,213      9,242
  Goodwill impairment.........................        --         --        --        573         --
  Restructuring costs.........................        --         --     1,025         --         --
                                                --------   --------   -------    -------    -------
    Total operating expenses..................    86,956     72,374    72,362     59,052     48,964
                                                --------   --------   -------    -------    -------
Operating loss................................   (32,561)    (4,783)   (8,841)    (1,184)      (188)
Other income (expense):
  Costs related to settlement of class action
    litigation................................      (758)    (9,591)      (74)        --         --
  Loss on sales of subsidiaries...............        --         --        --     (2,242)        --
  Other.......................................     1,572        745      (116)      (580)      (415)
                                                --------   --------   -------    -------    -------
Total other income (expense)..................       814     (8,846)     (190)    (2,822)      (415)
                                                --------   --------   -------    -------    -------
Loss before income tax (provision) benefit and
  extraordinary item..........................   (31,747)   (13,629)   (9,031)    (4,006)      (603)
Income tax (provision) benefit................      (100)       (16)      (12)       508        304
                                                --------   --------   -------    -------    -------
Loss before extraordinary item................   (31,847)   (13,645)   (9,043)    (3,498)      (299)
Extraordinary loss on modification of debt....        --         --        --       (182)        --
                                                --------   --------   -------    -------    -------
Net loss......................................  $(31,847)  $(13,645)  $(9,043)   $(3,680)   $  (299)
                                                ========   ========   =======    =======    =======
Basic and diluted net loss per common share...  $  (1.53)  $  (0.65)  $ (0.38)   $ (0.15)   $ (0.01)
                                                ========   ========   =======    =======    =======
Weighted average basic and diluted common
  shares outstanding..........................    20,787     20,834    23,963     23,914     24,624
                                                ========   ========   =======    =======    =======

                                                                  AS OF DECEMBER 31,
                                                 ----------------------------------------------------
                                                   1996       1997       1998       1999       2000
                                                 --------   --------   --------   --------   --------
                                                                    (IN THOUSANDS)
BALANCE SHEET DATA:(1)
Cash and cash equivalents, short-term
  investments and restricted cash..............  $23,884    $12,597    $ 8,865    $ 1,455    $ 2,257
Working capital (deficiency)...................    4,358      2,767     (6,317)    (6,862)    (6,990)
Total assets...................................   56,693     35,598     28,517     17,501     15,184
Deferred revenue...............................   18,551      9,078      9,558      8,534      7,496
Total long term debt and capital lease
  obligations..................................       97         23      2,229      2,425      1,222
Common stock subject to repurchase.............       --      5,000         --         --         --
Total stockholders' equity (deficit)...........   14,742      6,095     (2,375)    (5,348)    (3,808)

------------------------

(1) For the periods 1996 through 1999, the data above included subsidiaries in France and Germany which were sold during 1999.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto and is qualified in its entirety by reference thereto.

    This Report contains statements of a forward-looking nature within the meaning of the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, relating to future events or the future financial performance of the Company. Investors are cautioned that such statements are only predictions and that actual events or results may differ materially. In evaluating such statements, investors should specifically consider the various factors identified in this Report which could cause actual results to differ materially from those indicated by such forward-looking statements, including the matters set forth in "Business--Risk Factors."

OVERVIEW

    In November 2000, the Company changed its name to AXS-One Inc. from Computron Software, Inc., in order to better reflect the direction of the Company to the new family of products outlined below.

    The Company was founded in 1978 as a developer of custom financial software for mission-critical applications in large organizations, primarily financial institutions. In the early 1980's, the Company developed financial software for legacy platforms and introduced sophisticated enterprise-wide financial software. Identifying the need for client/server financial software applications in the late 1980's, the Company commenced the re-architecture of its financial software and began the development and deployment of new products, specifically a workflow and document management product. In 1993, the Company introduced Financials and Workflow, the client/server versions of its financial and workflow products. COOL was introduced in the latter half of 1993. Since 1994, the Company has released versions of its products able to interoperate with popular RDBMS software.

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

    In 1999 the Company started a major development effort to build a suite of electronic commerce solutions based upon its next generation n-tier Internet-architecture. This new family of products, e-Cellerator products, is designed to meet the needs of organizations that wish to conduct business across the Internet. e-Cellerator products are used to build two families of solutions, AXS-One Enterprise solutions and AXSPoint solutions. AXS-One Enterprise solutions are designed to enable businesses to conduct business transactions across the Internet. AXSPoint solutions are designed to enable organizations to exchange information and knowledge across the Internet. These two families of solutions were announced in the fourth quarter of 1999, and AXS-One Enterprise solutions and AXSPoint solutions modules were made available throughout 2000 and will continue to be made available in 2001 and beyond. See "Item 1. Business."

    The Company's revenues are derived from license fees and services. Revenue from non-cancelable software licenses is recognized when the license agreement has been signed, delivery has occurred, the fee is fixed or determinable and collectibility is probable. In multiple element arrangements, the Company defers the vendor-specific objective evidence of fair value ("VSOE") related to the undelivered elements and recognizes revenue on the delivered elements using the residual method. The most commonly deferred element is initial post contract support (maintenance), which is recognized on a straight-line basis over the initial maintenance term. Maintenance fees in subsequent years are recognized on a straight-line basis over the life of the applicable agreement. Revenues for consulting, maintenance and implementation services, including training, are recognized upon performance of the services. When the Company enters into a license agreement requiring development or significant customization of the software products, the Company recognizes revenue relating to the agreement using contract accounting. The Company's license agreements generally do not provide a right of return. Historically, the Company's backlog has not been substantial, since products are generally shipped and consulting services are generally rendered as orders are received.

    The Company has experienced, and may in the future experience, significant fluctuations in its quarterly and annual revenues, results of operations and cash flows. The Company believes that domestic and international operating results and cash flows will continue to fluctuate significantly in the future as a result of a variety of factors, including the timing of revenue recognition related to significant license agreements, the lengthy sales cycle for the Company's products, the proportion of revenues attributable to license fees versus services, the utilization of third parties to perform services, the amount of revenue generated by resales of third party software, changes in product mix, demand for the Company's products, the size and timing of individual license transactions, the introduction of new products and product enhancements by the Company or its competitors, changes in customers' budgets, competitive conditions in the industry and general economic conditions. For a description of certain factors which may affect the Company's operating results, see "Business--Risk Factors."

    The Company incurred net losses of $9.0 million, $3.7 million and $0.3 million in 1998, 1999 and 2000, respectively and operating losses of $8.9 million, $1.2 million and $0.2 million in 1998, 1999 and 2000, respectively. Operating losses incurred by the Company's French and German subsidiaries, which were sold in 1999, totaled $3.7 million and $2.4 million for 1998 and 1999, respectively. The 1999 net loss includes a $2.2 million loss on sales of subsidiaries.

RECENTLY ISSUED ACCOUNTING STANDARDS

    In the second quarter of 1998, the Financial Accounting Standards Board
(FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." In June 1999, the FASB issued SFAS No. 137 which defers the effective date of SFAS No. 133. SFAS No. 133 requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The Company currently does not use derivative instruments and as such, the adoption of SFAS No. 133 on January 1, 2001 did not have a material impact on the consolidated financial position or results of operations.

EURO CURRENCY

    On January 1, 1999, certain countries of the European Union established fixed conversion rates between their existing currencies and one common currency, the euro. The euro then began to trade on currency exchanges and to be used in business transactions. Beginning in January 2002, new euro-denominated currencies will be issued and the existing local currencies will be withdrawn from circulation by July 1, 2002. The Company derived approximately 37.9% and 35.8% for 1999 and 2000, respectively of its total revenues outside the United States, a significant portion of which is in Europe. Excluding the Company's French and German subsidiaries, which were sold in 1999 (see Note 2 to the Consolidated Financial Statements), the Company derived 34.9%, 31.5% and 35.8% of its revenue from outside the United States in 1998, 1999 and 2000, respectively. The Company believes the euro conversion will not have a material effect on the Company's consolidated financial position or results of operations.

RESULTS OF OPERATIONS

    The following table sets forth for the periods indicated, certain operating data, and data as a percentage of total revenues both including and excluding the French and German subsidiaries sold during 1999.

                                                                YEAR ENDED DECEMBER 31, 1998
                                                      -------------------------------------------------
                                                                                EXCLUDING    DATA AS A
                                                         AS       FRANCE &       FRANCE      PERCENT OF
                                                      REPORTED     GERMANY      & GERMANY     REVENUE
(IN MILLIONS)                                         --------   -----------   -----------   ----------
                                                                 (UNAUDITED)   (UNAUDITED)
Revenues:
  License fees......................................   $15.3        $ 2.9         $12.4          24.0 %
  Services..........................................    48.2          9.0          39.2          76.0
                                                       -----        -----         -----        ------
    Total revenues..................................    63.5         11.9          51.6         100.0
                                                       -----        -----         -----        ------
Operating expenses:
  Cost of license fees..............................     3.8          1.2           2.6           5.0
  Cost of services..................................    28.4          6.1          22.3          43.2
  Sales and marketing...............................    15.0          1.8          13.2          25.6
  Research and development..........................    10.6          1.4           9.2          17.8
  General and administrative........................    13.6          4.4           9.2          17.8
  Restructuring costs...............................     1.0          0.7           0.3           0.6
                                                       -----        -----         -----        ------
    Total operating expenses........................    72.4         15.6          56.8         110.1
                                                       -----        -----         -----        ------
Operating loss......................................    (8.9)        (3.7)         (5.2)        (10.1)
                                                       -----        -----         -----        ------
Other income (expense):
  Other income (expense), net.......................    (0.1)          --          (0.1)         (0.2)
                                                       -----        -----         -----        ------
    Other expense, net..............................    (0.1)          --          (0.1)         (0.2)
                                                       -----        -----         -----        ------
Net loss............................................   $(9.0)       $(3.7)        $(5.3)        (10.3)%
                                                       =====        =====         =====        ======

                                                                                                      YEAR ENDED
                                                       YEAR ENDED DECEMBER 31, 1999                DECEMBER 31, 2000
                                             -------------------------------------------------   ---------------------
                                                                       EXCLUDING    DATA AS A               DATA AS A
                                                AS       FRANCE &       FRANCE      PERCENT OF      AS      PERCENT OF
                                             REPORTED     GERMANY      & GERMANY     REVENUE     REPORTED    REVENUE
                                             --------   -----------   -----------   ----------   --------   ----------
                                                        (UNAUDITED)   (UNAUDITED)
Revenues:
  License fees.............................   $11.5        $ 0.5         $11.0         21.0%      $ 8.8        18.0%
  Services.................................    46.4          4.9          41.5         79.0        40.0        82.0
                                              -----        -----         -----        -----       -----       -----
    Total revenues.........................    57.9          5.4          52.5        100.0        48.8       100.0
                                              -----        -----         -----        -----       -----       -----
Operating expenses:
  Cost of license fees.....................     2.0          0.2           1.8          3.4         1.2         2.6
  Cost of services.........................    24.6          3.4          21.2         40.4        21.0        43.1
  Sales and marketing......................    12.1          0.9          11.2         21.3        10.6        21.6
  Research and development.................     7.6          0.4           7.2         13.7         6.9        14.2
  General and administrative...............    12.2          2.3           9.9         18.9         9.3        18.9
  Goodwill impairment......................     0.6          0.6            --           --          --          --
                                              -----        -----         -----        -----       -----       -----
    Total operating expenses...............    59.1          7.8          51.3         97.7        49.0       100.4
                                              -----        -----         -----        -----       -----       -----
Operating income (loss)....................    (1.2)        (2.4)          1.2          2.3        (0.2)       (0.4)
                                              -----        -----         -----        -----       -----       -----
Other income (expense):
  Loss on sales of subsidiaries............    (2.2)        (2.2)           --           --          --          --
  Other income (expense), net..............    (0.6)          --          (0.6)        (1.1)       (0.4)       (0.8)
                                              -----        -----         -----        -----       -----       -----
    Other expense, net.....................    (2.8)        (2.2)         (0.6)        (1.1)       (0.4)       (0.8)
                                              -----        -----         -----        -----       -----       -----
Income (loss) before income tax benefit and
  extraordinary item.......................    (4.0)        (4.6)          0.6          1.1        (0.6)       (1.2)
Income tax benefit.........................     0.5           --           0.5          1.0         0.3         0.6
                                              -----        -----         -----        -----       -----       -----
Income (loss) before extraordinary item....    (3.5)        (4.6)          1.1          2.1        (0.3)       (0.6)
Extraordinary loss on modification of
  debt.....................................    (0.2)          --          (0.2)        (0.3)         --          --
                                              -----        -----         -----        -----       -----       -----
Net income (loss)..........................   $(3.7)       $(4.6)        $ 0.9          1.8%      $(0.3)       (0.6)%
                                              =====        =====         =====        =====       =====       =====

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

    Revenues for these subsidiaries were $11.9 million and $5.4 million for the years ended December 31, 1998 and 1999, respectively, or 18.7% and 9.3% of total revenues. Revenues for 1999 include revenues through May 31 and November 30 for Germany and France, respectively ("reporting periods"). The decrease in revenues from 1998 to 1999 was primarily the result of a reduction in license sales in Germany and France and declines in product service revenues in the France operation.

    While operating expenses in these subsidiaries decreased from $15.6 million in 1998 to $7.8 million for the reporting periods in 1999, expenses as a percentage of total revenues increased from 131.1% in 1998 to 144.4% in 1999. This is primarily the result of the decline in revenues without a proportional related reduction in costs.

    As a consequence of the above, the Company's operations in France and Germany incurred operating losses totaling $3.7 million and $2.4 million in 1998 and 1999, respectively.

    On June 1, 1999 and December 23, 1999, the Company sold its wholly-owned subsidiaries located in Germany and France, respectively. The Company recorded a loss of $2.2 million or $0.09 per share in connection with the sales (see
Note 2 to the Consolidated Financial Statements).

    Subsequent to the sale of the Germany and France operations, the remaining operations are solely involved in the sales of internally developed products ("core products").

                             RESULTS OF OPERATIONS

    The following discussions relate to changes in the results of operations, excluding France and Germany, for the three years presented in the results of operations table.

TOTAL REVENUES

    The Company's revenues are derived from license fees and services. Total revenues increased from $51.6 million in 1998 to $52.5 million in 1999 and decreased to $48.8 million in 2000. This represents an increase of 1.7% from 1998 to 1999 and a decrease of 7.0% from 1999 to 2000. Total revenues in 1999 increased slightly resulting from an increase in service revenues offset by a decrease in license revenue. The decrease in 2000 resulted from a decrease in both license revenue and service revenues.

    The Company derived approximately $18.0 million, $16.5 million and $17.4 million or 34.9%, 31.4% and 35.7% of its total revenues, from customers outside of the United States in 1998, 1999 and 2000, respectively. The Company expects that revenues from customers outside the United States will continue to represent a significant percentage of its total revenues in the future. Most of the Company's international license fees and services revenue are denominated in foreign currencies. With respect to the Company's international sales that are U.S. dollar denominated, decreases in the value of foreign currencies relative to the U.S. dollar could make the Company's products less price competitive.

    LICENSE FEES

    License fees include revenues from software license agreements entered into between the Company and its customers with respect to both the Company's products and, to a lesser degree, third party products resold by the Company. Revenue from non-cancelable software licenses is recognized when the license agreement has been signed, delivery has occurred, the fee is fixed or determinable and collectibility is probable. In multiple element arrangements, the Company defers the VSOE related to the undelivered elements and recognizes revenue on the delivered elements using the residual method. License fees decreased 11.3% from 1998 to 1999 and 20.3% from 1999 to 2000. During 1998, no customer accounted for greater than 10% of total license revenues. License revenues in 1999 included license revenue of $2.2 million from one customer or 20.0% of total license revenues for the year. License revenues in 2000 included license revenue of $2.5 million from two customers or 28.3% of total license revenues for the year. The decrease in license revenue in 2000 was attributable to product transitioning and general market conditions offset slightly by the sale of our newly developed Internet-enabled products.

    SERVICE REVENUES

    Service revenues include fees from software maintenance agreements, training, installation and consulting services. Maintenance fees, including first year maintenance which is allocated from the total license arrangement based on VSOE, are recognized ratably over the period of the maintenance agreement. Training, installation and consulting services revenue are recognized as the services are performed. Service revenues increased 5.9% from 1998 to 1999 and decreased 3.6% from 1999 to 2000. The increase in 1999 was attributed primarily to a higher demand for upgrades and implementation services for the Company's core products in the U.S. as companies prepared themselves for Y2K. The majority of the decrease in 2000 relates to lower service revenues in the U.S. operations, due to lower license sales and fewer demand for upgrades in the installed base.

COST OF LICENSE FEES

    Cost of license fees consists primarily of amortization of capitalized software development cost, amounts paid to third parties with respect to products resold by the Company in conjunction with licensing of the Company's products, and, to a lesser extent, the costs of documentation. The elements can vary substantially from period to period as a percentage of license fees.

    Cost of license fees decreased from $2.6 million in 1998 to $1.8 million in 1999, to $1.2 million in 2000. These costs represented 21.0%, 16.4%, and 13.6% of license fees in 1998, 1999 and 2000, respectively. The decrease in 1999 and 2000 was the result of decreased documentation costs. Cost of license fees decreased in 2000 due to the cancellation in the U.S. of a third party licensing agreement.

COST OF SERVICES

    Cost of services consists primarily of personnel and third party costs for product quality assurance, training, installation, consulting and customer support. Total service costs decreased from $22.3 million in 1998 to $21.2 million in 1999 to $21.0 million in 2000 which represented 56.9%, 51.1% and 52.5% of service revenues in 1998, 1999 and 2000, respectively. The decrease during 1999 resulted from higher utilization rates throughout the world, and a reduction in non-billable travel related expenses. Cost of services decreased slightly in 2000 mainly due to a decrease in the cost of third party services in the U.S. related to the decrease in services revenue.

SALES AND MARKETING

    Sales and marketing expenses consist primarily of salaries, commissions and bonuses related to sales and marketing personnel as well as travel and promotional expenses. Sales and marketing expenses decreased from $13.2 million in 1998, to $11.2 million in 1999 and $10.6 million in 2000, which represented 106.5%, 101.8% and 120.5% of total license fee revenues, respectively. Sales and marketing expenses decreased substantially during 1999 due primarily to a decrease in personnel and advertising programs, partially offset by an increase in commission expense. The decrease in 2000 is attributable to a decrease in salaries from lower headcount during the year and lower commission from decreased license revenue, partially offset by increased marketing costs from the rebranding of the Company name. The Company continues to place significant emphasis, both domestically and internationally, on client sales through its own sales force.

RESEARCH AND DEVELOPMENT

    Research and development expenses consist primarily of personnel costs, costs of equipment, facilities and third party software development costs. Research and development expenses are generally charged to operations as incurred. However, certain software development costs are capitalized in accordance with Statement of Financial Accounting Standards No. 86. Such capitalized software development costs are generally amortized on a straight-line basis over periods not exceeding three years.

    Research and development expenses (net of capitalized software development costs) decreased from $9.2 million in 1998 to $7.2 million in 1999 to $6.9 million in 2000, which represented 17.8%, 13.7% and 14.1% of total revenues, respectively. The Company capitalized software development costs of $0.3 million, $1.5 million and $1.8 million in 1998, 1999 and 2000, respectively. The decrease in research and development costs in 1999 and 2000 was primarily the result of an increase in capitalized software development costs, a continued decrease in costs for the Yorvik product, and a decrease in use of temps and non-employee consultants. The rate of capitalization of software development costs may fluctuate depending on the mix and stage of development of the Company's research and development projects.

GENERAL AND ADMINISTRATIVE

    General and administrative expenses consist primarily of salaries of administrative, executive and financial personnel and outside professional fees. General and administrative expenses increased from $9.2 million in 1998 to $9.9 million in 1999 and decreased to $9.3 million in 2000. The increase in 1999 primarily represented an increase in rent, bonuses and recruitment costs partially offset by a decrease in professional fees and depreciation and amortization. General and administrative expenses decreased in 2000 primarily due to decreases in employee recruitment costs and bonuses in the U.S. operation and decreased personnel costs in the Canada and Singapore operations partially offset by increased professional fees.

RESTRUCTURING COSTS

    During its fiscal second quarter of 1998, the Company committed itself to a plan whereby it eliminated 32 positions in the United States, which were rendered redundant through a reengineering process, and eliminated 16 positions outside the United States, which were servicing legacy products. Of the 48 positions eliminated, all were terminated prior to December 31, 1998 except as follows: six people resigned prior to being terminated and one position was terminated subsequent to December 31, 1998. Accordingly, the Company recorded a net charge to operations in 1998 totaling approximately $1.0 million, (includes restructuring amounts for France and Germany), ($1.3 million in the second quarter of 1998, reduced in the third quarter of 1998 by $0.3 million for anticipated savings attributable to resignations) reflecting the termination costs of those personnel. The Company incurred cash outlays of $0.8 million and $0.2 million for the years ended December 31, 1998 and 1999, respectively.

OPERATING INCOME (LOSS)

    As a consequence of the above, the Company incurred an operating loss of $5.2 million for 1998, operating income of $1.2 million for 1999 and an operating loss of $0.2 million for 2000.

OTHER INCOME (EXPENSE), NET

    Other income (expense), net increased from $(0.1) million in 1998 to $(0.6) million in 1999 mainly as a result of a decrease in interest income from lower cash balances and higher interest expense related to the revolving line of credit. Other income (expense), net decreased from $(0.6) million in 1999 to $(0.4) million in 2000 as a result of a decrease in loan costs related to debt which was fully amortized as of December 31, 1999 (see note 3 to the Consolidated Financial Statements).

INCOME TAX (PROVISION) BENEFIT

    The Company's income tax provision was immaterial in 1998.

    The Company recorded an income tax benefit of $0.5 million and $0.3 million in 1999 and 2000, respectively, from the sales to third parties of certain expiring New Jersey State Tax net operating loss carry-forwards.

EXTRAORDINARY LOSS ON MODIFICATION OF DEBT

    In connection with the 1999 sale of its subsidiary in France, the Company modified the outstanding term loan (see Note 2 to the Consolidated Financial Statements) resulting in an extraordinary loss in 1999, net of taxes, in the amount of $0.2 million for the write-off of deferred debt acquisition costs.

RESULTS OF OPERATIONS

    As a consequence of the above, the Company incurred a net loss of $5.3 million in 1998, net income of $0.9 million in 1999, and a net loss of $0.3 million in 2000.

LIQUIDITY AND CAPITAL RESOURCES

    At December 31, 2000, the Company had cash and cash equivalents of $2.2 million and restricted cash of $0.1 million and a working capital deficit of $7.0 million. Included in the deficit is $7.5 million of deferred revenue. On March 31, 1998, the Company entered into a three-year Loan and Security Agreement ("Agreement") which provides maximum borrowings of up to $10 million. The Agreement contains a revolving line of credit and a term loan (the "Initial Term Loan"). The Initial Term Loan provided for $5 million available in one drawdown which the Company borrowed on the closing date. The Initial Term Loan was repayable in 36 monthly installments beginning May 1, 1998. Under the revolving line of credit the Company currently has available the lesser of $5 million or 85% of eligible receivables, as defined. The net available amount under the revolving line of credit at December 31, 2000 is approximately
$2.1 million, of which no amounts were outstanding.

    Effective March 8, 1999, the Company amended the Agreement in order to increase amounts available under the term loan portion of the Agreement by the lesser of $1 million or eligible maintenance revenue, as defined, through September 2001 (the "Additional Term Loan"), to extend the termination date of the credit facility to March 31, 2002, and to establish restrictive financial covenants for 1999 (see Note 3 to the Consolidated Financial Statements). No amounts were drawn down in connection with the amendment.

    Effective December 22, 1999, the Company further amended the Agreement (Amendment No. 7) in order to make available to the Company a second term loan (the "Second Term Loan" and together with the Initial Term Loan, the "A Term Loan") in the original principal amount of $1.3 million, a third term loan (the "B Term Loan") in the original principal amount of $750,000, to extend the termination date of the credit facility to March 31, 2003 and to establish restrictive financial covenants for 2000. The term loans under Amendment No. 7 replaced the Additional Term Loan under the March 8, 1999 amendment.

    The A Term Loan and the B Term Loan, under Amendment No. 7, shall be made at the Company's request at any time (i) in the case of an A Term Loan, on or after December 22, 1999 but before September 30, 2002 and (ii) in the case of the B Term Loan, on or after December 22, 1999 but before December 31, 2000. The Second Term Loan provided for a one-time borrowing which the Company executed on the closing date. The A Term Loan bears interest at the rate of prime as defined (9.50% at December 31, 2000) plus 1.5% and is payable in monthly installments of $100,000. The B Term Loan provides for not more than three borrowings of increments of at least $250,000 through December 31, 2000. The Company borrowed $500,000 against the B Term Loan on November 3, 2000 and requested the remaining $250,000 on December 31, 2000 which was subsequently remitted and recorded on the Company's books on January 2, 2001. The B Term Loan bears interest at the rate of 12% per annum and is payable in monthly installments of $62,500 through December 31, 2001.

    Effective March 16, 2001, the Company further amended the Agreement (Amendment No. 9) in order to make available an additional term loan (the "Additional B Term Loan") in the original principal amount of up to $2,000,000, to extend the termination date of the credit facility to March 31, 2004 and to establish restrictive financial covenants for 2001.

    The Additional B Term Loan provides for not more than three borrowings. Each request for a borrowing under the Additional B Term Loan must specify the amount of the requested Term Loan, which can not exceed (A) $750,000 if such request is made on or after March 16, 2001 but before December 31, 2001, plus (B) an additional $500,000 if such request is made on or after April 30, 2001 but before December 31, 2001, plus (C) an additional $750,000 if such request is made on or before July 31, 2001 but before December 31, 2001, and which must be in a minimum amount of $500,000. The availability of the Additional B Term Loan is subject to the Company's compliance with the 2001 financial covenants. The aggregate outstanding principal amount of the Term Loans shall be repaid in monthly installments of $150,000 beginning April 1, 2001 over the remaining term of the Loan and Security Agreement.

    Amendment No. 9 provides a limitation that if the total outstanding balance of term loans exceeds the lesser of (i) 45% of eligible maintenance revenues through December 31, 2001, 40% of eligible maintenance revenues from January 1, 2002 through December 31, 2002, 25% of eligible maintenance revenues from January 1, 2003 through March 31, 2004 and (ii) $4.5 million, then the Company is required to prepay the principal amount in an amount sufficient to cause the aggregate principal amount of the term loans to be less than or equal to the relevant limits set forth above. As of December 31, 2000, eligible maintenance revenues totaled approximately $10,717.

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

    The Company's operating activities used cash of $4.5 million in 1998 and provided cash of $0.6 million and $3.1 million in 1999 and 2000, respectively. Net cash used in operating activities in 1998 was primarily the result of the net loss partially offset by non-cash depreciation and amortization charges. Net cash provided by operating activities in 1999 was primarily the result of the net loss offset by non-cash depreciation and amortization charges and the loss on sale of subsidiaries (see Note 2 to the Consolidated Financial Statements). Net cash provided by operating activities in 2000 was primarily the result of non-cash depreciation and amortization charges and a decrease in accounts receivable, partially offset by a decrease in accounts payable, accrued expenses, and deferred revenue.

    The Company's investing activities used cash of $1.2 million in 1998, $2.2 million in 1999 and $3.2 million in 2000. Investing activities were principally for purchases of equipment totaling $1.7 million in 1998, $0.7 million in 1999 and $0.9 million in 2000 and capitalized software costs totaling $1.5 million in 1999 and $1.8 million in 2000.

    Cash provided by financing activities was $3.6 million in 1998 and $1.3 million in 2000. Cash used in financing activities was $0.4 million in 1999. During 1998, cash provided by financing activities resulted from $5.0 million in term loan proceeds offset by $1.2 million in repayments. During 1999, cash used in financing activities included repayments of the term portion of the loan agreement totaling approximately $1.7 million partially offset by proceeds of $1.3 million from modification of the loan agreement. Cash provided by financing activities in 2000 was primarily the result of proceeds from the exercise of stock options and warrants partially offset by repayments of the term portion of the loan.

    The Company has no significant capital commitments. Planned capital expenditures for 2001 total approximately $1.2 million, exclusive of any software development costs that may qualify for capitalization under Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Sofware to be Sold, Leased or Otherwise Marketed." The Company's aggregate minimum operating lease payments for 2001 will be approximately $2.0 million.

    The Company has experienced recurring net losses of $9.0 million, $3.7 million and $0.3 million during the years ended December 31, 1998, 1999 and 2000, respectively. Additionally, as a result of intense competition and rapid technological change, the Company has also experienced declining license and service revenues. In response to these conditions, management of the Company is pursuing several initiatives intended to improve operating results and liquidity and better position the Company to compete under current market conditions. The Company expects that its operating cash flow and available financial resources will be sufficient to fund the Company's working capital requirements through 2001. However, the Company's ability to achieve the anticipated results is affected by the extent of cash generated from operations and the pace at which the Company utilizes its available resources. Accordingly, the Company may in the future be required to seek additional sources of financing or future accommodations from its existing lender. No assurance can be given that management's initiatives will be successful or that any such additional sources of financing or lender accommodations will be available.

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

    The information below summarizes the Company's market risk associated with its debt obligation as of December 31, 2000. Fair value included herein has been estimated taking into consideration the nature and term of the debt instrument and the prevailing economic and market conditions at the balance sheet date. The table below presents principal cash flows by year of maturity based on the terms of the debt. The variable interest rate disclosed represents the rate at December 31, 2000. Changes in the prime interest rate during fiscal 2001 will have a positive or negative effect on the Company's interest expense. Each 1% fluctuation in the prime interest rate will increase or decrease annual interest expense for the Company by approximately $29,000, based on the debt outstanding as of December 31, 2000. Further information specific to the Company's debt is presented in Note 3 to the Consolidated Financial Statements.

                                                                         YEAR OF MATURITY
                                ESTIMATED      VARIABLE      CARRYING   -------------------
DESCRIPTION                     FAIR VALUE   INTEREST RATE    AMOUNT      2001       2002
-----------                     ----------   -------------   --------   --------   --------
                                                      (IN THOUSANDS)
A Term loan...................    $2,422         11.0%        $2,422     $1,200     $1,222
B Term loan...................    $  500         12.0%        $  500     $  500         --

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The information required by this Item is incorporated by reference herein from Part IV Item 14(a) (1) and (2).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The Company incorporates herein by reference the information concerning directors and executive officers in its Notice of Annual Stockholders' Meeting and Proxy Statement to be filed within 120 days after the end of the Company's fiscal year (the "2001 Proxy Statement").

ITEM 11. EXECUTIVE COMPENSATION

    The Company incorporates herein by reference the information concerning executive compensation contained in the 2001 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The Company incorporates herein by reference the information concerning security ownership of certain beneficial owners and management contained in the 2001 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The Company incorporates herein by reference the information concerning certain relationships and related transactions contained in the 2001 Proxy Statement.

                                    PART IV

ITEM 14. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K

(A)(1) CONSOLIDATED FINANCIAL STATEMENTS:

                                                              PAGE NO.
                                                              --------
Report of Independent Auditors..............................     40

Consolidated Balance Sheets at December 31, 1999 and 2000...     41

Consolidated Statements of Operations for the years ended
  December 31, 1998, 1999 and 2000..........................     42

Consolidated Statements of Comprehensive Loss for the years
  ended
  December 31, 1998, 1999 and 2000..........................     43

Consolidated Statements of Stockholders' Deficit for the
  years ended
  December 31, 1998, 1999 and 2000..........................     44

Consolidated Statements of Cash Flows for the years ended
  December 31, 1998, 1999 and 2000..........................     45

Notes to Consolidated Financial Statements..................     46

(A)(2) CONSOLIDATED FINANCIAL STATEMENT SCHEDULES:

Report of Independent Auditors On Schedule..................     60

Schedule II--Valuation and Qualifying Accounts:
Years Ended December 31, 1998, 1999 and 2000................     61

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

     4.3#               Form of Warrant (1997)

     4.4+++             Form of Warrant (2001)

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

    10.7*               Lease Agreement between the Company and Enterprise
                        Development Corporation.

    10.9* License Agreement between the Company and Pfizer, Inc., as amended.

    10.12*              Contract between the Company and Polish State Railways
                        Central Office of Purchasing and Sales Ferpol, a division of
                        Polish State Railways.

    10.13*              Program License Contract between the Company and Deutsche
                        Bank AG.

    10.16**             Employment Agreement between the Company and Michael
                        Jorgensen.

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

    10.39********       Amendment No. 5 to the Loan and Security Agreement

    10.40+              Amendment No. 6 to the Loan and Security Agreement

    10.41+              Amendment No. 7 to the Loan and Security Agreement

    10.42+              Amendment No. 8 to the Loan and Security Agreement

    10.43++ Share Purchase Agreement, dated December 23, 1999, between the Company and ADONIX relating to the sale of all of the shares of AXS-One Software, S.A. (English translation)

    10.44+++            Amendment No. 9 to the Loan and Security Agreement

    10.45+++            Employment Agreement between the Company and Dennis
                        Piccininni

    10.46+++            Employment Agreement between the Company and Nat Bosco

    10.47+++ Investment Banking Services Agreement between the Company and Stonegate Securities, Inc. dated November 2, 2000, and
                        Amendment dated January 24, 2001.

    10.48+++            Employment Agreement between the Company and William
                        Levering

    21.1                List of Subsidiaries.

    23.1                Consent of KPMG LLP

------------------------

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

**** Incorporated by reference to the Exhibits filed with the Company's 1997 Form 10-K

***** Incorporated by reference to the Exhibits filed with the Company's March 31, 1998 Form 10-Q

****** Incorporated by reference to the Exhibits filed with the Company's June 30, 1998 Form 10-Q

******* Incorporated by reference to the Exhibits filed with the Company's September 30, 1998 Form 10-Q

******** Incorporated by reference to the Exhibits filed with the Company's 1998 Form 10-K

+ Incorporated by reference to the Exhibits filed with the Company's 1999 Form 10-K

++ Incorporated by reference to the Exhibits filed with the Company's Form 8-K filed on December 23, 1999

+++                     Filed herewith

(B) REPORTS ON FORM 8-K FILED IN THE FOURTH QUARTER OF 2000:

    On November 2, 2000, the Company filed a Report on Form 8-K relating to the name change from Computron Software Inc. to AXS-One Inc.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Rutherford, State of New Jersey, on this 28th day of March 2001.

                                            AXS-ONE INC.

                                              By:      /s/ JOHN A. RADE
                                                       -----------------------------------------
                                                                      JOHN A. RADE
                                                                CHIEF EXECUTIVE OFFICER,
                                                                 PRESIDENT AND DIRECTOR

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities indicated on March 28, 2001.

                  SIGNATURE                                      TITLE(S)
                  ---------                                      --------

              /s/ JOHN A. RADE                 Chief Executive Officer, President and
--------------------------------------------   Director (Principal Executive Officer)
               (John A. Rade)

         /s/ WILLIAM G. LEVERING III           Vice President, Chief Financial Officer and
--------------------------------------------   Treasurer (Principal Financial and Accounting
          (William G. Levering III)            Officer)

             /s/ ELIAS TYPALDOS                Senior Vice President Research and
--------------------------------------------   Development and Chairman of the Board
              (Elias Typaldos)

             /s/ GENNARO VENDOME               Vice President, and Director
--------------------------------------------
              (Gennaro Vendome)

             /s/ DANIEL H. BURCH               Director
--------------------------------------------
              (Daniel H. Burch)

            /s/ ROBERT MIGLIORINO              Director
--------------------------------------------
             (Robert Migliorino)

            /s/ WILLIAM E. VOGEL               Director
--------------------------------------------
             (William E. Vogel)

             /s/ EDWIN T. BRONDO               Director
--------------------------------------------
              (Edwin T. Brondo)

            /s/ ALLAN WEINGARTEN               Director
--------------------------------------------
             (Allan Weingarten)

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders

AXS-One Inc.:

    We have audited the accompanying consolidated balance sheets of AXS-One Inc. and subsidiaries as of December 31, 1999 and 2000, and the related consolidated statements of operations, comprehensive loss, stockholders' deficit, and cash flows for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AXS-One Inc. and subsidiaries as of December 31, 1999 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

KPMG LLP

Short Hills, New Jersey
January 29, 2001, except
as to note 3, which is as
of March 16, 2001

                         AXS-ONE INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       2000
                                                              --------   --------
                                     ASSETS
Current assets:
  Cash and cash equivalents.................................  $  1,154   $  2,207
  Restricted cash...........................................       301         50
  Accounts receivable, net of allowance for doubtful
    accounts of $1,315 and $1,060 at December 31, 1999 and
    2000, respectively......................................    11,153      7,832
  Prepaid expenses and other current assets.................       954        691
                                                              --------   --------
      Total current assets..................................    13,562     10,780
                                                              --------   --------
Equipment and leasehold improvements, at cost:
  Computer and office equipment.............................    11,605     12,045
  Furniture and fixtures....................................     1,204      1,198
  Leasehold improvements....................................     1,087      1,084
                                                              --------   --------
                                                                13,896     14,327
  Less--accumulated depreciation and amortization...........    12,052     13,057
                                                              --------   --------
                                                                 1,844      1,270
                                                              --------   --------
Capitalized software development costs, net of accumulated
  amortization of
  $4,998 and $5,743 at December 31, 1999 and 2000,
  respectively..............................................     2,002      3,030
Other assets................................................        93        104
                                                              --------   --------
                                                              $ 17,501   $ 15,184
                                                              ========   ========
                      LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Current portion of long-term debt and capital lease
    obligations.............................................  $  1,105   $  1,700
  Accounts payable..........................................     3,083      3,107
  Accrued expenses..........................................     7,202      5,467
  Other current liabilities.................................       500         --
  Deferred revenue..........................................     8,534      7,496
                                                              --------   --------
      Total current liabilities.............................    20,424     17,770
                                                              --------   --------
Long-term liabilities:
  Long-term debt and capital lease obligations, net of
    current portion.........................................     2,425      1,222
                                                              --------   --------
Commitments and contingencies
Stockholders' deficit:
  Preferred stock, $.01 par value, authorized 5,000 shares,
    no shares issued and outstanding........................        --         --
  Common stock, $.01 par value, authorized 50,000 shares;
    23,923 shares and 24,785 shares issued and outstanding
    at December 31, 1999 and 2000, respectively.............       239        248
  Additional paid-in capital................................    70,141     72,032
  Accumulated deficit.......................................   (75,739)   (76,038)
  Accumulated other comprehensive income (loss).............        11        (50)
                                                              --------   --------
      Total stockholders' deficit...........................    (5,348)    (3,808)
                                                              --------   --------
                                                              $ 17,501   $ 15,184
                                                              ========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                         AXS-ONE INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1998       1999       2000
                                                              --------   --------   --------
Revenues:
  License fees..............................................  $15,273    $11,468    $ 8,765
  Services..................................................   48,248     46,400     40,011
                                                              -------    -------    -------
    Total revenues..........................................   63,521     57,868     48,776
                                                              -------    -------    -------
Operating expenses:
  Cost of license fees......................................    3,824      1,955      1,245
  Cost of services..........................................   28,389     24,647     21,005
  Sales and marketing.......................................   14,970     12,064     10,546
  Research and development..................................   10,568      7,600      6,926
  General and administrative................................   13,586     12,213      9,242
  Goodwill impairment.......................................       --        573         --
  Restructuring costs.......................................    1,025         --         --
                                                              -------    -------    -------
    Total operating expenses................................   72,362     59,052     48,964
                                                              -------    -------    -------
Operating income (loss).....................................   (8,841)    (1,184)      (188)
                                                              -------    -------    -------
Other income (expense):
  Costs related to settlement of class action litigation....      (74)        --         --
  Loss on sales of subsidiaries.............................       --     (2,242)        --
  Interest income...........................................      453         89         71
  Interest expense..........................................     (439)      (450)      (423)
  Other expense.............................................     (130)      (219)       (63)
                                                              -------    -------    -------
    Other expense, net......................................     (190)    (2,822)      (415)
                                                              -------    -------    -------
Loss before income tax (provision) benefit and extraordinary
  item......................................................   (9,031)    (4,006)      (603)
Income tax (provision) benefit..............................      (12)       508        304
                                                              -------    -------    -------
Loss before extraordinary item..............................   (9,043)    (3,498)      (299)
Extraordinary loss on modification of debt..................       --       (182)        --
                                                              -------    -------    -------
Net loss....................................................  $(9,043)   $(3,680)   $  (299)
                                                              =======    =======    =======

Basic and diluted net loss before extraordinary loss per
  common share..............................................  $ (0.38)   $ (0.14)   $ (0.01)
Basic and diluted extraordinary loss per common share.......       --      (0.01)        --
                                                              -------    -------    -------

Basic and diluted net loss per common share.................  $ (0.38)   $ (0.15)   $ (0.01)
                                                              =======    =======    =======

Weighted average basic and diluted common shares
  outstanding...............................................   23,963     23,914     24,624
                                                              =======    =======    =======

  The accompanying notes are an integral part of these consolidated financial statements.

                         AXS-ONE INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

                                 (IN THOUSANDS)

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1998       1999       2000
                                                              --------   --------   --------
Net loss....................................................  $(9,043)   $(3,680)    $(299)

Translation adjustment......................................     (177)      (307)      (61)
                                                              -------    -------     -----

  Comprehensive loss........................................  $(9,220)   $(3,987)    $(360)
                                                              =======    =======     =====

  The accompanying notes are an integral part of these consolidated financial statements.

                         AXS-ONE INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

                                 (IN THOUSANDS)

                                                                                         ACCUMULATED        TOTAL
                                          COMMON STOCK       ADDITIONAL                     OTHER       STOCKHOLDERS'
                                       -------------------    PAID-IN     ACCUMULATED   COMPREHENSIVE      EQUITY
                                        SHARES     AMOUNT     CAPITAL       DEFICIT     INCOME (LOSS)     (DEFICIT)
                                       --------   --------   ----------   -----------   -------------   -------------
  BALANCE--DECEMBER 31, 1997.........   23,777      $238       $69,373      $(63,016)       $(500)         $ 6,095
Net loss.............................       --        --            --        (9,043)          --           (9,043)
Translation adjustment...............       --        --            --            --         (177)            (177)
Decrease in liability relating to
  sale of common stock...............       --        --           131            --           --              131
Issuance of common stock.............      119         1           595            --           --              596
Exercise of stock options............       17        --            23            --           --               23
                                        ------      ----       -------      --------        -----          -------
  BALANCE--DECEMBER 31, 1998.........   23,913       239        70,122       (72,059)        (677)          (2,375)
Net loss.............................       --        --            --        (3,680)          --           (3,680)
Translation adjustment...............       --        --            --            --         (307)            (307)
Decrease in cumulative translation
  adjustment due to sales of
  subsidiaries.......................       --        --            --            --          995              995
Exercise of stock options............       10        --            19            --           --               19
                                        ------      ----       -------      --------        -----          -------
  BALANCE--DECEMBER 31, 1999.........   23,923       239        70,141       (75,739)          11           (5,348)
Net loss.............................       --        --            --          (299)          --             (299)
Translation adjustment...............       --        --            --            --          (61)             (61)
Exercise of stock options and
  warrants...........................      862         9         1,891            --           --            1,900
                                        ------      ----       -------      --------        -----          -------
  BALANCE--DECEMBER 31, 2000.........   24,785      $248       $72,032      $(76,038)       $ (50)         $(3,808)
                                        ======      ====       =======      ========        =====          =======

  The accompanying notes are an integral part of these consolidated financial statements.

                         AXS-ONE INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1998       1999       2000
                                                              --------   --------   --------
Cash flows from operating activities:
Net loss....................................................  $(9,043)   $(3,680)   $  (299)
  Adjustments to reconcile net loss to net cash flows
    provided by (used in) operating activities:
    Depreciation and amortization...........................    3,733      2,624      2,107
    Goodwill impairment.....................................       --        573         --
    Provision for doubtful accounts.........................      114        263        219
    Extraordinary loss on modification of debt..............       --        182         --
    Loss on sale of equipment and leasehold improvements....        9         10         44
    Loss on sales of subsidiaries...........................       --      2,242         --
  Changes in current assets and liabilities, net of
    divestitures:
    Restricted cash.........................................    1,274      4,303        243
    Accounts receivable.....................................      185     (1,241)     2,833
    Prepaid expenses and other current assets...............    1,261        742        247
    Accounts payable and accrued expenses...................   (2,518)      (120)    (1,530)
    Due to shareholders.....................................       --     (4,404)        --
    Deferred revenue........................................      510       (922)      (730)
                                                              -------    -------    -------
Net cash flows provided by (used in) operating activities...   (4,475)       572      3,134
                                                              -------    -------    -------
Cash flows from investing activities:
    Decrease (increase) in other assets.....................      705         99        (13)
    Net proceeds from sale of German subsidiary.............       --      1,191         --
    Net payment made on sale of French subsidiary...........       --     (1,253)      (500)
    Capitalized software development costs..................     (300)    (1,537)    (1,773)
    Purchase of equipment and leasehold improvements........   (1,739)      (696)      (890)
    Proceeds from sale of equipment and leasehold
      improvements..........................................      112         --         --
                                                              -------    -------    -------
Net cash flows used in investing activities.................   (1,222)    (2,196)    (3,176)
                                                              -------    -------    -------
Cash flows from financing activities:
    Proceeds from exercise of stock options and warrants....       23         19      1,900
    Proceeds from issuance of long term debt................    5,000      1,300        500
    Payments of long-term debt and capital lease
      obligations...........................................   (1,177)    (1,684)    (1,105)
    Decrease in liabilities related to sale of common
      stock.................................................      131         --         --
    Payment of deferred financing costs.....................     (350)        --         --
                                                              -------    -------    -------
Net cash flows provided by (used in) financing activities...    3,627       (365)     1,295
                                                              -------    -------    -------
Foreign currency exchange rate effects on cash and cash
  equivalents...............................................     (201)      (866)      (200)
                                                              -------    -------    -------
  Net increase (decrease) in cash and cash equivalents......   (2,271)    (2,855)     1,053
Cash and cash equivalents, beginning of year................    6,280      4,009      1,154
                                                              -------    -------    -------
Cash and cash equivalents, end of year......................  $ 4,009    $ 1,154    $ 2,207
                                                              =======    =======    =======
Supplemental disclosures of cash flow information:
  Cash paid during the year for--
    Interest................................................  $   373    $   410    $   402
    Income taxes............................................       12         48         33

  The accompanying notes are an integral part of these consolidated financial statements.

                         AXS-ONE INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

(1) OPERATIONS, BUSINESS CONDITIONS AND SIGNIFICANT ACCOUNTING POLICIES

    The Company was incorporated under the laws of the State of Delaware in September 1978. The name of the Company was changed from Computron
Software, Inc. to AXS-One Inc. in November 2000. The Company designs, markets and supports n-tier, Internet-enabled client/server, e-commerce, financial, workflow, desktop data access and storage, and maintenance and asset management software. The Company also offers consulting, implementation, training and maintenance services in support of its customers' use of its software products.

    The Company has experienced recurring net losses of $9,043, $3,680 and $299 during the years ended December 31, 1998, 1999 and 2000, respectively. Additionally, as a result of product transitioning and general market conditions, the Company has also experienced declining license and service revenues. In response to these conditions management of the Company is pursuing several initiatives intended to improve operating results and liquidity and better position the Company to compete under current market conditions. However, the Company's ability to achieve the results anticipated is affected by the extent of cash generated from operations and the pace at which the Company utilizes its available resources. The Company may be required to seek additional sources of financing or future accommodations from its existing lender. No assurance can be made that management's initiatives will be successful or that any additional sources of financing or lender accommodations will be available.

(A) PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of AXS-One Inc.; its wholly owned subsidiaries located in Australia, Canada, France, Germany, Poland, Singapore, South Africa and the United Kingdom (collectively, the "COMPANY") (see Note 2 for discussion of the sales of two of these subsidiaries in 1999). All significant intercompany transactions and balances have been eliminated.

(B) REVENUE RECOGNITION

    The Company recognizes revenue in accordance with Statement of Position 97-2, "Software Revenue Recognition" ("SOP 97-2"), and Statement of Position 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions." The adoption of SOP 98-9 on January 1, 1999 did not have a material impact on the Company's consolidated financial statements. Revenue from non-cancelable software licenses is recognized when the license agreement has been signed, delivery has occurred, the fee is fixed or determinable and collectibility is probable. In multiple element arrangements, the Company defers the vendor-specific objective evidence of fair value ("VSOE") related to the undelivered elements and recognizes revenue on the delivered elements using the residual method. The most commonly deferred element is initial post-contract support (maintenance), which is recognized on a straight-line basis over the initial maintenance term. Maintenance fees in subsequent years are recognized on a straight-line basis over the life of the applicable agreement. The Company recognizes service revenues from consulting and implementation services, including training, provided by both its own personnel and by third parties, upon performance of the services, pursuant to a professional services agreement. When the Company enters into a license agreement requiring significant customization of the software products, the Company recognizes revenue relating to the agreement using contract accounting. Anticipated losses, if any, are charged to operations in the period such losses are determined.

    The adoption in 1998 of SOP 97-2, which was effective for transactions entered into in fiscal years beginning after December 15, 1997, did not have a material impact on the Company's revenue recognition policies.

                         AXS-ONE INC. AND SUBSIDIARIES

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

(C) USE OF MANAGEMENT ESTIMATES

    The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the periods presented. Actual results could differ from those estimates. Significant assets, liabilities and expenses with reported amounts based on estimates include accounts receivable, capitalized software development costs, accrued expenses and pro forma compensation expense.

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

    During 1998, 1999 and 2000 capitalized software development costs amounted to $300, $1,537 and $1,773, respectively. Annual amortization of software development costs of $705, $559 and $738 for 1998, 1999 and 2000, respectively, were calculated as the greater of the amount computed using (a) the ratio of actual revenue from a product to the total of current and anticipated related revenues from the product or (b) the economic life of the product, estimated to be three years, on a straight-line basis.

(G) IMPAIRMENT OF LONG-LIVED ASSETS

    In accordance with Statement of Financial Accounting Standards ("SFAS")
No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," the Company monitors events or changes in circumstances that may indicate carrying amounts of its long-lived assets may not be recoverable. When such events or changes in circumstances are present, the Company assesses the recoverability of its assets by determining whether the carrying amount of its assets will be recovered through undiscounted, expected future cash flows. Should the Company determine that the carrying values of specific long-lived assets are not recoverable, the Company would record a charge to reduce the carrying value of such assets to their fair values. The Company considers various valuation factors, principally discounted cash flows, to assess the fair values of long-lived assets.

                         AXS-ONE INC. AND SUBSIDIARIES

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

(H) GOODWILL

    Goodwill was the result of two acquisitions in 1996 and was being amortized to operations on a straight-line basis over the periods to be benefited, which was estimated at less than five years from the date of acquisitions. During 1999, these subsidiaries were sold and as such no goodwill remained in the consolidated financial statements as of December 31, 1999.

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

(I) INCOME TAXES

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

(J) CONCENTRATION OF CREDIT RISK

    SFAS No. 105, "Disclosure of Information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentration of Credit Risk," requires disclosure of any significant off-balance sheet and credit risk concentrations. The Company has no significant off-balance sheet concentration of credit risk such as foreign exchange contracts, option contracts or other foreign hedging arrangements. The Company maintains the majority of cash balances with three financial institutions and its accounts receivable credit risk is not concentrated within any geographic area. As of December 31, 2000, no one customer represented more than 10% of gross accounts receivable. One customer represented 16.7% of gross accounts receivable at December 31, 1999. There was no single customer accounting for more than 10% of total revenues in 1998, 1999 or 2000. One customer accounted for 19.0% of license revenue in 1999, and two customers accounted for 28.3% of license revenue in 2000. No one customer accounted for 10% of license revenue in 1998.

(K) FOREIGN CURRENCY TRANSLATION

    The functional currency for most foreign subsidiaries is the local currency. The results of operations for these foreign subsidiaries are translated from local currencies into U.S. dollars using the average exchange rates during each period. Assets and liabilities are translated using exchange rates at the end of the period with translation adjustments accumulated in stockholders' deficit.

                         AXS-ONE INC. AND SUBSIDIARIES

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

(L) ACCOUNTING FOR STOCK-BASED COMPENSATION

    As permitted under SFAS No. 123, "Accounting for Stock-Based Compensation," the Company applies Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and Financial Accounting Standards Board Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation," in accounting for its stock-based compensation. The Company follows the disclosure-only provisions of SFAS No. 123 which requires disclosure of the pro forma effects on income (loss) and income (loss) per common share as if the fair value method of accounting prescribed by SFAS No. 123 had been adopted, as well as certain other information. Pro forma compensation expense is recognized on a straight-line basis over the vesting term.

(M) BASIC AND DILUTED NET LOSS PER COMMON SHARE

    Basic and diluted net loss per common share is presented in accordance with SFAS No. 128, "Earnings per Share" ("SFAS No. 128"). Basic net loss per common share is based on the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per common share is the same as basic net loss per common share since the effect of stock options and warrants is anti-dilutive for all periods presented.

    The following represents the calculations of the basic and diluted net loss per common share for the years ended December 31, 1998, 1999 and 2000.

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1998       1999       2000
                                                              --------   --------   --------
Net loss....................................................  $(9,043)   $(3,680)   $  (299)
                                                              =======    =======    =======
Weighted average basic and diluted common shares outstanding
  during the year...........................................   23,963     23,914     24,624
                                                              -------    -------    -------
Basic and diluted net loss per common share.................  $ (0.38)   $ (0.15)   $ (0.01)
                                                              =======    =======    =======

(N) FAIR VALUE OF FINANCIAL INSTRUMENTS

    Cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued expenses, other current liabilities and debt reported in the consolidated balance sheets equal or approximate fair values.

(O) DEFERRED REVENUE

    Deferred revenues primarily relate to customer support agreements that have been paid for by customers prior to the performance of those services and, to a lesser extent, prepaid consulting and deferred license fees.

(2) DIVESTITURES

    On June 1, 1999 and December 29, 1999, the Company sold its wholly-owned subsidiaries located in Germany and France, respectively. The Company received net proceeds of $1,191 on the sale of its German subsidiary. Pursuant to the terms of the sale agreement, the Company funded the working capital deficiency for its French subsidiary, during December 1999 and October 2000, in the amounts of $1,253 and $500, respectively. The Company recorded a combined loss of $2,242, or $0.09 per share on these sales.

                         AXS-ONE INC. AND SUBSIDIARIES

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

    The following table sets forth significant financial data for both subsidiaries for comparison purposes. The 1999 amounts include results through May 31, 1999 for the German subsidiary and November 30, 1999 for the French subsidiary.

                                                              1998       1999
                                                            --------   --------
Revenues:
  License fees............................................  $ 2,944    $   527
  Services................................................    8,951      4,897
                                                            -------    -------
                                                             11,895      5,424
                                                            -------    -------
Total operating expenses..................................   15,589      7,866
                                                            -------    -------
Operating loss............................................   (3,694)    (2,442)
Other expense, net........................................       (8)        (3)
                                                            -------    -------
Net loss..................................................  $(3,702)   $(2,445)
                                                            =======    =======

(3) LONG-TERM DEBT

    The Company's long term debt consists of the following:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       2000
                                                              --------   --------
Term loan...................................................   $3,522     $2,922
Less: current portion.......................................    1,100      1,700
                                                               ------     ------
Long-term debt, net of current portion......................   $2,422     $1,222
                                                               ======     ======

    On March 31, 1998, the Company entered into a Loan and Security Agreement ("Agreement") which provides for maximum borrowings of up to $10 million. The Agreement contained a revolving line of credit and a term loan (the "Initial Term Loan").

    Borrowings under the revolving line of credit bear interest at prime rate plus 1.25%. The Agreement provides for yearly fees as follows: (i) $111 in year one, $86 in years two and three and (ii) an unused revolving line of credit fee of .375% per annum. The Agreement is secured by substantially all domestic assets of the Company together with a pledge of 65% of the stock of its foreign subsidiaries, and contains certain restrictive financial covenants. Under the revolving line of credit the Company currently has available the lesser of $5 million or 85% of eligible receivables, as defined. The net available amount under the revolving line of credit at December 31, 2000 is approximately
$2.1 million of which no amounts were outstanding. The Company was in compliance with the covenants as of December 31, 2000.

    The Initial Term Loan provided for $5 million available in one drawdown which the Company borrowed on the closing date. The Initial Term Loan bears interest at the prime rate as defined (9.50% at December 31, 2000) plus 1.5%, and was repayable in 36 monthly installments beginning May 1, 1998.

    Effective March 8, 1999, the Company amended the Agreement ("Amended Agreement") in order to increase amounts available under the term loan portion of the facility by the lesser of $1 million or eligible maintenance revenue, as defined, through September 2001 (the "Additional Term Loan"), to

                         AXS-ONE INC. AND SUBSIDIARIES

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

extend the termination date of the credit facility to March 31, 2002, and to establish restrictive financial covenants for 1999. The Company did not draw down on the Additional Term Loan.

    Effective December 22, 1999, in connection with the sale of its subsidiary in France, the Company further amended the Agreement (Amendment No. 7) in order to make available to the Company a second term loan (the "Second Term Loan" and together with the Initial Term Loan, the "A Term Loan") in the original principal amount of $1.3 million, which the Company borrowed on that date, and a third term loan (the "B Term Loan") in the original principal amount of $750, of which the Company borrowed $500 on November 3, 2000 and rquested the remaining $250 on December 31, 2000 which was subsequently remitted and recorded on the Company's books on January 2, 2001. Amendment No. 7 also extends the termination date of the credit facility to March 31, 2003, and establishes restrictive financial covenants for 2000. The term loans under Amendment No. 7 replaced the Additional Term Loan under the March 8, 1999 amendment.

    The A Term Loan bears interest at the rate of prime (9.50% at December 31, 2000) plus 1.5% as defined, and is payable in monthly installments of $100 through December 31, 2002. The B Term Loan bears interest at the rate of 12.0% and is payable in monthly installments of $62.5 through December 31, 2001.

    Amendment No. 7 resulted in an extraordinary loss, net of taxes, in the amount of $0.2 million for the write-off of deferred debt acquisition costs, pursuant to the guidance in the Emerging Issues Task Force (EITF) Issue
No. 96-19, "Debtor's Accounting for a Modification or Exchange of Debt Instruments."

    Effective March 16, 2001, the Company further amended the Agreement (Amendment No. 9) in order to make available an additional term loan (the "Additional B Term Loan") in the original principal amount of up to $2.0 million, to extend the termination date of the credit facility to March 31, 2004 and to establish restrictive financial covenants for 2001.

    The Additional B Term Loan provides for not more than three borrowings. Each request for a borrowing under the Additional B Term Loan must specify the amount of the requested Term Loan, which can not exceed (A) $750 if such request is made on or after March 16, 2001 but before December 31, 2001, plus (B) an additional $500 if such request is made on or after April 30, 2001 but before December 31, 2001, plus (C) an additional $750 if such request is made on or before July 31, 2001 but before December 31, 2001, and which must be in a minimum amount of $500. The availability of the Additional B Term Loan is subject to the Company's compliance with the 2001 financial covenants. The aggregate outstanding principal amount of the Term Loans shall be repaid in monthly installments of $150 beginning April 1, 2001 over the remaining term of the Loan and Security Agreement.

    Amendment No. 9 provides a limitation that if the total outstanding balance of term loans exceeds the lessor of (i) 45% of eligible maintenance revenues through December 31, 2001, 40% of eligible maintenance revenues from January 1, 2002 through December 31, 2002, 25% of eligible maintenance revenues from January 1, 2003 through March 31, 2004 and (ii) $4.5 million, then the Company is required to prepay the principal amount in an amount sufficient to cause the aggregate principal amount of the term loans to be less than or equal to the relevant limits set forth above. As of December 31, 2000, eligible maintenance revenues totaled approximately $10,717.

                         AXS-ONE INC. AND SUBSIDIARIES

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

    The amounts of debt outstanding at December 31, 2000 mature as follows:

2001................................................   $1,700
2002................................................   $1,222

(4) LEASE OBLIGATIONS

    The Company leases office space and equipment under non-cancelable operating leases. Rent expense charged to operations in the accompanying consolidated statements of operations for office space, vehicles and equipment under operating leases was $2,562, $2,370 and $2,044 for the years ended December 31, 1998, 1999 and 2000, respectively.

    Scheduled future minimum payments required for all non-cancelable operating leases are as follows:

YEARS ENDING DECEMBER 31
------------------------
2001........................................................   $1,953
2002........................................................    1,554
2003........................................................      263
2004........................................................       78
                                                               ------
Total future minimum lease payments.........................   $3,848
                                                               ======

(5) CONTINGENCIES

    On March 6, 1998, the District Court issued a final order approving the settlement of the class action securities litigation. The overall settlement included consideration totaling $15 million for the benefit of class members, including $6 million of consideration from the Company, and payments from certain of its present and former officers and directors, its former auditors, and the insurance companies that provided AXS-One with directors and officers liability insurance. In return for the payments by the insurance companies, the settlement also resolved a separate lawsuit brought by the Company against the insurance companies. As its share of the settlement, the Company paid
$1 million in cash, and issued one million shares of Common Stock of the Company ("Settlement Stock"). The Company recorded a charge to operations of $6 million during the quarter ended September 30, 1997, reflecting the Company's share of the settlement costs, excluding legal fees.

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

                         AXS-ONE INC. AND SUBSIDIARIES

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

not have a material adverse effect on the Company's business, consolidated financial condition, results of operations or cash flows.

(6) RELATED PARTY TRANSACTIONS

    The Company has certain business relationships with an entity that was founded by the President and Chief Executive Officer. The President and Chief Executive Officer owns a majority beneficial equity interest in such entity. During the years ended December 31, 1998, 1999 and 2000 the Company recorded as expense approximately $513, $387 and $422 respectively, related to work performed by this entity on behalf of the Company.

    The Company entered into a Consulting Agreement dated September 29, 1997 with the Company's former chairman and principal stockholder. The Consulting Agreement provided for consulting services during the period of December 1, 1997 through November 30, 2000, in exchange for $300 for each of the first two years and $250 for the third year. The agreement was not renewed.

(7) INCOME TAXES

    The components of income (loss) before income tax (provision) benefit and extraordinary item are as follows:

                                                        YEARS ENDED DECEMBER 31,
                                                     ------------------------------
                                                       1998       1999       2000
                                                     --------   --------   --------
Domestic...........................................  $(4,896)   $   928     $ 340
Foreign............................................   (4,135)    (4,934)     (943)
                                                     -------    -------     -----
      Total........................................  $(9,031)   $(4,006)    $(603)
                                                     =======    =======     =====

    Income tax (provision) benefit is as follows:

                                                                 YEARS ENDED DECEMBER 31,
                                                           ------------------------------------
                                                             1998          1999          2000
                                                           --------      --------      --------
State................................................        $ --          $508          $304
Foreign..............................................         (12)           --            --
                                                             ----          ----          ----
      Total..........................................        $(12)         $508          $304
                                                             ====          ====          ====

                         AXS-ONE INC. AND SUBSIDIARIES

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

    A reconciliation of Federal income tax benefit at the statutory rate of 34% to income tax (provision) benefit reflected in the accompanying consolidated statements of operations is as follows:

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1998       1999       2000
                                                              --------   --------   --------
Federal income tax benefit at 34%...........................  $ 3,071    $ 1,362     $ 205
State income taxes, net of Federal tax benefit..............      283        335       177
Change in valuation allowance, net of change in valuation
  allowance related to stock options........................   (3,891)     3,220       172
Foreign tax rate differential...............................      569       (275)      131
Reduction of foreign net operating loss carry-forwards
  (NOLs) due to sales of subsidiaries in France and
  Germany...................................................       --     (3,490)       --
Reduction of state NOLs due to sale of New Jersey NOLs......       --       (628)     (358)
Other, net..................................................      (44)       (16)      (23)
                                                              -------    -------     -----
                                                              $   (12)   $   508     $ 304
                                                              =======    =======     =====

                         AXS-ONE INC. AND SUBSIDIARIES

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

    The principal components of the Company's deferred taxes are as follows:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       2000
                                                              --------   --------
Deferred tax assets:
  Non-deductible accruals and other.........................  $   888    $   403
  Depreciation..............................................       20         --
  Allowance for doubtful accounts...........................      365        233
  Purchased research and development........................    1,215      1,103
  Research and development credit carry-forwards............    2,895      2,895
  Net operating loss carry-forwards.........................   21,755     23,919
                                                              -------    -------
    Deferred tax asset......................................   27,138     28,553
Less valuation allowance....................................   26,372     27,322
                                                              -------    -------
    Net deferred tax asset..................................      766      1,231
Deferred tax liabilities:
    Software development costs..............................      766      1,191
    Depreciation............................................       --         40
                                                              -------    -------
Net deferred taxes..........................................  $    --    $    --
                                                              =======    =======

    At December 31, 2000, the Company had United States net operating loss carry-forwards of approximately $40,700 which are available to offset future Federal taxable income, if any, and which begin to expire in 2007. In addition, foreign net operating loss carry-forwards aggregated approximately $21,500 at December 31, 2000.

    The asset and liability method requires that deferred tax assets be reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of such assets will not be realized. The Company has recorded a valuation allowance for its net deferred tax assets and will continue to monitor the realizability of such assets. Approximately $1,122 of the Company's deferred tax asset pertaining to NOLs and the corresponding valuation allowance at December 31, 2000 relates to tax deductions arising from the exercise of stock options and/or subsequent sales of the underlying stock. For book purposes, the tax benefits related to such stock option transactions are recorded through equity when realized.

    Foreign subsidiaries have paid, and are expected to continue to pay, appropriate taxes to their respective taxing authorities. It is the intention of the Company to reinvest the earnings of its non-U.S. subsidiaries in those operations. Accordingly, no Federal taxes have been provided on undistributed foreign earnings.

    During 1999 and 2000 AXS-One was authorized by the New Jersey Economic Development Authority ("NJEDA") in conjunction with the New Jersey Division of Taxation to sell a portion of its New Jersey net operating losses for consideration that is to be used to fund its research activities in the State of New Jersey. For the State's fiscal year(s) 2000 and 2001 (July 1, 1999 to
June 30, 2001), AXS-One was authorized to sell $985 of its available tax benefit of $1,505 (related to tax years through 1998). AXS-One sold the entire authorized amount for consideration of $812 ($508 in 1999 and $304 in 2000). As of December 31, 2000, the New Jersey remaining tax benefit in the amount of $520 is available to sell if the program is extended by the NJDEA or will be available to offset New Jersey

                         AXS-ONE INC. AND SUBSIDIARIES

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

future income taxes. In addition, the Company has available the 1999 and 2000 New Jersey net operating loss carry forwards of approximately $6,000 which will begin to expire in 2006.

(8) STOCKHOLDERS' DEFICIT

    (A) PRIVATE PLACEMENT

    On December 31, 1997, the Company sold, through a private placement, 2,937 shares of Common Stock and warrants to purchase 734 shares of the Company's Common Stock, raising net proceeds of $5,508. These shares were subsequently registered with the Securities and Exchange Commission ("SEC"). The registration was declared effective on May 7, 1998. The warrants are exercisable at $3.00 per share, subject to adjustment, until December 31, 2002. In February and March of 2000, 358 warrants were exercised for total proceeds of approximately $1,072.

    (B) SERVICES AGREEMENT

    On November 2, 2000, the Company issued warrants to a Dallas corporation for the purchase of 200 shares of Common Stock in exchange for services to be rendered as the Company's non-exclusive financial advisor and for certain investment-banking services. The warrants are exercisable at $1.875 per share, subject to adjustment, until January 24, 2006 and vest in two separate tranches of 100 each on February 28, 2001 and May 31, 2001. No warrants were exercised as of December 31, 2000. The fair value of these warrants was determined in accordance with EITF issue No. 96-18, "Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods or Services," and is being recognized as expense over the vesting period using variable accounting. Compensation costs will vary each accounting period until the final measurement date. The expense related to 2000 was not material.

    (C)   STOCK OPTION PLAN

    Pursuant to the 1995 Stock Option Plan, as amended (the 1995 Plan), the Company may grant statutory and non-statutory options to purchase an aggregate of up to 4,500 shares of Common Stock. The Company has specifically reserved such shares. Options may be granted under the discretionary option program to employees, consultants, independent advisors and non-employee directors. Options are automatically granted to non-employee directors under the automatic option grant programs. Options granted under the discretionary grant program have an exercise price of not less than 85% of the fair market value of the Common Stock on the grant date. Options granted under the automatic grant program have an exercise price of 100% of the fair market value on the grant date.

    In April 1998, the Company adopted the 1998 Stock Option Plan (the 1998
Plan). Pursuant to the 1998 Plan, the Company may grant stock options or stock appreciation rights to purchase an aggregate of up to 1,500 shares of Common Stock. Options may be granted under the discretionary option program to employees and consultants of the Company not to exceed 200 shares per person during any calendar year except that in the first year of employment, the maximum grant will not exceed 400 shares per person. Non-employee directors receive an automatic grant of stock options to purchase 20 shares of Common Stock upon date of commencement of service as a non-employee director and thereafter, 10 shares on the date of each annual meeting of stockholders, provided that on, and as of, such date, such individual has been a non-employee director for the previous 12-month period. No option may have an exercise price less than the fair market value of the Common Stock at the time of grant.

                         AXS-ONE INC. AND SUBSIDIARIES

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

    All options granted under the Plans expire ten years from the date of grant (or five years for statutory options granted to 10% stockholders), unless terminated earlier. Options generally vest over a four-year period, however, as of December 31, 2000, options to purchase approximately 475 shares of common stock become immediately vested upon the occurrence of certain events.

    A summary of stock option activity under the Plans is as follows:

                                                       NUMBER OF   EXERCISE PRICE   WEIGHTED AVERAGE
                                                        SHARES       PER SHARE       EXERCISE PRICE
                                                       ---------   --------------   ----------------
BALANCE, DECEMBER 31, 1997...........................    3,833     $1.00 -  13.00        $1.84
Granted..............................................    1,853      0.87 -   2.75         2.03
Exercised............................................      (17)     1.17 -   1.90         1.42
Canceled.............................................   (1,485)     0.87 -  13.00         2.62
                                                        ------     --------------        -----

BALANCE, DECEMBER 31, 1998...........................    4,184      0.87 -  13.00         1.75
Granted..............................................      519      0.50 -   1.38         1.02
Exercised............................................      (10)    1.90                   1.90
Canceled.............................................     (819)     0.87 -  13.00         1.68
                                                        ------     --------------        -----

BALANCE, DECEMBER 31, 1999...........................    3,874      0.50 -  13.00         1.53
Granted..............................................    2,046      0.88 -   7.63         5.17
Exercised............................................     (504)     0.87 -   3.13         1.70
Canceled.............................................     (947)     0.50 -   6.25         1.86
                                                        ------     --------------        -----

BALANCE, DECEMBER 31, 2000...........................    4,469     $0.50 - $13.00        $2.33
                                                        ======     ==============        =====
EXERCISABLE, DECEMBER 31, 2000.......................    1,826     $0.50 -  13.00        $1.49
                                                        ------     --------------        -----

    A summary of stock options outstanding and exercisable as of December 31, 2000, follows:

                             OPTIONS OUTSTANDING                                      OPTIONS EXERCISABLE
------------------------------------------------------------------------------   ------------------------------
      RANGE OF            NUMBER        WEIGHTED AVERAGE      WEIGHTED AVERAGE     NUMBER      WEIGHTED AVERAGE
   EXERCISE PRICES      OUTSTANDING   REMAINING LIFE(YEARS)    EXERCISE PRICE    EXERCISABLE    EXERCISE PRICE
---------------------   -----------   ---------------------   ----------------   -----------   ----------------
   $0.50 -   3.44          3,558              7.11                 $ 1.48           1,815           $ 1.44
   $6.00 -   7.63            908              9.25                 $ 6.08               8           $ 7.54
           $13.00              3              4.58                 $13.00               3           $13.00

    The Company has computed the pro forma disclosures required under SFAS No. 123 for all stock options granted in 1998, 1999 and 2000 using the Black-Scholes option pricing model prescribed by SFAS No. 123.

                         AXS-ONE INC. AND SUBSIDIARIES

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

    The assumptions used and the weighted average information for the years ended December 31, 1998, 1999 and 2000 are as follows:

                                                   YEARS ENDED DECEMBER 31,
                                             ------------------------------------
                                                1998         1999         2000
                                             ----------   ----------   ----------
Risk-free interest rates...................        5.50%        6.50%        5.50%
Expected dividend yield....................          --           --           --
Expected lives.............................     7 years      7 years      7 years
Expected volatility........................         105%         177%         184%
Weighted-average grant date fair value of
  options granted during the period........       $1.50        $0.82        $4.24
Weighted-average remaining contractual life
  of options outstanding...................  7.33 years   7.16 years   7.05 years
Weighted-average exercise price of
  1,269, 1,723 and 1,826 options
  exercisable at
  December 31, 1998, 1999 and 2000,
  respectively.............................       $1.62        $1.61        $1.49

    The effect of applying SFAS No. 123 would be as follows:

                                      1998         1998         1999         1999         2000         2000
                                   AS REPORTED   PRO FORMA   AS REPORTED   PRO FORMA   AS REPORTED   PRO FORMA
                                   -----------   ---------   -----------   ---------   -----------   ---------
Net loss.........................    $(9,043)     $(9,972)     $(3,680)     $(4,709)      $ (299)     $(2,462)
Basic and diluted net loss per
  common share...................    $ (0.38)     $ (0.42)     $ (0.15)     $ (0.20)      $(0.01)     $ (0.10)

(9) PROFIT SHARING PLAN

    The Company's Profit Sharing Plan (the Plan) is a defined contribution plan. All employees with three months of service and who are at least 21 years of age are eligible to become participants in the Plan and to make voluntary contributions based on a percentage of their compensation within certain Plan limitations.

    The Plan falls under the provisions of Section 401(k) of the Internal Revenue Code. Employees may elect to contribute a percentage of their pretax salary, subject to statutory limitations, as well as certain percentages of their after-tax salary, to the Plan. The Company contributes 50% of the employees' first 6% of pretax salary contribution. The Company's contributions charged to operations in the accompanying consolidated statements of operations were approximately $378, $241 and $337 for the years ended December 31, 1998, 1999 and 2000, respectively.

    In addition, the Company may make additional contributions at the discretion of the Board of Directors, which would be allocated among all participants in proportion to each participant's compensation, as defined. During the years ended December 31, 1998, 1999 and 2000, no additional contributions were made under the Plan.

(10) FINANCIAL INFORMATION BY GEOGRAPHIC AREA

    SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," establishes standards for the way public business enterprises report information about operating segments in

                         AXS-ONE INC. AND SUBSIDIARIES

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

annual financial statements and requires that those enterprises report selected information about reporting segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers.

    Revenues and long-lived assets for the Company's United States, United Kingdom and other international operations are as follows:

                                                         UNITED     UNITED
                                                         STATES    KINGDOM     OTHER     CONSOLIDATED
                                                        --------   --------   --------   ------------
1998
Revenues(1)...........................................  $34,958     $7,903    $20,660       $63,521
Long-lived assets.....................................    2,971        271      2,243         5,485
1999
Revenues(1)...........................................  $36,854     $6,389    $14,625       $57,868
Long-lived assets.....................................    3,263        235        348         3,846
2000
Revenues(1)...........................................  $32,578     $4,905    $11,293       $48,776
Long-lived assets.....................................    3,906        158        236         4,300

------------------------

(1) Revenues are attributed to locations based on location of sales office.

    The Company does not believe there are any legal or other restrictions upon the repatriation of international earnings to the parent company.

(11) OPERATING SEGMENTS

    As of December 31, 1999 the Company's operations were conducted in one business segment which was the licensing of software and related services. Beginning on January 1, 2000, the Company was reorganized into three separate business segments based on products it offers to specific markets as part of its strategy to focus on high-profile market opportunities. The three business segments are as follows:

    a) The AXS-One Enterprise Solutions segment is focused on marketing Enterprise Solutions to emerging dot.com organizations or traditional organizations making the transition to becoming dot.com businesses. AXS-One Enterprise Solutions is also responsible for servicing and managing the Company's extensive installed base of customers. Enterprise Solutions enable organizations to achieve process transparency throughout their value chain.

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

    c) The Tivity Solutions segment has been chartered with delivering a full suite of business solutions and services to organizations that primarily sell professionals' time.

The accounting policies of the reportable segments are the same as those described in Note 1 of Notes to Consolidated Financial Statements. The Company evaluates the performance of its operating segments based on revenues and operating income (loss). Inter-segment sales and transfers are not significant.

                         AXS-ONE INC. AND SUBSIDIARIES

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

    Summarized financial information concerning the Company's reportable segments is shown in the following table. The Chief Executive Officer uses the information below in this format while making decisions about allocating resources to each segment and assessing its performance. Segment information for the 1999 periods are not shown as it is not practical to do so.

                                                         AXS-ONE
                                                        ENTERPRISE   AXS POINT    TIVITY
YEAR ENDED DECEMBER 31, 2000                            SOLUTIONS    SOLUTIONS   SOLUTIONS    TOTAL
----------------------------                            ----------   ---------   ---------   --------
Revenues:
  License fees........................................    $ 6,413     $2,010      $  342     $ 8,765
  Services............................................     32,326      3,457       4,228      40,011
                                                          -------     ------      ------     -------
Total revenues........................................     38,739      5,467       4,570      48,776
Operating income......................................      7,774      1,560         492       9,826
Total assets..........................................     13,031        950       1,203      15,184
Capital expenditures..................................        768         61          61         890
Depreciation and amortization.........................      1,888         98         121       2,107

    Reconciliation of segment operating income to consolidated operating loss:

                                                                 YEAR ENDED
                                                              DECEMBER 31, 2000
                                                              -----------------
Operating income from reportable segments...................       $ 9,826
Unallocated general and administrative expenses.............        (8,704)
Other corporate unallocated expenses........................        (1,310)
                                                                   -------
Total consolidated operating loss...........................       $  (188)
                                                                   =======

                         AXS-ONE INC. AND SUBSIDIARIES

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

(12) QUARTERLY FINANCIAL DATA (UNAUDITED)

    Summarized quarterly financial data for 1999 and 2000 is as follows (in thousands except per share data):

                                                                           QUARTER
                                                          -----------------------------------------
1999(1)                                                    FIRST      SECOND     THIRD      FOURTH
-------                                                   --------   --------   --------   --------
License fees............................................  $ 3,517    $ 2,332    $ 1,160    $ 4,459
Services................................................   12,270     13,057     11,063     10,010
Total revenues..........................................   15,787     15,389     12,223     14,469
Operating income (loss).................................     (461)      (491)    (1,555)     1,323
Net loss................................................     (544)      (899)    (1,722)      (515)
Basic and diluted net loss per common share(2)(3).......    (0.02)     (0.04)     (0.07)     (0.02)

                                                                           QUARTER
                                                          -----------------------------------------
2000                                                       FIRST      SECOND     THIRD      FOURTH
----                                                      --------   --------   --------   --------
License fees............................................  $ 2,044    $ 1,689    $ 3,393    $ 1,639
Services................................................    9,864     10,588      9,921      9,638
Total revenues..........................................   11,908     12,277     13,314     11,277
Operating income (loss).................................      302       (191)     1,005     (1,304)
Net income (loss).......................................      242       (265)       893     (1,169)
Basic net income (loss) per common share(3).............     0.01      (0.01)      0.04      (0.05)
Diluted net income (loss) per common share(3)...........     0.01      (0.01)      0.03      (0.05)

------------------------

(1) Includes subsidiaries in Germany and France sold as of May and December 1999, respectively (see Note 2). Results for these subsidiaries were as follows:

                                                               QUARTER
                                              -----------------------------------------
1999                                           FIRST      SECOND     THIRD      FOURTH
----                                          --------   --------   --------   --------
License fees................................   $  325     $  159    $    11     $  32
Services....................................    1,911      1,711        756       519
Total revenues..............................    2,236      1,870        767       551
Operating loss..............................     (730)      (532)    (1,058)     (122)
Net loss....................................     (746)      (552)    (1,093)      (54)

(2) Diluted net loss per common share is the same as basic net loss per common share since the effect of stock options and warrants is anti-dilutive.

(3) Basic and diluted net income (loss) per common share is computed independently for each quarter. Therefore, the sum of the quarters will not necessarily equal basic and diluted net income (loss) per common share for the full year.

(13) RESTRUCTURING COSTS

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

                         AXS-ONE INC. AND SUBSIDIARIES

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

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

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
AXS-One Inc.:

    Under date of January 29, 2001, except as to note 3, which is as of March 16, 2001, we reported on the consolidated balance sheets of AXS-One Inc. and subsidiaries as of December 31, 1999 and 2000, and the related consolidated statements of operations, comprehensive loss, stockholders' deficit, and cash flows for each of the years in the three-year period ended December 31, 2000, as contained in the 2000 annual report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in the accompanying index. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this consolidated financial statement schedule based on our audits.

    In our opinion, such consolidated financial statement schedule for each of the years in the three-year period ended December 31, 2000, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP

Short Hills, New Jersey
January 29, 2001

                                                                     SCHEDULE II

                                  AXS-ONE INC.
                       VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000

                                                       BALANCE AT   CHARGED TO                 BALANCE
                                                       BEGINNING    COSTS AND      AMOUNTS      AT END
ALLOWANCE FOR DOUBTFUL ACCOUNTS:                        OF YEAR      EXPENSES    WRITTEN OFF   OF YEAR
--------------------------------                       ----------   ----------   -----------   --------
Year ended December 31, 1998.........................    $3,056       $  114       $  (978)     $2,192

Year ended December 31, 1999.........................    $2,192       $  263       $(1,140)     $1,315

Year ended December 31, 2000.........................    $1,315       $  219       $  (474)     $1,060

RESTRUCTURING RESERVE:
-----------------------------------------------------
Year ended December 31, 1998.........................    $   --       $1,025       $   858(a)   $  167
                                                         ======       ======       =======      ======

Year ended December 31, 1999.........................    $  167       $   --       $   167(a)   $   --
                                                         ======       ======       =======      ======

------------------------

(a) Cash payments to effect restructuring