Form 10-Q
period 2001-03-31
AXS ONE INC
filed 2001-05-15
CIK 947427

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the quarter ended March 31, 2001     Commission File Number      1-13591

                                  AXS-ONE INC.
                                  ------------
             (Exact name of registrant as specified in its charter)

              Delaware                                         13-2966911
   (State or other jurisdiction of                          (I.R.S. Employer
    incorporation or organization)                         Identification No.)

            301 Route 17 North
          Rutherford, New Jersey                                  07070
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

  Number of shares outstanding of the issuer's common stock as of May 3, 2001

                   Class                           Number of Shares Outstanding
    ---------------------------------------        ----------------------------
    Common Stock, par value $0.01 per share                 24,784,742

                                  AXS-ONE INC.

                                      INDEX

                                                                           Page
PART I     FINANCIAL INFORMATION                                          Number
                                                                          ------

           Item 1. Financial Statements

             Consolidated Balance Sheets
                December 31, 2000 and March 31, 2001 (unaudited) .........    3
             Consolidated Statements of Operations (unaudited)
                Three months ended March 31, 2000 and 2001 ...............    4
             Consolidated Statements of Comprehensive Income (Loss)
                (unaudited) - Three months ended March 31, 2000 and 2001 .    5
             Consolidated Statements of Cash Flows (unaudited)
                Three months ended March 31, 2000 and 2001 ...............    6
             Notes to Consolidated Interim Financial Statements ..........    7

           Item 2. Management's Discussion and Analysis of Financial
               Condition and Results of Operations .......................   12

           Item 3. Quantitative and Qualitative Disclosures About Market
               Risk ......................................................   17

PART II    OTHER INFORMATION

           Item 1. Legal Proceedings .....................................   19

           Item 6. Exhibits and Reports on Form 8-K ......................   19

SIGNATURES

           Signatures ....................................................   20

                          AXS-ONE INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except per share data)

                                                                                                   December 31,       March 31,
                                                                                                       2000             2001
                                                                                                   ------------       ---------
                                     ASSETS                                                                (Unaudited)
Current assets:
  Cash and cash equivalents ...................................................................      $  2,207         $  1,485
  Restricted cash .............................................................................            50               44
  Accounts receivable, net of allowance for doubtful accounts of
     $1,060 and $848 at December 31, 2000 and March 31, 2001,  respectively ...................         7,832            7,848
  Prepaid expenses and other current assets ...................................................           691              904
                                                                                                     --------         --------
      Total current assets ....................................................................        10,780           10,281
                                                                                                     --------         --------
Equipment and leasehold improvements, at cost:
  Computer and office equipment ...............................................................        12,045           12,089
  Furniture and fixtures ......................................................................         1,198            1,018
  Leasehold improvements ......................................................................         1,084            1,051
                                                                                                     --------         --------
                                                                                                       14,327           14,158
  Less--accumulated depreciation and amortization .............................................        13,057           12,896
                                                                                                     --------         --------
                                                                                                        1,270            1,262
                                                                                                     --------         --------
Capitalized software development costs, net of accumulated
  amortization of $5,743 and $6,012 at December 31, 2000 and March 31, 2001, respectively .....         3,030            3,061
Other assets ..................................................................................           104               76
                                                                                                     --------         --------
                                                                                                     $ 15,184         $ 14,680
                                                                                                     ========         ========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Current portion of long-term debt ...........................................................      $  1,700         $  1,800
  Accounts payable ............................................................................         3,107            2,797
  Accrued expenses ............................................................................         5,467            4,137
  Deferred revenue ............................................................................         7,496           10,031
                                                                                                     --------         --------
      Total current liabilities ...............................................................        17,770           18,765
                                                                                                     --------         --------
Long-term liabilities:
  Long-term debt, net of current portion ......................................................         1,222              947
                                                                                                     --------         --------
Commitments and contingencies
Stockholders' deficit:
    Preferred stock, $.01 par value, authorized 5,000
      shares, no shares issued and outstanding ................................................            --               --
    Common stock, $.01 par value, authorized 50,000 shares;  24,785 shares
      issued and outstanding at December 31, 2000 and March 31, 2001, respectively ............           248              248
    Additional paid-in capital ................................................................        72,032           72,032
    Accumulated deficit .......................................................................       (76,038)         (77,210)
    Accumulated other comprehensive income (loss) .............................................           (50)            (102)
                                                                                                     --------         --------
      Total stockholders' deficit .............................................................        (3,808)          (5,032)
                                                                                                     --------         --------
                                                                                                     $ 15,184         $ 14,680
                                                                                                     ========         ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          AXS-ONE INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                  (Unaudited)

                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                       2000              2001
                                                     --------          --------
Revenues:
    License fees                                     $  2,044          $  2,323
    Services                                            9,864             9,301
                                                     --------          --------
       Total revenues                                  11,908            11,624
                                                     --------          --------

Operating expenses:
    Cost of license fees                                  437               335
    Cost of services                                    5,418             5,155
    Sales and marketing                                 2,148             3,164
    Research and development                            1,782             1,899
    General and administrative                          1,821             2,049
                                                     --------          --------
       Total operating expenses                        11,606            12,602
                                                     --------          --------
Operating income (loss)                                   302              (978)
                                                     --------          --------
Other income (expense):
    Interest income                                        16                21
    Interest expense                                     (108)             (104)
    Other income (expense), net                            32              (111)
                                                     --------          --------
       Other expense, net                                 (60)             (194)
                                                     --------          --------
Net income (loss)                                    $    242          $ (1,172)
                                                     ========          ========

Basic and diluted net income (loss)
    per common share                                 $   0.01          $  (0.05)
                                                     ========          ========

Weighted average basic
       common shares outstanding                       24,147            24,785
                                                     ========          ========
Weighted average diluted
    common shares outstanding                          27,600            24,785
                                                     ========          ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          AXS-ONE INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                 (In thousands)
                                   (Unaudited)

                                                            Three Months Ended
                                                         ----------------------
                                                                 March 31,
                                                         ----------------------
                                                          2000            2001
                                                         -------        -------

Net income (loss)                                        $   242        $(1,172)
Foreign currency translation adjustment                       13            (52)
                                                         -------        -------
    Comprehensive income (loss)                          $   255        $(1,224)
                                                         =======        =======

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          AXS-ONE INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                                                       Three Months Ended March 31,
                                                                       ----------------------------
                                                                           2000         2001
                                                                         -------       -------
Cash flows from operating activities:
Net income (loss)                                                        $   242       $(1,172)
Adjustments to reconcile net income (loss) to net cash flows provided by operating activities:
          Depreciation and amortization                                      483           524
          Recovery of doubtful accounts, net of provisions                   (40)         (195)
          Loss on disposal of equipment and leasehold improvements            --            17
Changes in current assets and liabilities:
          Accounts receivable                                              1,185            36
          Prepaid expenses and other current assets                          (33)         (230)
          Accounts payable and accrued expenses                           (2,648)       (1,512)
          Deferred revenue                                                 2,103         2,681
                                                                         -------       -------

Net cash flows provided by operating activities                            1,292           149
                                                                         -------       -------

Cash flows from investing activities:
          Change in other assets                                               4            27
          Capitalized software development costs                            (473)         (300)
          Purchase of equipment and leasehold improvements                  (154)         (287)
                                                                         -------       -------
Net cash flows used in investing activities                                 (623)         (560)
                                                                         -------       -------

Cash flows from financing activities:
          Proceeds from exercise of stock options and warrants             1,863            --
          Proceeds from issuance of long-term debt                            --           250
          Payments of long-term debt                                        (202)         (425)
                                                                         -------       -------
Net cash flows provided by (used in) financing activities                  1,661          (175)
                                                                         -------       -------
Foreign currency exchange rate effects on cash and cash equivalents          (31)         (136)
                                                                         -------       -------
Net increase (decrease) in cash and cash equivalents                       2,299          (722)
Cash and cash equivalents, beginning of period                             1,154         2,207
                                                                         -------       -------
Cash and cash equivalents, end of period                                 $ 3,453       $ 1,485
                                                                         =======       =======

Supplemental disclosures of cash flow information:
          Cash paid during the period for -
               Interest                                                  $   111       $    95
                                                                         =======       =======
               Income taxes                                              $     3       $     2
                                                                         =======       =======

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          AXS-ONE INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                      (In thousands, except per share data)

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

(a) Basis of Presentation

The accompanying consolidated financial statements include the accounts of AXS-One Inc. (formerly known as Computron Software, Inc.) and its wholly owned subsidiaries located in Australia, Canada, Poland, Singapore, South Africa and the United Kingdom (collectively, the "Company"). During the first quarter of 2001, the Company's South Africa operations entered into two joint ventures. Ownership is 50% or less in both entities. Equity in losses related to these two joint ventures is being recorded in other expense in the consolidated statement of operations. All significant intercompany transactions and balances have been eliminated. The Company uses the equity method of accounting for its investments in 20 to 50-percent-owned companies.

The unaudited consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America and in the opinion of management, contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair presentation of these consolidated financial statements.

These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's 2000 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

The results of operations for the three months ended March 31, 2001 are not necessarily indicative of results to be expected for any future periods.

(b) Revenue Recognition

The Company recognizes revenue in accordance with Statement of Position 97-2, "Software Revenue Recognition" ("SOP 97-2"), and Statement of Position 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions." Revenue from non-cancelable software licenses is recognized when the license agreement has been signed, delivery has occurred, the fee is fixed or determinable and collectibility is probable. In multiple element arrangements, the Company defers the vendor-specific objective evidence of fair value ("VSOE") related to the undelivered elements and recognizes revenue on the delivered elements using the residual method. The most commonly deferred element is initial post-contract support (maintenance), which is recognized on a straight-line basis over the initial maintenance term. Maintenance fees in subsequent years are recognized on a straight-line basis over the life of the applicable agreement. Other deferred elements include consulting and implementation services. The Company recognizes service revenues from consulting and implementation services, including training, provided by both its own personnel and by third parties, upon performance of the services, pursuant to a professional services agreement. When the Company enters into a license agreement requiring significant customization of the software products, the Company recognizes revenue relating to the agreement using contract accounting. Anticipated losses, if any, are charged to operations in the period that such losses are determined.

                          AXS-ONE INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (continued)
                      (In thousands, except per share data)

(2) REVOLVING LINE OF CREDIT AND LONG-TERM DEBT

On March 31, 1998, the Company entered into a Loan and Security Agreement ("Agreement") which provides for maximum borrowings of up to $10 million. The Agreement contained a revolving line of credit and a term loan (the "Initial Term Loan").

Borrowings under the revolving line of credit bear interest at prime rate plus 1.25%. The Agreement provides for yearly fees as follows: (i) $111 in year one, $86 in years two and three, $77 in year four, $74 in years five and six and (ii) an unused revolving line of credit fee of .375% per annum. The Agreement is secured by substantially all domestic assets of the Company together with a pledge of 65% of the stock of its foreign subsidiaries, and contains certain restrictive financial covenants. Under the revolving line of credit the Company currently has available the lesser of $5 million or 85% of eligible receivables, as defined. The net available amount under the revolving line of credit at March 31, 2001 is approximately $1.8 million of which no amounts were outstanding. The Company was in compliance with the covenants as of March 31, 2001.

The Initial Term Loan provided for $5 million available in one drawdown which the Company borrowed on the closing date. The Initial Term Loan bears interest at the prime rate as defined (8.0% at March 31, 2001) plus 1.5%, and was repayable in 36 monthly installments beginning May 1, 1998.

Effective December 22, 1999, in connection with the sale of its subsidiary in France, the Company amended the Agreement (Amendment No. 7) in order to make available to the Company a second term loan (the "Second Term Loan" and together with the Initial Term Loan, the "A Term Loan") in the original principal amount of $1.3 million, which the Company borrowed on that date, and a third term loan (the "B Term Loan") in the original principal amount of $750, of which the Company borrowed $500 on November 3, 2000 and requested the remaining $250 on December 31, 2000 which was subsequently remitted and recorded on the Company's books on January 2, 2001. Amendment No. 7 also extended the termination date of the credit facility to March 31, 2003, and established restrictive financial covenants for 2000.

The A Term Loan bears interest at the rate of prime as defined (8.0% at March 31, 2001) plus 1.5% and was payable in monthly installments of $100 through December 31, 2002. The B Term Loan bears interest at the fixed rate of 12.0% and was payable in monthly installments of $62.5 through December 31, 2001.

Amendment No. 7 resulted in an extraordinary loss in 1999, net of taxes, in the amount of $0.2 million for the write-off of deferred debt acquisition costs, pursuant to the guidance in the Emerging Issues Task Force (EITF) Issue No. 96-19, "Debtor's Accounting for a Modification or Exchange of Debt Instruments."

Effective March 16, 2001, the Company further amended the Agreement (Amendment No. 9) in order to make available an additional term loan (the "Additional B Term Loan") in the original principal amount of up to $2.0 million, to extend the termination date of the credit facility to March 31, 2004 and to establish restrictive financial covenants for 2001. The Company had not drawn down on the Additional B Term Loan as of March 31, 2001.

The Additional B Term Loan provides for not more than three borrowings. Each request for a borrowing under the Additional B Term Loan must specify the amount of the requested Term Loan, which can not exceed (A) $750 if such request is made on or after March 16, 2001 but before December 31, 2001, plus (B) an additional $500 if such request is made on or after April 30, 2001 but before December 31, 2001, plus (C) an additional $750 if such request

                          AXS-ONE INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (continued)
                      (In thousands, except per share data)

is made on or after July 31, 2001 but before December 31, 2001, and which must be in a minimum amount of $500. The availability of the Additional B Term Loan is subject to the Company's compliance with the 2001 financial covenants.

The aggregate outstanding principal amount of the Term Loans will be repaid in monthly installments of $150 beginning April 1, 2001 over the remaining term of the Loan and Security Agreement, in accordance with Amendment No. 9.

Amendment No. 9 provides a limitation that if the total outstanding balance of term loans exceeds the lessor of (i) 45% of eligible maintenance revenues through December 31, 2001, 40% of eligible maintenance revenues from January 1, 2002 through December 31, 2002, 25% of eligible maintenance revenues from January 1, 2003 through March 31, 2004 and (ii) $4.5 million, then the Company is required to prepay the principal amount in an amount sufficient to cause the aggregate principal amount of the term loans to be less than or equal to the relevant limits set forth above. As of March 31, 2001, eligible maintenance revenues totaled approximately $11,068.

(3) CONTINGENCIES

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

Basic net income (loss) per common share is based on the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share is the same as basic net loss per common share for the three months ended March 31, 2001 since the effect of stock options and warrants is anti-dilutive. Diluted net income (loss) per common share for the three months ended March 31, 2001 does not include the effects of outstanding options to purchase 5,229 shares of common stock and outstanding warrants to purchase 476 shares of common stock as the effect of their inclusion is anti-dilutive for the period.

                          AXS-ONE INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (continued)
                      (In thousands, except per share data)

The following represents the calculations of the basic and diluted net income
(loss) per common share for the three months ended March 31, 2000 and 2001.

                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                         2000            2001
                                                         ----            ----

Net income (loss) .............................       $    242        $ (1,172)
                                                      ========        ========

Weighted average basic common shares
  outstanding during the periods ..............         24,147          24,785

Effect of dilutive securities:
  Stock options and warrants ..................          3,453              --
                                                      --------        --------

Weighted average diluted common shares
  outstanding during the period ...............         27,600          24,785
                                                      ========        ========

Basic net income (loss) per common share ......       $   0.01        $  (0.05)
                                                      ========        ========

Diluted net income (loss) per common share ....       $   0.01        $  (0.05)
                                                      ========        ========

(5) OPERATING SEGMENTS

As of December 31, 1999 the Company's operations were conducted in one business segment which was the licensing of software and related services. Beginning on January 1, 2000, the Company was reorganized into three separate business segments based on products as part of its strategy to focus on certain market opportunities. The three business segments are as follows:

a) The AXS-One Enterprise Solutions segment is focused on marketing E-Financials and Internet Self-Service Solutions to Global 2000 companies in North America and internationally who need to streamline their business internally as well as collaborate with their customers, partners and vendors. AXS-One Enterprise Solutions is also responsible for servicing and managing the Company's extensive installed base of customers. Enterprise Solutions enable organizations to reduce expenses, improve productivity, and leverage the Internet while retaining their investments in technology and people.

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

The accounting policies of the reportable segments are the same as those described in Note 1 of Notes to Consolidated Financial Statements included in the 2000 Annual Report on Form 10K. The Company evaluates the performance of its operating segments based on revenues and operating income (loss). Intersegment sales and transfers are not significant.

                          AXS-ONE INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (continued)
                      (In thousands, except per share data)

Summarized financial information concerning the Company's reportable segments is shown in the following table. The Chief Executive Officer uses the information below in this format while making decisions about allocating resources to each segment and assessing its performance.

                                                               AXS-One
                                                             Enterprise      AXSPoint        Tivity
                                                              Solutions      Solutions      Solutions         Total
                                                              ---------      ---------      ---------         -----
Three Months Ended March 31, 2000
Revenues:
     License fees .................................             $ 1,425        $   600        $    19        $ 2,044
     Services .....................................               8,133            741            990          9,864
                                                                -------        -------        -------        -------
Total Revenues ....................................               9,558          1,341          1,009         11,908
Operating income (loss) ...........................               1,855            472            (10)         2,317
Total assets ......................................              15,923          1,339          1,405         18,667
Capital expenditures ..............................                 132             12             10            154
Depreciation and amortization .....................                 429             29             26            483

Three Months Ended March 31, 2001
Revenues:
     License fees .................................             $ 2,014        $   258        $    51        $ 2,323
     Services .....................................               7,203          1,023          1,075          9,301
                                                                -------        -------        -------        -------
Total Revenues ....................................               9,217          1,281          1,126         11,624
Operating income (loss) ...........................               1,269            187           (233)         1,223
Total assets ......................................              12,988            876            816         14,680
Capital expenditures ..............................                 247             20             20            287
Depreciation and amortization .....................                 475             18             31            524

Reconciliation of total segment operating income to consolidated operating income (loss):

                                                           Three Months Ended
                                                    March 31, 2000    March 31, 2001
                                                    --------------    --------------
Operating income from reportable segments              $ 2,317           $ 1,223
Unallocated general and administrative expense          (1,678)           (1,973)
Other corporate unallocated expenses                      (337)             (228)
                                                       -------           -------
Total consolidated operating income (loss)             $   302           $  (978)
                                                       =======           =======

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Consolidated Interim Financial Statements and Notes thereto and is qualified in its entirety by reference thereto.

This Report contains statements of a forward-looking nature within the meaning of the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, relating to future events or the future financial performance of the Company. Investors are cautioned that such statements are only predictions and that actual events or results may differ materially. In evaluating such statements, investors should specifically consider the various factors identified in this Report which could cause actual results to differ materially from those indicated by such forward-looking statements, including the matters set forth in "Business--Risk Factors" in the Company's 2000 Annual Report on Form 10K.

Overview

In November 2000, the Company changed its name to AXS-One Inc. from Computron Software, Inc., in order to better reflect the direction of the Company to a new family of products.

The Company was founded in 1978 as a developer of custom financial software for mission-critical applications in large organizations, primarily financial institutions. In the early 1980's, the Company developed financial software for legacy platforms and introduced sophisticated enterprise-wide financial software. Identifying the need for client/server financial software applications in the late 1980's, the Company commenced the re-architecture of its financial software and began the development and deployment of new products, specifically a workflow and document management product. In 1993, the Company introduced Financials and Workflow, the client/server versions of its financial and workflow products. COOL, our on-line data storage product, was introduced in the latter half of 1993. Since 1994, the Company has released versions of its products with the capability to interoperate with popular RDBMS software.

In 1999 the Company started a major development effort to build a suite of electronic commerce solutions based upon its next generation n-tier Internet-architecture. This new family of products, e-Cellerator(TM) products, is designed to meet the needs of organizations that wish to conduct business across the Internet. e-Cellerator products are used to build two families of solutions, AXS-One(TM) Enterprise solutions and AXSPoint(TM) solutions. AXS-One Enterprise solutions are designed to enable businesses to conduct business transactions across the Internet. AXSPoint solutions are designed to enable organizations to exchange information and knowledge across the Internet. These two families of solutions were announced in the fourth quarter of 1999, and AXS-One Enterprise solutions and AXSPoint solutions modules were made available throughout 2000 and will continue to be made available in 2001 and beyond. See "Item 1. Business " in the Company's 2000 Annual Report on Form 10K.

The Company's revenues are derived from license fees and services. Revenue from non-cancelable software licenses is recognized when the license agreement has been signed, delivery has occurred, the fee is fixed or determinable and collectibility is probable. In multiple element arrangements, the Company defers the vendor-specific objective evidence of fair value ("VSOE") related to the undelivered elements and recognizes revenue on the delivered elements using the residual method. The most commonly deferred element is initial post contract support (maintenance), which is recognized on a straight-line basis over the initial maintenance term. Maintenance fees in subsequent years are recognized on a straight-line basis over the life of the applicable agreement. Other deferred elements include consulting and implementation services. Revenues for consulting, maintenance and implementation services, including training, are recognized upon performance of the services. When the Company enters into a license agreement requiring development or significant customization of the software products, the Company recognizes revenue relating to the agreement using contract accounting. The Company's license agreements generally do not provide a right of return. Historically, the Company's backlog has not been substantial, since products are generally shipped and consulting services are generally rendered as orders are received.

The Company has experienced, and may in the future experience, significant fluctuations in its quarterly and annual revenues and results of operations and cash flows. The Company believes that domestic and international operating results and cash flows will continue to fluctuate significantly in the future as a result of a variety of factors, including the timing of revenue recognition related to significant license agreements, the lengthy sales cycle for the Company's products, the proportion of revenues attributable to license fees versus services, the utilization of third parties to perform services, the amount of revenue generated by resales of third party software, changes in product mix, demand for the Company's products, the size and timing of individual license transactions, the introduction of new products and product enhancements by the Company or its competitors, changes in customers' budgets, competitive conditions in the industry and general economic conditions. For a description of certain factors that may affect the Company's operating results, see "Business-Risk Factors" in the Company's 2000 Annual Report on Form 10K.

The Company incurred net losses of $9.0 million, $3.7 million and $0.3 million in 1998, 1999 and 2000, respectively and operating losses of $8.9 million, $1.2 million and $0.2 million in 1998, 1999 and 2000, respectively. The Company reported a net loss of $1.2 million for the three months ended March 31, 2001 and an operating loss of $1.0 million for the same period.

New Accounting Standards

In the second quarter of 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities -- an amendment of FASB statement No. 133." SFAS No. 133 and SFAS No. 138 require an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Gains or losses resulting from changes in the values of those derivatives are accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The Company currently does not use derivative instruments and as such, the adoption of SFAS No. 133 and SFAS No. 138 on January 1, 2001 did not have a material effect on the Company's consolidated financial position or results of operations.

Euro Currency

On January 1, 1999, certain countries of the European Union established fixed conversion rates between their existing currencies and one common currency, the euro. The euro then began to trade on currency exchanges and to be used in business transactions. Beginning in January 2002, new euro-denominated currencies will be issued and the existing local currencies will be withdrawn from circulation by July 1, 2002. The Company derived approximately 35.8% of its total revenues outside the United States for 2000, a significant portion of which is in Europe. The Company derived approximately 32.7% of its total revenues outside the United States for the three months ended March 31, 2001. The Company believes the euro conversion will not have a material effect on the Company's consolidated financial position or results of operations.

Results of Operations

The following table sets forth for the periods indicated, certain operating data, and data as a percentage of total revenues:

                                 Three Months Ended March 31, 2000    Three Months Ended March 31, 2001
                                 ---------------------------------    ---------------------------------
                                                    Data as a                            Data as a
                                           As      percent of                 As        percent of
(In thousands)                          Reported     revenue                Reported      revenue
                                        ---------------------               ----------------------
                                               Unaudited                          Unaudited
Revenues:
      License fees                      $  2,044        17.2%               $  2,323        20.0%
      Services                             9,864        82.8                   9,301        80.0
                                        --------------------                --------------------
          Total revenues                  11,908       100.0                  11,624       100.0
                                        --------------------                --------------------

Operating expenses:
      Cost of license fees                   437         3.7                     335         2.9
      Cost of services                     5,418        45.5                   5,155        44.4
      Sales and marketing                  2,148        18.0                   3,164        27.2
      Research and development             1,782        15.0                   1,899        16.3
      General and administrative           1,821        15.3                   2,049        17.6
                                        --------------------                --------------------
          Total operating expenses        11,606        97.5                  12,602       108.4
                                        --------------------                --------------------
Operating income (loss)                      302         2.5                    (978)       (8.4)
                                        --------------------                --------------------
Other income (expense):
      Interest income                         16         0.1                      21         0.2
      Interest expense                      (108)       (0.9)                   (104)       (0.9)
      Other income (expense)                  32         0.3                    (111)       (1.0)
                                        --------------------                --------------------
          Other expense, net                 (60)       (0.5)                   (194)       (1.7)
                                        --------------------                --------------------
Net income (loss)                       $    242         2.0%               $ (1,172)      (10.1)
                                        ====================                ====================

Total Revenues

Total revenues decreased 2.4% for the three months ended March 31, 2001, compared to the three months ended March 31, 2000. The decrease was mainly attributable to a decrease in services revenue in the US operations partially offset by an increase in license revenue in the US operations.

The Company derived approximately $4.8 million and $3.8 million or 40.0% and 32.7%, respectively, of its total revenues from customers outside of the United States for the three months ended March 31, 2000 and 2001, respectively. The Company expects that such revenues will continue to represent a significant percentage of its total revenues in the future. Most of the Company's international license fees and services revenue is denominated in foreign currencies. Fluctuations in the value of foreign currencies relative to the US dollar in the future could result in fluctuations in the Company's revenue.

License Fees

License fees include revenues from software license agreements entered into between the Company and its customers with respect to both the Company's products and, to a lesser degree, third party products resold by the Company. Total license fees increased $0.3 million for the three months ended March 31, 2001, as compared to the three months ended March 31, 2000. License fees for the March 31, 2001 period included $1.2 million or 50.0% of total license fees for one customer. No one customer represented more than 10% of license fees for the three months ended March 31, 2000.

Services Revenue

Services revenue includes fees from software maintenance agreements, training, implementation and consulting services. Maintenance fees, including first year maintenance are recognized ratably over the period of the maintenance agreement. Training, implementation and consulting services revenues are recognized as the services are performed. Services revenue decreased 6.0% for the three months ended March 31, 2001, as compared to the three months ended March 31, 2000. The majority of the decrease relates to lower service revenues in the U.S. operations due to fewer demands for upgrades in the installed base, thus less implementation services.

Cost of License Fees

Cost of license fees consist primarily of amortization of capitalized software development costs, amounts paid to third parties with respect to products resold by the Company in conjunction with licensing of the Company's products, and, to a lesser extent, the costs of documentation. The elements can vary substantially from period to period as a percentage of license fees.

Cost of license fees decreased during the three months ended March 31, 2001 as compared to the corresponding prior year period due to a decrease in payments to third parties, partially offset by an increase in amortization costs.

Cost of Services

Cost of services consist primarily of personnel costs for product quality assurances, training, installation, consulting and customer support.

Cost of services decreased 4.9% for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000. The decrease is primarily due to a decrease in the cost of third party services in the U. S. related to the decrease in services revenue. As a percentage of services revenue, cost of services was materially the same for both periods.

Sales and Marketing

Sales and marketing expenses consist primarily of salaries, commission and bonuses paid to sales and marketing personnel, as well as travel and promotional expenses.

Sales and marketing expenses increased 47.3% for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000, as a result of increased headcount and increased marketing program expenses.

Research and Development

Research and development expenses consist primarily of personnel costs, costs of equipment, facilities and third party software development costs. Research and development expenses are generally charged to operations as incurred. However, certain software development costs are capitalized in accordance with Statement of Financial Accounting Standards No. 86 (SFAS 86), "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." Such capitalized software development costs are generally amortized on a straight-line basis over periods not exceeding three years.

Research and development expenses increased 6.6% for the three months ended March 31, 2001 as compared to the corresponding prior year period. The Company capitalized $0.3 million in software development costs in the first quarter of 2001 as compared to $0.5 million in the first quarter of 2000. The rate of capitalization of software development costs may fluctuate depending on the mix and stage of development of the Company's product development and engineering projects. Research and development expenses for the three months ended March 31, 2001 were generally consistent with the comparable prior year period when including the amount of capitalized software development costs for the two periods.

General and Administrative

General and administrative expenses consist primarily of salaries for administrative, executive and financial personnel, and outside professional fees. General and administrative expenses increased 12.5% for the three months ended March 31, 2001, as compared to the three months ended March 31, 2000, primarily due to a $0.5 million reduction of a reserve for sales taxes resulting from conclusion of the related tax audits in the first quarter of 2000 that reduced general and administrative expenses by $0.5 million for that period. In the 2001 period, the Company had a net recovery of approximately $0.2 million in bad debts previously reserved. Excluding these items from the respective periods, general and administrative expenses decreased slightly in the 2001 period due to lower headcount.

Other Income (Expense)

Other income (expense), net increased to $(0.2) million for the three months ended March 31, 2001 from $(60) thousand for the three months ended March 31, 2000. The increased expense is due to the equity in losses related to two joint ventures entered into during the first quarter of 2001 by the Company's South Africa operations. Interest expense relates to the interest on the revolving line of credit and term loan. (See Note 2 to the Consolidated Interim Financial Statements.)

Segment Information

Beginning on January 1, 2000, the Company was reorganized into three separate business segments. (See Note 5 to the Consolidated Interim Financial Statements). For the three months ended March 31, 2001, the AXS-One Enterprise solutions segment had license fee revenues, services revenue and operating income of $2.0 million, $7.2 million and $1.3 million, respectively, as compared to $1.4 million, $8.1 million and $1.9 million, respectively, for the three months ended March 31, 2000, relating mainly to revenues earned from the installed base. The increase in license fees was mainly the result of a $1.2 million sale to one customer. Services revenue decreased due to fewer demands for upgrades in the installed base in the first quarter of 2001. The AXSPoint solutions segment had license fee revenues, services revenue and operating income of $0.3 million, $1.0 million and $0.2 million, respectively, for the three months ended March 31, 2001, as compared to $0.6 million, $0.7 million and $0.5 million, respectively, for the three months ended March 31, 2000. The decrease in license revenues was partially offset by an increase in maintenance revenues from the installed base. The Tivity solutions segment had services revenue of $1.1 million for the three months ended March 31, 2001, as compared to $1.0 million for the comparable prior year period, relating mainly to maintenance revenues from its installed base as well as implementation fees to install its products. Tivity had an operating loss of $(0.2) million for the three months ended March 31, 2001 as compared to nearly breakeven for the comparable prior year period as a result of increased personnel expenses in sales and marketing during the first quarter of 2001.

Liquidity and Capital Resources

The available amount under the revolving line of credit at March 31, 2001 was approximately $1.8 million. The available amount under all term loans at March 31, 2001 was approximately $0.7 million. (See Note 2 to the Consolidated Interim Financial Statements).

The Company is required to comply with quarterly and annual financial statement reporting requirements, as well as certain restrictive financial covenants. The ability to continue to borrow under the Agreement is dependent upon future compliance with such covenants and available collateral. Management believes that the Company's projected operating results throughout 2001 will result in compliance under the Agreement, although there can be no assurances that such operating results will be achieved.

The Company's operating activities provided cash of $1.3 million and $0.1 million for the three months ended March 31, 2000 and 2001, respectively. Net cash provided by operating activities during the three months ended March 31, 2000 was comprised of the net income, a decrease in accounts receivable and an increase in deferred revenue partially offset by a decrease in accounts payable and accrued expenses. Net cash provided by operating activities during the three months ended March 31, 2001 was comprised primarily of an increase in deferred revenue offset by the net loss and a decrease in accounts payable and accrued expenses.

The Company's investing activities used cash of $0.6 million for the three months ended March 31, 2000 and 2001. The uses in the 2000 and 2001 periods were for capitalized software development costs and the purchase of equipment and leasehold improvements.

Cash provided by financing activities was $1.7 million during the three months ended March 31, 2000, and related mainly to proceeds received from the exercise of stock options and warrants, partially offset by repayments of debt. Cash used in financing activities of $0.2 million during the three months ended March 31, 2001 related mainly to repayments of debt partially offset by borrowings against the term loan.

The Company has no significant capital commitments. Planned capital expenditures for 2001 total approximately $1.2 million, exclusive of any software development costs that may qualify for capitalization under SFAS 86. The Company's aggregate minimum operating lease payments for 2001 will be approximately $2.0 million. The Company has experienced recurring net losses of $9.0 million, $3.7 million and $0.3 million during the years ended December 31, 1998, 1999 and 2000, respectively. Additionally, as a result of intense competition and rapid technological change, the Company has also experienced declining license and service revenues. In response to these conditions, management of the Company is pursuing several initiatives intended to improve operating results and liquidity and better position the Company to compete under current market conditions. The Company expects that its operating cash flow and available financial resources will be sufficient to fund the Company's working capital requirements through 2001 and to repay its outstanding debt in accordance with the payment terms. However, the Company's ability to achieve the anticipated results is affected by the extent of cash generated from operations and the pace at which the Company utilizes its available resources. Accordingly, the Company may in the future be required to seek additional sources of financing or future accommodations from its existing lender. No assurance can be given that management's initiatives will be successful or that any such additional sources of financing or lender accommodations will be available.

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

The information below summarizes the Company's market risk associated with its variable rate debt obligation as of March 31, 2001. Fair value included herein has been estimated taking into consideration the nature and term of the debt instruments and the prevailing economic and market conditions at the balance sheet date. The table below presents principal cash flows by year of maturity based on the terms of the debt. The variable interest rate disclosed represents the rate at March 31, 2001. Changes in the prime interest rate during fiscal 2001 will have a positive or negative effect on the Company's interest expense. Each 1% fluctuation in the prime interest rate will increase or decrease annual interest expense for the Company by approximately $21,000, based on the debt outstanding as of March 31, 2001. Further information specific to the Company's debt is presented in Note 2 to the Consolidated Interim Financial Statements.

                                    (In thousands)
                                                           Year of Maturity
                     Variable                              ----------------
                     Interest   Estimated      Carrying
Description          Rate       Fair Value     Amount      2001        2002
-------------------------------------------------------    ----------------

A Term loan          9.50%      $2,122         $2,122      $1,350      $772

Certain Factors That May Affect Future Results and Financial Condition and the Market Price of Securities

See the Company's 2000 Annual Report on Form 10K for a discussion of risk factors.

                                  ASX-ONE INC.
                                     Part II
                                Other Information

Item 1. Legal Proceedings

Historically, the Company has been involved in disputes and/or litigation encountered in its normal course of business. The Company believes that the ultimate outcome of these proceedings will not have a material adverse effect on the Company's business, financial condition, results of operations or cash flows.

Item 6. Exhibits and Reports on Form 8-K

Reports on Form 8-K - On February 15, 2001 the Company filed a Report on Form
                      8-K relating to the Securities and Exchange Commission's acceptance of an offer of settlement submitted by the Company related to its prior restatements.

AXS-ONE INC.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   AXS-ONE INC.


Date: May 14, 2001                 By:  :      /s/ John A. Rade
                                        ----------------------------------------
                                        John A. Rade
                                        Chief Executive Officer,
                                        President and Director


                                   By:  :     /s/  William G. Levering III
                                        ----------------------------------------
                                        William G. Levering III
                                        Vice President, Chief Financial Officer,
                                        and Treasurer
                                        (Duly Authorized Officer and
                                          Principal Financial Officer)