Form 10-Q
period 2001-06-30
AXS ONE INC
filed 2001-08-14
CIK 947427

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED JUNE 30, 2001        COMMISSION FILE NUMBER       1-13591

                                  AXS-ONE INC.
                                  ------------
             (Exact name of registrant as specified in its charter)

               DELAWARE                                  13-2966911
   (State or other jurisdiction of          (I.R.S. Employer Identification No.)
    incorporation or organization)

          301 ROUTE 17 NORTH
         RUTHERFORD, NEW JERSEY                             07070
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

                                 YES |X| NO |_|

 Number of shares outstanding of the issuer's common stock as of August 2, 2001

                     Class                         Number of Shares Outstanding
---------------------------------------------      ----------------------------
   Common Stock, par value $0.01 per share                    24,784,742

                                  AXS-ONE INC.

                                      INDEX

                                                                          PAGE
PART I FINANCIAL INFORMATION                                             NUMBER
                                                                         ------

   Item 1. Financial Statements

           Consolidated Balance Sheets
             December 31, 2000 and June 30, 2001 (unaudited) ............. 3
           Consolidated Statements of Operations (unaudited)
             Three and six months ended June 30, 2000 and 2001 ........... 4
           Consolidated Statements of Comprehensive Loss
             (unaudited) - Three and six months ended June 30, 2000
             and 2001 .................................................... 5
           Consolidated Statements of Cash Flows (unaudited)
             Six months ended June 30, 2000 and 2001 ..................... 6
           Notes to Consolidated Interim Financial Statements ............ 7

   Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations .......................... 14

   Item 3. Quantitative and Qualitative Disclosures About Market Risk .... 22

PART II OTHER INFORMATION

   Item 1. Legal Proceedings ............................................. 23

   Item 6. Exhibits and Reports on Form 8-K .............................. 23

SIGNATURES

   Signatures ............................................................ 24

                          AXS-ONE INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                              DECEMBER 31,      JUNE 30,
                                                                                                  2000            2001
                                                                                              ------------    ------------
                                                  ASSETS                                               (Unaudited)
Current assets:
  Cash and cash equivalents ...............................................................   $      2,207    $        766
  Restricted cash .........................................................................             50              46
  Accounts receivable, net of allowance for doubtful accounts of
     $1,060 and $890 at December 31, 2000 and June 30, 2001, respectively .................          7,832           7,058
  Prepaid expenses and other current assets ...............................................            691             881
                                                                                              ------------    ------------
      Total current assets ................................................................         10,780           8,751
                                                                                              ------------    ------------
Equipment and leasehold improvements, at cost:
  Computer and office equipment ...........................................................         12,045          10,576
  Furniture and fixtures ..................................................................          1,198             986
  Leasehold improvements ..................................................................          1,084           1,025
                                                                                              ------------    ------------
                                                                                                    14,327          12,587
  Less--accumulated depreciation and amortization .........................................         13,057          11,449
                                                                                              ------------    ------------
                                                                                                     1,270           1,138
                                                                                              ------------    ------------
Capitalized software development costs, net of accumulated
  amortization of $5,743 and $6,277 at December 31, 2000 and June 30, 2001, respectively ..          3,030           3,046
Long term investments .....................................................................             --             142
Other assets ..............................................................................            104              73
                                                                                              ------------    ------------
                                                                                              $     15,184    $     13,150
                                                                                              ============    ============

                                   LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Current portion of long-term debt .......................................................   $      1,700    $      1,800
  Short term borrowings ...................................................................             --             582
  Accounts payable ........................................................................          3,107           3,120
  Accrued expenses ........................................................................          5,467           5,787
  Deferred revenue ........................................................................          7,496           9,718
                                                                                              ------------    ------------
      Total current liabilities ...........................................................         17,770          21,007
                                                                                              ------------    ------------

Long-term debt, net of current portion ....................................................          1,222           1,749
                                                                                              ------------    ------------
Commitments and contingencies Stockholders' deficit:
    Preferred stock, $.01 par value, authorized 5,000
      shares, no shares issued and outstanding ............................................             --              --
    Common stock, $.01 par value, authorized 50,000 shares;  24,785 shares
      issued and outstanding at December 31, 2000 and June 30, 2001 .......................            248             248
    Additional paid-in capital ............................................................         72,032          72,032
    Accumulated deficit ...................................................................        (76,038)        (82,071)
    Accumulated other comprehensive income (loss) .........................................            (50)            185
                                                                                              ------------    ------------
      Total stockholders' deficit .........................................................         (3,808)         (9,606)
                                                                                              ------------    ------------
                                                                                              $     15,184    $     13,150
                                                                                              ============    ============

The accompanying notes are an integral part of these consolidated financial statements.

                          AXS-ONE INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                        Three Months Ended       Six Months Ended
                                       --------------------    --------------------
                                       June 30,    June 30,    June 30,    June 30,
                                         2000        2001        2000        2001
                                       --------    --------    --------    --------
Revenues:
  License fees                         $  1,689    $    918    $  3,733    $  3,241
  Services                               10,588       8,679      20,453      17,980
                                       --------    --------    --------    --------
    Total revenues                       12,277       9,597      24,186      21,221
                                       --------    --------    --------    --------

Operating expenses:
  Cost of license fees                      259         406         697         741
  Cost of services                        5,523       4,849      10,940      10,004
  Sales and marketing                     2,340       3,097       4,488       6,261
  Research and development                1,740       1,832       3,523       3,731
  General and administrative              2,606       3,018       4,427       5,067
  Restructuring and other costs              --       1,103          --       1,103
                                       --------    --------    --------    --------
    Total operating expenses             12,468      14,305      24,075      26,907
                                       --------    --------    --------    --------
Operating income (loss)                    (191)     (4,708)        111      (5,686)
                                       --------    --------    --------    --------
Other income (expense):
  Interest income                            29          74          45          95
  Interest expense                          (91)        (98)       (199)       (202)
  Equity in losses of joint ventures         --         (34)         --        (122)
  Other income (expense)                    (12)        (95)         20        (118)
                                       --------    --------    --------    --------
    Other expense, net                      (74)       (153)       (134)       (347)
                                       --------    --------    --------    --------
Net loss                               $   (265)   $ (4,861)   $    (23)   $ (6,033)
                                       ========    ========    ========    ========

Basic and diluted net loss per
      common share                     $  (0.01)   $  (0.20)   $     --    $  (0.24)
                                       ========    ========    ========    ========
Weighted average basic and diluted
   common shares outstanding             24,778      24,785      24,462      24,785
                                       ========    ========    ========    ========

The accompanying notes are an integral part of these consolidated financial statements.

                          AXS-ONE INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                        Three Months Ended    Six Months Ended
                                        ------------------   ------------------
                                             June 30,             June 30,
                                        ------------------   ------------------
                                         2000       2001       2000       2001
                                        ------    --------   -------    -------
Net loss                                $ (265)   $ (4,861)  $   (23)   $(6,033)
Foreign curency translation adjustment       3          47        16         (5)
Reclassification adjustment for losses
  included in net loss                      --         240        --        240
                                        ------    --------   -------    -------
  Comprehensive loss                    $ (262)   $ (4,574)  $    (7)   $(5,798)
                                        ======    ========   =======    =======

The accompanying notes are an integral part of these consolidated financial statements.

                          AXS-ONE INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                          Six Months Ended June 30,
                                                                          -------------------------
                                                                            2000            2001
                                                                          --------        --------
Cash flows from operating activities:
Net loss                                                                  $   (23)        $(6,033)
Adjustments to reconcile net loss to net cash flows
       provided by (used in) operating activities
             Depreciation and amortization                                  1,064           1,036
             Net provision for (recovery of) doubtful accounts                 63            (106)
             Loss on disposal of equipment and leasehold improvements          --              17
             Non-cash portion of restructuring and other costs                 --             308
Changes in current assets and liabilities
             Accounts receivable                                              117             640
             Prepaid expenses and other current assets                        117            (212)
             Accounts payable and accrued expenses                         (2,423)            414
             Deferred revenue                                               2,010           2,324
                                                                          -------         -------
Net cash flows provided by (used in) operating activities                     925          (1,612)
                                                                          -------         -------
Cash flows from investing activities:
             Change in other assets                                             6              29
             Capitalized software development costs                          (923)           (550)
             Purchase of equipment and leasehold improvements                (433)           (459)
                                                                          -------         -------
Net cash flows used in investing activities                                (1,350)           (980)
                                                                          -------         -------
Cash flows from financing activities:
             Proceeds from exercise of stock options and warrants           1,900              --
             Net borrowings from revolving line of credit                      --             582
             Proceeds from issuance of long-term debt                          --           1,500
             Payments of long-term debt and capital lease obligations        (504)           (875)
                                                                          -------         -------
Net cash flows provided by financing activities                             1,396           1,207
                                                                          -------         -------
Foreign currency exchange rate effects on cash and cash equivalents           (80)            (56)
                                                                          -------         -------
Net increase (decrease) in cash and cash equivalents                          891          (1,441)
Cash and cash equivalents, beginning of period                              1,154           2,207
                                                                          -------         -------
Cash and cash equivalents, end of period                                  $ 2,045         $   766
                                                                          =======         =======
Supplemental disclosures of cash flow information:
             Cash paid during the period for -
                        Interest                                          $   205         $   182
                                                                          =======         =======
                        Income taxes                                      $    11         $     5
                                                                          =======         =======
             Non-cash investing activity -
                        Investment in joint ventures                      $    --         $   142
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

                          AXS-ONE INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

(1) OPERATIONS, BUSINESS CONDITIONS AND SIGNIFICANT ACCOUNTING POLICIES

The Company designs, markets and supports n-tier, Internet-enabled, client/server, e-commerce, financial, workflow, and desktop data access and storage software solutions. The Company also offers consulting, implementation, training and maintenance services in support of its customers' use of its software products.

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

The unaudited consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America and, in the opinion of management, contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair presentation of these consolidated financial statements.

These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's 2000 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

The results of operations for the six months ended June 30, 2001 are not necessarily indicative of results to be expected for any future periods.

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

Borrowings under the revolving line of credit bear interest at prime rate plus 1.25%. The Agreement provides for yearly fees as follows: (i) $111 in year one, $86 in years two and three, $77 in year four, $74 in years five and six and (ii) an unused revolving line of credit fee of .375% per annum. The Agreement is secured by substantially all domestic assets of the Company together with a pledge of 65% of the stock of its foreign subsidiaries, and contains certain restrictive financial covenants. Under the revolving line of credit the Company currently has available the lesser of $5 million or 85% of eligible receivables, as defined. The net remaining available amount under the revolving line of credit at June 30, 2001 is approximately $0.6 million.

The Initial Term Loan provided for $5 million available in one drawdown which the Company borrowed on the closing date. The Initial Term Loan bears interest at the prime rate as defined (6.75% at June 30, 2001) plus 1.5%, and was repayable in 36 monthly installments beginning May 1, 1998.

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

The A Term Loan bears interest at the rate of prime as defined (6.75% at June 30, 2001) plus 1.5% and was payable in monthly installments of $100 through December 31, 2002. The B Term Loan bears interest at the fixed rate of 12.0% and was payable in monthly installments of $62.5 through December 31, 2001.

Effective March 16, 2001, the Company further amended the Agreement (Amendment No. 9) in order to make available an additional term loan (the "Additional B Term Loan") in the original principal amount of up to $2.0 million, of which the Company borrowed $750 on April 30, 2001 and $500 on May 30, 2001, to extend the termination date of the credit facility to March 31, 2004 and to establish restrictive financial covenants for 2001.

The Additional B Term Loan provides for not more than three borrowings. Each request for a borrowing under the Additional B Term Loan must specify the amount of the requested Term Loan, which cannot exceed (A) $750 if such request is made on or after March 16, 2001 but before December 31, 2001, plus (B) an additional $500 if such request is made on or after April 30, 2001 but before December 31, 2001, plus (C) an additional $750 if such request is made on or after July 31, 2001 but before December 31, 2001, and which must be in a minimum amount of $500. The availability of the Additional B Term Loan is subject to the Company's compliance with the 2001 financial covenants.

                          AXS-ONE INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (CONTINUED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

On June 29, 2001, the Company further amended the Agreement (Amendment No. 10) to reduce the amount of the third borrowing under Amendment No. 9 from $750 to $500 and to change the availability date from July 31, 2001 to June 29, 2001 and to modify the financial covenants. The amendment eliminated the financial covenant requirement for June 30, 2001, and set two new monthly covenants for the remainder of 2001 based on EBITDA (earnings before interest, taxes and depreciation and amortization) and based on minimum revenue requirements.

The aggregate outstanding principal amount of the Term Loans will be repaid in monthly installments of $150 beginning April 1, 2001 over the remaining term of the Loan and Security Agreement, in accordance with Amendment No. 10.

Amendment No. 10 provides a limitation that if the total outstanding balance of Term Loans exceeds the lessor of (i) 45% of eligible maintenance revenues through December 31, 2001, 40% of eligible maintenance revenues from January 1, 2002 through December 31, 2002, 25% of eligible maintenance revenues from January 1, 2003 through March 31, 2004 and (ii) $4.5 million, then the Company is required to prepay the principal amount in an amount sufficient to cause the aggregate principal amount of the Term Loans to be less than or equal to the relevant limits set forth above. As of June 30, 2001, eligible maintenance revenues totaled approximately $11,233.

(3) CONTINGENCIES

The Securities and Exchange Commission (SEC) is currently investigating certain former employees and officers of the Company relating to activities performed through 1996 while they were employees of the Company. The Company is no longer being investigated and the Company issued a Form 8-K with the SEC on February 15, 2001 disclosing this investigation and its disposition with respect to the Company. Under the Company's certificate of incorporation, and Delaware law, the Company is obligated to reimburse legal fees to former employees and officers relating to actions taken against them for work performed while they were employed by the Company. Approximately $0.7 million and $0.8 million in such legal fees were recorded during the three and six months ended June 30, 2001, respectively. The Company cannot estimate the total costs it may incur as a result of this continuing investigation. The costs could be material and if so, could have adverse effects on the Company's ability to meet these or other obligations.

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

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share is the same as basic net loss per common share since the effect of stock options and warrants is anti-dilutive. Diluted net loss per common share for the three and six months ended June 30, 2001 does not include the effects of outstanding options to purchase 4,937 shares of common stock and outstanding warrants to purchase 476 shares of common stock as the effect of their inclusion is anti-dilutive for the periods.

                          AXS-ONE INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (CONTINUED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

(5) RESTRUCTURING AND OTHER COSTS

During June 2001, based on weakening economies, especially in the United States, the Company eliminated 45 positions in the United States and eliminated eight positions, wrote-off certain non-performing assets and recorded a charge for remaining leases in its foreign operations. The Company recorded a charge to operations in the second quarter totaling approximately $1.1 million for these items, reflecting approximately $0.6 million in termination costs of those personnel as well as $0.5 million in asset and cumulative foreign currency translation adjustment write-offs and lease costs. The activity related to this restructuring is as follows:

                                                                        Asset and
                                                                        Cumulative
                                                                         Foreign
                                                                         Currency
                                                         Employee       Translation
                                                        Termination      Adjustment       Lease
(in thousands)                                             Costs         Write-offs       Costs        Total Costs
                                                        ----------------------------------------------------------
Restructuring and other costs recorded in June 2001       $    600        $    300       $    200       $  1,100
Cash payments through June 2001                               (200)             --             --           (200)
Write-off of assets                                             --            (300)            --           (300)
                                                        ----------------------------------------------------------
Restructuring liability at June 30, 2001                  $    400              --       $    200       $    600
                                                        ==========================================================

The Company will continue to review its operations throughout the remainder of the year, which may result in additional actions and charges during the last half of 2001.

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

                          AXS-ONE INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (CONTINUED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                          AXS-ONE
                                         ENTERPRISE      AXSPOINT       TIVITY
                                          SOLUTIONS     SOLUTIONS      SOLUTIONS        TOTAL
                                          ---------     ---------      ---------        -----
THREE MONTHS ENDED JUNE 30, 2000
Revenues:
  License fees .....................      $  1,448       $    185       $     56       $  1,689
  Services .........................         8,586            851          1,151         10,588
                                           --------       --------       --------       --------
Total Revenues .....................        10,034          1,036          1,207         12,277
Operating income (loss) ............         2,253             (6)           349          2,596
Total assets .......................        14,625          1,889          1,573         18,087
Capital expenditures ...............           242             19             18            279
Depreciation and amortization ......           528             27             25            580

THREE MONTHS ENDED JUNE 30, 2001
Revenues:
  License fees .....................      $    555       $    214       $    149       $    918
  Services .........................         6,993          1,003            683          8,679
                                          --------       --------       --------       --------
Total Revenues .....................         7,548          1,217            832          9,597
Operating loss .....................          (954)           (59)          (540)        (1,553)
Total assets .......................        11,179            943          1,028         13,150
Capital expenditures ...............           140             15             17            172
Depreciation and amortization ......           456             21             35            512

SIX MONTHS ENDED JUNE 30, 2000
Revenues:
  License fees .....................      $  2,873       $    785       $     75       $  3,733
  Services .........................        16,719          1,592          2,142         20,453
                                          --------       --------       --------       --------
Total Revenues .....................        19,592          2,377          2,217         24,186
Operating income ...................         4,108            466            339          4,913
Total assets .......................        14,625          1,889          1,573         18,087
Capital expenditures ...............           374             31             28            433
Depreciation and amortization ......           957             56             51          1,064

SIX MONTHS ENDED JUNE 30, 2001
Revenues:
  License fees .....................      $  2,569       $    472       $    200       $  3,241
  Services .........................        14,196          2,026          1,758         17,980
                                          --------       --------       --------       --------
Total Revenues .....................        16,765          2,498          1,958         21,221
Operating income (loss) ............           315            128           (773)          (330)
Total assets .......................        11,179          1,028            943         13,150
Capital expenditures ...............           387             35             37            459
Depreciation and amortization ......           931             39             66          1,036

                          AXS-ONE INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (CONTINUED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

Reconciliation of total segment operating income to consolidated operating income (loss):

                                                    THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                                                    ---------------------------    -------------------------
                                                        2000           2001           2000           2001
                                                        ----           ----           ----           ----
Operating income (loss) from reportable segments      $  2,596       $ (1,553)      $  4,913       $   (330)
Unallocated general and administrative expense          (2,470)        (2,952)        (4,148)        (4,925)
Other corporate unallocated expenses                      (317)          (203)          (654)          (431)
                                                      --------       --------       --------       --------
Total consolidated operating income (loss)            $   (191)      $ (4,708)      $    111       $ (5,686)
                                                      ========       ========       ========       ========

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

The Company incurred net losses of $9.0 million, $3.7 million and $0.3 million in 1998, 1999 and 2000, respectively and operating losses of $8.9 million, $1.2 million and $0.2 million in 1998, 1999 and 2000, respectively. The Company reported a net loss of $4.9 million and $6.0 million for the three and six months ended June 30, 2001, respectively and operating losses of $4.7 million and $5.7 million, respectively for the same periods.

NEW ACCOUNTING STANDARDS

In the second quarter of 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133." SFAS No. 133 and SFAS No. 138 require an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Gains or losses resulting from changes in the values of those derivatives are accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The Company currently does not use derivative instruments and as such, the adoption of SFAS No. 133 and SFAS No. 138 on January 1, 2001 did not have a material effect on the Company's consolidated financial position or results of operations.

In July 2001, the Financial Accounting Standards Board issued FASB Nos. 141 and 142 (SFAS 141 and SFAS 142), "Business Combinations" and "Goodwill and Other Intangible Assets." SFAS 141 replaces APB 16 and eliminates pooling-of-interests accounting prospectively. It also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. SFAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Under SFAS 142, goodwill will be tested annually and whenever events or circumstances occur indicating that goodwill might be impaired. SFAS 141 and SFAS 142 are effective for all business combinations completed after June 30, 2001. Upon adoption of SFAS 142, amortization of goodwill recorded for business combinations consummated prior to July 1, 2001 will cease, and intangible assets acquired prior to July 1, 2001 that do not meet the criteria for recognition under SFAS 141 will be reclassified to goodwill. Companies are required to adopt SFAS 142 for fiscal years beginning after December 15, 2001. In connection with the adoption of SFAS 142, companies will be required to perform a transitional goodwill impairment assessment. The Company believes that the adoption of SFAS 141 and SFAS 142, beginning on January 1, 2002, will have no effect on the Company's consolidated financial position or results of operations.

EURO CURRENCY

On January 1, 1999, certain countries of the European Union established fixed conversion rates between their existing currencies and one common currency, the euro. The euro then began to trade on currency exchanges and to be used in business transactions. Beginning in January 2002, new euro-denominated currencies will be issued and the existing local currencies will be withdrawn from circulation by July 1, 2002. The Company derived approximately 35.8% of its total revenues outside the United States for 2000, a significant portion of which is in Europe. The Company derived approximately 36.0% of its total revenues outside the United States for the six months ended June 30, 2001. The Company believes the euro conversion will not have a material effect on the Company's consolidated financial position or results of operations.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated, certain operating data, and data as a percentage of total revenues:

                                             Three Months Ended         Three Months Ended
                                               June 30, 2000              June 30, 2001
                                               -------------              -------------
                                                       Data as a                   Data as a
                                              As       percent of        As        percent of
(In thousands)                             Reported      revenue      Reported      revenue
                                           -----------------------    -----------------------
                                                  Unaudited                 Unaudited
Revenues:
   License fees                            $  1,689       13.8%       $    918            9.6%
   Services                                  10,588       86.2           8,679           90.4
                                           -------------------        -----------------------
      Total revenues                         12,277      100.0           9,597          100.0
                                           -------------------        -----------------------

Operating expenses:
   Cost of license fees                         259        2.1             406            4.2
   Cost of services                           5,523       45.0           4,849           50.5
   Sales and marketing                        2,340       19.1           3,097           32.3
   Research and development                   1,740       14.2           1,832           19.1
   General and administrative                 2,606       21.2           3,018           31.4
   Restructuring and other costs                 --         --           1,103           11.5
                                           -------------------        -----------------------
      Total operating expenses               12,468      101.6          14,305          149.1
                                           -------------------        -----------------------
Operating loss                                 (191)      (1.6)         (4,708)         (49.1)
                                           -------------------        -----------------------
Other income (expense):
   Interest income                               29        0.2              74            0.8
   Interest expense                             (91)      (0.7)            (98)          (1.0)
   Equity in losses of joint ventures            --         --             (34)          (0.4)
   Other expense                                (12)      (0.1)            (95)          (1.0)
                                           -------------------        -----------------------
      Other expense, net                        (74)      (0.6)           (153)          (1.6)
                                           -------------------        -----------------------
Net loss                                   $   (265)      (2.2)%      $ (4,861)         (50.7)%
                                           ===================        =======================

                                             Six Months Ended         Six Months Ended
                                               June 30, 2000           June 30, 2001
                                           --------------------      --------------------
                                                     Data as a                 Data as a
                                              As     percent of        As      percent of
(In thousands)                             Reported   revenue        Reported   revenue
                                           --------------------      --------------------
                                                  Unaudited                 Unaudited
Revenues:
  License fees                             $  3,733        15.4%     $  3,241        15.3%
  Services                                   20,453        84.6        17,980        84.7
                                           --------------------      --------------------
     Total revenues                          24,186       100.0        21,221       100.0
                                           --------------------      --------------------

Operating expenses:
  Cost of license fees                          697         2.9           741         3.5
  Cost of services                           10,940        45.2        10,004        47.1
  Sales and marketing                         4,488        18.6         6,261        29.5
  Research and development                    3,523        14.6         3,731        17.6
  General and administrative                  4,427        18.3         5,067        23.9
  Restructuring and other costs                  --          --         1,103         5.2
                                           --------------------      --------------------
     Total operating expenses                24,075        99.5        26,907       126.8
                                           --------------------      --------------------
Operating income (loss)                         111         0.5        (5,686)      (26.8)
                                           --------------------      --------------------
Other income (expense):
  Interest income                                45         0.2            95         0.4
  Interest expense                             (199)       (0.8)         (202)       (0.9)
  Equity in losses of joint ventures             --          --          (122)       (0.6)
  Other expense                                  20         0.1          (118)       (0.5)
                                           --------------------      --------------------
     Other expense, net                        (134)       (0.6)         (347)       (1.6)
                                           --------------------      --------------------
Net loss                                   $    (23)       (0.1)%    $ (6,033)      (28.4)%
                                           ====================      ====================

TOTAL REVENUES

Total revenues decreased 21.8% and 12.3% for the three and six months ended June 30, 2001, compared to the corresponding prior year periods. The decrease in 2001 is mainly attributable to a decrease in service and license revenues in the U.S. operation due to the slow down in the economy, the effects of which are being felt throughout the software industry.

The Company derived approximately $3.8 million and $7.6 million, or 40.0% and 36.0% of its total revenues, from customers outside of the United States for the three and six months ended June 30, 2001, respectively, compared to $4.9 million and $9.7 million, or 39.9% and 39.9%, respectively, for the corresponding prior year periods. The Company expects that revenues from customers outside the United States will continue to represent a significant percentage of its total revenues in the future. Most of the Company's international license fees and services revenue are denominated in foreign currencies. Future fluctuations in the value of foreign currencies relative to the U.S. dollar could result in fluctuations in the Company's revenue.

LICENSE FEES

License fees include revenues from software license agreements entered into between the Company and its customers with respect to both the Company's products and, to a lesser degree, third party products resold by the Company. Total license fees decreased $0.8 million and $0.5 million for the three and six months ended June 30, 2001, respectively, as compared to the prior year periods mainly as a result of the slow down in the economy which has resulted in customers delaying their purchases of new software. License fees for the six months ended June 30, 2001 included $1.2 million or 37.0% of total license fees from one customer. No one customer attributed more than 10% of license fees for the six months ended June 30, 2000.

SERVICES REVENUE

Services revenue includes fees from software maintenance agreements, training, installation and consulting services. Maintenance fees, including first year maintenance, are billed separately and are recognized ratably over the period of the maintenance agreement. Training and consulting service revenues are recognized as the services are performed.

Services revenue decreased 18.0% and 12.1% for the three and six months ended June 30, 2001, respectively, as compared to the comparable prior year periods. The majority of the decrease for the three and six month periods relates to lower service revenues in the U.S. operations, due in part to lower license sales and the delay of consulting and implementation projects by our customers due to the slow economy.

COST OF LICENSE FEES

Cost of license fees consists primarily of amortization of capitalized software development costs, amounts paid to third parties with respect to products resold by the Company in conjunction with licensing of the Company's products and, to a lesser extent, the costs of documentation. The elements can vary substantially from period to period as a percentage of license fees.

Cost of license fees increased $0.1 million for the three months ended June 30, 2001 and remained relatively flat for the six months ended June 30, 2001, as compared to the corresponding prior year periods due to an increase in the amortization of capitalized software development costs partially offset by a decrease in license sales which include third party software.

COST OF SERVICES

Cost of services consists primarily of personnel costs for product quality assurances, training, installation, consulting and customer support.

Cost of services decreased 12.2% and 8.6% for the three and six months ended June 30, 2001, respectively, as compared to the corresponding prior year periods. The decrease is primarily due to a decrease in services revenue and a related decrease in third party service costs. As a percentage of services revenue, cost of services was essentially the same for both periods.

SALES AND MARKETING

Sales and marketing expenses consist primarily of salaries, commission and bonuses paid to sales and marketing personnel, as well as travel and promotional expenses.

Sales and marketing expenses increased 32.4% and 39.5% for the three and six months ended June 30, 2001, respectively, as compared to the comparable prior year periods, mainly as a result of increased headcount and marketing costs incurred in an effort to promote the Company's software in new and existing markets.

RESEARCH AND DEVELOPMENT

Research and development expenses consist primarily of personnel costs, costs of equipment, facilities and third party software development costs. Research and development expenses are generally charged to operations as incurred. However, certain software development costs are capitalized in accordance with Statement of Financial Accounting Standards No. 86. (SFAS 86), "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed." Such capitalized software development costs are generally amortized over periods not exceeding three years.

Excluding the amount of capitalized software development costs, research and development expenses increased 5.3% and 5.9% for the three and six months ended June 30, 2001, respectively, from the comparable prior year periods mainly due to a decrease in capitalized software development costs. The Company capitalized $0.5 million in software development costs for the six months ended June 30, 2001 as compared to $0.9 million for the comparable prior year period. The rate of capitalization of software development costs may fluctuate depending on the mix and stage of development of the Company's products.

Research and development expenses for the three and six months ended June 30, 2001 decreased 6.2% and 5.4%, respectively, from the comparable prior year periods when including the amount of capitalized software development costs for the two periods.

GENERAL AND ADMINISTRATIVE

General and administrative expenses consist primarily of salaries for administrative, executive and financial personnel, and outside professional fees. General and administrative expenses increased 15.8% and 14.5% for the three and six months ended June 30, 2001, as compared to the comparable prior year periods mainly as a result of an increase in legal fees. For the six month period, the increase includes the effects of a reduction of a reserve for sales taxes resulting from conclusion of the related tax audits in the first quarter of 2000 that reduced general and administrative expenses by $0.5 million for that period.

The legal fees amounted to $0.7 million and $0.8 million for the three and six months ended June 30, 2001, respectively. These fees related to the Company's obligation, under its certificate of incorporation and Delaware law, to reimburse legal fees to former employees and officers relating to actions taken against them for work performed while they were employed by the Company. The Securities and Exchange Commission (SEC) is currently investigating certain former employees and officers of the Company relating to activities performed through 1996 while they were employees of the Company. The Company is no longer being investigated and the Company issued a Form 8-K with the SEC on February 15, 2001 disclosing this investigation and its disposition with respect to the Company. The Company expects that costs will continue to be incurred by these individuals and that the Company will continue to be liable to reimburse such fees. The Company cannot estimate when these costs will cease or determine the amount of such future costs. The costs could be material and if so, could have adverse effects on the Company's ability to meet these or other obligations.

RESTRUCTURING AND OTHER COSTS

During June 2001, based on weakening economies, especially in the United States, the Company eliminated 45 positions in the United States and eliminated eight positions, wrote-off certain non-performing assets and recorded a charge for remaining leases in its foreign operations. The Company recorded a charge to operations in the second quarter totaling approximately $1.1 million for these items, reflecting approximately $0.6 million in termination costs of those personnel as well as $0.5 million in asset and cumulative foreign currency translation adjustment write-offs and lease costs. The activity related to this restructuring is as follows:

                                                                        Asset and
                                                                        Cumulative
                                                                         Foreign
                                                                         Currency
                                                         Employee       Translation
                                                        Termination      Adjustment       Lease
(in thousands)                                             Costs         Write-offs       Costs        Total Costs
                                                        ----------------------------------------------------------
Restructuring and other costs recorded in June 2001       $    600        $    300       $    200       $  1,100
Cash payments through June 2001                               (200)             --             --           (200)
Write-off of assets                                             --            (300)            --           (300)
                                                        ----------------------------------------------------------
Restructuring liability at June 30, 2001                  $    400              --       $    200       $    600
                                                        ==========================================================

These actions taken by the Company will result in annual savings at approximately $12.0 million. The Company will continue to review its operations throughout the remainder of the year, which may result in additional actions and charges during the last half of 2001.

OTHER INCOME (EXPENSE)

Other income (expense) net decreased to $(153) and $(347) for the three and six months ended June 30, 2001, respectively, from $(74) and $(134) for the three and six months ended June 30, 2000, respectively, primarily due to the equity in losses of joint ventures in the Company's South Africa operations. Interest expense is a result of the interest on a revolving line of credit and term loan (see Note 2 to the Consolidated Interim Financial Statements).

SEGMENT INFORMATION

Beginning on January 1, 2000, the Company was reorganized into three separate business segments. (See Note 6 to the Consolidated Interim Financial Statements). For the three and six months ended June 30, 2001 the AXS-One Enterprise Solutions segment had license fee revenues of $0.6 million and $2.6 million, respectively, compared to $1.4 million and $2.9 million, respectively, for the comparable prior year period; services revenue of $7.0 million and $14.2 million, respectively, compared to $8.6 million and $16.7 million, respectively, for the comparable prior year period; and operating income (loss) of $(1.0) million and $0.3 million, respectively, compared to $2.3 million and $4.1 million, respectively, for the comparable prior year period. The decline in revenue and operating income (loss) is mainly a result of a decrease in license and services revenue as customers have delayed implementation and upgrade requests during the first half of the year due to the slow down in the economy and until the next version of the software is available at the end of the third quarter.

The AXSPoint Solutions segment had license fee revenues of $0.2 million and $0.5 million, respectively, for the three and six months ended June 30, 2001, compared to $0.2 million and $0.8 million, respectively for the comparable prior year period; services revenue of $1.0 million and $2.0 million, respectively, compared to $0.9 million and $1.6 million, respectively; and operating income
(loss) of breakeven and $0.1 million, respectively, as compared to breakeven and $0.5 million, respectively. The decrease in license revenue and operating income for the six months ended June 30, 2001 is due to the slow down in the economy. The increase in services revenue is mainly attributable to an increase in maintenance fees from the installed base and an increase in consulting revenue in the foreign operations.

Tivity Solutions had license revenue of $0.1 million and $0.2 million, respectively, for the three and six months ended June 30, 2001, as compared to none for the comparable prior year periods; services revenue of $0.7 million and $1.8 million, respectively, as compared to $1.2 million and $2.1 million, respectively, and operating income (loss) of $(0.5) million and $(0.8) million, respectively, as compared to $0.3 million for both prior periods. The decrease in services revenue and operating income (loss) for both periods is due to a decline in consulting services as projects that began in 2000 for two customers ended in early 2001. The increase in license revenue is due to the sale of the Team product by the United Kingdom operation.

LIQUIDITY AND CAPITAL RESOURCES

The net remaining available amount under the revolving line of credit at June 30, 2001 was approximately $0.6 million. The available amount under all Term Loans at June 30, 2001 was approximately $0.5 million. (See Note 2 to the Consolidated Interim Financial Statements).

The Company is required to comply with monthly financial statement reporting requirements, as well as certain restrictive financial covenants. The ability to continue to borrow under the Agreement is dependent upon future compliance with such covenants and available collateral. Management believes that the Company's projected operating results throughout 2001 will result in compliance under the Agreement, although there can be no assurances that such operating results will be achieved and that the Company will continue to be in compliance under the Agreement.

The Company's operating activities provided (used) cash of $0.9 million and $1.6 million for the six months ended June 30, 2000 and 2001, respectively.
Net cash provided by operations during the six months ended June 30, 2000 was comprised primarily of depreciation and amortization and an increase in deferred revenue partially offset by a decrease in accounts payable and accrued expenses. Net cash used by operations during the six months ended June 30, 2001 was comprised primarily of the net loss offset by depreciation and amortization expense, a decrease in accounts receivable and an increase in deferred revenue and accounts payable and accrued expenses.

The Company's investing activities used cash of $1.3 million and $1.0 million for the six months ended June 30, 2000 and 2001, respectively. The principal uses during 2000 and 2001 were for equipment purchases and capitalized software development costs.

Cash provided by financing activities was $1.4 million and $1.2 million for the six months ended June 30, 2000 and 2001, respectively, and related mainly to proceeds from the issuance of debt in 2001 and repayments of debt in 2000 and 2001. In addition, the Company received $1.9 million in proceeds from the exercise of stock options and warrants for the six months ended June 30, 2000.

The Company has no significant capital commitments. Planned capital expenditures for 2001 total approximately $0.7 million of which $0.5 million has been expended to date, exclusive of any software development costs that may qualify for capitalization under SFAS 86. The Company's aggregate minimum operating lease payments for 2001 will be approximately $2.0 million. The Company has experienced recurring net losses of $9.0 million, $3.7 million and $0.3 million during the years ended December 31, 1998, 1999 and 2000, respectively. Additionally, as a result of intense competition and rapid technological change, together with a slowing of the economy, the Company has also experienced declining license and service revenues. In response to these conditions, management restructured the Company in June 2001 to reduce future costs (see
Note 5 to the Consolidated Interim Financial Statements) and is pursuing several initiatives intended to improve operating results and liquidity and better position the Company to compete under current market conditions. The Company expects that its operating cash flow and available financial resources will be sufficient to fund the Company's working capital requirements through 2001 and to repay its outstanding debt in accordance with the payment terms. However, the Company's ability to achieve the anticipated results is affected by the extent of cash generated from operations and the pace at which the Company utilizes its available resources. Accordingly, the Company may in the future be required to seek additional sources of financing or future accommodations from its existing lender. No assurance can be given that management's initiatives will be successful or that any such additional sources of financing or lender accommodations will be available.

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

The information below summarizes the Company's market risk associated with its variable rate debt obligation as of June 30, 2001. Fair value included herein has been estimated taking into consideration the nature and term of the debt instruments and the prevailing economic and market conditions at the balance sheet date. The table below presents principal cash flows by year of maturity based on the terms of the debt. The variable interest rate disclosed represents the rate at June 30, 2001. Changes in the prime interest rate during fiscal 2001 will have a positive or negative effect on the Company's interest expense. Each 1% fluctuation in the prime interest rate will increase or decrease annual interest expense for the Company by approximately $17,000, based on the debt outstanding as of June 30, 2001. Further information specific to the Company's debt is presented in Note 2 to the Consolidated Interim Financial Statements.


                                               (IN THOUSANDS)
                          VARIABLE                             YEAR OF MATURITY
                          INTEREST     ESTIMATED   CARRYING   ------------------
DESCRIPTION               RATE         FAIR VALUE  AMOUNT      2001       2002
--------------------------------------------------------------------------------
A Term loan               8.25%        $1,672      $1,672      $900       $772

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's Annual Meeting of Stockholders on June 13, 2001, the Stockholders voted to approve an amendment to the Company's 1998 Stock Option Plan increasing the number of shares of Common Stock subject to options granted under such plan by 1,500,000 shares, for a total of 3,000,000 shares (22,089,970 votes for, 1,074,388 votes against, 16,167 votes abstained). Further, at the Annual Meeting of Stockholders held on June 13, 2001, the following directors were nominated and elected by the votes indicated:


                                                   VOTES FOR         VOTES WITHHELD
                                                   ---------         --------------
Elias Typaldos                                     22,449,668           730,857
John A. Rade                                       22,469,355           771,170
Gennaro Vendome                                    22,491,971           688,554
Daniel H. Burch                                    22,726,271           454,254
Robert Migliorino                                  22,726,471           454,054
William E. Vogel                                   22,726,271           454,254
Edwin T. Brondo                                    22,601,171           579,354
Allan Weingarten                                   22,726,271           454,254

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

Exhibit 1.1  Amendment No. 10 to the Loan and Security Agreement.

Reports on Form 8-K - No Reports on Form 8-K were filed by the Company during the quarter ended June 30, 2001.

                                  AXS-ONE INC.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     AXS-ONE INC.


DATE: August 13, 2001                By: /s/ John A. Rade
                                        --------------------------------------
                                        John A. Rade
                                        Chief Executive Officer,
                                        President and Director


                                     By: /s/ William G. Levering III
                                        --------------------------------------
                                        William G. Levering III
                                        Vice President, Chief Financial Officer,
                                        and Treasurer
                                        (Duly Authorized Officer and
                                        Principal Financial Officer)