Form 10-Q
period 2001-09-30
AXS ONE INC
filed 2001-11-14
CIK 947427

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarter ended September 30, 2001	Commission File Number	1-13591

AXS-ONE INC.

(Exact name of registrant as specified in its charter)

Delaware	13-2966911
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

301 Route 17 North
Rutherford, New Jersey	07070
(Address of principal executive offices)	(Zip Code)

(201) 935-3400

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES          ☒                              NO          ☐

Number of shares outstanding of the issuer’s common stock as of November 2, 2001

Class	Number of Shares Outstanding
Common Stock, par value $0.01 per share	24,784,742

AXS-ONE INC.

AXS-ONE INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	December 31, 2000	September 30, 2001
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,207	$627
Restricted cash	50	44
Note receivable - short-term portion, net of short-term portion of deferred gain on sale of subsidiary of $164 at September 30, 2001	-	177
Accounts receivable, net of allowance for doubtful accounts of $1,060 and $723 at December 31, 2000 and September 30, 2001, respectively	7,832	5,316
Prepaid expenses and other current assets	691	609
Total current assets	10,780	6,773
Equipment and leasehold improvements, at cost:
Computer and office equipment	12,045	10,372
Furniture and fixtures	1,198	954
Leasehold improvements	1,084	1,035
	14,327	12,361
Less--accumulated depreciation and amortization	13,057	11,471
	1,270	890
Capitalized software development costs, net of accumulated amortization of $5,743 and $6,546 at December 31, 2000 and September 30, 2001, respectively	3,030	2,977
Investment in and loans to joint ventures	-	287
Other assets	104	62
	$15,184	$10,989

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Current portion of long-term debt	$1,700	$1,800
Accounts payable	3,107	2,729
Accrued expenses	5,467	5,011
Deferred revenue	7,496	8,676
Total current liabilities	17,770	18,216

Long-term debt, net of current portion	1,222	1,799
Stockholders' deficit:
Preferred stock, $.01 par value, authorized 5,000 shares, no shares issued and outstanding	-	-
Common stock, $.01 par value, authorized 50,000 shares; 24,785 shares issued and outstanding at December 31, 2000 and September 30, 2001	248	248
Additional paid-in capital	72,032	72,032
Accumulated deficit	(76,038)	(81,584)
Accumulated other comprehensive income (loss)	(50)	278
Total stockholders' deficit	(3,808)	(9,026)
	$15,184	$10,989

The accompanying notes are an integral part of these consolidated financial statements.

AXS-ONE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2000	2001	2000	2001
Revenues:
License fees	$3,393	$773	$7,126	$4,014
Services	9,921	8,718	30,374	26,697
Total revenues	13,314	9,491	37,500	30,711

Operating expenses:
Cost of license fees	324	316	1,021	1,057
Cost of services	4,871	3,727	15,812	13,732
Sales and marketing	3,106	1,502	7,595	7,763
Research and development	1,652	1,608	5,174	5,338
General and administrative	2,356	1,790	6,782	6,856
Restructuring and other costs, net	-	(166)	-	937
Total operating expenses	12,309	8,777	36,384	35,683
Operating income (loss)	1,005	714	1,116	(4,972)
Other income (expense):
Interest income	12	4	56	99
Interest expense	(99)	(151)	(297)	(354)
Equity in losses of joint ventures	-	(103)	-	(176)
Other income (expense)	(25)	23	(5)	(143)
Other expense, net	(112)	(227)	(246)	(574)
Net income (loss)	$893	$487	$870	$(5,546)

Basic net income (loss) per common share	$0.04	$0.02	$0.04	$(0.22)
Diluted net income (loss) per common share	$0.03	$0.02	$0.03	$(0.22)
Weighted average basic common shares outstanding	24,785	24,785	24,570	24,785
Weighted average diluted common shares outstanding	25,603	24,875	25,995	24,785

The accompanying notes are an integral part of these consolidated financial statements.

AXS-ONE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS

OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2000	2001	2000	2001

Net income (loss)	$893	$487	$870	$(5,546)
Foreign currency translation adjustment	(91)	(74)	(75)	(79)
Reclassification adjustment for losses included in net income (loss)	-	167	-	407
Comprehensive income (loss)	$802	$580	$795	$(5,218)

The accompanying notes are an integral part of these consolidated financial statements.

AXS-ONE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTSOF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2000	2001
Cash flows from operating activities:
Net income (loss)	$870	$(5,546)
Adjustments to reconcile net income (loss) to net cash flows provided by (used in) operating activities -
Depreciation and amortization	1,588	1,538
Net provision for (recovery of) doubtful accounts	46	(56)
Loss on disposal of equipment and leashold improvements	-	17
Non-cash portion of restructuring and other costs	-	308
Loss on equity method investments	-	176
Changes in current assets and liabilities, net of divestiture
Restricted cash	(7)	-
Accounts receivable	330	1,123
Prepaid expenses and other current assets	377	(40)
Accounts payable and accrued expenses	(1,670)	79
Deferred revenue	(619)	1,544
Net cash flows provided by (used in) operating activities	915	(857)

Cash flows used in investing activities:
Change in other assets	-	40
Capitalized software development costs	(1,373)	(750)
Purchase of equipment and leasehold improvements	(813)	(470)
Net cash flows used in investing activities	(2,186)	(1,180)

Cash flows from financing activities:
Proceeds from exercise of stock options and warrants	1,900	-
Proceeds from issuance of long-term debt	-	2,000
Payments of long term debt and capital lease obligations	(804)	(1,325)
Net cash flows provided by financing activities	1,096	675
Foreign currency exchange rate effects	(228)	(218)
Net decrease in cash and cash equivalents	(403)	(1,580)
Cash and cash equivalents, beginning of period	1,154	2,207
Cash and cash equivalents, end of period	$751	$627

Supplemental disclosures of cash flow information:
Cash paid during the period for -
Interest	$300	$279
Income taxes	$15	$5
Non-cash investing activities -
Investment in and loans to joint ventures	$-	$463
Note received in connection with sale of Poland subsidiary	$-	$430

The accompanying notes are an integral part of these consolidated financial statements.

AXS-ONE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(In thousands, except per share data)

(1)  OPERATIONS, BUSINESS CONDITIONS AND SIGNIFICANT ACCOUNTING POLICIES

The Company designs, markets and supports n-tier, Internet-enabled, client/server, e-commerce, financial, workflow, and desktop data access and storage software solutions.  The Company also offers consulting, implementation, training and maintenance services in support of its customers’ use of its software products.

(a)  Basis of Presentation

The accompanying consolidated financial statements include the accounts of AXS-One Inc. (formerly known as Computron Software, Inc.) and its wholly owned subsidiaries located in Australia, Canada, Poland (through August 31, 2001 – see Note 7), Singapore, South Africa, and the United Kingdom (collectively, the "Company").  During the first quarter of 2001, the Company’s South Africa operations entered into two joint ventures.  Ownership is 50% or less in both entities.  All significant intercompany transactions and balances have been eliminated.  The Company uses the equity method of accounting for its investments in 20 to 50-percent-owned companies.

The unaudited consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America and, in the opinion of management, contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair presentation of these consolidated financial statements.

These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s 2000 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

The results of operations for the three and nine month periods ended September 30, 2001 are not necessarily indicative of results to be expected for any future periods.

(b)  Revenue Recognition

The Company recognizes revenue in accordance with Statement of Position 97-2, “Software Revenue Recognition” (“SOP 97-2”), and Statement of Position 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions.”  Revenue from non-cancelable software licenses is recognized when the license agreement has been signed, delivery has occurred, the fee is fixed or determinable and collectibility is probable.  In multiple element arrangements, the Company defers the vendor-specific objective evidence of fair value (“VSOE”) related to the undelivered elements and recognizes revenue on the delivered elements using the residual method.  The most commonly deferred element is initial post-contract support (maintenance), which is recognized on a straight-line basis over the initial maintenance term.  Maintenance fees in subsequent years are recognized on a straight-line basis over the life of the applicable agreement.  Other deferred elements include consulting and implementation services.  The Company recognizes service revenues from consulting and implementation services, including training, provided by both its own personnel and by third parties, upon performance of the services, pursuant to a professional services agreement.  When the Company enters into a license agreement requiring significant customization of the software products, the Company recognizes revenue relating to the agreement using contract accounting.  Anticipated losses, if any, are charged to operations in the period that such losses are determined.

(2)  REVOLVING LINE OF CREDIT AND LONG-TERM DEBT

On March 31, 1998, the Company entered into a Loan and Security Agreement (“Agreement”) which provided for maximum borrowings of up to $10 million.  The Agreement contained a revolving line of credit and a term loan (the “Initial Term Loan”).

Borrowings under the revolving line of credit bear interest at prime rate plus 1.25%.  The Agreement provides for yearly fees as follows:  (i) $111 in year one, $86 in years two and three, $77 in year four, $74 in years five and six and (ii) an unused revolving line of credit fee of .375% per annum.  The Agreement is secured by substantially all domestic assets of the Company together with a pledge of 65% of the stock of its foreign subsidiaries, and contains certain restrictive financial covenants. Under the revolving line of credit the Company currently has available the lesser of $5 million or 85% of eligible receivables, as defined.  The net available amount under the revolving line of credit at September 30, 2001 was approximately $1.6 million of which no amounts were outstanding.

The Initial Term Loan provided for $5 million available in one drawdown which the Company borrowed on the closing date.  The Initial Term Loan bears interest at the prime rate as defined (6.0% at September 30, 2001) plus 1.5%, and was repayable in 36 monthly installments beginning May 1, 1998.

Effective December 22, 1999, in connection with the sale of its subsidiary in France, the Company amended the Agreement (Amendment No. 7) in order to make available to the Company a second term loan in the original principal amount of $1.3 million, which the Company borrowed on that date and together with the Initial Term Loan, collectively the “A Term Loan,” and a third term loan (the “B Term Loan”) in the original principal amount of $750, of which the Company borrowed $500 on November 3, 2000 and requested the remaining $250 on December 31, 2000 which was subsequently remitted and recorded on the Company’s books on January 2, 2001.

The A Term Loan bears interest at the rate of prime as defined (6.0% at September 30, 2001) plus 1.5%.  The B Term Loan bears interest at the fixed rate of 12.0%.

Effective March 16, 2001, the Company further amended the Agreement (Amendment No. 9) in order to make available an additional term loan (the “Additional B Term Loan”) in the original principal amount of up to $2.0 million, of which the Company borrowed $750 on April 30, 2001, $500 on May 30, 2001 and $500 on July 31, 2001, to extend the termination date of the credit facility to March 31, 2004 and to establish restrictive financial covenants for 2001.

The Additional B Term Loan provides for not more than three borrowings.  Each request for a borrowing under the Additional B Term Loan must specify  the amount of the requested Term Loan, which cannot exceed (A) $750 if such request is made on or after March 16, 2001 but before December 31, 2001, plus (B) an additional $500 if such request is made on or after April 30, 2001 but before December 31, 2001, of which the Company borrowed the $500 in July 2001, plus (C) an additional $750 if such request is made on or after July 31, 2001 but before December 31, 2001, and which must be in a minimum amount of $500.  The availability of the Additional B Term Loan is subject to the Company’s compliance with the 2001 financial covenants.

On June 29, 2001, the Company further amended the Agreement (Amendment No. 10) to reduce the amount of the third and final borrowing under Amendment No. 9 from $750 to $500 and to change the availability date from July 31, 2001 to June 29, 2001 and to modify the financial covenants.  The Company borrowed the $500 in July 2001.  The amendment eliminated the financial covenant requirement for June 30, 2001, and set two new monthly covenants for the remainder of 2001 based on EBITDA (earnings before interest, taxes and depreciation and amortization) and minimum revenue requirements.  The Company was in compliance with these new monthly covenants as of September 30, 2001.

The aggregate outstanding principal amount of the Term Loans is repayable in monthly installments of $150 beginning April 1, 2001 over the remaining term of the Loan and Security Agreement, in accordance with Amendment No. 10.

Amendment No. 10 provides a limitation that if the total outstanding balance of Term Loans exceeds at any time the lessor of (i) 45% of eligible maintenance revenues through December 31, 2001, 40% of eligible maintenance revenues from January 1, 2002 through December 31, 2002, 25% of eligible maintenance revenues from January 1, 2003 through March 31, 2004 and (ii) $4.5 million, then the Company is required to prepay the principal amount in an amount sufficient to cause the aggregate principal amount of the Term Loans to be less than or equal to the relevant limits set forth above.  As of September 30, 2001, eligible maintenance revenues as defined, totaled approximately $11.3 million.

(3)  CONTINGENCIES

The Securities and Exchange Commission (SEC) performed an investigation of the Company and of certain former employees and officers of the Company relating to activities performed through 1996 while they were employees of the Company.  The Company filed a Form 8-K with the SEC on February 15, 2001 disclosing the SEC investigation and its disposition with respect to the Company. In mid August 2001, the Company was informed by counsel for its former employees and officers, whom the Company knew to be the subject of the SEC investigation, that such counsel had been informed by the SEC that the SEC was no longer pursuing its investigation of their clients.  Under the Company’s certificate of incorporation, and Delaware law, the Company is obligated to reimburse legal fees to former employees and officers relating to actions taken against them for work performed while they were employed by the Company.  Approximately $0.8 million in such legal fees were recorded during the nine months ended September 30, 2001.

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

Basic net income (loss) per common share is based on the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per common share is the same as basic net loss per common share for the nine months ended September 30, 2001 since the effect of stock options and warrants is anti-dilutive.  Diluted net income (loss) per common share for the three and nine months ended September 30, 2001 does not include the effects of outstanding options to purchase 4,717 and 5,392 shares of common stock, respectively, and outstanding warrants to purchase 476 and 476 shares of common stock, respectively, as the effect of their inclusion is anti-dilutive for the periods.

The following represents the calculations of the basic and diluted net income (loss) per common share for the three and nine months ended September 30, 2000 and 2001.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2000	2001	2000	2001

Net income (loss)	$893	$487	$870	$(5,546)

Weighted average basic common shares outstanding during the periods	24,785	24,785	24,570	24,785

Effect of dilutive securities:
Stock options and warrants	818	90	1,425	-
Weighted average diluted common shares outstanding during the periods	25,603	24,875	25,995	24,785

Basic net income (loss) per common share	$0.04	$0.02	$0.04	$(0.22)

Diluted net income (loss) per common share	$0.03	$0.02	$0.03	$(0.22)

(5)  RESTRUCTURING AND OTHER COSTS

During June 2001, based on weakening economies, especially in the United States and to a lesser degree in certain foreign locations, the Company eliminated 45 positions in the United States and eliminated eight positions, wrote-off certain non-performing assets and recorded a charge for remaining leases in certain foreign operations.  The Company recorded a charge to operations in the second quarter totaling approximately $1.1 million for these items, reflecting approximately $0.6 million in termination costs of those personnel as well as $0.3 million in asset and cumulative foreign currency translation adjustment write-offs and $0.2 million in lease costs.  During the third quarter, the Company adjusted the charge to operations by approximately $(0.2) million reflecting revised termination and lease costs.  The activity related to this restructuring is as follows:

(in thousands)	Employee Termination Costs	Asset and Cumulative Foreign Currency Translation Adjustment Write-Offs	Lease Costs	Total Costs
Restructuring and other costs recorded in June 2001	$603	$300	$200	$1,103
Revision of the restructuring costs in September 2001	(138)	-	(28)	(166)
Cash payments through September 30, 2001	(364)	-	(3)	(367)
Write-off of assets and cumulative foreign currency translation adjustment	-	(300)	-	(300)
Restructuring liability at September 30, 2001	$101	$-	$169	$270

The Company will continue to review its operations throughout the remainder of the year, which may result in additional actions and charges during the last quarter of 2001.

(6)   OPERATING SEGMENTS

As of December 31, 1999 the Company’s operations were conducted in one business segment which was the licensing of software and related services.  Beginning on January 1, 2000, the Company was reorganized into three separate business segments based on products as part of its strategy to focus on certain market opportunities.  The three business segments are as follows:

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

c)     The Tivity Solutions segment has been chartered with delivering a full suite of business solutions and services to organizations that primarily sell professionals’ time.

The accounting policies of the reportable segments are the same as those described in Note 1 of Notes to Consolidated Financial Statements included in the 2000 Annual Report on Form 10K.  The Company evaluates the performance of its operating segments based on revenues and operating income (loss).  Intersegment sales and transfers are not significant.

Summarized financial information concerning the Company’s reportable segments is shown in the following table. The Chief Executive Officer uses the information below in this format while making decisions about allocating resources to each segment and assessing its performance.

	AXS-One
	Enterprise	AXSPoint	Tivity
	Solutions	Solutions	Solutions	Total

Three Months Ended September 30, 2000
Revenues:
License fees	$2,277	$928	$188	$3,393
Services	8,004	972	945	9,921
Total revenues	10,281	1,900	1,133	13,314
Operating income	2,472	926	137	3,535
Total assets	13,075	1,506	1,885	16,466
Capital expenditures	327	25	28	380
Depreciation and amortization	465	22	37	524

Three Months Ended September 30, 2001
Revenues:
License fees	$651	$104	$18	$773
Services	6,813	1,153	752	8,718
Total revenues	7,464	1,257	770	9,491
Operating income	2,062	547	49	2,658
Total assets	9,005	1,101	883	10,989
Capital expenditures	6	1	1	8
Depreciation and amortization	432	17	32	481

Nine Months Ended September 30, 2000
Revenues:
License fees	$5,150	$1,713	$263	$7,126
Services	24,723	2,564	3,087	30,374
Total revenues	29,873	4,277	3,350	37,500
Operating income	6,580	1,392	476	8,448
Total assets	13,075	1,506	1,885	16,466
Capital expenditures	701	56	56	813
Depreciation and amortization	1,422	78	88	1,588

Nine Months Ended September 30, 2001
Revenues:
License fees	$3,220	$575	$219	$4,014
Services	21,008	3,179	2,510	26,697
Total revenues	24,228	3,754	2,729	30,711
Operating income (loss)	2,377	675	(724)	2,328
Total assets	9,005	1,101	883	10,989
Capital expenditures	393	37	37	467
Depreciation and amortization	1,363	56	98	1,517

Reconciliation of total segment operating income to consolidated operating income (loss):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2000	2001	2000	2001
Operating income from reportable segments	$3,535	$2,658	$8,448	$2,328
Unallocated general and administrative expense	(2,252)	(1,739)	(6,400)	(6,664)
Other corporate unallocated expenses	(278)	(205)	(932)	(636)
Total consolidated operating income (loss)	$1,005	$714	$1,116	$(4,972)

(7)   DIVESTITURES

On September 20, 2001, the Company sold its wholly-owned subsidiary located in Warsaw, Poland (AXO-Poland) to Porterfield International Ltd., a company wholly-owned by the former managing director of AXO-Poland and his wife.  The Company received consideration in the form of a Promissory Note of Buyer in the face amount of $430.  The Note is payable in 15 monthly installments ending on December 1, 2002 and bears interest at the fixed rate of 6.75% per year.  Net assets of the Poland operations of $(3) at the time of the sale offset by accrued expenses of $180 directly related to the sale resulted in a deferred gain of approximately $253, which the Company recorded in accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin No. 81 (SAB 81), “Gain Recognition on the Sale of a Business or Operating Assets to a Highly Leveraged Entity.”  In accordance with SAB 81, the Company presented in the accompanying consolidated balance sheets $164 of the deferred gain as an offset to the short-term portion of the note receivable and the remaining $89 of the deferred gain as an offset to the long-term portion, effectively reducing the long-term portion of the note receivable to zero.  The Company will recognize such gain as the note receivable is paid, but only after $177 in payments have been made on the note receivable.

The following table sets forth significant financial data of the Poland subsidiary prior to its disposition included in the consolidated results of operations for the three and nine months ended September 30, 2001.

	Three Months Ended	Nine Months Ended
	September 30, 2001	September 30, 2001
Revenues:
License fees	$-	$205
Services	272	1,208
	272	1,413

Total operating expenses	449	1,745
Operating loss	(177)	(332)
Other income (expense), net	(14)	29
Net loss	$(191)	$(303)

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Consolidated Interim Financial Statements and Notes thereto and is qualified in its entirety by reference thereto.

This Report contains statements of a forward-looking nature within the meaning of the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, relating to future events or the future financial performance of the Company.  Investors are cautioned that such statements are only predictions and that actual events or results may differ materially.  In evaluating such statements, investors should specifically consider the various factors identified in this Report which could cause actual results to differ materially from those indicated by such forward-looking statements, including the matters set forth in "Business--Risk Factors" in the Company’s 2000 Annual Report on Form 10K.

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

In 1999 the Company started a major development effort to build a suite of electronic commerce solutions based upon its next generation n-tier Internet-architecture.  This new family of products, e-Cellerator™ products, is designed to meet the needs of organizations that wish to conduct business across the Internet.  e-Cellerator products are used to build two families of solutions, AXS-One™ Enterprise solutions and AXSPoint™ solutions.  AXS-One Enterprise solutions are designed to enable businesses to conduct business transactions across the Internet.  AXSPoint solutions are designed to enable organizations to exchange information and knowledge across the Internet.  These two families of solutions were announced in the fourth quarter of 1999, and AXS-One Enterprise solutions and AXSPoint solutions modules were made available throughout 2000 and will continue to be made available in 2001 and beyond.  See “Item 1.  Business” in the Company’s 2000 Annual Report on Form 10K.

In September 2001, the Company sold its wholly-owned subsidiary located in Warsaw, Poland.

The Company's revenues are derived from license fees and services.  Revenue from non-cancelable software licenses is recognized when the license agreement has been signed, delivery has occurred, the fee is fixed or determinable and collectibility is probable. In multiple element arrangements, the Company defers the vendor-specific objective evidence of fair value (“VSOE”) related to the undelivered elements and recognizes revenue on the delivered elements using the residual method.  The most commonly deferred element is initial post contract support (maintenance), which is recognized on a straight-line basis over the initial maintenance term.  Maintenance fees in subsequent years are recognized on a straight-line basis over the life of the applicable agreement.  Other deferred elements include consulting and implementation services.  Revenues for consulting, maintenance and implementation services, including training, are recognized upon performance of the services.  When the Company enters into a license agreement requiring development or significant customization of the software products, the Company recognizes revenue relating to the agreement using contract accounting.  The Company's license agreements generally do not provide a right of return.  Historically, the Company's backlog has not been substantial, since products are generally shipped and consulting services are generally rendered as orders are received.

The Company has experienced, and may in the future experience, significant fluctuations in its quarterly and annual revenues and results of operations and cash flows.  The Company believes that domestic and international operating results and cash flows will continue to fluctuate significantly in the future as a result of a variety of factors, including the timing of revenue recognition related to significant license agreements, the lengthy sales cycle for the Company's products, the proportion of revenues attributable to license fees versus services, the utilization of third parties to perform services, the amount of revenue generated by resales of third party software, changes in product mix, demand for the Company's products, the size and timing of individual license transactions, the introduction of new products and product enhancements by the Company or its competitors, changes in customers' budgets, competitive conditions in the industry and general economic conditions.  For a description of certain factors that may affect the Company's operating results, see "Business-Risk Factors" in the Company’s 2000 Annual Report on Form 10K.

The Company incurred net losses of $9.0 million, $3.7 million and $0.3 million in 1998, 1999 and 2000, respectively and operating losses of $8.9 million, $1.2 million and $0.2 million in 1998, 1999 and 2000, respectively.  The Company reported net income of $0.5 million and a net loss of $5.5 million for the three and nine months ended September 30, 2001, respectively and operating income of $0.7 million and an operating loss of $5.0 million, respectively for the same periods.

New Accounting Standards

In the second quarter of 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities.  In June 2000, the FASB issued SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities – an amendment of FASB Statement No. 133.”  SFAS No. 133 and SFAS No. 138 require an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value.  Gains or losses resulting from changes in the values of those derivatives are accounted for depending on the use of the derivative and whether it qualifies for hedge accounting.  The Company currently does not use derivative instruments and as such, the adoption of SFAS No. 133 and SFAS No. 138 on January 1, 2001 did not have a material effect on the Company’s consolidated financial position or results of operations.

In July 2001, the Financial Accounting Standards Board issued SFAS Nos. 141 and 142 (SFAS 141 and SFAS 142), “Business Combinations” and “Goodwill and Other Intangible Assets.”  SFAS 141 replaces APB 16 and eliminates pooling-of-interests accounting prospectively.  It also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill.  SFAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach.  Under SFAS 142, goodwill will be tested annually and whenever events or circumstances occur indicating that goodwill might be impaired.  SFAS 141 and SFAS 142 are effective for all business combinations completed after June 30, 2001.  Upon adoption of SFAS 142, amortization of goodwill recorded for business combinations consummated prior to July 1, 2001 will cease, and intangible assets acquired prior to July 1, 2001 that do not meet the criteria for recognition under SFAS 141 will be reclassified to goodwill.  Companies are required to adopt SFAS 142 for fiscal years beginning after December 15, 2001.  In connection with the adoption of SFAS 142, companies will be required to perform a transitional goodwill impairment assessment.  The Company believes that the adoption of SFAS 142, beginning on January 1, 2002, will have no effect on the Company’s consolidated financial position or results of operations.

In August 2001, the FASB issued Statement No. 144 (SFAS 144) “Accounting for the Impairment or Disposal of Long-Lived Assets.”  This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets.  This statement supercedes Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of.  SFAS 144 is required to be adopted beginning January 1, 2002.  We have not determined the impact, if any, the adoption of SFAS No. 144 will have on our financial position or results of operations.

Euro Currency

On January 1, 1999, certain countries of the European Union established fixed conversion rates between their existing currencies and one common currency, the euro.  The euro then began to trade on currency exchanges and to be used in business transactions.  Beginning in January 2002, new euro-denominated currencies will be issued and the existing local currencies will be withdrawn from circulation by July 1, 2002. The Company derived approximately 35.8% of its total revenues outside the United States for 2000, a significant portion of which is in Europe.  The Company derived approximately 34.7% of its total revenues outside the United States for the nine months ended September 30, 2001.  The Company believes the euro conversion will not have a material effect on the Company’s consolidated financial position or results of operations.

Results of Operations

The following table sets forth for the periods indicated, certain operating data, and data as a percentage of total revenues:

	Three Months Ended		Three Months Ended
	September 30, 2000		September 30, 2001
		Data as a		Data as a
	As	percent of	As	percent of
(In thousands)	Reported	revenue	Reported	revenue
	Unaudited		Unaudited
Revenues:
License fees	$3,393	25.5%	$773	8.1%
Services	9,921	74.5	8,718	91.9
Total revenues	13,314	100.0	9,491	100.0

Operating expenses:
Cost of license fees	324	2.4	316	3.3
Cost of services	4,871	36.6	3,727	39.3
Sales and marketing	3,106	23.3	1,502	15.8
Research and development	1,652	12.4	1,608	16.9
General and administrative	2,356	17.7	1,790	18.9
Restructuring and other costs	-	-	(166)	(1.7)
Total operating expenses	12,309	92.5	8,777	92.5
Operating income	1,005	7.5	714	7.5
Other income (expense):
Interest income	12	0.1	4	-
Interest expense	(99)	(0.7)	(151)	(1.6)
Equity in losses of joint ventures	-	-	(103)	(1.1)
Other income (expense)	(25)	(0.2)	23	0.3
Other expense, net	(112)	(0.8)	(227)	(2.4)
Net income	$893	6.7%	$487	5.1%

	Nine Months Ended September 30, 2000		Nine Months Ended September 30, 2001
		Data as a		Data as a
	As	percent of	As	percent of
(In thousands)	Reported	revenue	Reported	revenue
	Unaudited		Unaudited
Revenues:
License fees	$7,126	19.0%	$4,014	13.1%
Services	30,374	81.0	26,697	86.9
Total revenues	37,500	100.0	30,711	100.0

Operating expenses:
Cost of license fees	1,021	2.7	1,057	3.4
Cost of services	15,812	42.2	13,732	44.7
Sales and marketing	7,595	20.2	7,763	25.3
Research and development	5,174	13.8	5,338	17.4
General and administrative	6,782	18.1	6,856	22.3
Restructuring and other costs	-	-	937	3.1
Total operating expenses	36,384	97.0	35,683	116.2
Operating income (loss)	1,116	3.0	(4,972)	(16.2)
Other income (expense):
Interest income	56	0.1	99	0.3
Interest expense	(297)	(0.8)	(354)	(1.1)
Equity in losses of joint ventures	-	-	(176)	(0.6)
Other expense	(5)	-	(143)	(0.5)
Other expense, net	(246)	(0.7)	(574)	(1.9)
Net income (loss)	$870	2.3%	$(5,546)	(18.1% )

Total Revenues

Total revenues decreased 28.7% and 18.1% for the three and nine months ended September 30, 2001, respectively, as compared to the corresponding prior year periods.  The decrease in 2001 is mainly attributable to a decrease in service and license revenue in the U.S. operation due to the slow down in the economy, the effects of which are being felt throughout the software industry, and to a lesser degree, a decline in demand in certain foreign markets and decline in foreign exchange rates compared to the U.S. dollar.  If foreign exchange rates remained approximately the same for 2000 and 2001, revenues would have decreased approximately 27.0% and 16.4% for the three and nine months ended September 30, 2001, respectively, compared to the corresponding prior year periods.

The Company derived approximately $3.1 million and $10.7 million, or 32.1% and 34.7% of its total revenues, from customers outside of the United States for the three and nine months ended September 30, 2001, respectively, compared to $4.4 million and $14.0 million, or 32.7% and 37.4%, respectively, for the corresponding prior year periods. The Company expects that revenues from customers outside the United States will continue to represent a significant percentage of its total revenues in the future.  Most of the Company’s international license fees and services revenue are denominated in foreign currencies.  With respect to the Company’s international sales that are US dollar-denominated, decreases in the value of foreign currencies relative to the US dollar could make the Company’s products less price competitive.

License Fees

License fees include revenues from software license agreements and hardware sales entered into between the Company and its customers with respect to both the Company’s products and, to a lesser degree, third party products resold by the Company.  License fees decreased $2.6 million and $3.1 million for the three and nine months ended September 30, 2001, respectively, as compared to the corresponding prior year periods mainly as a result of the slowdown in the economy which to some degree resulted in customers delaying or foregoing their purchases of new software.  License fees for the nine months ended September 30, 2001 included $1.2 million or 29.9% of total license fees from one customer.  License fees for the nine months ended September 30, 2000 included the sale of $1.4 million to one customer and an additional sale of $0.5 million to another customer.

Services Revenue

Services revenue includes fees from software maintenance agreements, training, installation and consulting services.  Maintenance fees are billed separately and are recognized ratably over the period of the maintenance agreement.  Training, installation and consulting service revenues are recognized as the services are performed.

Services revenue decreased 12.1% and 12.1% for the three and nine months ended September 30, 2001, respectively, as compared to the corresponding prior year periods.  The majority of the decrease for the three and nine month periods relates to lower service revenues in the U.S. operations, due in part to lower license sales and the delay of consulting and implementation projects by our customers due to the weakened economy.

Cost of License Fees

Cost of license fees consists primarily of amortization of capitalized software development costs and amounts paid to third parties with respect to products resold by the Company in conjunction with licensing of the Company’s products.  The elements can vary substantially from period to period as a percentage of license fees.

Cost of license fees decreased slightly for the three months ended September 30, 2001, and increased slightly for the nine month period ended September 30, 2001, as compared to the corresponding prior year periods.  The increase is due to an increase in amortization of capitalized software development costs partially offset by a decrease in license sales which include third party software.

Cost of Services

Cost of services consists primarily of personnel and third party costs for product quality assurance, training, installation, consulting and customer support.

Cost of services decreased 23.5% and 13.2% for the three and nine months ended September 30, 2001, respectively, as compared to the corresponding prior year periods.  The decrease is primarily due to a decrease in services revenue and a related decrease in third party service costs.  As a percentage of services revenue, cost of services was essentially the same for all periods except the three months ended September 30, 2001.  The margin for the three months ended September 30, 2001 improved as a significant percentage of the revenue was maintenance, which has a lower cost of service.

Sales and Marketing

Sales and marketing expenses consist primarily of salaries, commissions, bonuses paid to sales and marketing personnel, as well as travel and promotional expenses.

Sales and marketing expenses decreased 51.6% for the three months ended September 30, 2001, and increased 2.2% for the nine months ended September 30, 2001, as compared to the corresponding prior year periods.  The increase for the nine month period is a result of increased headcount and marketing costs in the first half of the year in an effort to promote the Company’s software to new and existing markets.  The reduction of headcount resulting from the restructuring in the second quarter along with less bonus and commissions due to lower license revenue resulted in a decrease in sales and marketing expenses for the three months ended September 30, 2001.

Research and Development

Research and development expenses consist primarily of personnel costs, costs of equipment, facilities, and third party software development costs.  Research and development expenses are generally charged to operations as incurred.  However, certain software development costs are capitalized in accordance with Statement of Financial Accounting Standards No. 86 (SFAS 86) “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.”  Such capitalized software development costs are generally amortized over periods not exceeding three years.

Excluding the amount of capitalized software development costs, research and development expenses decreased 2.7% for the three months ended September 30, 2001, and increased 3.2% for the nine months ended September 30, 2001 from the comparable prior year periods.  The increase for the nine month period is mainly due to a decrease in capitalized software development costs.  The Company capitalized $0.8 million in software development costs for the nine months ended September 30, 2001 as compared to $1.4 million for the comparable prior year period.  The rate of capitalization of software development costs may fluctuate depending on the mix and stage of development of the Company’s products.

Research and development expenses for the three and nine month periods ended September 30, 2001 decreased 14% and 6.7%, respectively, from the comparable prior year periods when including the amount of capitalized software development costs for the two periods due to lower headcount in its foreign operations, and less bonus expense during 2001.

General and Administrative

General and administrative expenses consist primarily of salaries for administrative, executive and financial personnel, and outside professional fees.  General and administrative expenses decreased 24.0% for the three months ended September 30, 2001, and increased 1.1% for the nine months ended September 30, 2001 as compared to the comparable prior year periods.  The decrease for the three months ended September 30, 2001 is the result of lower headcount, a decrease in professional fees and a decrease in temporary employees.  For the nine month period, the increase includes the effects of a reduction of a reserve for sales taxes during the nine months ended September 30, 2000 resulting from conclusion of the related tax audits in the first quarter of 2000 that reduced general and administrative expenses by $0.5 million for that period.  In addition, for the nine months ended September 30, 2001 there was a large increase in legal fees.

Legal fees amounted to $0.8 million for the nine months ended September 30, 2001.  These fees relate to the Company’s obligation, under its certificate of incorporation and Delaware law, to reimburse legal fees to former employees and officers relating to actions taken against them for work performed while they were employed by the Company.  The Securities and Exchange Commission (SEC) performed an investigation of the Company and certain former employees and officers of the Company relating to activities performed through 1996 while they were employees of the Company.  The Company filed a Form 8-K with the SEC on February 15, 2001 disclosing this investigation and its disposition with respect to the Company.  In mid August 2001, the Company was informed by counsel for its former employees and officers, whom the Company knew to be the subject of the SEC investigation, that such counsel had been informed by the SEC that the SEC was no longer pursuing its investigation of their clients.

Restructuring and Other Costs

During June 2001, based on weakening economies, especially in the United States and to a lesser degree in certain foreign locations, the Company eliminated 45 positions in the United States and eliminated eight positions, wrote-off certain non-performing assets and recorded a charge for remaining leases in its foreign operations.  The Company recorded a charge to operations in the second quarter totaling approximately $1.1 million for these items, reflecting approximately $0.6 million in termination costs of those personnel as well as $0.3 million in asset and cumulative foreign currency translation adjustment write-offs and $0.2 million in lease costs.  During the third quarter, the Company adjusted the charge to operations by approximately $(0.2) million reflecting revised termination and lease costs.  The activity related to this restructuring is as follows:

(in thousands)	Employee Termination Costs	Asset and Cumulative Foreign Currency Translation Adjustment Write-Offs	Lease Costs	Total Costs
Restructuring and other costs recorded in June 2001	$603	$300	$200	$1,103
Revision of the restructuring costs in September 2001	(138)	-	(28)	(166)
Cash payments through September 30, 2001	(364)	-	(3)	(367)
Write-off of assets and cumulative foreign currency translation adjustment	-	(300)	-	(300)
Restructuring liability at September 30, 2001	$101	$-	$169	$270

These actions taken by the Company will result in annual savings of approximately $12.0 million.  The Company will continue to review its operations throughout the remainder of the year, which may result in additional actions and charges during the last quarter of 2001.

Other Income (Expense)

Other income (expense) net increased to $(227) thousand and $(574) thousand for the three and nine months ended September 30, 2001, respectively, from $(112) thousand and $(246) thousand for the three and nine months ended September 30, 2000, respectively, primarily due to the equity in losses of joint ventures in the Company’s South Africa operations.  Interest expense is a result of the interest on a revolving line of credit and term loan (see Note 2 to the Consolidated Interim Financial Statements).

Segment Information

Beginning on January 1, 2000, the Company was reorganized into three separate business segments.  (See Note 6 to the Consolidated Interim Financial Statements).  For the three and nine months ended September 30, 2001 the AXS-One Enterprise Solutions segment had license fee revenues of $0.7 million and $3.2 million, respectively, compared to $2.3 million and $ 5.1 million, respectively, for the comparable prior year periods; services revenue of $6.8 million and $21.0 million, respectively, compared to $8.0 million and $24.7 million, respectively, for the comparable prior year periods; and operating income of $2.1 million and $2.4 million, respectively, compared to $2.5 million and $6.6 million, respectively, for the comparable prior year periods.  The decline in revenue and operating income is mainly a result of a decrease in license and services revenue as customers have delayed implementation and upgrade requests due to the slow down in the economy and until the next version of the software was available at the end of the third quarter.

The AXSPoint Solutions segment had license fee revenues of $0.1 million and $0.6 million, respectively, for the three and nine months ended September 30, 2001, compared to $0.9 million and $1.7 million, respectively for the comparable prior year periods; services revenue of $1.2 million and $3.2 million, respectively, compared to $1.0 million and $2.6 million, respectively for the comparable prior year periods; and operating income of $0.5 million and $0.7 million, respectively, as compared to $0.9 million and $1.4 million, respectively for the comparable prior year periods.  The decrease in license revenue and operating income for the three and nine months ended September 30, 2001 is due to the slow down in the economy.  The increase in services revenue is mainly attributable to an increase in maintenance fees from the installed base and an increase in consulting revenue in the foreign operations.

Tivity Solutions had license revenue of $18 thousand and $0.2 million, respectively, for the three and nine months ended September 30, 2001, as compared to $0.2 million and $0.3 million, respectively for the comparable prior year periods; services revenue of $0.8 million and $2.5 million, respectively, as compared to $0.9 million and $3.1 million, respectively for the comparable prior year periods, and operating income (loss) of close to breakeven and $(0.7) million, respectively, as compared to $0.1 million and $0.5 million, respectively for the comparable prior periods.  The decrease in license, services revenue and operating income (loss) for both periods is due to a decline in consulting services as projects that began in 2000 for two customers ended in early 2001 and a general slow down in the economy.

Liquidity and Capital Resources

The available amount under the revolving line of credit at September 30, 2001 was approximately $1.6 million.  There was no available amount under the term loans at September 30, 2001.  (See Note 2 to the Consolidated Interim Financial Statements).

The Company is required to comply with quarterly and annual financial statement reporting requirements, as well as certain monthly restrictive financial covenants.  The ability to continue to borrow under the Agreement is dependent upon future compliance with such covenants and available collateral.  Management believes that the Company's projected operating results for the remainder of 2001 will result in compliance under the Agreement, although there can be no assurances that such operating results will be achieved.

The Company’s operating activities provided (used) cash of $0.9 million and $(0.9) million during the nine months ended September 30, 2000 and 2001, respectively. (Subsequent to using cash of $1.6 million for the six months ended June 30, 2001, the Company's operating activities provided cash of $0.7 million for the three months ended September 30, 2001).  Net cash provided by operations during the nine months ended September 30, 2000 was comprised primarily of the net income and depreciation and amortization expense, partially offset by a decrease in accounts payable and accrued expenses.  Net cash used in operations during the nine months ended September 30, 2001 was comprised primarily of the net loss, partially offset by depreciation and amortization expense, a decrease in accounts receivable, and an increase in deferred revenue.

The Company’s investing activities used cash of $2.2 million and $1.2 million for the nine months ended September 30, 2000 and 2001, respectively.  The principal uses of cash during 2000 and 2001 were for equipment purchases, leasehold improvements, and capitalized software development costs.  Capitalized software development costs are lower in 2001 as major development efforts in 2000 for the new line of e-Cellerator™ products were completed and released in 2001.

Cash provided by financing activities was $1.1 million and $0.7 million during the nine months ended September 30, 2000 and 2001, respectively and related mainly to proceeds from the issuance of debt in 2001 and repayments of debt in 2000 and 2001.  In addition, the Company received $1.9 million in proceeds from the exercise of stock options and warrants for the nine months ended September 30, 2000.

The Company has no significant capital commitments.  Planned capital expenditures for 2001 total approximately $0.7 million of which $0.5 million has been expended to date, exclusive of any software development costs that may qualify for capitalization under SFAS 86.  The Company's aggregate minimum operating lease payments for 2001 will be approximately $2.0 million.  The Company has experienced recurring net losses of $9.0 million, $3.7 million and $0.3 million during the years ended December 31, 1998, 1999 and 2000, respectively.  Additionally, as a result of intense competition and rapid technological change, together with a slowing of the economy, the Company has also experienced declining license and service revenues.  In response to these conditions, management restructured the Company in June 2001 to reduce future costs (see Note 5 to the Consolidated Interim Financial Statements) and is pursuing several initiatives intended to improve operating results and liquidity and better position the Company to compete under current market conditions.  The Company expects that its operating cash flow and available financial resources will be sufficient to fund the Company's working capital requirements through 2001 and to repay its outstanding debt in accordance with the payment terms.  However, the Company's ability to achieve the anticipated results is affected by the extent of cash generated from operations and the pace at which the Company utilizes its available resources.  Accordingly, the Company may in the future be required to seek additional sources of financing or future accommodations from its existing lender.  No assurance can be given that management’s initiatives will be successful or that any such additional sources of financing or lender accommodations will be available.

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

The information below summarizes the Company’s market risk associated with its variable rate debt obligation as of September 30, 2001.  Fair value included herein has been estimated taking into consideration the nature and term of the debt instruments and the prevailing economic and market conditions at the balance sheet date.  The table below presents principal cash flows by year of maturity based on the terms of the debt.  The variable interest rate disclosed represents the rate at September 30, 2001.  Changes in the prime interest rate during fiscal 2001 will have a positive or negative effect on the Company’s interest expense.  Each 1% fluctuation in the prime interest rate will increase or decrease annual interest expense for the Company by approximately $12,000, based on the debt outstanding as of September 30, 2001.  Further information specific to the Company’s debt is presented in Note 2 to the Consolidated Interim Financial Statements.

(In thousands)

	Variable			Year of Maturity
	Interest	Estimated	Carrying
Description	Rate	Fair Value	Amount	2001	2002
A Term loan	7.5%	$1,222	$1,222	$450	$772

Certain Factors That May Affect Future Results and Financial Condition and the Market Price of Securities

See the Company’s 2000 Annual Report on Form 10K for a discussion of risk factors.

AXS-ONE INC.

Part II

Other Information

Item 1.    Legal Proceedings

Historically, the Company has been involved in disputes and/or litigation encountered in its normal course of business.  The Company believes that the ultimate outcome of these proceedings will not have a material adverse effect on the Company's business, consolidated financial condition, results of operations, or cash flows.

Item 6.    Exhibits and Reports on Form 8-K

                (a) Exhibits

Exhibit 10.1 – Stock Purchase Agreement, dated as of September 1, 2001, between the Company and Porterfield International Ltd. relating to the sale of all shares of AXS-One Sp. z.o.o. *

Exhibit 10.2 – Promissory Note of Porterfield International Ltd. issued to the Company. *

*Incorporated by reference to the Exhibits filed with the Company’s Form 8-K filed on October 5, 2001.

                (b) Reports on Form 8-K –

On October 5, 2001, the Company filed a Report on Form 8-K reporting the sale, on September 20, 2001, of its wholly-owned subsidiary located in Warsaw, Poland.

AXS-ONE INC.

SIGNATURES

                Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AXS-ONE INC.

Date:	November 13, 2001	By:	: /s/ John A. Rade

John A. Rade
Chief Executive Officer,
President and Director

		By:	: /s/ William G. Levering III

William G. Levering III
Vice President, Chief Financial Officer,
and Treasurer
(Duly Authorized Officer and
Principal Financial Officer)