Form 10-K
period 2001-12-31
AXS ONE INC
filed 2002-04-01
CIK 947427

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

Commission File Number: 1-13591

AXS-ONE INC.
(Exact name of registrant as specified in its charter)

Delaware	13-2966911
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
301 Route 17 North, Rutherford, New Jersey	07070
(Address of principal executive offices)	(Zip Code)

201-935-3400
(Registrant's telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock $.01 par value	American Stock Exchange

Securities Registered Pursuant to Section 12(g) of the Act:

None

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of Common Stock on March 15, 2002 as reported on the American Stock Exchange, was approximately $12.7 million. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

        As of March 15, 2002, Registrant had outstanding 24,802,742 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

        Items 10, 11, 12 and 13 of Part III are incorporated by reference from a portion of the Registrant's definitive proxy statement to be furnished to stockholders in connection with the 2002 Annual Meeting of Stockholders.

Item 1. Business

        This Report contains statements of a forward-looking nature within the meaning of the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, relating to future events or future financial results of the Company. Investors are cautioned that such statements are only predictions and that actual events or results may differ materially. In evaluating such statements, investors should specifically consider the various factors identified in this Report which could cause actual events or results to differ materially from those indicated by such forward-looking statements, including the matters set forth in "Business—Risk Factors" below.

General

        AXS-One Inc. ("AXS-One" or the "Company") (which, until October 31, 2000, was known as Computron Software, Inc.) is a provider of robust, secure business solutions that allow a company to achieve efficiency in its business processes and to extend those efficiencies to its customers, suppliers, and business partners. AXS-One has over 20 years of experience in designing and building process-centric business solutions for global organizations. AXS-One has a proven track record in developing flexible, high-volume, scalable, secure and effective business solutions for global 2000 organizations. AXS-One's ability to quickly identify emerging market opportunities and build high-quality innovative solutions has won many awards over the years, including Imaging Magazine's "Product of the Year" award for its Workflow (the precursor to the current AXS Process Manager), a "Best of AIIM" award for the first Internet/Java COLD product and the 2002 "Best of AIIM" award for Best Practices in Enterprise Content Management for AXS-One's AXSPoint Travel Industry Solution implemented at one of our clients, Brittany Ferries.

        AXS-One believes that the ultimate success of 21st century organizations will be determined by how seamlessly these organizations conduct business internally and with their partners, customers and suppliers. The Company's objective is to deliver Internet-based business solutions to allow organizations to establish transparent and seamless processes throughout their value-network, thus enabling true collaborative commerce. AXS-One's approach allows companies to preserve investments in existing systems by extending them with the creation of collaborative web services that automate business processes across corporate boundaries. This results in manageable investments, quick implementation schedules and rapid return on investments (ROIs).

        For the past three years, AXS-One has invested significantly in the development of e-commerce technology, and will continue to so invest throughout 2002. In particular, AXS-One will launch its AXS-One Web Services solutions in 2002, the result of multiple years of investment in upgrading its technology to a fully web services compliant architecture.

        AXS-One is organized around three product families that represent separate lines of business ("LOB") within AXS-One:

AXS-One™ Enterprise—a suite of solutions that address mission critical business processes that directly affect the overall performance of an enterprise.

AXSPoint™—a suite of solutions encompassing process automation, enterprise report management and distribution, and delivery of web content.

Tivity™—AXS-One's verticalized version of AXS-One Enterprise specifically focused on the Professional Services Organization (PSO) industry.

        Each of these families of solutions has been enhanced using AXS-One's e-Cellerator™products. e-Cellerator products utilize a web services-based messaging, transaction and process-centric architecture that AXS-One has developed to support the design and development of large-scale,

Internet-based collaborative commerce solutions. It is an "n-tier" (desktop browser, web servers, application servers and database server), component-based, Internet-deployable, scalable architecture fully compliant with WSDL, XML and SOAP web services protocols and architectures. At the core of the architecture is an advanced process engine that handles large volumes of complex business process logic. The user interface is very intuitive and is accessible over the Internet utilizing a combination of HTML, XML Style Sheets and Java applets or Visual Basic for the client/server desktop.

        e-Cellerator products run on Windows NT/Windows 2000, Sun Unix, HP UNIX, Tru64 UNIX and IBM RS/6000 Unix application servers. Linux is available, but not deployed. The e-Cellerator products support the following database engines: Oracle on all platforms, MS SQLServer on Windows NT/Windows 2000, and Informix and Sybase on the Unix servers. Solutions using e-Cellerator products can be hosted in-house or remotely by third-party application service providers (ASP). AXS-One is committed to delivering solutions that allow organizations to conduct business seamlessly with their customers, suppliers and partners in a collaborative Internet operating environment.

        AXS-One's Foundation products, included in the AXS-One Enterprise LOB, which are deployed in a client/server (with Visual Basic thin client and Browser based desktops) or web services-based model, continue to be maintained, enhanced and upgraded. These products are the back-office system of choice for large information-centric, global organizations such as AIG, Pfizer, AOL, Deutsche Bank, Emery, TNT, Ricoh and United Airlines. AXS-One's Foundation products have been particularly well received in those organizations that have adopted an internal "shared services" approach to back-office administration functions. AXS-One Financials have extensive functionality and are able to handle large volumes of complicated business transactions. They are designed to manage end-to-end business processes. AXS-One Financials are integrated with a robust process engine that allows organizations to manage and track a wide range of business-process metrics. The Process Design Workbench is a critical component of the solution. It enables organizations to quickly tailor standard business process templates to meet their own unique needs. The underlying "n-tier" architecture is highly scalable and able to meet the transaction volume needs of Fortune 100 organizations. AXS Process Manager (workflow), a critical component of the e-Cellerator family of products, can be used to automate business processes both within and across organizations, thus extending the reach of end-to-end process control outside of the walls of traditional bricks and mortar organizations and achieving true collaborative business communications.

        In this emerging Net economy, with the virtual office becoming more prevalent, AXS-One believes it is well positioned to meet the e-business needs of complex organizations. AXS-One's e-Cellerator products provide the ability to leverage technology and collaboratively disseminate business knowledge electronically throughout the enterprise or across enterprises.

Organization and Products

        The Company is organized into three LOBs: AXS-One Enterprise Solutions, AXSPoint Solutions and Tivity Solutions. AXS-One's international subsidiaries and distributors are responsible for selling and marketing the products of these three LOBs into their respective local markets.

        Further information specific to these three operating segments is presented in Note 10 to the Consolidated Financial Statements.

        AXS-One Enterprise Solutions.    Offers a suite of supply chain management solutions that address mission critical business processes that directly affect the overall performance of an enterprise. The degree of success or failure of these processes is measured in terms of speed, accuracy, control and accountability. AXS-One Enterprise solutions manage the revenue process, including relationships with customers, with Revenue Manager; the expense process, including relationships with vendors, with Expense Manager; the procurement process, including relationships with employees and vendors, with Procurement Manager; and the business planning, budgeting, analysis and reporting process, with

Business Manager. Collectively, AXS-One Enterprise solutions enable enterprises to effectively manage entire process lifecycles with proven transactional applications, templated and automated process workflow, by maximizing and harnessing the power of the Internet.

        The AXS-One Enterprise Solutions LOB is also responsible for maintaining, supporting and enhancing AXS-One's Foundation suite of world-class back-office financial solutions and existing AXS-One North American customers, including Pfizer, AIG, Deutsche Bank, Ricoh, United Airlines and Emery.

        The AXS-One Enterprise Solutions LOB conducts comprehensive marketing programs in the United States, which include telemarketing, public relations, direct mail, advertising, seminars, trade shows and ongoing customer communications programs.

        The AXS-One Enterprise Solutions LOB currently markets its products and services primarily through a direct sales force in the United States and directly and indirectly in other parts of the world. Sales efforts in the United States are conducted by a direct sales force located at the Company's headquarters in Rutherford, New Jersey, and in the Chicago and Atlanta areas.

        Outside of the United States, the AXS-One Enterprise Solutions LOB utilizes the Company's sales and support offices in Australia, Singapore, South Africa, Central and Eastern Europe (sold as of September 20, 2001), and in the United Kingdom. In the past the Company has established distribution arrangements with third parties around the world including the reseller agreement entered into in 2001 with its former subsidiary located in Central and Eastern Europe and continually evaluates future third party arrangements. Currently, the AXS-One Enterprise Solutions LOB does not generate significant revenues from its distributors.

        This family of solutions leverages and shares the core functional components of AXS-One Foundation products, such as AXS-One Financials, and the benefits of e-Cellerator products. The ability to utilize existing Foundation components enables AXS-One Enterprise Solutions to support a powerful set of core business functionality, such as multi-language and multi-currency, and the ability to handle complex, process-centric business, (such as the dissemination of purchase orders to suppliers utilizing the Internet), and accounting requirements, such as different forms of payment. As a result, AXS-One Enterprise Solutions have all the features of a powerful e-commerce solution, backed by the solid functionality of a world-class, global back-office suite of business products. AXS-One Enterprise Solutions and Foundation products are described below.

        AXS-One Enterprise Revenue Manager manages the entire billing, collection and cash application process. Revenue Manager begins with the invoice to the customer and continues with an automated payment process. Once payment is received, Revenue Manager handles the entire cash application process by using either the customer's instructions or system-constructed algorithms to apply the payment. Revenue Manager automates the monitoring of the receivable asset. Customers falling behind in payments are notified by system generated dunning letters and/or by collectors who are alerted to call the account. Revenue Manager extends its value by providing customers with a web-based self-service portal that allows for bill presentation, account reconciliation, request for change of credit limit and/or address and e-mail correspondence with the Accounts Receivable personnel assigned to the account.

        AXS-One Enterprise Expense Manager supervises the expense management process. From invoice entry through purchase order matching and supervisor approval, Expense Manager allows for simplified data-entry with automated routing of invoices for payment approval(s). Once paid, a robust reconciliation process matches payments to statement detail supplied by the bank. Like Revenue Manager, Expense Manager extends its value by providing vendors with a web-based self-service secure portal that allows them a real-time view of their invoice and payment data and status, thereby reducing the need for direct contact with the Accounts Payable department. Expense Manager streamlines the internal payment process and strengthens the customer/supplier relationship.

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

        AXS-One Enterprise Business Manager encompasses the entire business planning, forecasting and reporting process. This process starts with the business plan, which then goes through the budget process, and continues through monthly reporting. Business Manager then conducts periodic variance analysis and generates applicable reports that may be made available over the web, which may then be compared to the original business plan and revisions made as necessary. Business Manager also handles and controls corporate budgeting (including the Encumbrance Accounting Module), the treasury function and total assets in a dynamic workflow and Internet-based environment for maximum efficiency.

  AXS-One Financials:

        This is AXS-One's Foundation suite of products. It is a world-class suite of back-office administrative systems being used by some of the largest organizations in the world. It is built on a highly scalable, component-based, robust, n-tiered architecture.

Module	Features
General Ledger	The General Ledger (GL) module provides comprehensive financial accounting and management information across multiple companies, currencies, and reporting calendars. It stores and maintains financial, statistical, and budgetary information for summary, comparison, calculation, inquiry, and reporting. AXS-One believes that the product fulfills statutory, consolidation, and management requirements while offering benefits such as complete user control of all functions and the ledger structure, n-dimensional geographical chart of account structure, customization of Advanced User Interface, total integration with other AXS-One applications (via its own sophisticated interfacing tool GENEX) and XML defined transactions with non-AXS-One software. Through the use of various standard AXS-One utilities, data can also be uploaded to and/or downloaded from external sources.
Power Interactive	Power Interactive is a set of components used to define GL financial reports. Created in Visual Basic, Power Interactive provides a traditional Windows look and feel with standard icons, while allowing users report access and drill down capability to virtually any data available in the GL. Its components include the Power Interactive Definer and Power Interactive Viewer. The Power Interactive Definer allows the specification of a report using a graphical user interface, without having to consider the details of the actual report layout. Its Power Interactive Viewer component is a user-friendly tool that facilitates end-user financial report modifications and customizations. With Power Interactive, users can define financial report data lines and columns using the Definer, and use the Viewer to define and/or view the layout. For performance and scalability, all data is gathered on the server.

Budget Cycle Management	The Budget Cycle Management (BCM) module is workflow-based and is designed to allow organizations to automate the way, in which budget information is downloaded/uploaded, disseminated and collected throughout the enterprise. It provides the ability to track the status of each form, reducing the frequent manual intervention involved in the budget cycle process. With BCM, organizations in virtually any industry can improve the overall quality and control of the budgeting process, decrease wait time by speeding the manual process, and reduce manual effort.
Accounts Receivable	The Accounts Receivable module provides efficient and comprehensive debtor management facilities, offering complete financial accounting and management information, in multiple currencies, to fulfill statutory and management requirements and is suitable for Internet Service Providers (ISPs) because of its ability to consolidate invoice line details. It is parameter-driven for precise matching to user requirements and offers users control of many functions including the ledger structure. Users can create call back queue records based on data from the customer master, customer statistics, and open item files using the Credit Manager's workbench function. Additionally, AXS-One Accounts Receivable has an optional Direct Invoicing module that handles pick list generation, invoice generation, deal pricing, and pricing and discount tables for goods and services. It also provides comprehensive financial accounting and management reporting and inquiry (statistical and financial), in multiple currencies. It supports the EDI 820 and 823 requirements. Through the use of various standard AXS-One utilities, data can be uploaded to and/or downloaded from external sources.
Accounts Payable	The Accounts Payable module is a sophisticated vendor management system. It offers an easy-to-use method of managing suppliers, vendors, and the purchasing cycle. It embraces purchasing statistics, cash management forecasting, employee advance and expense handling, EFT payment capability, built-in invoice logging, tracking and payment authorization procedures. It also provides comprehensive financial accounting and management reporting and inquiry (statistical and financial) in multiple currencies. Through the use of various standard AXS-One utilities, data can also be uploaded to and/or downloaded from external sources.
Purchase Order	The Purchase Order module enables automated purchase order processing, user-defined vendor evaluation and allows for blanket and standard orders, transmission of purchase orders through print, fax, or EDI 832, 850 and 855, critical delivery flagging, and "contract near limit" warnings. It provides sophisticated buyer sourcing that includes automatic pick tickets and direct requisition to purchase order processing.

Expense Cycle Management	Expense Cycle Management (ECM) is a complete application that integrates portions of AXS-One's Financial modules with workflow technology. It is delivered with a graphical process design wizard called the Process Design Workbench. It comes with all of the workflow tasks necessary for re-engineering the payment cycle, such as several scanning, faxing and invoice capture tasks, tasks for indexing documents, voucher approval routing options, EFT payments, exception handling, and full online inquiry to the workflow and financial data.
Procurement Cycle Management	Procurement Cycle Management (PCM) is a complete application that integrates portions of AXS-One's Financial modules with workflow technology, including the Process Design Workbench. It allows individual organizations to define the procurement cycle process and provides a view of the current processes, identifying areas that can be improved. By coupling the value of workflow with AXS-One's standard functional richness, PCM helps organizations decrease wait time, reduce manual effort, and improve the control of the procurement process. PCM can electronically create both requisitions and purchase orders, and upon completion of an online requisition, perform custom business rules or automatically route the requisition to a supervisor for approval and release.
Inventory Control	The Inventory Control module is a highly flexible inventory system with full integration to both AXS-One Financials/Purchase Order and AXS-One Financials/General Ledger. This system features extensive inventory transaction capabilities and detailed reporting functionality. Notable features include Item Master File maintenance and inquiry capability, Bill of Materials, full integration to AXS-One Financials/Purchase Order through Requisition and Receiving, Pick List processing, a full range of inventory transactions including warehouse moves, transfers, issues, and returns, inventory count capabilities and inventory reporting, and costing methods. Through the use of various standard AXS-One utilities, data can also be uploaded to and/or downloaded from external sources.
Fixed Assets	The Fixed Assets (FA) module tracks fixed assets, maintains related financial and accounting records and provides for flexible, unlimited depreciation calendars, user-defined asset identification and make, model and number descriptions. It can generate fixed asset information directly for the AXS-One Financials/General Ledger. This will produce the data required to update asset accounts, accumulated depreciation accounts, depreciation expense accounts, and disposition gain or loss accounts, and relieve the appropriate FA clearing accounts. This update can then be posted directly to the AXS-One Financials/General Ledger and with the integrated reconciliation of GL and FA, can be easily monitored. Through the use of various standard AXS-One utilities, data can also be uploaded to and/or downloaded from external sources.

Encumbrance Accounting	The Encumbrance Accounting module enables public sector and not-for-profit organizations to avoid exceeding budgeted amounts by enforcing strict controls over disbursements and purchasing.

        AXSPoint Solutions.    Is responsible for the development and marketing of core technology for solutions that enable organizations to electronically and securely share knowledge both within the enterprise, and with its customers and other business partners. The AXSPoint technology enables customers to gain and maintain competitive advantage by providing technology that captures and delivers content and information across the enterprise and throughout the value-network. AXSPoint, through professional service offerings, also provides customers with resources who have technology and industry expertise. AXSPoint utilizes the same underlying e-Cellerator architecture as other AXS-One products. AXSPoint can be used to rapidly transform traditional systems into powerful web services solutions. AXSPoint is a powerful tool for extending existing systems and for rapidly deploying collaborative commerce capabilities throughout a value network.

        AXSPoint solutions have been deployed as self-service information systems, Internet report publishing and distribution systems, Internet-enabled information reconciliation systems, and transaction confirmation solutions. These solutions are typically implemented in weeks, thus providing a rapid time-to-value. AXSPoint technology captures Text, XML, and APA (AFP, Metacode, PCL) document data and places this information in a repository that provides easy access to this data for re-tasking. By combining this data with other data sources and supplying easy access via a robust user interface, AXSPoint facilitates short time-to-market for custom web applications. This rapid time-to-market is a critical selling point that differentiates this LOB's product line from competitive offerings. AXSPoint Solutions scale easily from small companies to large multinational enterprises.

        AXSPoint Solutions has approximately 75 North American customers, and over 125 clients globally, including First Union, Deutsche Bank, Chicago Mercantile Exchange, and JP Morgan Chase Bank. During 2001 many of these organizations were upgraded from the client/server versions of AXS-One COOL™software to the e-Cellerator products-based AXSPoint family of solutions. The Company anticipates that many clients remaining on the older technology will upgrade during 2002; however, no assurances regarding such upgrades can be made at this time.

        AXSPoint Solution's sales efforts in the United States are conducted by a direct sales force that is located at the Company's headquarters in Rutherford, New Jersey. In addition, the Company has begun establishing strategic alliances with hardware, database and software vendors to enhance its marketing efforts. AXSPoint Solutions is able to offer its customers highly flexible licensing methods that match the methods by which customers measure their return on investment.

        Comprehensive marketing programs are conducted in the United States, and include telemarketing, public relations, direct mail, advertising, seminars, trade shows and ongoing customer communications programs. To maintain a high level of customer satisfaction, AXSPoint has launched a Client Care Program with the primary goal of increasing client awareness around the flexibility that has been added to the AXSPoint products.

        Outside of the United States, the AXSPoint Solutions LOB utilizes the Company's sales and support offices in Australia, Central and Eastern Europe (sold as of September 20, 2001), Singapore, South Africa and the United Kingdom. In the past the Company has established distribution arrangements with third parties around the world including the reseller arrangement entered into in 2001 with its former subsidiary in Central and Eastern Europe and continually evaluates future third party arrangements. Currently, the AXSPoint Solutions LOB does not generate significant revenues from its distributors; however, it recognizes that active involvement with potential channel partners is a key to maintaining its worldwide presence.

  AXSPoint Solutions:

Module	Features
COOL™	COOL is a client/server product that allows clients to store reports in an electronic format. It includes a suite of tools that allow business process owners to view portions of a report or multiple reports (such as purchase orders, checks registers and financial reports) on-line thus eliminating the need to distribute a paper report. The product facilitates report distribution by allowing access to the information via user login to the core system.
This product's value lies in its ability to provide large enterprises with the ability to view, archive and disseminate massive amounts of information rapidly and with great flexibility. This speed and flexibility reduces the costs associated with printing reports and resource time required to search, view, and analyze data appearing in multiple reports.
AXSPoint Central	Consists of a central repository for storing business information, together with tools that allow information to be published from the repository. The base system comes with the ability to extract information from external report formats such as Text or XML with an option for APA (AFP, Metacode, PCL). These report files may be either internal reports or report files received from third-party organizations such as vendors, customers or business partners. Once information is stored in the repository, users can gain access to this information via a standard browser. The repository stores historical views of the same information and allows users to analyze data from historical reports. This product was designed for clients presently using the COOL product who need the ability to access information using a web-browser and store or create XML, but do not need the extensive capabilities of the Exchange product.
AXSPoint Exchange	The AXSPoint Exchange solution allows rapid development of web-based Electronic Self Service (ESS) and dynamic content creation systems. AXSPoint Exchange solutions are designed to meet specific business needs, such as Electronic Bill Presentment and Payment (EBPP), Vendor Self Service, Customer Self Service, Billing Consolidation, and Report Consolidation and Analysis. Access to the software is via a standard web-browser and is authenticated for data-level secured access to AXSPoint Central reports. Users can search, view, or download reports as MS Excel spreadsheets or XML-tagged files for further analysis. These solutions are designed based on e-Cellerator architecture and can be combined with the AXS Process Manager module. AXSPoint Exchange's enhanced rapid development environment makes it one of the easiest products to use when building and supporting web-based information management applications.

The value of this product lies in its ability to provide enterprise-wide access to mission critical data on a secured platform with rapid time-to-value. Recent advances in the design of this product have reduced the skill level needed to produce such applications, thus reducing the overall cost of implementation.
AXS Process Manager	Will significantly extend the capabilities of AXSPoint solutions. As a multi-platform product, AXS Process Manager (workflow) will allow a global enterprise, as well as its trading partners, to view and exchange information on a highly controlled and secured platform. An enhanced repository will allow data to be drawn from any AXS-One supported data source and stored in the AXS Process Manager repository. Alternatively, the data may remain in its original database and be used on a real time basis. A state of the art information process manager will manage access, analysis, and routing of this data. The information process manager will also allow the enterprise to manage how information is shared based on process ownership, trading partner status, and data values, to mention just a few criteria.
AXS Process Manager's value to the enterprise lies in its ability to rapidly deploy and economically maintain large-scale Business Process Management (BPM) solutions for AXSPoint's customers.

        In 2000, AXSPoint Central and AXSPoint Exchange were enhanced to leverage the power of eXtensible Markup Language (XML). In 2001, this capability was enhanced to allow AXSPoint Exchange to be deployed as a web service thus extending its value to organizations that wish to employ a centralized portal strategy. Significant enhancements were also made to the AXSPoint Exchange development capabilities via the deployment of Macromedia Ultradev Extensions. With these extensions a company can rapidly design and deploy complex ESS applications either as dedicated systems or through portals.

        The AXSPoint Professional Services Group provides strategic services to corporate executives who develop enterprise plans for the dissemination and analysis of mission critical information. In conjunction with the development of seminars directed specifically to executives, this group is tasked with establishing AXSPoint as "the provider of choice" for acquisition of Information Management knowledge and services. These services are delivered directly by AXSPoint subject matter experts and alliance partners.

        AXSPoint's market approach focuses on the development of alternate channels of distribution that leverages new incremental sources of revenue. Partnerships with systems integrators specialized in EBPP, ESS and document management solutions are being pursued and supported to establish AXSPoint products as core products used to deliver services to their clients. Software vendors that lack the ability to extend the functionality of their product are supplied with the ability to present their information on an enterprise basis by leveraging AXSPoint presentation and analysis functions. Lastly, AXSPoint is pursuing opportunities with web-based companies that require AXSPoint features and functionality as a complement to their business. The likelihood of success of these efforts cannot be determined at this time.

        Tivity Solutions.    By leveraging the Company's proven experience in building easy-to-customize, process-centric systems to automate business processes both within and outside an organization, Tivity provides solutions to Professional Services Organizations (PSOs) that decrease the time to bill and the effort involved in the billing and revenue recognition processes, while increasing the utilization of knowledge workers. This family of solutions allows PSOs to operate virtually and globally across the enterprise. PSOs are among the first of the virtual workforces requiring the ability to connect a complex network of clients, employees, contractors and partners in a truly global environment. Tivity is able to provide that connectivity across all trading partners of a PSO.

        Tivity provides these same solutions to Internal Service Organizations (ISOs). While ISOs do not need to bill external organizations, ISOs need to track project costs for internal allocation and have the same needs as PSOs in maximizing the utilization of resources and in effectively managing the work product of these resources.

        The ability to integrate third party tools and products with Tivity's family of solutions is a key component of being able to offer an integrated full suite solution. Tivity is actively seeking partnerships during 2002 to enhance its product offerings. The likelihood of success of these efforts cannot be determined at this time.

        Tivity's business partners include the other AXS-One LOBs. By using AXS-One's e-Cellerator products, Tivity is able to provide PSOs and ISOs with world-class Internet transaction processing (ITP) and Internet knowledge processing (IKP) systems tailored to the specific requirements of these organizations.

        Tivity has global customers, including Mercer Management Consulting, Cap Gemini Ernst & Young, William M. Mercer and America Online. These organizations use client/server versions of AXS-One's TEAM (Time & Expense Accounting Management) software, and during 2002 the Company hopes to migrate many of these customers to e-Cellerator products based on Tivity's family of solutions. The likelihood of success of these efforts cannot be determined at this time.

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

        Outside of the United States, Tivity utilizes the Company's sales and support offices in Australia, Singapore, South Africa and the United Kingdom. In the past, the Company has established distribution arrangements with third parties around the world and continually evaluates future third party arrangements. Currently, Tivity does not generate significant revenues from its distributors.

  Tivity Solutions:

Module	Features
TEAM (Time & Expense Accounting Management)	The Time & Expense Accounting Management module gives business and practice managers complete control over the process of recording and billing time and expenses at every level (client, engagement, project, office, responsible employee, etc.), as well as multiple options for cost and billing rates, contract billing and revenue recognition. Time and expense information, editing, and billing facilities can all be accessed from a standard web browser permitting up-to-the-minute accuracy and prompt invoicing of time and expenses incurred on multiple levels of clients and/or projects. This powerful management tool can be utilized to increase the productivity and profitability of all chargeable time and services, while providing flexibility in defining the billing rules for each client project. Through the use of various standard AXS-One utilities, such as Genex (Generalized External Interface) and XML documents, information can also be uploaded to and/or extracted from external sources.

SWIFT™-AXS	This module allows employees and contractors of PSOs and ISOs to remotely enter their timesheets and expense reports via the Internet or off-line on a personal computer. By providing timekeepers with an easy to use data capture system, timekeepers are encouraged to enter timesheets and expense reports in a more timely fashion resulting in more accurate data, while leaving these workers more time to concentrate on productive work.
Time & Expense Cycle Management	This module is a process-centric, user definable timesheet and expense report approval module that allows PSOs and ISOs to review and approve the timesheets and expense reports of its workers prior to accepting this data into the financial systems. In the third quarter of 2002 (estimated), PSOs will be able to include the client representative in this review and approval process.
Revenue Cycle Management (RCM)	This module is a process-centric revenue management module that allows PSOs to manage changes to their revenue stream more effectively. Phase I of RCM, currently available, automates the pre- billing approval process, which enables organizations to manage their billing process more efficiently. Phase II of RCM, scheduled for release in the fourth quarter of 2002, will manage the ways in which changes to already recorded revenue are controlled and approved throughout the enterprise. With RCM, organizations will be able to improve the quality and control of revenue. RCM will enhance the practice manager function by allowing fast and accurate access to pertinent information for clear and quick decision-making.
SMART™(Speedily Manage Alignment of Resources and Tasks)	This solution allows project managers and resource managers to plan and staff the projects and work assignments under their responsibility. It also allows resource managers to forecast resource requirements and to manage and schedule resources. Individual employees may update their skills inventory and preferences for future assignments. SMART is scheduled for release at the end of the first quarter of 2002.
Project Management	This solution will allow project managers to create new projects using previously stored templates and manage projects under their responsibility. This solution is scheduled for release at the end of the first quarter of 2002. This solution will be enhanced to allow the user to identify and weigh key performance indicators to allow analysis and notifications based on the overall performance of projects in the organization's portfolio. The enhanced solution is scheduled for release in the fourth quarter of 2002.
Employee Home Page	The Employee Home Page extends the value of the complete Tivity suite by providing workers with a web-based self-service secure portal that allows them a real-time view of their timesheets, expense reports, assignments, project status, outstanding client receivable balance, and items waiting their attention. It also allows the users to request changes of their personal information including skill sets and assignments, thereby reducing the need to chase-down the information required completing their daily work.

PSO Procurement Manager	This module is AXS-One Enterprise's Procurement Manager solution tailored to meet the needs of PSOs. The PSO Procurement solution allows employees of PSOs to securely purchase products and services from vendors over the Internet.
PSO Analysis	Built upon the capabilities of AXSPoint solutions, this is a central repository for storing business performance information. It includes the ability to design and produce views of business performance metrics, such as project profitability, project backlog and employee utilization. It also has the ability to publish these reports across the Internet or through e-mail. The report distribution process provides the ability to optionally track reports from a process viewpoint and to require feedback and updates from subscribers.
PSO Customer	This is a subset of AXS-One Enterprise's Revenue Manager solution tailored to meet the unique needs of PSOs. This module manages the incoming cash flow of a PSO. PSO Customer extends its value by providing customers with a web-based self-service portal that allows for bill presentation, account reconciliation, request for change of credit limit and/or address and e-mail correspondence with the Accounts Receivable personnel assigned to the account.
PSO Expense Manager	This is AXS-One Enterprise's Expense Manager solution tailored for PSOs. This module monitors the outgoing cash flow processes. It allows third-party contractors to electronically manage their profile and business information. Like PSO Customer, PSO Expense Manager extends its value by providing vendors, who may be employees, with a web-based self-service secure portal that allows them a real-time view of their invoice and payment data, thereby reducing the need for direct contact with the Accounts Payable department.

Architecture

        At the heart of AXS-One's new e-commerce solutions are e-Cellerator products, which utilize an open, Internet-ready, n-tier web-services architecture designed to adapt to new technological innovation and enable organizations to capitalize on these innovations quickly and cost-effectively. The architecture was created to simplify continuous process re-engineering (CPR) and allow companies to achieve their goals of increased competitiveness and reduced costs. e-Cellerator products allow AXS-One's business solutions to either be installed on in-house computing resources or to be remotely hosted by third-party application service providers (ASPs). This in turn leads to rapid implementation times and reduced project risks.

        The e-Cellerator products are Internet-based, process-centric, highly scalable and robust, able to handle the very high levels of transaction volumes and availability demanded by e-commerce solutions. These next generation products are built upon web services architecture and promote collaborative business communications. e-Cellerator products have been designed by AXS-One to enable the design and creation of e-commerce solutions that seamlessly glue together disparate business processes and legacy systems across the Internet. These products can access information through a variety of approaches and extract information contained in multiple data sources. Information can be extracted from computer reports, relational databases, e-mail messages, XML documents, etc. e-Cellerator products can interface to legacy systems through Application Programming Interface (API) calls and multiple messaging protocols, including XML, and can publish information via e-mails, reports, direct updates, messages, HTML pages or XML documents. AXS-One technology can rapidly extend legacy applications with modern web services solutions. AXS-One tools can transform various forms of information into a standardized XML and store this information in an XML repository without the need for retrofitting a company's legacy applications.

        The AXS Desk interface is a technology that sits on a web server and allows a user to access certain functionality of, and information from, AXS-One solutions through an intuitive, no training, browser interface. The AXS Desk Designer module will allow customers to construct and change AXS-One's Java-based applets using an industry standard form design environment or to design HTML forms using XML style sheets and directly communicate with AXS-One web services components. AXS-One's traditional client/server solutions, which utilize an ultra-thin Microsoft VB forms-based client, are also available. Any mix of these interfaces may be used in a single implementation.

        AXS-One's e-Cellerator products support relational database management systems (RDBMS) from vendors such as Microsoft Corporation (Microsoft SQL), Oracle Corporation (Oracle), Sybase, Inc. (Sybase), and Informix Corporation (Informix). AXS-One's solutions run on a variety of UNIX-based application servers—Sun Microsystems, Inc. (Sun), Hewlett-Packard Corporation (HP), Compaq Tru64 UNIX and International Business Machines Corporation (IBM), as well as Intel-based servers running Windows NT/Windows2000. Linux is available, but not deployed.

        AXS-One's solutions are designed to take advantage of diverse configurations and processing capabilities at the customer or hosted site. For example, an AXS-One installation can be configured to execute discrete application functions (components) on multiple application servers. Additional application servers can be licensed and utilized as users are added.

Extensive Use of Object-Oriented Design Techniques

        Since 1990, AXS-One has relied heavily on object-oriented design techniques. The results can be seen throughout the architecture. For example, user interface controls and display components are treated as objects that can be individually manipulated, customized, and extended by user organizations.

        AXS-One uses the Java programming language as one of the tools to build its e-Cellerator products. However, e-Cellerator products go beyond the traditional, more technical view of object-oriented design techniques. e-Cellerator products-based solutions are built on an inventory of "business components", or logical decompositions of discrete business processes. These business components are combined with the AXS Process Manager product to build robust, adaptable business processes.

        AXS-One has adapted these robust business components to a new web services architecture. AXS-One's e-Cellerator architecture is based on the latest technology, including web services, Simple Object Access Protocol (SOAP), XML, HTTP and other standards. This architecture provides a simple, firewall friendly, easily deployable web services interface. At the same time, this architecture provides for excellent scalability and reliability through the use of sophisticated resource pooling and request routing techniques.

        The web services infrastructure provides access to both existing and new business process components. These business components provide real time access to system information, and can be used to process transactions in real time. They are very flexible; in that customer (and caller) defined data sets can be created and managed by the web services.

        All AXS-One web services are based on the industry standard interface definition language (WSDL), and support the SOAP protocol. Therefore, AXS-One web services are compatible with modern development and deployment environments, such as Microsoft's.Net and Sun's Java 2 Enterprise Edition. This allows customers to use these environments to take advantage of the AXS-One web services.

        The AXS Process Manager (workflow) and AXSPoint solutions can access and manage information from a variety of sources, including RDBMS systems, XML files, message queue products such as IBM's MQ-Series, e-mail messages, images, faxes, reports, and other sources.

        Using the e-Cellerator architecture, web services can now be valid information sources. For example, a static report can be enhanced with real time information from a web service (such as current status, or credit limit) enhancing the business value of that report, without recreating the report.

        The Company believes that the benefits of a web services-based business component orientation are becoming increasingly apparent. Component-oriented applications tend to be more modular than those developed with traditional methods, have cleaner interfaces, more shared code, and fewer entry points. Developers work in a simpler development environment that is less prone to error, and produce applications that are easy to maintain, enhance, and distribute across the network. As a result, end-users get applications that are reliable, manageable, and easy to adapt to changing business requirements.

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

        AXS-One's traditional four tiers may themselves be partitioned into multiple physical tiers. For example, it is possible to deploy presentation services across the Internet or private intranets and extranets, using either the AXS Desk/C module (presentation services on the client only) or the AXS Desk module (presentation services on the client and the web server). Therefore, it is more appropriate to define the AXS-One architecture as N-Tier.

        During 2001, AXS-One continued enhancing its Foundation products by use of its e-Cellerator technology. The revised architecture differs from AXS-One's traditional client/server architecture in that it adds a "templates and components" infrastructure deployed in an Internet server tier and re-engineered components to communicate with a standard XML web services protocol. This provides for a rich, intuitive end user experience, and reduces the need to upgrade and support client software, since use is made of industry standard browsers. In addition, AXS-One has made significant changes in the application and database tiers to better support high volume Internet transaction traffic.

        In its data access tier, AXS-One is free to exploit the database access mechanism that is most appropriate for that database, and not use a "least common denominator" solution across RDBMS. AXS-One's RDBMS interfaces are custom coded, and are focused on high function, high reliability, high security, and high performance information access issues.

Customization and Extensibility

        With many e-commerce solutions, customers often require extensive modifications to obtain the capabilities they desire. Some architectures provide this capability by requiring the customer to modify the product source code. These modifications add complexity and potential instability; there is no guarantee that customized source code versions of the product will migrate to newer versions. Customers may later find themselves unable to utilize new features or technologies that could provide a competitive advantage.

        AXS-One's e-Cellerator products are designed to avoid this problem by using components that can be customized and extended without modifying the source code, including:

  •
  Presentation/user interface

  •
  Direct access to component level via web services

  •
  Direct access to application modules via web services

  •
  Process logic

  •
  Application logic

  •
  Inquiry reporting

  •
  Drill-down modules

  •
  The relational information model

  •
  Validation and rules

  •
  Business components for integration with other systems

  •
  Business process rules

Interoperability

        AXS-One's e-Cellerator products now contain extensive support for XML-based processing. For example, AXS-One's traditional Genex interfaces, which provide straightforward techniques for importing and exporting information, have been extended with support for XML interfaces.

        AXS-One's report generation sub-system (Epic) has been extended to provide the ability to create XML reports in addition to standard text based reports. Now, for example, XML purchase orders can be constructed and sent to a vendor over the Internet.

        AXSPoint solutions can now archive and retrieve XML documents, providing a high performance repository of business information with little effort. Or traditional reports can be converted into XML documents, creating new uses for existing reports.

        AXS-One's e-Cellerator web services provide the ability to access and update information in batch or real-time using XML messages, allowing the solutions to be tailored to meet specific customer requirements. Finally, AXS-One Financial and AXS Process Manager solutions can be executed with XML messages, providing the ability to embed all or part of these solutions in customer systems.

Process Driven

        End-to-end process management is becoming increasingly recognized as a critical element in successful e-commerce solutions. For years, AXS-One has included with its financial applications a world-class workflow product, now known as AXS Process Manager, as an integral part of its business solutions. AXS-One's e-commerce solutions are not merely integrated with workflow; they have been designed and built with a workflow engine.

        AXS Process Manager enables AXS-One e-commerce solutions to bridge and automate the process void that exists between organizations. Business solutions constructed with e-Cellerator products are rules based, allow user defined decision processing, manage business processes and documents, and are able to operate across the Internet.

        AXS Process Manager is used to build total web-based business solutions. Since a powerful rules engine is integrated directly into AXS Process Manager, organizations are able to extend the reach of AXS-One applications to drive all facets of their business. AXS-One will enable companies to build high-performance, production oriented, end-to-end process systems that directly access line-of-business and horizontal application data sources in batch mode and in real time without compromising information.

        AXS-One believes that AXS Process Manager is capable of being partitioned to a fine level of granularity, helping organizations increase performance at low cost. It is capable of being implemented in global environments characterized by high volumes, large user bases, complex conditional routing and extensive exception handling and it is part of the core of our new self-service solutions.

Maintaining Security

        AXS-One's e-Cellerator products provide multiple levels of security, including ways to define update versus read-only access within specific transactions. An organization's security hierarchy exists both across systems and within individual applications.

        For information level security, AXS-One's applications support NO ACCESS, READ-ONLY ACCESS and READ-WRITE ACCESS for business documents. This is defined in a security maintenance function, and uses application-based security schemes. AXS-One's security extends the native security mechanisms built into UNIX or Windows NT, as well as native RDBMS security on a PER USER, USER GROUP or SYSTEM-WIDE basis.

        AXS-One offers an additional security authorization server, targeted toward self-service and self-deployable applications. Further, since AXS-One leverages standard web server technologies, standard Internet security schemes, such as SSL and RSA can be used to provide additional transactional security.

        AXS-One Web Services are built on industry standards including XML, SOAP and WSDL. Its Web Services include a full set of proven, pre-built financial services to assist in billing, collections, payments, etc., for full end-to-end control of business processes. AXS-One Web Services allow applications to share services and exchange information regardless of operating system, platform, device or interface. Its Web Services provide a robust ticket-based security envelope, modeled on Kerberos authentication protocol, to control user and application access to services and information.

Lowering Total Cost of Ownership

        AXS-One believes that there are many ways in which its products and architecture lower the total cost of ownership for an organization. For example:

  •
  AXS-One provides Implementation Certainty, a proven methodology for assuring a smooth transition to, and rapid implementation of, its software.

  •
  AXS-One's architecture allows organizations to leverage existing development environments and to partition applications for maximum performance.

  •
  By customizing the software outside of the source code, it is easier to upgrade from one version of the software to another—a feature that lowers internal support costs.

  •
  New client forms, menus, and messages can be uploaded, reducing the maintenance required for new release implementations.

  •
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

        As of December 31, 2001, the Company had 116 employees worldwide providing customer support, consulting and training services. To maintain a high standard of service, the Company requests customer evaluations of service personnel on a quarterly basis. Bonus compensation for these personnel is based, in part, on the results of these reviews. The Company's services are described below.

Client Support

        Support for domestic U.S. clients is based out of the Company's corporate headquarters in Rutherford, New Jersey. Client support centers are also based in Johannesburg, London, Melbourne, Singapore, and Sydney. Annual maintenance contracts are generally required for the first year of a customer's use of the Company's products, and are renewable on an annual basis. The maintenance contract entitles the customer to any upgrades to licensed products released during the term of the contract. Maintenance fees vary depending on the hours of hot-line support requested by the customer, and typically range between 18% and 25% of the license fees.

        The Company also provides management overview and product information bulletins on an ongoing basis and periodic informational updates about installed products. These bulletins generally answer "commonly asked questions" and provide information about new product features. The Company also provides services for the development of customized documentation about the customer's system to reflect, among other things, user-defined modifications and specific business logic and processes.

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

Education Services

        The Company provides education services in North America through its Instructional Services group. This group is responsible for the development and delivery of training courses designed to familiarize users with the Company's products. A course catalog and schedule are provided to the Company's customers describing courses to be delivered at the Company's facilities throughout the year. In addition to regularly scheduled classroom training, the Company works with its customers to develop tailored training courses for delivery at their site. The group also provides standard courses at the customer's location. Training courses vary in length from one to five days. Education services are also provided at the Company's international facilities including Australia, Singapore, South Africa and the United Kingdom.

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

        There can be no assurance that the Company will be successful in developing and marketing product enhancements or new products that respond to technological change, changes in customer requirements, or emerging industry standards, or that the Company will not experience difficulties that could delay or prevent the successful development, introduction and marketing of such products and enhancements, or that any new products or enhancements that it may introduce will achieve market acceptance. The inability of the Company, for technological or other reasons, to develop and introduce new products or enhancements, in a timely manner, in response to changing customer requirements, technological change or emerging industry standards, would have a material adverse effect on the Company's business, results of operations and financial condition. See "Business—Risk Factors."

        As of December 31, 2001, the Company had 67 employees engaged in product development and engineering.

Competition

        The e-commerce software market is intensely competitive and rapidly changing. A number of companies offer products similar to the Company's products and target the same customers as the Company. The Company believes its ability to compete depends upon many factors within and outside its control, including the timing and market acceptance of new products and enhancements developed by the Company and its competitors, product functionality, performance, price, reliability, customer service and support, sales and marketing efforts and product distribution. The Company's AXS-One Enterprise Solutions are positioned in a new, highly dynamic market, with competition from traditional ERP vendors such as the financial applications software offered by SAP, Oracle Corporation, PeopleSoft, Inc. and others. In addition, many of the traditional ERP software providers have entered the e-commerce marketplace. In the web-based procurement market traditional ERP vendors, Ariba and others are in competition with the Procurement Manager Solution. The Company also expects new start-ups to enter this very large untapped market. The traditional competitors for the Company's client/server version of the AXSPoint Central product are Anacomp, IBM, MicroBank, and Mobius and others. The principal AXSPoint Solutions' competitors in the area of statement presentment include Mobius, Bluegill, Alysis and others. The principal competition to Tivity is PeopleSoft, Lawson, Changepoint and others. See "Business—Risk Factors."

Intellectual Property

        The Company's success is heavily dependent upon its proprietary technologies as well as products from third parties, software vendors, hardware vendors, etc. The Company regards its software as proprietary, and relies primarily on a combination of contractual provisions and trade secrets, copyright and trademark law to protect its proprietary rights. The Company has no patents or patent applications pending, and existing trade secrets and copyright laws afford only limited protection. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company's products or to obtain and use information that the Company regards as proprietary. Policing unauthorized use of the Company's products is difficult, and while the Company is unable to determine the extent to which piracy of its software products exists, software piracy can be expected to be a persistent problem. The Company makes source code available to certain of its customers, which may increase the likelihood of misappropriation or other misuse of the Company's software. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to the same extent as do the laws of the United States. There can be no assurance that the steps taken by the Company to protect its proprietary rights will be adequate or that the Company's competitors will not independently develop technologies that are substantially equivalent or superior to the Company's technologies.

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

        The Company also licenses software from third parties, which is incorporated into its products. These licenses expire from time to time. In addition, the Company generally does not have access to source code for the software supplied by these third parties. Certain of these third parties are small companies that do not have extensive financial and technical resources. If any of these relationships were to be terminated or if any of these third parties were to cease doing business, the Company may be forced to expend significant time and development resources to replace the licensed software. Such an event would have a material adverse effect upon the Company's business, results of operations and financial condition.

        The Company has obtained Federal registrations for its trademarks "Computron®," "Yorvik®," and "TransAXS®," and its applications for Federal registrations for its trademarks "AXS One™" and a distinctive AXS-One logo, "Access Tomorrow Today™," "AXSPoint™," "Powering the Virtual Economy™" and "Virtual Trust Network™" are pending in the United States. In addition, the Company has certain U.S. common law rights, and rights under foreign laws in relation to its trademarks, service marks and product names. Although the Company believes that the trademarks and service marks it uses are distinct, there can be no assurance that the Company will be able to register or protect such trademarks and service marks. See "Business—Risk Factors."

Employees

        As of December 31, 2001, the Company had 258 full-time employees, 180 within the United States and 78 outside the United States, including 67 in product development and engineering, 116 in customer service and support, 39 in sales and marketing, and 36 in finance, administration and executive management. The Company's employees are not covered by any collective bargaining agreements. The Company believes that its relations with its employees are good.

Risk Factors

We have a history of net losses.

        AXS-One may never generate sufficient revenues or reduce costs to be profitable. Even if we do become profitable, we may not sustain or increase profitability on a quarterly or annual basis in the future. AXS-One has incurred net losses of $3.7 million for 1999, $0.3 million for 2000 and $4.7 million during our year that ended December 31, 2001. As of December 31, 2001, we had an accumulated deficit of $80.7 million.

        AXS-One's quarterly operating results may fluctuate as a result of various factors inherent in our business that may cause the market price of our common stock to fall. Additionally, our business has and will continue to experience significant seasonality.

        AXS-One's revenue and operating results have fluctuated and may continue to fluctuate significantly from quarter to quarter in the future, causing our common stock price to be quite volatile. A variety of factors, many of which are not in our control, cause these fluctuations and include, among others,

  •
  the proportion of revenues we attribute to license fees versus fees for the services we provide,

  •
  the number of third parties we use to perform services,

  •
  the amount of revenues we generate from our sale of third party software,

  •
  changes in our product mix,

  •
  demand for our products,

  •
  the size and timing of individual license transactions,

  •
  the products and enhancements that we, or our competitors, introduce,

  •
  changes in our customers' budgets,

  •
  potential customers unwillingness to undertake major expenditures with us due to our past operating results, and

  •
  competitive conditions in the industry and general economic conditions.

        Additionally, clients' licensing of our products is often delayed because

  •
  our clients must commit a significant amount of capital, and

  •
  frequently, a license must be authorized through the appropriate channels within a client's organization.

        Because of these reasons, as well as others, our products' sales cycles are typically lengthy and subject to a number of significant risks over which we often have little or no control which include a customer's budgetary constraints and internal authorization reviews.

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

        Delays in the timing of when we recognize specific revenues may adversely and disproportionately affect our operating results because

  •
  a high percentage of our operating expenses are relatively fixed,

  •
  planned expenditures are based primarily on sales forecasts, and

  •
  only a small percentage of our operating expenses vary with our revenues.

        Because of these factors, we believe that period to period comparisons of our operating results are not necessarily meaningful and no one should rely on quarter-to-quarter comparisons of our operating results to indicate our future performance.

        Additionally, our business has experienced, and we expect to continue to experience, significant seasonality, due, in part, to our customers' buying patterns, caused primarily by:

  •
  our customers' budgeting and purchase patterns, and

  •
  our sales commission policies. Generally, we compensate our sales personnel based on quarterly and annual performance quotas.

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

        AXS-One cannot assure anyone that it will be able to compete successfully against current or future competitors or that competitive pressures will not have a material adverse effect on its business, operating results and financial condition. The electronic commerce software market is intensely competitive and is changing rapidly. A number of companies offer products similar to ours and target the same customers. We believe that our ability to compete depends upon many factors, many of which are not in our control, including, among others,

  •
  timing and market acceptance of new products and enhancements developed by us, as well as by our competitors,

  •
  whether our products are reliable, how they function, perform, and are priced,

  •
  our customer service and support,

  •
  our sales and marketing efforts, and

  •
  our product distribution.

        AXS-One Enterprise Solutions are positioned in a new, highly dynamic market, with competition from traditional ERP vendors such as the financial applications software offered by SAP, Oracle Corporation, PeopleSoft, Inc. and others. Additionally, many traditional enterprise resource planning software providers have entered into the e-commerce marketplace.

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

        Additionally, our current and potential competitors have established, or may establish in the future, cooperative relationships among themselves or with third parties to increase their products' ability to address the needs of our prospective customers. Therefore, new competitors or alliance among competitors could emerge and rapidly acquire a significant market share. Increased competition is likely to result in

  •
  reducing the price of our products,

  •
  reducing our gross margins, and

  •
  losing market share.

        Any of these factors would adversely affect our business, our operating results and financial condition.

AXS-One depends on its principal products for its revenues.

        Substantially all of our revenues are derived from licensing and fees from related services of

  •
  AXS-One Enterprise Solutions,

  •
  AXSPoint Solutions, and

  •
  Tivity Solutions.

        We expect that these products and services will continue to account for substantially all of our revenues during 2002. Accordingly, our future operating results will depend, in part, on

  •
  achieving broader market acceptance of our products and services,

  •
  maintaining our customer base, as well as

  •
  enhancing these products and services to meet our customers' evolving needs.

        Additionally, during 2002, our AXS-One Enterprise Solutions, AXSPoint Solutions and Tivity Solutions each need to gain greater market acceptance. If

  •
  demand in the market for electronic commerce software is reduced,

  •
  competition increases, or

  •
  sales of such products or services decline,

any of these factors could have a material adverse affect on our business, operating results and financial condition.

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

        The electronic commerce software market is characterized by

  •
  rapid technological change,

  •
  changes in customer requirements,

  •
  frequent new product introductions and enhancements, and

  •
  emerging industry standards.

        Our software performance, customization, reporting capabilities, or other business objectives may or may not be affected by these changes and may or may not render us incapable of meeting future customer software demands. Introducing products embodying new technologies and emerging new industry standards can render existing products obsolete and unmarketable. Accordingly, it is difficult to estimate our products' life cycles. Our future success will depend in part on our ability to maintain our client/server products and to develop and introduce new e-commerce products that respond to evolving customer requirements and keep pace with technological development and emerging industry standards, such as new

  •
  operating systems,

  •
  hardware platforms,

  •
  interfaces, and

  •
  third party application software.

We cannot assure anyone that

  •
  we will be successful in developing and marketing product enhancements or new products that respond to

  •
  technological change,

  •
  changes in customer requirements, or

  •
  emerging industry standards.

  •
  we will not experience difficulties that could delay or prevent our successfully developing, introducing and marketing new products and enhancements, or

  •
  any new products or enhancements that we may introduce will be accepted by our targeted market.

        Software products as complex as those we offer often encounter development delays and, when introduced or when new versions are released, may contain undetected errors or may simply fail. These delays, errors or failures create a risk that the software will not operate correctly and could cause our future operating results to fall short of expectations published by certain public market financial analysts. From time to time, we develop products that are intended to be compatible with various new computer operating systems, although we make no assurances that we will successfully develop software products that will be compatible with additional operating systems or that will perform as we intend. Additionally, our products, technologies and our business in general rely upon third-party products from various sources including, among others,

  •
  hardware and software vendors,

  •
  relational database management systems vendors, or

  •
  reporting software vendors.

        In the future, it is unclear whether our dependence upon these third-party products will affect our ability to support or make our products readily available. In the past, we have experienced delays by third parties who develop software that our products depend upon. These holdups have resulted in delays in developing and shipping our products. Despite testing by our current and potential customers, as well as by us, errors may be found in new products or enhancements after we ship them that can delay or adversely affect market acceptance. We cannot assure anyone that any of these problems would not adversely affect our business, operating results and financial condition.

We risk being de-listed from the American Stock Exchange, which could reduce our ability to raise funds.

        On March 28, 2002, the American Stock Exchange notified us that we are not in compliance with their continued listing requirements due to our continuing losses and our stockholders' deficit. The Exchange will continue the listing of our Common Stock at least until March 31, 2003, on the conditions that we submit to them by May 1, 2002, a satisfactory plan for regaining compliance with their listing requirements no later than March 31, 2003 and then demonstrate satisfactory progress toward implementing that plan. We intend to do so. If we do not satisfy the Exchange's conditions, they may institute immediate delisting proceedings. If our common stock were to be de-listed by the American Stock Exchange, we might be unable to list our common stock with another stock exchange. In that event, trading of our common stock might be limited to the OTC Bulletin Board or similar quotation system.

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

        The information below shows the effects of the sale of the Company's French and German subsidiaries during 1999 and the Central and Eastern Europe subsidiary during 2001, upon revenues from our foreign customers. In 1999, 2000 and 2001 the Company's total revenues from customers outside the United States were as follows:

	Customers Outside the United States (including France, Germany and C.E.E.)		Customers Outside the United States (excluding France, Germany and C.E.E.)
Year
	$ Amount	Percentage	$ Amount	Percentage
1999	$21.9 million	37.9%	$14.8 million	29.2%
2000	$17.4 million	35.8%	$15.3 million	32.8%
2001	$13.8 million	34.5%	$12.3 million	31.9%

AXS-One is subject to additional risks related to operating in foreign countries. These risks generally include:

    —
    unexpected changes in tariffs, trade barriers and regulatory requirements,

    —
    costs of localizing products for foreign countries,

    —
    lack of acceptance of localized products in foreign markets,

    —
    longer accounts receivable payment cycles,

    —
    difficulties managing international operations,

    —
    potentially adverse tax consequences,

    —
    restrictions on repatriation of earnings,

    —
    reduced legal protection of our intellectual property, and

    —
    the burden of complying with a wide variety of foreign laws.

Any of these factors, or others, could adversely affect our future international revenues and consequently, our business, operating results and financial condition.

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

        Our business, product development, operating results and financial condition could be adversely impacted if we fail to maintain our existing relationships or establish new relationships, in the future, with third parties because of diverging interests, one or more of these third parties is acquired, or for any other reason, whether or not within our control. We rely on third-party relationships with a number of consultants, systems integrators and software and hardware vendors to

    —
    enhance our product development and marketing and sales efforts,

    —
    implement our software products, and

    —
    support our customers.

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

        This control may prevent or discourage tender offers for our common stock unless these controlling stockholders approve the terms of any such offers. As of March 15, 2002, AXS-One's executive officers, directors and affiliates together beneficially own approximately 49.1% of our outstanding common stock. As a result, these stockholders are able to exercise control over matters requiring stockholder approval including:

    —
    electing directors, and

    —
    mergers, consolidations, and sale of all or substantially all of our assets.

AXS-One relies on its key personnel and may have difficulty attracting and retaining the skilled employees it needs to operate successfully.

        AXS-One's future success will depend, in large part, on the continued service of its key executives, and if we fail to attract and maintain those executives, the quality of our products, our business, financial condition and operating results could suffer. AXS-One has experienced turn over of its key executives in the past. In 2000, Michael Jorgensen assumed responsibility for North American Sales in the AXS-One Enterprise Division and maintained that position until June 2001 when he was named Executive Vice President and Chief Administrative Officer of the Company. William Levering was named to replace Mr. Jorgensen as Chief Financial Officer, in March 2001. In January 2001, Dennis Piccininni joined the Company as President of the Tivity Division, and Nat Bosco joined the Company as Vice President and General Manager of AXS-Point Solutions. In June 2001, Mr. Piccininni was named Vice President of North America Sales and Marketing and Mr. Bosco was named Vice President, Implementation and Custom Development Services in addition to his position in the AXSPoint organization. In February 2002, Thomas Manobianco re-joined AXS-One as Vice President of Professional Services assuming responsibility for implementation and custom development services previously held by Mr. Bosco. Mr. Bosco retains his position as Vice President and General Manager of

AXSPoint. We cannot assure anyone that turnover of our key executives will not continue, and that such turnover would not adversely affect our business, operating results and financial condition.

        We also believe that our future success will depend, in large part, on our ability to attract, retain and motivate highly skilled employees, and, particularly, technical, management, sales and marketing personnel. Competition for qualified employees in our industry is intense. AXS-One has from time to time in the past experienced, and expects to continue experiencing, difficulty in hiring and retaining employees with appropriate qualifications. We cannot assure anyone that we will be able to retain our employees or attract or retain highly qualified employees to develop, market, service and support our products and conduct our operations.

AXS-One's common stock's trading price may be volatile for reasons over which it may have little control.

        AXS-One's common stock's trading price has, from time to time, experienced, and is likely to continue to experience, significant price and volume fluctuations, often responding to, among other factors,

    —
    quarterly variations in our operating results,

    —
    the gain or loss of significant contracts,

    —
    changes in earning estimates by securities analysts,

    —
    announcements of technological innovations by us or our competitors,

    —
    announcements of new products or services by us or our competitors,

    —
    general conditions in the software and computer industries, and

    —
    general economic and market conditions.

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

Directors, Executive Officers and Key Management Employees

        The current directors, executive officers and key management employees of the Company as of March 8, 2002, are as follows:

Name	Age	Position
John A. Rade	67	President, Chief Executive Officer, and Director
Michael R. Jorgensen	49	Executive Vice President, Chief Administrative Officer
Elias Typaldos	51	Senior Vice President, Research and Development and Chairman of the Board
Gennaro Vendome	55	Vice President and Director
Paul Abel	48	Vice President, Secretary and General Counsel
William G. Levering III	41	Vice President, Chief Financial Officer and Treasurer
Nat Bosco	46	Vice President and General Manager, AXSPoint
Dennis Piccininni	54	Vice President, Sales and Marketing, North America
Nancy J. Turner	43	Vice President, Global Services
Thomas V. Manobianco	45	Vice President, Professional Services, North America
Daniel H. Burch (1)	50	Director
Robert Migliorino (2)	52	Director
William E. Vogel (1)	64	Director
Edwin T. Brondo (2)	54	Director
Allan Weingarten (1)	64	Director

(1)
Member of the Audit Committee
(2)
Member of the Compensation Committee

        John A. Rade joined the Company as a Director, President and Chief Executive Officer in February 1997. Prior to joining the Company, Mr. Rade, was from April 1995, a Vice President of American Management Systems, Inc., and was also still active at S-Cubed International (now named Mergence Technology Corporation), a company in the client server system development and consulting market, which he founded in February 1990. Prior to this he held senior executive positions with Information Science, Inc., Cap Gemini and Computer Sciences Corporation.

        Michael R. Jorgensen joined the Company as Executive Vice President and Chief Financial Officer, Treasurer and Secretary in February 1997. Effective March 2, 2001, Mr. Jorgensen became Executive Vice President, North America. Effective June 2001, Mr. Jorgensen became Executive Vice President and Chief Administrative Officer of the Company. Prior to joining the Company, from June 1993 to December 1996, Mr. Jorgensen was Senior Vice President and Chief Financial Officer of Ground Round Restaurants, Inc., a publicly-held chain of family restaurants. Prior to that, from March 1992 to April 1993, he was Vice President/Finance-Middle East of Alghanim Industries.

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

        Dennis W. Piccininni joined the Company in January 2001. Mr. Piccininni is Vice President, Sales and Marketing, North America. Prior to joining the Company he was the President and CEO of Systemcorp from December 1998 to July of 2000. From 1990 to 1998 Mr. Piccininni was Vice President and General Manager, Americas for ABT Corporation.

        Nat Bosco joined the Company in January 2001 as Vice President and General Manager of the AXSPoint LOB. From May 2000 to January 2001 Mr. Bosco was a Director at EE21, a recent Internet venture. From April 1998 to April 2000, Mr. Bosco held the position of President at Legacy Consulting, a privately held company. Coopers & Lybrand employed Mr. Bosco from 1992 through 1998, as a managing associate.

        Nancy J. Turner joined the Company in September 1997. In December 2000, Ms. Turner assumed leadership of the AXS-One Global Services Team, which provides the services and infrastructure to support the efforts of local operations around the world. Prior to that, Ms. Turner served as AXS-One's Vice President of Knowledge Systems, Director of Documentation and Training, Assistant to the President for International Operations, and Director of the Year 2000 office. Before joining the Company, Ms. Turner's assignments included Unit Delivery manager for the New Jersey unit of Cap Gemini, and various client services roles at ADP.

        Thomas V. Manobianco rejoined the Company in February 2002 as the Vice President of Professional Services for North America. Prior to rejoining the Company he was Vice President of Global Services for StorageApps, a technology start-up enterprise in the data storage industry. Mr. Manobianco held positions as Vice President and Director of Professional Services for AXS-One from January 1995 to July 2000. From January 1989 to January 1995, he was a Senior Manager within Accenture's Systems Integration practice.

        Daniel H. Burch has been a director since October 1999. Mr. Burch is the President and founder of MacKenzie Partners, Inc., a proxy solicitation and mergers and acquisitions firm. From January 1990 to the founding of MacKenzie Partners in February 1992, Mr. Burch was Executive Vice President at Dewe Rogerson & Company, an investor and public relations firm.

        Robert Migliorino has been a director since 1991. As of January 1, 2002, Mr. Migliorino is a Managing Director and Founding Partner of W. Capital Management LLC, a private equity investment firm. Prior to W. Capital he was a founding partner of the venture capital partnership Canaan Partners, which through its affiliates was until early 2000 a principal stockholder of the Company. Prior to establishing Canaan Partners in 1987, he spent 15 years with General Electric Co. in their Drive Systems, Industrial Control, Power Delivery, Information Services and Venture Capital businesses.

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

        Allan Weingarten has been a director since October 2000. Mr. Weingarten is currently Senior Vice President, Chief Financial Officer of U.S. Industries, Inc., a manufacturer of home and building products. He is also a director of Programmers Paradise, Inc. After his retirement in 1995 as a Senior Partner at Ernst and Young, LLP, and until January 2001, he was a private investor and independent business consultant.

        Each of the Directors shall be subject to re-election at the 2002 Annual Stockholders meeting.

Item 2. Properties

Facilities

        The Company's corporate headquarters are located in Rutherford, New Jersey in leased facilities consisting of 48,800 square feet of office space occupied under a lease expiring in December 2012 with an option to renew the lease for one additional five-year period. The Company leases additional facilities and offices, including facilities located in the Atlanta, Chicago, Rockwall, Texas and Mississauga, Canada. The Company also leases sales and support offices outside of North America in Australia, Singapore, South Africa and the United Kingdom. While the Company believes that its facilities are adequate for its present needs, the Company periodically reviews its needs. The Company believes that additional space, if needed, would be available on commercially reasonable terms.

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

Item 4. Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of security holders during the fourth quarter of 2001.

PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters

        The Company's Common Stock currently trades on the American Stock Exchange under the symbol "AXO."

        The following table lists the high and low sales prices for the periods set forth below:

Period	High	Low
2000
First quarter	$11.87	$1.75
Second quarter	9.00	1.69
Third quarter	2.75	1.25
Fourth quarter	2.19	0.44
2001
First quarter	$1.75	$0.50
Second quarter	0.70	0.35
Third quarter	0.50	0.15
Fourth quarter	0.55	0.21

        As of March 15, 2002 the approximate number of record holders of the Company's Common Stock was 664.

        The Company has never paid cash dividends on its capital stock. The Company currently intends to retain any earnings for use in its business and does not anticipate paying any cash dividends in the foreseeable future.

Item 6.    Selected Consolidated Financial Data

        The selected consolidated financial data set forth below for the years ended December 31, 1997, 1998, 1999, 2000 and 2001 have been derived from the audited consolidated financial statements of the Company. The consolidated statement of operations data for the years ended December 31, 1999, 2000 and 2001, and the consolidated balance sheet data as of December 31, 2000 and 2001 are derived from, and are qualified by reference to, the audited consolidated financial statements and the related notes thereto included elsewhere in this report. The selected consolidated financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements of the Company and related notes thereto included elsewhere in this report.

	Years Ended December 31,
	1997	1998	1999	2000	2001
	(in thousands, except per share data)
Statement of Operations Data: (1)(2)
Revenues:
License fees	$20,372	$15,273	$11,468	$8,765	$5,421
Services	47,219	48,248	46,400	40,011	34,056
Other-related parties	—	—	—	—	542

Total revenues	67,591	63,521	57,868	48,776	40,019
Operating expenses:
Cost of license fees	2,004	3,824	1,955	1,245	1,355
Cost of services	28,440	28,389	24,647	21,005	17,177
Sales and marketing	16,654	14,970	12,064	10,546	9,504
Research and development	10,996	10,568	7,600	6,926	7,029
General and administrative	14,280	13,586	12,213	9,242	8,303
Goodwill impairment	—	—	573	—	—
Restructuring costs	—	1,025	—	—	797

Total operating expenses	72,374	72,362	59,052	48,964	44,165

Operating loss	(4,783)	(8,841)	(1,184)	(188)	(4,146)
Other income (expense):
Costs related to settlement of class action litigation	(9,591)	(74)	—	—	—
Loss on sales of subsidiaries	—	—	(2,242)	—	—
Equity in losses in joint ventures	—	—	—	—	(121)
Other	745	(116)	(580)	(415)	(570)

Total other expense	(8,846)	(190)	(2,822)	(415)	(691)

Loss before income tax (provision) benefit and extraordinary item	(13,629)	(9,031)	(4,006)	(603)	(4,837)
Income tax (provision) benefit	(16)	(12)	508	304	182

Loss before extraordinary item	(13,645)	(9,043)	(3,498)	(299)	(4,655)
Extraordinary loss on modification of debt	—	—	(182)	—	—

Net loss	$(13,645)	$(9,043)	$(3,680)	$(299)	$(4,655)

Basic and diluted net loss per common share	$(0.65)	$(0.38)	$(0.15)	$(0.01)	$(0.19)

Weighted average basic and diluted common shares outstanding	20,834	23,963	23,914	24,624	24,785

	As of December 31,
	1997	1998	1999	2000	2001
	(In thousands)
Balance Sheet Data: (1)(2)
Cash and cash equivalents, short-term investments and restricted cash	$12,597	$8,865	$1,455	$2,257	$1,092
Working capital (deficiency)	2,767	(6,317)	(6,862)	(6,990)	(10,705)
Total assets	35,598	28,517	17,501	15,184	10,060
Deferred revenue	9,078	9,558	8,534	7,496	8,782
Total long-term debt	23	2,229	2,425	1,222	1,347
Common stock subject to repurchase	5,000	—	—	—	—
Total stockholders' equity (deficit)	6,095	(2,375)	(5,348)	(3,808)	(8,180)

(1)
For the periods 1997 through 1999, the data above included subsidiaries in France and Germany which were sold during 1999.

(2)
For the periods 1997 through 2001, the data above included the subsidiary in Central and Eastern Europe that was sold during 2001.

Item 7.    Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations

        The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto and is qualified in its entirety by reference thereto.

        This Report contains statements of a forward-looking nature within the meaning of the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, relating to future events or the future financial performance of AXS-One. Investors are cautioned that such statements are only predictions and that actual events or results may differ materially. In evaluating such statements, investors should specifically consider the various factors identified in this Report which could cause actual results to differ materially from those indicated by such forward-looking statements, including the matters set forth in "Business—Risk Factors."

Overview

        We are a provider of e-Business solutions for global 2000 companies, professional service organizations (PSOs) and financial managers who have implemented high-volume, scalable and secure business solutions for hundreds of customers across the globe.

        We supply a suite of e-commerce solutions based upon our next generation n-tier Internet-architecture. This family of products, e-Cellerator products, is designed to meet the needs of organizations that wish to conduct business across the Internet. e-Cellerator products are used to build two families of solutions, AXS-One Enterprise solutions and AXSPoint solutions. AXS-One Enterprise solutions are designed to enable businesses to conduct business transactions across the Internet. AXSPoint solutions are designed to enable organizations to exchange information and knowledge across the Internet. These two families of solutions were announced in the fourth quarter of 1999, and AXS-One Enterprise solutions and AXSPoint solutions modules were made available throughout 2000 and 2001. See "Item 1. Business."

        We have approximately 258 employees in offices worldwide, including Asia, Australia, Canada, the United Kingdom, the United States and South Africa. AXS-One Inc., formerly known as Computron Software, Inc., was founded in 1978, and is based in Rutherford, New Jersey.

        In April and June 1996, respectively, AXS-One acquired the Financial Services Division of Generale de Service Informatique (GSI) based in Paris, France, and a portion of the business and assets of AT&T Istel and Co., GMBH, in Essen, Germany. These operations primarily provided software products and services in their respective countries. Both of these entities were sold during 1999. In September 2001, we sold our wholly owned subsidiary located in Central and Eastern Europe, including offices in Poland, Estonia and Bulgaria. See below for the impact of these divestitures.

        We have experienced, and may in the future experience, significant fluctuations in our quarterly and annual revenues, results of operations and cash flows. We believe that domestic and international operating results and cash flows will continue to fluctuate significantly in the future as a result of a variety of factors, including the timing of revenue recognition related to significant license agreements, the lengthy sales cycle for our products, the proportion of revenues attributable to license fees versus services, the utilization of third parties to perform services, the amount of revenue generated by resales of third party software, changes in product mix, demand for our products, the size and timing of individual license transactions, the introduction of new products and product enhancements by us or our competitors, changes in customers' budgets, competitive conditions in the industry and general economic conditions. For a description of certain factors that may affect our operating results, see "Business—Risk Factors."

        We incurred net losses of $3.7 million, $0.3 million and $4.7 million in 1999, 2000 and 2001, respectively, and operating losses of $1.2 million, $0.2 million and $4.1 million in 1999, 2000 and 2001, respectively. Operating losses incurred by our French and German subsidiaries, which were sold in 1999, totaled $2.4 million for 1999. The 1999 net loss includes a $2.2 million loss on sales of subsidiaries. Operating losses incurred by the Central and Eastern Europe subsidiary, which was sold in 2001 totaled $1.0 million, $0.6 million and $0.3 million for 1999, 2000 and 2001, respectively.

Recently Issued Accounting Standards

        In July 2001, the Financial Accounting Standards Board issued SFAS Nos. 141 and 142 (SFAS 141 and SFAS 142), "Business Combinations" and "Goodwill and Other Intangible Assets." SFAS 141 replaces APB 16 and requires the purchase method of accounting prospectively. It also provides guidance on the recognition of intangible assets apart from goodwill. SFAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Under SFAS 142, goodwill will be tested annually and whenever events or circumstances occur indicating that goodwill might be impaired. SFAS 141 and SFAS 142 are effective for all business combinations completed after June 30, 2001. Upon adoption of SFAS 142, amortization of goodwill recorded for business combinations consummated prior to July 1, 2001 will cease, and intangible assets acquired prior to July 1, 2001 that do not meet the criteria for recognition under SFAS 141 will be reclassified to goodwill. Companies are required to adopt SFAS 142 for fiscal years beginning after December 15, 2001. In connection with the adoption of SFAS 142, companies will be required to perform a transitional goodwill impairment assessment. The adoption of SFAS 141 on July 1, 2001 had no effect on our consolidated financial position or results of operations. The adoption of SFAS 142 on January 1, 2002 will have no effect on our consolidated financial position or results of operations.

        In August 2001, the FASB issued Statement No. 144 (SFAS 144) "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." The adoption of SFAS 144 is required beginning January 1, 2002. We do not believe the adoption of SFAS No. 144 will have a material effect on our consolidated financial position or results of operations.

        In November 2001, the FASB EITF reached a consensus to issue a FASB Staff Announcement Topic No. D-103 (re-characterized in January 2002 as EITF Issue No. 01-14), "Income Statement Characterization of Reimbursement Received for "Out-of-Pocket' Expenses Incurred" which clarifies that reimbursements received for out-of-pocket expenses incurred should be characterized as revenue in the statement of operations. This staff announcement should be applied in financial reporting periods beginning after December 15, 2001. Upon application of this staff announcement, comparative financial statements for prior periods should be reclassified to comply with the guidance in this staff announcement. We are currently assessing the impact that the adoption of this staff announcement will have on our consolidated financial position and results of operations, but in any event there will be no effect on either our consolidated operating income (loss) or net income (loss) due to the reclassification.

Euro Currency

        On January 1, 1999, certain countries of the European Union established fixed conversion rates between their existing currencies and one common currency, the Euro. The Euro then began to trade on currency exchanges and to be used in business transactions. Beginning in January 2002, new Euro-denominated currencies were issued. The existing local currencies will be withdrawn from circulation by July 1, 2002. We derived approximately 37.9%, 35.8% and 34.5% for 1999, 2000 and 2001, respectively, of our total revenues outside the United States, a significant portion of which is in Europe. Excluding our French and German subsidiaries, which were sold in 1999 and our Central and Eastern Europe subsidiary, which was sold in 2001 (see Note 2 to the Consolidated Financial Statements), we derived 29.2%, 32.8% and 31.9% of our revenue from outside the United States in 1999, 2000 and 2001, respectively. We believe the Euro conversion will not have a material effect on our consolidated financial position and results of operations.

Results of Operations

        The following tables set forth for the periods indicated, certain operating data, and data as a percentage of total revenues both including and excluding the French and German subsidiaries sold during 1999 and the Central and Eastern Europe (C.E.E.) subsidiary (including offices in Poland, Bulgaria and Estonia) sold in 2001.

	Year Ended December 31, 1999				Year Ended December 31, 2000
	Total Consolidated	France, Germany & C.E.E.	Excluding France, Germany & C.E.E.	Data as a percent of revenue	Total Consolidated	C.E.E.	Excluding C.E.E.	Data as a percent of revenue
	(in millions)
Revenues:
License fees	$11.5	$0.9	$10.6	20.9%	$8.8	$0.6	$8.2	17.5%
Services	46.4	6.2	40.2	79.1	40.0	1.4	38.6	82.5

Total revenues	57.9	7.1	50.8	100.0	48.8	2.0	46.8	100.0

Operating expenses:
Cost of license fees	2.0	0.2	1.8	3.5	1.2	—	1.2	2.6
Cost of services	24.6	4.6	20.0	39.4	21.0	1.0	20.0	42.7
Sales and marketing	12.1	1.5	10.6	20.9	10.6	0.5	10.1	21.6
Research and development	7.6	0.4	7.2	14.2	6.9	—	6.9	14.7
General and administrative	12.2	3.2	9.0	17.7	9.3	1.1	8.2	17.5
Goodwill impairment	0.6	0.6	—	—	—	—	—	—

Total operating expenses	59.1	10.5	48.6	95.7	49.0	2.6	46.4	99.1

Operating income (loss)	(1.2)	(3.4)	2.2	4.3	(0.2)	(0.6)	0.4	0.9

Other income (expense):
Loss on sales of subsidiaries	(2.2)	(2.2)	—	—	—	—	—	—
Other income (expense), net	(0.6)	—	(0.6)	(1.2)	(0.4)	—	(0.4)	(0.9)

Other expense, net	(2.8)	(2.2)	(0.6)	(1.2)	(0.4)	—	(0.4)	(0.9)
Income (loss) before income tax benefit and extraordinary item	(4.0)	(5.6)	1.6	3.1	(0.6)	(0.6)	—	—
Income tax benefit	0.5	—	0.5	1.0	0.3	—	0.3	0.6

Income (loss) before extraordinary item	(3.5)	(5.6)	2.1	4.1	(0.3)	(0.6)	0.3	0.6
Extraordinary loss on modification of debt	(0.2)	—	(0.2)	(0.4)	—	—	—	—

Net income (loss)	$(3.7)	$(5.6)	$1.9	3.7%	$(0.3)	$(0.6)	$0.3	0.6%

	Year Ended December 31, 2001
	Total Consolidated	C.E.E.	Excluding C.E.E.	Data as a percent of revenue
	(in millions)
Revenues:
License fees	$5.4	$0.2	$5.2	13.5%
Services	34.1	1.2	32.9	85.2
Other—related parties	0.5	—	0.5	1.3

Total revenues	40.0	1.4	38.6	100.0

Operating expenses:
Cost of license fees	1.4	0.1	1.3	3.4
Cost of services	17.2	0.8	16.4	42.5
Sales and marketing	9.5	0.4	9.1	23.5
Research and development	7.0	—	7.0	18.1
General and administrative	8.3	0.4	7.9	20.5
Restructuring costs	0.8	—	0.8	2.1

Total operating expenses	44.2	1.7	42.5	110.1

Operating loss	(4.2)	(0.3)	(3.9)	(10.1)

Other expense:
Equity in losses in joint ventures	(0.1)	—	(0.1)	(0.3)
Other expense, net	(0.6)	—	(0.6)	(1.5)

Other expense, net	(0.7)	—	(0.7)	(1.8)
Loss before income tax benefit	(4.9)	(0.3)	(4.6)	(11.9)
Income tax benefit	0.2	—	0.2	0.4

Net loss	$(4.7)	$(0.3)	$(4.4)	(11.5)%

Sales of Subsidiaries

        In April and June 1996, respectively, AXS-One acquired the Financial Services Division of Generale de Service Informatique (GSI) based in Paris, France, and a portion of the business and assets of AT&T Istel and Co., GMBH, in Essen, Germany. These operations primarily provided internally developed proprietary software products and services in their respective countries.

        On June 1, 1999 and December 29, 1999, we sold our wholly owned subsidiaries located in Germany and France, respectively. AXS-One recorded a loss of $2.2 million or $0.09 per share in connection with the sales (see Note 2 to the Consolidated Financial Statements).

        On September 20, 2001, we sold our wholly owned subsidiary located in Central and Eastern Europe (C.E.E.), which included offices in Poland, Estonia and Bulgaria. We recorded a deferred gain of approximately $253,000 in connection with the sale (see Note 2 to the Consolidated Financial Statements).

        Revenues for the three subsidiaries were $7.1 million for the year ended December 31, 1999, or 12.3% of total revenues. Revenues for 1999 include revenues through May 31 and November 30 for Germany and France, respectively. Revenues for the subsidiary in C.E.E. in 2000 and 2001 were $2.0 million and $1.4 million, respectively, or 4.1% and 3.5%, respectively, of total revenues. Revenues for 2001 included revenues through August 31 for C.E.E.

Results of Operations

        The following discussions relate to changes in the results of operations, excluding France, Germany and C.E.E., for the three years presented in the results of operations tables.

Total Revenues

        Our revenues are derived from license fees and services. Total revenues decreased from $50.8 million in 1999 to $46.8 million in 2000 to $38.6 million in 2001. This represents a decrease of 7.9% from 1999 to 2000 and 17.5% from 2000 to 2001. Total revenues in 2000 and 2001 decreased from the respective prior years as a result of a decrease in both service revenues and license revenues. The decrease in 2001 is mainly attributable to a slow down in the economy in the United States, the effects of which are being felt throughout the software industry, increased competition and rapid technological changes, and to a lesser degree, a decline in certain foreign markets.

        Our future ability to grow revenue will be directly affected by increased price competition and an increasingly higher maintenance revenue base from which to grow. Our growth rate and revenue depend significantly on future upgrades for existing customers as well as our ability to respond successfully to the pace of technological change and to expand our customer base. If our renewal rate or pace of new customer acquisition slows, our revenues and operating results would be adversely affected.

        We derived approximately $14.8 million, $15.3 million and $12.3 million or 29.2%, 32.8% and 31.9% of our total revenues from customers outside of the United States in 1999, 2000 and 2001, respectively. We expect that revenues from customers outside the United States will continue to represent a significant percentage of our total revenues in the future. Most of our international license fees and services revenues are denominated in foreign currencies.

        Risks inherent in international revenue include the impact of longer payment cycles, greater difficulty in accounts receivable collection, delays in repatriation of earnings, unexpected changes in regulatory requirements, tariffs and other trade barriers, and difficulties staffing and managing foreign operations. With respect to our international sales that are U.S. dollar denominated, decreases in the value of foreign currencies relative to the U.S. dollar could make our products less price competitive. These factors may have a material adverse effect on our future international revenue.

License Fees

        License fees include revenues from software license agreements entered into between AXS-One and our customers with respect to both our products and, to a lesser degree, third party products resold by AXS-One. License fees decreased 22.6% from 1999 to 2000 and 36.7% from 2000 to 2001. License revenues in 1999 included license revenue of $2.2 million from one customer or 20.8% of total license revenues for the year. License revenues in 2000 included license revenue of $2.5 million from two customers or 30.5% of total license revenues for the year. License revenues in 2001 included license revenue of $1.4 million from one customer or 27.3% of total license revenues for the year. The decrease from 1999 to 2000 was mainly attributable to product transitioning and general market conditions offset by the sale of our newly developed Internet-enabled products. The decrease in license revenue in 2001 was mainly attributable to general market conditions resulting in customers delaying or foregoing large purchases to control expenses and competition from other software vendors in our market space.

Service Revenues

        Service revenues include fees from software maintenance agreements, training, consulting services including installation and custom programming. Maintenance fees, including first year maintenance, which is allocated from the total license arrangement based on vendor-specific objective evidence of fair value ("VSOE"), are recognized ratably over the period of the maintenance agreement. Training, consulting and custom programming revenues are recognized as the services are performed.

        Service revenues decreased 4.0% from 1999 to 2000 and 14.8% from 2000 to 2001. Service revenues in 2001 included revenue of $4.9 million from one customer or 15.2% of total service revenues. No one customer represented more than 10% of service revenues in 1999 or 2000. The majority of the decrease in 2000 related to a $3.5 million decrease in consulting revenue mainly in the U.S. operations, due to lower license sales and fewer demand for upgrades in the installed base. This decrease was partially offset by a $0.8 million increase in custom programming revenue resulting mainly from system modifications requested by two customers and a $1.2 million increase in maintenance revenue resulting from new license agreements and customary annual increases for existing agreements. The decrease in 2001 is due primarily to a $5.9 million decrease in consulting revenue resulting from a decrease in license sales attributable to current market conditions, as well as a decision by us in 2000 to change the releases of software upgrades to an eighteen-month cycle. A major release was not made available until September 30, 2001 limiting the number of customer upgrades requested during the year. Also contributing to the decrease is a $0.7 million decrease in custom programming revenue resulting from fewer requests for software modifications offset by an $0.8 million increase in maintenance revenues resulting from new license agreements and customary annual increases for existing agreements.

        The following table sets forth for the periods indicated each major category of our service revenues as a percent of service revenues.

	Years Ended December 31,
	1999		2000		2001
	Amount	% of Total	Amount	% of Total	Amount	% of Total
	(in thousands)
Maintenance	$14,474	36%	$15,717	41%	$16,566	50%
Consulting	24,915	62%	21,449	55%	15,578	47%
Training	474	1%	206	1%	195	1%
Custom Programming	378	1%	1,186	3%	509	2%

Total Service Revenues	$40,241	100%	$38,558	100%	$32,848	100%

Other—Related Parties

        During January 2001, we entered into two South African joint ventures: AXS-One African Solutions (Pty) Ltd ("African Solutions") and Hospitality Warehouse (Pty) Ltd ("Hospitality Warehouse"). African Solutions sells and services our suite of products. Hospitality Warehouse uses our procurement software and generates fees for purchases made by member companies in the hospitality industry. Ownership is 50% or less in each joint venture. We use the equity method of accounting for our investments in 20 to 50-percent-owned companies. Under the equity method, investments are stated at cost plus or minus our equity in undistributed earnings or losses. Revenues for 2001 to these two joint ventures include management fee revenue of $0.3 million and consulting revenue of $0.2 million.

Cost of License Fees

        Cost of license fees consists primarily of amortization of capitalized software development costs and amounts paid to third parties with respect to products resold by AXS-One in conjunction with licensing of our products. The elements can vary substantially from period to period as a percentage of license fees.

        Cost of license fees decreased from $1.8 million in 1999 to $1.2 million in 2000, and increased to $1.3 million in 2001. These costs represented 17.0%, 14.6%, and 25.0% of license fees in 1999, 2000 and 2001, respectively. The decrease from 1999 to 2000 was mainly the result of decreased documentation costs of $0.3 million as well as lower third party royalty costs of $0.3 million due to the cancellation in the U.S. of a third party licensing agreement. Documentation costs decreased as a result of our decision in 1999 to move production of previously outsourced documentation to existing internal resources. Remaining unamortized documentation costs were fully amortized as of December 31, 1999. The increase in 2001 is mainly attributable to an increase in amortization of capitalized software development costs of $0.3 million due to the release of a new version of our software at the end of the third quarter of 2001. Capitalized software costs started being amortized for this new release in the fourth quarter of 2001 and will continue to be amortized in 2002. The increase in capitalized software development costs was partially offset by a decrease in third party royalty costs of $0.2 million due to fewer license sales in 2001 that included third party software.

Cost of Services

        Cost of services consists primarily of personnel and third party costs for product quality assurance, training, installation, consulting and customer support. Total service costs were $20.0 million in 1999 and 2000 and decreased to $16.4 million in 2001 which represented 49.8%, 51.8% and 49.8% of service revenues in 1999, 2000 and 2001, respectively. Cost of services as a percentage of service revenues increased in 2000 as a result of a decrease in service revenues. Cost of services decreased in 2001 mainly due to a decrease of $2.0 million in the cost of third party services. It also resulted from a decrease of $1.2 million in people related costs from a decrease in head count and $0.4 million in variable compensation based on revenue related bonus plans in the U.S. and U.K. operations related to the decrease in service revenues.

Sales and Marketing

        Sales and marketing expenses consist primarily of salaries, commissions and bonuses related to sales and marketing personnel as well as travel and promotional expenses. Sales and marketing expenses decreased from $10.6 million in 1999 to $10.1 million in 2000 to $9.1 million in 2001, which represented 100.0%, 123.2% and 175.0% of total license fee revenues, respectively. The decrease in 2000 was primarily attributable to a decrease of $0.6 million in salaries from lower headcount during the year and lower commissions of $0.7 million from decreased license revenues, partially offset by increased marketing costs of $0.6 million from the rebranding of our name. The decrease in 2001 was primarily a result of lower commissions of $1.0 million due to the decrease in license sales and a decrease of $0.6 million in public relations costs related to rebranding from the prior year offset by an increase of $0.5 million in personnel costs. Personnel costs increased by $0.9 million during the first half of 2001 as compared to the first half of 2000, but decreased by $0.4 million in the second half of 2001 as compared to the second half of 2000 as a result of the restructuring (see "Restructuring Costs" below). We do not anticipate an increase in headcount in 2002. Sales and marketing as a percentage of license fees have increased each year due to the decrease in license fee revenues. We continue to place significant emphasis, both domestically and internationally, on client sales through our own sales force.

Research and Development

        Research and development expenses consist primarily of personnel costs, costs of equipment, facilities and third party software development costs. Research and development expenses are generally charged to operations as incurred. However, certain software development costs are capitalized in accordance with Statement of Financial Accounting Standards No. 86. Such capitalized software development costs are generally amortized to cost of license fees on a straight-line basis over periods not exceeding three years.

        Research and development expenses (net of capitalized software development costs) decreased from $7.2 million in 1999 to $6.9 million in 2000 and increased slightly to $7.0 million in 2001, which represented 14.2%, 14.7% and 18.1% of total revenues, respectively. We capitalized software development costs of $1.5 million, $1.8 million and $1.0 million in 1999, 2000 and 2001, respectively. The decrease in research and development costs in 2000 was primarily the result of an increase of $0.2 million in capitalized software development costs. The increase in 2001 was primarily the result of a decrease of $0.8 million in capitalized software development costs partially offset by a decrease of approximately $0.7 million in costs for the Yorvik product that was discontinued in 2001. The rate of capitalization of software development costs may fluctuate depending on the mix and stage of development of our research and development projects.

General and Administrative

        General and administrative expenses consist primarily of salaries of administrative, executive and financial personnel and outside professional fees. General and administrative expenses decreased from $9.0 million in 1999 to $8.2 million in 2000 to $7.9 million in 2001. General and administrative expenses decreased in 2000 primarily due to decreases in employee recruitment costs of $0.1 million, bonus expense of $0.2 million and sales tax expense of $0.5 million in the U.S. operation and decreased personnel costs in the Canada and Singapore operations partially offset by a $0.6 million increase in professional fees in the U.S. operations. The decrease in sales tax expense related to a $0.5 million decrease of an accrued sales tax liability related to settled sales tax audits. The increase in professional fees in 2000 was mainly the result of costs related to litigation against us by former employees that were settled in 2000 and legal costs related to the rebranding of our company name and the sale of two subsidiaries. The decrease in 2001 resulted from a decrease in travel and living costs of $0.2 million, outside temporary help and consulting costs of $0.3 million and depreciation and amortization costs of $0.2 million partially offset by an increase of $0.4 million in legal fees.

        Legal fees amounted to $1.1 million for the year ended December 31, 2001. Of these fees $0.8 million relate to our indemnification obligation, under our certificate of incorporation and Delaware law, to reimburse legal fees to former employees and officers relating to work performed while employed by AXS-One. The Securities and Exchange Commission (SEC) performed an investigation of AXS-One and certain former employees and officers of AXS-One relating to activities performed through 1996 while they were employees of AXS-One. We filed a Form 8-K with the SEC on February 15, 2001 disclosing this investigation and its disposition with respect to AXS-One. In mid-August 2001, we were informed by counsel for our former employees and officers, whom we knew to be the subject of the SEC investigation, that such counsel had been informed by the SEC that the SEC was no longer pursuing its investigation of their clients. Therefore, we do not anticipate any more costs relating to this matter.

Restructuring Costs

        During our fiscal second quarter of 2001, based on weakening economies, especially in the United States and, to a lesser degree, in certain foreign locations, we eliminated 45 positions in the United States. We also eliminated eight positions, wrote-off certain non-performing assets and a cumulative foreign currency translation adjustment, and recorded a charge for remaining leases in our foreign operations. We recorded a charge to operations in the second quarter totaling approximately $1.1 million for these items, reflecting approximately $0.6 million in termination costs of those personnel as well as $0.3 million in asset and cumulative foreign currency translation adjustment write-offs and $0.2 million in lease costs. During the third and fourth quarters of 2001, we adjusted the charge to operations by approximately $(0.2) million and $(0.1) million, respectively, reflecting revised termination and lease costs. These revisions resulted from our decision to retain certain employees in one of our foreign locations to develop software enhancements for our Tivity solutions segment. These actions taken by the Company are expected to result in annual savings of approximately $12.0 million.

Operating Income (Loss)

        As a consequence of the above, we generated operating income of $2.2 million for 1999, $0.4 million in 2000 and incurred an operating loss of $3.9 million for 2001.

Other Income (Expense), Net

        Other income (expense), net decreased from $(0.6) million in 1999 to $(0.4) million in 2000 as a result of a decrease in the amortization of deferred loan costs which were written off in 1999 (see note 3 to the Consolidated Financial Statements). Other income (expense), net increased to $(0.7)

million in 2001 as a result of increased loan costs related to our 2001 debt modification (see Note 3 to the Consolidated Financial Statements) and equity in losses related to two joint ventures in the South Africa operations. The increase was also the result of foreign currency transaction losses in the Australia and Singapore operations resulting from foreign currency fluctuations related to intercompany loans denominated in U.S. dollars.

Income Tax Benefit

        We recorded an income tax benefit of $0.5 million, $0.3 million and $0.2 million in 1999, 2000 and 2001, respectively, from the sales to third parties of certain expiring New Jersey State Tax net operating loss carry-forwards. We cannot be certain that the State of New Jersey will continue to allow such sales in the future or, if it did, that sales to third parties could be consummated.

Extraordinary Loss on Modification of Debt

        In connection with the 1999 sale of our subsidiary in France, we modified the outstanding term loan (see Note 3 to the Consolidated Financial Statements) resulting in an extraordinary loss in 1999, net of taxes, in the amount of $0.2 million for the write-off of deferred debt acquisition costs.

Results of Operations

        As a consequence of the above, we generated net income of $1.9 million and $0.3 million in 1999 and 2000, respectively, and incurred a net loss of $4.4 million in 2001.

Related Party Transactions

        AXS-One has certain business relationships with an entity that was founded by the President and Chief Executive Officer. The President and Chief Executive Officer owns a majority beneficial equity interest in such entity. During the years ended December 31, 1999, 2000 and 2001 we recorded as cost of license approximately $387, $422 and $84, respectively. For the years 1999 and 2000 these costs related to work performed by this entity on our behalf for the integration of their software with ours as well as royalty and maintenance fees related to sales of AXS-One products incorporating their software. For the year 2001, costs related to royalty and maintenance fees only.

        On September 29, 1997, we entered into a Consulting Agreement with our former chairman and principal stockholder. The Consulting Agreement provided for consulting services during the period of December 1, 1997 through November 30, 2000, in exchange for $300 for each of the first two years and $250 for the third year. All amounts were expensed in general and administrative expenses as incurred and no amounts remained outstanding as of December 31, 2001. The agreement was not renewed.

        During January 2001, AXS-One started two South African joint ventures: AXS-One African Solutions (Pty) Ltd ("African Solutions") and Hospitality Warehouse (Pty) Ltd ("Hospitality Warehouse"). African Solutions sells and services AXS-One's suite of products. Hospitality Warehouse uses AXS-One's procurement software and generates fees for purchases made by member companies in the hospitality industry.

        We have investments in and loans to these joint ventures of $124 and $60, respectively, net of equity in losses of $121 as of December 31, 2001. We earned $239 of consulting revenue and $303 of management fee revenue from these joint ventures during the year ended December 31, 2001.

Critical Accounting Policies

        Our critical accounting policies are as follows:

  •
  Revenue recognition and
  •
  Capitalized software development costs.

Revenue Recognition

        We derive our revenue from primarily two sources: (i) software licenses and (ii) services and support revenue, which includes software maintenance, training, consulting and custom programming revenue. We also derive a limited amount of management fee revenue from joint ventures (approximately 1% of total revenue in 2001) entered into during 2001 by our South Africa operations. As described below, significant management judgments and estimates must be made and used in connection with the revenue recognized in any accounting period. Material differences may result in the amount and timing of our revenue for any period if our management made different judgments or utilized different estimates.

        We license our software products on a perpetual basis. Each license agreement generally includes a provision for initial post-contract support (maintenance). For all license sales we use a signed license agreement as evidence of an arrangement. For maintenance fees, we use a maintenance agreement as evidence of the arrangement. We use a professional services agreement as evidence of an arrangement for our training, custom programming and consulting revenues. Management fee revenues from our joint ventures are evidenced by master agreements governing the relationship.

        We recognize revenue in accordance with Statement of Position 97-2, "Software Revenue Recognition" ("SOP 97-2"), and Statement of Position 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions." Revenue from non-cancelable software licenses is recognized when the license agreement has been signed, delivery has occurred, the fee is fixed or determinable and collectibility is probable. In multiple element arrangements, we defer the VSOE related to the undelivered elements and recognize revenue on the delivered elements using the residual method. The most commonly deferred element is initial maintenance, which is recognized on a straight-line basis over the initial maintenance term. VSOE of maintenance is determined by using a consistent percentage of maintenance fee to license fee. Maintenance fees in subsequent years are recognized on a straight-line basis over the life of the applicable agreement. Delivery of software generally occurs when the product (on CDs) is delivered to a common carrier.

        The majority of our training and consulting services are billed based on hourly rates. We generally recognize revenue as these services are performed. However, when we enter into an arrangement that requires us to perform significant work either to alter the underlying software or to build additional complex interfaces so that the software performs as the customer requests, we recognize the entire fee using contract accounting. This would apply to our custom programming services, which are generally contracted on a fixed fee basis. Anticipated losses, if any, are charged to operations in the period such losses are determined.

        Revenues from joint ventures (included in Revenues: Other-Related Parties in the our Consolidated Statements of Operations) includes consulting revenue for the use of AXS-One's South African subsidiary's consultants and for management fees from AXS-One's subsidiary providing managerial, technical and other related services in accordance with the joint venture agreements. Revenue is recognized upon performance of the services.

        For all our revenue transactions, we assess whether the fee is fixed and determinable and whether or not collection is reasonably assured. We assess whether the fee is fixed and determinable based on the payment terms associated with the transaction. If a significant portion of a fee is due after our normal payment terms, which are 30 to 90 days from invoice date, we account for the fee as not being fixed and determinable. In these cases, we recognize revenue as the fees become due.

        We assess assuredness of collection based on a number of factors, including past transaction history with the customer and the credit-worthiness of the customer. We do not request collateral from our customers. If we determine that collection of a fee is not reasonably assured, we defer the fee and recognize revenue at the time collection becomes reasonably assured, which is generally upon receipt of cash.

        Our arrangements do not generally include acceptance clauses. However, if an arrangement includes an acceptance provision, acceptance occurs upon the earlier of receipt of a written customer acceptance or expiration of the acceptance period.

Capitalized Software Development Costs

        Our policy is to capitalize certain software development costs in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed" ("SFAS 86"). Under SFAS 86, costs incurred to develop a computer software product are charged to research and development expense as incurred until technological feasibility has been established. We establish technological feasibility upon completion of a detailed program design at which point all research and development costs for that project are capitalized until the product is available for general release to customers. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs require considerable judgment by management with respect to certain external factors, including, but not limited to, anticipated future revenues, estimated economic life and changes in technology. It is reasonably possible that estimates of anticipated future revenues, the remaining estimated economic life of the products, or both will be reduced in the future due to competitive pressures. As a result, the carrying amount of the capitalized software costs may be reduced in the near term. Upon the general release of the software product to customers, capitalization ceases and such costs are amortized (using the straight-line method) on a product-by-product basis over the estimated life, which is generally three years.

Liquidity and Capital Resources

        At December 31, 2001, we had cash and cash equivalents of $1.0 million and a working capital deficit of $10.7 million. Included in the deficit is $8.8 million of deferred revenue. On March 31, 1998, we entered into a Loan and Security Agreement ("Agreement") which contained a revolving line of credit and a term loan (the "Initial Term Loan").

        Borrowings under the revolving line of credit bear interest at prime rate plus 1.25% subject to a minimum interest rate of 8%. The Agreement provides for yearly fees as follows: (i) $111,000 in year one, $86,000 in years two and three, $77,000 in year four, $74,000 in years five and six and (ii) an unused revolving line of credit fee of .375% per annum. The Agreement is secured by substantially all of our domestic assets together with a pledge of 65% of the stock of our foreign subsidiaries, and contains certain restrictive financial covenants. Under the revolving line of credit we currently have available the lesser of $5.0 million or 85% of eligible receivables, as defined. The net available amount under the revolving line of credit at December 31, 2001 was approximately $1.5 million of which no amounts were outstanding.

        The Initial Term Loan provided for $5.0 million available in one drawdown which we borrowed on the closing date in 1998. The Initial Term Loan bears interest at the prime rate as defined (4.75% per annum at December 31, 2001) plus 1.5% subject to a minimum interest rate of 8.0% per annum.

        Effective December 22, 1999, in connection with the sale of our subsidiary in France, we amended the Agreement (Amendment No. 7) in order to make available to us a second term loan in the original principal amount of $1.3 million, which we borrowed on that date and together with the Initial Term Loan, collectively the "A Term Loan," and a third term loan (the "B Term Loan") in the original principal amount of $750,000 of which we borrowed $500,000 on November 3, 2000 and requested the remaining $250,000 on December 31, 2000 which was subsequently remitted and recorded on our books on January 2, 2001.

        The A Term Loan bears interest at the rate of prime as defined (4.75% per annum at December 31, 2001) plus 1.5% subject to a minimum interest rate of 8.0% per annum. The B Term Loan bears interest at the fixed rate of 12.0% per annum.

        Effective March 16, 2001, we further amended the Agreement (Amendment No. 9) in order to make available an additional term loan (the "Additional B Term Loan") in the original principal amount of up to $2.0 million of which we borrowed $750,000 on April 30, 2001, $500,000 on May 30, 2001 and $500,000 on July 31, 2001, to extend the termination date of the credit facility to March 31, 2004 and to establish restrictive financial covenants for 2001. The availability of the Additional B Term Loan was subject to our compliance with the 2001 financial covenants.

        On June 29, 2001, we further amended the Agreement (Amendment No. 10) to eliminate the financial covenant requirement for June 30, 2001, and set two new monthly covenants for the remainder of 2001 based on EBITDA (earnings before interest, taxes and depreciation and amortization) and minimum revenue requirements. We were in compliance with these new monthly covenants through December 31, 2001.

        The aggregate outstanding principal amount of the Term Loans is repayable in monthly installments of $150,000 beginning April 1, 2001 over the remaining term of the Loan and Security Agreement, in accordance with Amendment No. 10. The total amount of Term Loans outstanding at December 31, 2001 was $3.1 million.

        Amendment No. 10 provides a limitation that if the total outstanding balance of the Term Loans exceeds at any time the lesser of (i) 45% of eligible maintenance revenues through December 31, 2001, 40% of eligible maintenance revenues from January 1, 2002 through December 31, 2002, 25% of eligible maintenance revenues from January 1, 2003 through March 31, 2004 and (ii) $4.5 million, then we are required to prepay the principal amount in an amount sufficient to cause the aggregate principal amount of the Term Loans to be less than or equal to the relevant limits set forth above. As of December 31, 2001, eligible maintenance revenues as defined, totaled approximately $11.5 million.

        We have no significant capital commitments. Planned capital expenditures for 2002 total approximately $1.0 million, including any software development costs that may qualify for capitalization under Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." Our aggregate minimum operating lease payments for 2002 will be approximately $1.6 million.

        Future payments due under debt and lease obligations as of December 31, 2001 are as follows:

	Term Loans	Non-Cancelable Operating Leases	Total
	(in thousands)
2002	$1,800	$1,557	$3,357
2003	1,347	1,568	2,915
2004	—	1,413	1,413
2005	—	1,285	1,285
2006	—	1,256	1,256
Thereafter	—	1,256	1,256

Total	$3,147	$8,335	$11,482

        Our operating activities provided cash of $0.6 million, $3.1 million and $0.3 million in 1999, 2000 and 2001, respectively. Net cash provided by operating activities in 1999 was primarily the result of the net loss offset by non-cash depreciation and amortization charges and the loss on sale of subsidiaries (see Note 2 to the Consolidated Financial Statements). Net cash provided by operating activities in 2000 was primarily the result of non-cash depreciation and amortization charges and a decrease in accounts receivable, partially offset by a decrease in accounts payable, accrued expenses, and deferred revenue. Net cash provided by operating activities in 2001 was primarily the result of the net loss offset by non-cash depreciation and amortization charges, a decrease in accounts receivable, and an increase in deferred revenue partially offset by a decrease in accounts payable and accrued expenses.

        Our investing activities used cash of $2.2 million, $3.2 million and $1.5 million in 1999, 2000 and 2001, respectively. Investing activities were principally for purchases of equipment and leasehold improvements totaling $0.7 million, $0.9 million and $0.5 million in 1999, 2000 and 2001, respectively and capitalized software development costs totaling $1.5 million, $1.8 million and $1.0 million in 1999, 2000 and 2001, respectively.

        Cash used in financing activities was $0.4 million in 1999. Cash provided by financing activities was $1.3 million and $0.2 million in 2000 and 2001, respectively. During 1999, cash used in financing activities primarily included repayments of the term loans totaling approximately $1.7 million partially offset by proceeds of $1.3 million from modification of the loan agreement. Cash provided by financing activities in 2000 was primarily the result of proceeds from the exercise of stock options and warrants partially offset by repayments of the term loans. Cash provided by financing activities, in 2001, was the result of proceeds of $2.0 million from the issuance of additional term loans partially offset by repayments of the term loans.

        We have experienced recurring net losses of $3.7 million, $0.3 million and $4.7 million during the years ended December 31, 1999, 2000 and 2001, respectively. Additionally, as a result of intense competition and rapid technological change together with a slowing of the economy, we have also experienced declining license and service revenues. In response to these conditions, management has pursued and is continuing to pursue several initiatives intended to improve operating results and liquidity and better position AXS-One to compete under current market conditions. This included, but was not limited to, our restructuring efforts in June of 2001 (see Item 7: Restructuring) whereby we were able to reduce costs sufficiently to allow us to generate net income of $0.5 million and $0.9 million for the quarters ended September 30 and December 31, 2001, respectively (see Note 11 to the Consolidated Financial Statements), after incurring a net loss of $6.0 million during the first half of the year. Due to these efforts we expect that our operating cash flow and available financial resources will be sufficient to fund our working capital requirements through 2002. However, our ability to achieve the anticipated results is affected by the extent of cash generated from operations and the pace at which we utilize our available resources. There is also the risk that cash held by our foreign subsidiaries will not be readily available for use in our U.S. operations to pay our debt and other obligations as the transfer of funds is subject to various foreign government restrictions. Accordingly, we may in the future be required to seek additional sources of financing or future accommodations from our existing lender. No assurance can be given that management's initiatives will be successful or that any such additional sources of financing or lender accommodations will be available.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

        In the normal course of business, we are exposed to fluctuations in interest rates and equity market risks as we seek debt and equity capital to sustain our operations. We are also exposed to fluctuations in foreign currency exchange rates as the financial results of our foreign subsidiaries are translated into U.S. dollars in consolidation. We do not use derivative instruments or hedging to manage our exposures and do not currently hold any market risk sensitive instruments for trading purposes.

        The information below summarizes our market risk associated with our variable rate debt obligation as of December 31, 2001. Fair value included herein has been estimated taking into consideration the nature and term of the debt instrument and the prevailing economic and market conditions at the balance sheet date. The table below presents principal cash flows by year of maturity based on the terms of the debt. The variable interest rate disclosed represents the rate at December 31, 2001, which is the minimum rate in accordance with the agreement. Changes in the prime interest rate during fiscal 2002 in excess of the minimum interest rate of 8% per annum will have a positive or negative effect on our interest expense. Each 1% fluctuation in the prime interest rate will increase or decrease our annual interest expense on our variable debt by approximately $7,700 based on the debt outstanding as of December 31, 2001. Further information specific to our debt is presented in Note 3 to the Consolidated Financial Statements.

				Year of Maturity
Description	Estimated Fair Value	Variable Interest Rate	Carrying Amount
				2002
	(In thousands)
A Term loan	$772	8.0%	$772	$772

Item 8. Consolidated Financial Statements and Supplementary Data

        The information required by this Item is incorporated by reference herein from Part IV Item 14(a) (1) and (2).

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None

PART III

Item 10. Directors and Executive Officers of the Registrant

        The Company incorporates herein by reference the information concerning directors and executive officers in its Notice of Annual Stockholders' Meeting and Proxy Statement to be filed within 120 days after the end of the Company's fiscal year (the "2002 Proxy Statement").

Item 11. Executive Compensation

        The Company incorporates herein by reference the information concerning executive compensation contained in the 2002 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management

        The Company incorporates herein by reference the information concerning security ownership of certain beneficial owners and management contained in the 2002 Proxy Statement.

Item 13. Certain Relationships and Related Transactions

        The Company incorporates herein by reference the information concerning certain relationships and related transactions contained in the 2002 Proxy Statement.

PART IV

Item 14. Exhibits, Consolidated Financial Statements, Schedules, and Reports on Form 8-K

(a)(1)    Consolidated Financial Statements:

(a)(3)    Exhibits.

3.1*	Fourth Amended and Restated Certificate of Incorporation
3.2*	Amended and Restated Bylaws of the Company
4.1*	Specimen Common Stock Certificate
4.2	See Exhibits 3.1 and 3.2 for provisions of the Certificate of Incorporation and Bylaws of the Company defining rights of holders of Common Stock of the Company
4.3#	Form of Warrant (1997)
4.4+++	Form of Warrant (2001)
10.3*	Employment Agreement between the Company and Elias Typaldos, as amended
10.4*	Employment Agreement between the Company and Gennaro Vendome, as amended
10.6*	1995 Stock Option Plan
10.7*	Lease Agreement between the Company and Enterprise Development Corporation
10.9*	License Agreement between the Company and Pfizer, Inc., as amended
10.12*	Contract between the Company and Polish State Railways Central Office of Purchasing and Sales Ferpol, a division of Polish State Railways
10.13*	Program License Contract between the Company and Deutsche Bank AG
10.16**	Employment Agreement between the Company and Michael Jorgensen
10.19****	1995 Stock Option Plan, as amended
10.20#	Securities Purchase Agreement
10.21****	Employment Agreement between the Company and John Rade
10.24****	Amendment to Securities Purchase Agreement
10.25****	Amendment to Lease Agreement between the Company and Enterprise Development Corporation
10.26*****	Loan and Security Agreement with Foothill Capital Corporation dated March 31, 1998
10.27*****	1998 Stock Option Plan
10.28******	Amendment No. 1 to the Loan and Security Agreement
10.29*******	Amendment No. 2 to the Loan and Security Agreement
10.30********	Amendment No. 3 to the Loan and Security Agreement
10.31********	Amendment No. 4 to the Loan and Security Agreement
10.32********	Amendment to the Employment Agreement between the Company and John Rade
10.35********	Software Assignment Agreement between the Company and S-Cubed International Corporation
10.36********	OEM License Agreement between the Company and S-Cubed International Corporation
10.37********	Consulting Services Agreement between the Company and S-Cubed International Corporation
10.38********	Value added Reseller Agreement between the Company and S-Cubed International Corporation
10.39********	Amendment No. 5 to the Loan and Security Agreement
10.40+	Amendment No. 6 to the Loan and Security Agreement
10.41+	Amendment No. 7 to the Loan and Security Agreement
10.42+	Amendment No. 8 to the Loan and Security Agreement

10.43++	Share Purchase Agreement, dated December 23, 1999, between the Company and ADONIX relating to the sale of all of the shares of AXS-One Software, S.A. (English translation)
10.44+++	Amendment No. 9 to the Loan and Security Agreement
10.45+++	Employment Agreement between the Company and Dennis Piccininni
10.46+++	Employment Agreement between the Company and Nat Bosco
10.47+++	Investment Banking Services Agreement between the Company and Stonegate Securities, Inc. dated November 2, 2000, and Amendment dated January 24, 2001.
10.48+++	Employment Agreement between the Company and William Levering
10.49++++	Amendment No. 10 to the Loan and Security Agreement
10.50+++++	Stock Purchase Agreement, dated as of September 1, 2001, between the Company and Porterfield Ltd. relating to the sale of all shares of AXS-One Sp. z.o.o.
10.51+++++	Promissory Note of Porterfield International Ltd. Issued to the Company
10.52++++++	Employment Agreement between the Company and Thomas Manobianco
10.53++++++	Amendment No. 11 to the Loan and Security Agreement
10.54++++++	Lease Agreement between the Company and CIN Meadows L.L.C.
21.1	List of Subsidiaries
23.1	Consent of KPMG LLP

#	Incorporated by reference to the Exhibits filed with the Company's Form 8-K filed on January 8, 1998.
*	Incorporated by reference to the Exhibits filed with the Company's Registration Statement on Form S-l, File No. 33-93990.
**	Incorporated by reference to the Exhibits filed with the Company's March 31, 1997 Form 10-Q.
****	Incorporated by reference to the Exhibits filed with the Company's 1997 Form 10-K
*****	Incorporated by reference to the Exhibits filed with the Company's March 31, 1998 Form 10-Q
******	Incorporated by reference to the Exhibits filed with the Company's June 30, 1998 Form 10-Q
*******	Incorporated by reference to the Exhibits filed with the Company's September 30, 1998 Form 10-Q
********	Incorporated by reference to the Exhibits filed with the Company's 1998 Form 10-K
+	Incorporated by reference to the Exhibits filed with the Company's 1999 Form 10-K
++	Incorporated by reference to the Exhibits filed with the Company's Form 8-K filed on December 23, 1999
+++	Incorporated by reference to the Exhibits filed with the Company's 2000 Form 10-K
++++	Incorporated by reference to the Exhibits filed with the Company's June 30, 2001 Form 10-Q
+++++	Incorporated by reference to the Exhibits filed with the Company's Form 8-K filed on October 5, 2001
++++++	Filed herewith

(b)  Reports on Form 8-K filed in the fourth quarter of 2001:

        On October 5, 2001, the Company filed a report on Form 8-K reporting the sale, on September 20, 2001, of its wholly owned subsidiary located in Central and Eastern Europe (including offices in Poland, Estonia and Bulgaria).

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Rutherford, State of New Jersey, on this 29th day of March 2002.

AXS-ONE INC.
By:	/s/ JOHN A. RADE John A. Rade Chief Executive Officer, President and Director

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities indicated, on March 29, 2002.

Signature	Title

/s/ JOHN A. RADE (John A. Rade)	Chief Executive Officer, President and Director (Principal Executive Officer)
/s/ WILLIAM G. LEVERING III ( William G. Levering III)	Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)
/s/ ELIAS TYPALDOS (Elias Typaldos)	Senior Vice President Research and Development and Chairman of the Board
/s/ GENNARO VENDOME (Gennaro Vendome)	Vice President, and Director
/s/ DANIEL H. BURCH (Daniel H. Burch)	Director
/s/ ROBERT MIGLIORINO (Robert Migliorino)	Director
/s/ WILLIAM E. VOGEL (William E. Vogel)	Director
/s/ EDWIN T. BRONDO (Edwin T. Brondo)	Director
/s/ ALLAN WEINGARTEN (Allan Weingarten)	Director

Independent Auditors' Report

The Board of Directors and Stockholders
AXS-One Inc.:

        We have audited the accompanying consolidated balance sheets of AXS-One Inc. and subsidiaries as of December 31, 2000 and 2001, and the related consolidated statements of operations, comprehensive loss, stockholders' deficit, and cash flows for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AXS-One Inc. and subsidiaries as of December 31, 2000 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

Short Hills, New Jersey
January 31, 2002

AXS-ONE INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	December 31,
	2000	2001
ASSETS
Current assets:
Cash and cash equivalents	$2,207	$1,048
Restricted cash	50	44
Note receivable—net of deferred gain on sale of subsidiary of $253 at December 31, 2001	—	83
Accounts receivable, net of allowance for doubtful accounts of $1,060 and $657 at December 31, 2000 and 2001, respectively	7,832	4,544
Prepaid expenses and other current assets	691	469

Total current assets	10,780	6,188

Equipment and leasehold improvements, at cost:
Computer and office equipment	12,045	10,392
Furniture and fixtures	1,198	952
Leasehold improvements	1,084	1,030

	14,327	12,374
Less—accumulated depreciation and amortization	13,057	11,645

	1,270	729

Capitalized software development costs, net of accumulated amortization of $5,743 and $6,815 at December 31, 2000 and 2001, respectively	3,030	2,908
Investment in and loans to joint ventures	—	184
Other assets	104	51

	$15,184	$10,060

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Current portion of long-term debt	$1,700	$1,800
Accounts payable	3,107	2,202
Accrued expenses	5,467	4,109
Deferred revenue	7,496	8,782

Total current liabilities	17,770	16,893

Long-term liabilities:
Long-term debt, net of current portion	1,222	1,347

Commitments and contingencies
Stockholders' deficit:
Preferred stock, $.01 par value, authorized 5,000 shares, no shares issued and outstanding	—	—
Common stock, $.01 par value, authorized 50,000 shares; 24,785 shares issued and outstanding at December 31, 2000 and 2001, respectively	248	248
Additional paid-in capital	72,032	72,032
Accumulated deficit	(76,038)	(80,693)
Accumulated other comprehensive income (loss)	(50)	233

Total stockholders' deficit	(3,808)	(8,180)

	$15,184	$10,060

The accompanying notes are an integral part of these consolidated financial statements.

AXS-ONE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Years Ended December 31,
	1999	2000	2001
Revenues:
License fees	$11,468	$8,765	$5,421
Services	46,400	40,011	34,056
Other—related parties	—	—	542

Total revenues	57,868	48,776	40,019

Operating expenses:
Cost of license fees	1,955	1,245	1,355
Cost of services	24,647	21,005	17,177
Sales and marketing	12,064	10,546	9,504
Research and development	7,600	6,926	7,029
General and administrative	12,213	9,242	8,303
Goodwill impairment	573	—	—
Restructuring costs	—	—	797

Total operating expenses	59,052	48,964	44,165

Operating loss	(1,184)	(188)	(4,146)

Other income (expense):
Loss on sales of subsidiaries	(2,242)	—	—
Interest income	89	71	109
Interest expense	(450)	(423)	(456)
Equity in losses in joint ventures	—	—	(121)
Other expense	(219)	(63)	(223)

Other expense, net	(2,822)	(415)	(691)

Loss before income tax benefit and extraordinary item	(4,006)	(603)	(4,837)
Income tax benefit	508	304	182

Loss before extraordinary item	(3,498)	(299)	(4,655)
Extraordinary loss on modification of debt	(182)	—	—

Net loss	$(3,680)	$(299)	$(4,655)

Basic and diluted net loss before extraordinary loss per common share	$(0.14)	$(0.01)	$(0.19)
Basic and diluted extraordinary loss per common share	(0.01)	—	—

Basic and diluted net loss per common share	$(0.15)	$(0.01)	$(0.19)

Weighted average basic and diluted common shares outstanding	23,914	24,624	24,785

The accompanying notes are an integral part of these consolidated financial statements.

AXS-ONE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Years Ended December 31,
	1999	2000	2001
Net loss	$(3,680)	$(299)	$(4,655)
Foreign currency translation adjustment	(307)	(61)	(124)
Reclassification adjustment for losses included in net loss	—	—	407

Comprehensive loss	$(3,987)	$(360)	$(4,372)

The accompanying notes are an integral part of these consolidated financial statements.

AXS-ONE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF
STOCKHOLDERS' DEFICIT
(In thousands)

	Common Stock				Accumulated Other Comprehensive Income (Loss)
			Additional Paid-in Capital	Accumulated Deficit		Total Stockholders' Deficit
	Shares	Amount
Balance—December 31, 1998	23,913	$239	$70,122	$(72,059)	$(677)	$(2,375)
Net loss	—	—	—	(3,680)	—	(3,680)
Foreign currency translation adjustment	—	—	—	—	(307)	(307)
Decrease in cumulative translation adjustment due to sales of subsidiaries	—	—	—	—	995	995
Exercise of stock options	10	—	19	—	—	19

Balance—December 31, 1999	23,923	239	70,141	(75,739)	11	(5,348)
Net loss	—	—	—	(299)	—	(299)
Foreign currency translation adjustment	—	—	—	—	(61)	(61)
Exercise of stock options and warrants	862	9	1,891	—	—	1,900

Balance—December 31, 2000	24,785	248	72,032	(76,038)	(50)	(3,808)
Net loss	—	—	—	(4,655)	—	(4,655)
Foreign currency translation adjustment	—	—	—	—	(124)	(124)
Decrease in cumulative translation adjustment due to sale of subsidiary and substantial liquidation of subsidiary	—	—	—	—	407	407

Balance—December 31, 2001	24,785	$248	$72,032	$(80,693)	$233	$(8,180)

The accompanying notes are an integral part of these consolidated financial statements.

AXS-ONE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	1999	2000	2001
Cash flows from operating activities:
Net loss	$(3,680)	$(299)	$(4,655)
Adjustments to reconcile net loss to net cash flows provided by operating activities:
Depreciation and amortization	2,624	2,107	1,959
Goodwill impairment	573	—	—
Net provision for (recovery of) doubtful accounts	263	219	(58)
Extraordinary loss on modification of debt	182	—	—
Loss on disposal of equipment and leasehold improvements	10	44	14
Non-cash portion of restructuring and other costs	—	—	300
Loss on equity method investments	—	—	121
Loss on sales of subsidiaries	2,242	—	—
Changes in current assets and liabilities, net of divestitures:
Restricted cash	4,303	243	—
Accounts receivable	(1,241)	2,833	2,137
Prepaid expenses and other current assets	742	247	92
Accounts payable and accrued expenses	(120)	(1,530)	(1,343)
Due to shareholders	(4,404)	—	—
Deferred revenue	(922)	(730)	1,694

Net cash flows provided by operating activities	572	3,134	261

Cash flows from investing activities:
Change in other assets	99	(13)	(39)
Net proceeds from sale of German subsidiary	1,191	—	—
Net payment made on sale of French subsidiary	(1,253)	(500)	—
Loan to joint venture	—	—	(90)
Proceeds from sale of Poland subsidiary	—	—	94
Capitalized software development costs	(1,537)	(1,773)	(950)
Purchase of equipment and leasehold improvements	(696)	(890)	(476)

Net cash flows used in investing activities	(2,196)	(3,176)	(1,461)

Cash flows from financing activities:
Proceeds from exercise of stock options and warrants	19	1,900	—
Proceeds from issuance of long term debt	1,300	500	2,000
Payments of long-term debt	(1,684)	(1,105)	(1,800)

Net cash flows provided by (used in) financing activities	(365)	1,295	200

Foreign currency exchange rate effects on cash and cash equivalents	(866)	(200)	(159)

Net increase (decrease) in cash and cash equivalents	(2,855)	1,053	(1,159)
Cash and cash equivalents, beginning of year	4,009	1,154	2,207

Cash and cash equivalents, end of year	$1,154	$2,207	$1,048

Supplemental disclosures of cash flow information:
Cash paid during the year for —
Interest	$410	$402	$419
Income taxes	48	33	7
Non-cash investing activities —
Investment in joint ventures	—	—	$215
Note received in connection with sale of Poland subsidiary	—	—	$430

The accompanying notes are an integral part of these consolidated financial statements.

AXS-ONE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(1) Operations, Business Conditions and Significant Accounting Policies

        The Company was incorporated under the laws of the State of Delaware in September 1978. The name of the Company was changed from Computron Software, Inc. to AXS-One Inc. in November 2000. The Company designs, markets and supports n-tier, Internet-enabled client/server, e-commerce, financial, workflow, desktop data access and storage solutions for global 2000 businesses, and scheduling and time and expense solutions for professional services organizations. The Company also offers consulting, implementation, training and maintenance services in support of its customers' use of its software products.

        The Company has experienced recurring net losses of $3,680, $299 and $4,655 during the years ended December 31, 1999, 2000 and 2001, respectively. Additionally, as a result of product transitioning and general market conditions, the Company has also experienced declining license and service revenues. In response to these conditions, management of the Company took initiatives during 2001, including restructuring (See Note 12), intended to improve operating results and liquidity and better position the Company to compete under current market conditions. The Company is continuing to monitor its expenses especially in the area of marketing program costs and people related costs, including salaries, benefits and travel and living costs. However, the Company's ability to achieve the results anticipated is affected by the extent of cash generated from operations and the pace at which the Company utilizes its available resources. The Company may be required to seek additional sources of financing or future accommodations from its existing lender. No assurance can be made that management's initiatives will be successful or that any additional sources of financing or lender accommodations will be available.

(a) Principles of Consolidation

        The consolidated financial statements include the accounts of AXS-One Inc.; its wholly owned subsidiaries located in Australia, Canada, France, Germany, Central and Eastern Europe (including offices in Poland, Estonia and Bulgaria), Singapore, South Africa and the United Kingdom (collectively, the "Company") (see Note 2 for discussion of the sales of two of these subsidiaries in 1999 and one in 2001). During the first quarter of 2001, the Company's South Africa operations entered into two joint ventures. Ownership is 50% or less in both entities. All significant intercompany transactions and balances have been eliminated. The Company uses the equity method of accounting for its joint ventures that it owns between 20 and 50%. Under the equity method, investments are stated at cost plus or minus the Company's equity in undistributed earnings or losses.

(b) Revenue Recognition

        The Company recognizes revenue in accordance with Statement of Position 97-2, "Software Revenue Recognition" ("SOP 97-2"), and Statement of Position 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions." Revenue from non-cancelable software licenses is recognized when the license agreement has been signed, delivery has occurred, the fee is fixed or determinable and collectibility is probable. In multiple element arrangements, the Company defers the vendor-specific objective evidence of fair value ("VSOE") related to the undelivered elements and recognizes revenue on the delivered elements using the residual method. The most commonly deferred element is initial maintenance, which is recognized on a straight-line basis over the initial maintenance term. VSOE of maintenance is determined by using a consistent percentage of maintenance fee to license fee. Maintenance fees in subsequent years are recognized on a straight-line basis over the life of the applicable agreement. Delivery of software generally occurs when the product (on CDs) is delivered to a common carrier.

        The majority of the Company's training and consulting services are billed based on hourly rates. The Company generally recognizes revenue as these services are performed. However, when the Company enters into an arrangement that requires it to perform significant work either to alter the underlying software or to build additional complex interfaces so that the software performs as the customer requests, the Company recognizes the entire fee using contract accounting. This would apply to the Company's custom programming services which are generally contracted on a fixed fee basis.

        Revenues from joint ventures (included in Revenues: Other-Related Parties in the Company's Consolidated Statements of Operations) includes consulting revenue for the use of the Company's South African subsidiary's consultants and for management fees from the Company's subsidiary providing managerial, technical and other related services in accordance with the joint venture agreements. Revenue is recognized upon performance of the services.

        For all the Company's revenue transactions, the Company assesses whether the fee is fixed and determinable and whether or not collection is reasonably assured. The Company assesses whether the fee is fixed and determinable based on the payment terms associated with the transaction. If a significant portion of a fee is due after the Company's normal payment terms, which are 30 to 90 days from invoice date, it accounts for the fee as not being fixed and determinable. In these cases, the Company recognizes revenue as the fees become due.

        The Company assesses assuredness of collection based on a number of factors, including past transaction history with the customer and the credit-worthiness of the customer. The Company does not request collateral from its customers. If the Company determines that collection of a fee is not reasonably assured, it defers the fee and recognizes revenue at the time collection becomes reasonably assured, which is generally upon receipt of cash. Anticipated losses, if any, are charged to operations in the period such losses are determined.

(c) Use of Management Estimates

        The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the periods presented. Actual results could differ from those estimates. Some of the significant estimates involve recoverability of accounts receivable, capitalized software development costs, accrued expenses, assessment of contingencies, and pro forma compensation expense.

(d) Cash and Cash Equivalents and Restricted Cash

        Cash equivalents are stated at cost, which approximates market, and consist of short-term, highly liquid investments with original maturities of less than three months. Restricted cash represents amounts on deposit for payments of lease obligations by the Australia subsidiary.

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

(f) Software Development Costs

        The Company's policy is to capitalize certain software development costs in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed" ("SFAS 86"). Under SFAS 86, costs incurred to develop a computer software product are charged to research and development expense as incurred until technological feasibility has been established. The Company establishes technological feasibility upon completion of a detailed program design at which point all research and development costs for that project are capitalized until the product is available for general release to customers. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs require considerable judgment by management with respect to certain external factors, including, but not limited to, anticipated future revenues, estimated economic life and changes in technology. It is reasonably possible that estimates of anticipated future revenues, the remaining estimated economic life of the products, or both will be reduced in the future due to competitive pressures. As a result, the carrying amount of the capitalized software costs may be reduced through a charge to operations in the near term. Upon the general release of the software product to customers, capitalization ceases and such costs are amortized (using the straight-line method) on a product-by-product basis over the estimated life, which is generally three years.

        During 1999, 2000 and 2001 capitalized software development costs amounted to $1,537, $1,773 and $950, respectively. Annual amortization of software development costs of $559, $738 and $1,060 for 1999, 2000 and 2001, respectively, was recorded using the straight-line method over three years, the estimated economic life of the products.

(g) Impairment of Long-Lived Assets

        In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," the Company monitors events or changes in circumstances that may indicate carrying amounts of its long-lived assets may not be recoverable. When such events or changes in circumstances are present, the Company assesses the recoverability of its assets by determining whether the carrying amount of its assets will be recovered through undiscounted, expected future cash flows. Should the Company determine that the carrying values of specific long-lived assets are not recoverable, the Company would record a charge to operations to reduce the carrying value of such assets to their fair values. The Company considers various valuation factors, principally discounted cash flows, to assess the fair values of long-lived assets.

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

(j) Concentration of Credit Risk

        SFAS No. 105, "Disclosure of Information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentration of Credit Risk," requires disclosure of any significant off-balance sheet and credit risk concentrations. The Company has no significant off-balance sheet concentration of credit risk such as foreign exchange contracts, option contracts or other foreign hedging arrangements. The Company maintains the majority of cash balances with four financial institutions and its accounts receivable credit risk is not concentrated within any geographic area. The Company's revenues are concentrated in the computer software industry, which is highly competitive and rapidly changing. Significant technological changes in the industry or customer requirements, or the emergence of competitive products with new capabilities or technologies, could adversely affect operating results.

        As of December 31, 2001, two customers represented 21.6% of gross accounts receivable. As of December 31, 2000, no one customer represented more than 10% of gross accounts receivable. One customer represented 16.7% of gross accounts receivable at December 31, 1999. One customer represented 12.5% of total revenues for the year ended December 31, 2001. There was no single customer accounting for more than 10% of total revenues in 1999 or 2000. One customer accounted for 19.0% of license revenue in 1999, and two customers accounted for 28.3% of license revenue in 2000. For the year ended December 31, 2001, one customer represented 26.3% of license revenue and one customer represented 14.4% of services revenue.

(k) Foreign Currency Translation

        The functional currency for foreign subsidiaries is the local currency. The results of operations for these foreign subsidiaries are translated from local currencies into U.S. dollars using the average exchange rates during each period. Assets and liabilities are translated using exchange rates at the end of the period with translation adjustments accumulated in stockholders' deficit. Intercompany loans are denominated in U.S. currency. Foreign currency transaction gains and losses, related to short term intercompany loans, are recorded in the consolidated statements of operations as incurred. Intercompany loans that are of a long-term nature are accounted in accordance with SFAS 52, "Foreign Currency Translation," whereby foreign currency transaction gains and losses are recorded in cumulative foreign currency translation adjustment, a component of stockholders' deficit. For 2001, no loans were considered long-term in nature. For the years 1999 and 2000, intercompany loans to the subsidiaries sold during those years (See Note 2) were considered long-term in nature.

(l) Accounting for Stock-Based Compensation

        As permitted under SFAS No. 123, "Accounting for Stock-Based Compensation," the Company applies Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and Financial Accounting Standards Board Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation," in accounting for its stock-based compensation. The Company follows the disclosure-only provisions of SFAS No. 123 which require disclosure of the pro forma effects on net income (loss) and basic and diluted net income (loss) per common share as if the fair value method of accounting prescribed by SFAS No. 123 had been adopted, as well as certain other information. Pro forma compensation expense is recognized on a straight-line basis over the vesting term.

(m) Basic and Diluted Net Loss per Common Share

        Basic and diluted net loss per common share is presented in accordance with SFAS No. 128, "Earnings per Share" ("SFAS No. 128"). Basic net loss per common share is based on the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per common share is the same as basic net loss per common share since the effect of stock options and warrants is anti-dilutive for all periods presented. Diluted net loss per common share does not include the effects of outstanding options to purchase 5,829 shares of common stock and outstanding warrants to purchase 476 shares of common stock as the effect of their inclusion is anti-dilutive for the periods presented.

        The following represents the calculations of the basic and diluted net loss per common share for the years ended December 31, 1999, 2000 and 2001.

	Years Ended December 31,
	1999	2000	2001
Net loss	$(3,680)	$(299)	$(4,655)

Weighted average basic and diluted common shares outstanding during the year	23,914	24,624	24,785

Basic and diluted net loss per common share	$(0.15)	$(0.01)	$(0.19)

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

        On September 20, 2001, the Company sold its wholly-owned subsidiary located in Central and Eastern Europe (C.E.E.), including offices in Poland, Estonia and Bulgaria, to Porterfield International Ltd., ("Buyer") a company wholly-owned by the former managing director of C.E.E. and his wife. The Company received consideration in the form of a promissory note of Buyer in the face amount of $430. The note is payable in 15 monthly installments ending on December 1, 2002 and bears interest at the fixed rate of 6.75% per year. A net asset deficiency of the Poland operations of $(3), at the time of the sale, offset by accrued expenses of $180, directly related to the sale, resulted in a deferred gain of approximately $253, which the Company recorded in accordance with the Securities and Exchange Commission's Staff Accounting Bulletin No. 81 (SAB 81), "Gain Recognition on the Sale of a Business or Operating Assets to a Highly Leveraged Entity." In accordance with SAB 81, the Company presented, in the accompanying consolidated balance sheet, the deferred gain as an offset to the note receivable. The Company will recognize such gain when the note receivable is paid, but only after $177 in payments have been made on the note receivable.

        The following table sets forth significant financial data of the subsidiaries for comparison purposes. The 1999 amounts include results through May 13, 1999 for the German subsidiary, November 30, 1999 for the French subsidiary and December 31, 1999 for C.E.E. The 2000 and 2001 amounts include results through December 31, 2000 and August 31, 2001, respectively, for the C.E.E. subsidiary. The table presented below does not include the $2,242 loss on sales of subsidiaries.

	1999	2000	2001
Revenues:
License fees	$941	$570	$205
Services	6,160	1,452	1,208

	7,101	2,022	1,413

Total operating expenses	10,465	2,674	1,745

Operating loss	(3,364)	(652)	(332)
Other income (expense), net	(18)	(18)	29

Net loss	$(3,382)	$(670)	$(303)

(3) Long-Term Debt

        The Company's long term debt consists of the following:

	December 31,
	2000	2001
Term loan	$2,922	$3,147
Less: current portion	1,700	1,800

Long-term debt, net of current portion	$1,222	$1,347

        On March 31, 1998, the Company entered into a Loan and Security Agreement ("Agreement) which contained a revolving line of credit and a term loan (the "Initial Term Loan").

        Borrowings under the revolving line of credit bear annual interest at prime rate plus 1.25%. The Agreement provides for yearly fees as follows: (i) $111 in year one, $86 in years two and three, $77 in year four, $74 in years five and six and (ii) an unused revolving line of credit fee of .375% per annum. The Agreement is secured by substantially all domestic assets of the Company together with a pledge of 65% of the stock of its foreign subsidiaries, and contains certain restrictive financial covenants. Under the revolving line of credit the Company currently has available the lesser of $5 million or 85% of eligible receivables, as defined. The net available amount under the revolving line of credit at December 31, 2001 was approximately $1.5 million of which no amounts were outstanding.

        The Initial Term Loan provided for $5 million available in one drawdown which the Company borrowed on the closing date in 1998. The Initial Term Loan bears interest at the prime rate as defined (4.75% per annum at December 31, 2001) plus 1.5% subject to a minimum interest rate of 8.0% per annum.

        Effective December 22, 1999, in connection with the sale of its subsidiary in France, the Company amended the Agreement (Amendment No. 7) in order to make available to the Company a second term loan in the original principal amount of $1.3 million, which the Company borrowed on that date and together with the Initial Term Loan, collectively the "A Term Loan," and a third term loan (the "B Term Loan") in the original principal amount of $750, of which the Company borrowed $500 on November 3, 2000 and requested the remaining $250 on December 31, 2000 which was subsequently remitted and recorded on the Company's books on January 2, 2001.

(3) Long-Term Debt (continued)

        The A Term Loan bears interest at the rate of prime as defined (4.75% per annum at December 31, 2001) plus 1.5% subject to a minimum interest rate of 8.0% per annum. The B Term Loan bears interest at the fixed rate of 12.0% per annum.

        Effective March 16, 2001, the Company further amended the Agreement (Amendment No. 9) in order to make available an additional term loan (the "Additional B Term Loan") in the original principal amount of up to $2.0 million, of which the Company borrowed $750 on April 30, 2001, $500 on May 30, 2001 and $500 on July 31, 2001, to extend the termination date of the credit facility to March 31, 2004 and to establish restrictive financial covenants for 2001. The availability of the Additional B Term Loan was subject to the Company's compliance with the 2001 financial covenants.

        On June 29, 2001, the Company further amended the Agreement (Amendment No. 10) to eliminate the financial covenant requirement for June 30, 2001, and set two new monthly covenants for the remainder of 2001 based on EBITDA (earnings before interest, taxes and depreciation and amortization) and minimum revenue requirements. The Company was in compliance with these new monthly covenants through December 31, 2001.

        The aggregate outstanding principal amount of the Term Loans is repayable in monthly installments of $150 beginning April 1, 2001 over the remaining term of the Loan and Security Agreement, in accordance with Amendment No. 10.

        Amendment No. 10 provides a limitation that if the total outstanding balance of the Term Loans exceeds at any time the lesser of (i) 45% of eligible maintenance revenues through December 31, 2001, 40% of eligible maintenance revenues from January 1, 2002 through December 31, 2002, 25% of eligible maintenance revenues from January 1, 2003 through March 31, 2004 and (ii) $4.5 million, then the Company is required to prepay the principal amount in an amount sufficient to cause the aggregate principal amount of the Term Loans to be less than or equal to the relevant limits set forth above. As of December 31, 2001, eligible maintenance revenues as defined, totaled approximately $11.5 million.

        The amounts of debt outstanding at December 31, 2001 mature as follows:

2002	$1,800
2003	$1,347

(4) Lease Obligations

        The Company leases office space and equipment under non-cancelable operating leases. Rent expense charged to operations in the accompanying consolidated statements of operations for office space, vehicles and equipment under operating leases was $2,370, $2,044 and $2,011 for the years ended December 31, 1999, 2000 and 2001, respectively.

        Scheduled future minimum payments required for all non-cancelable operating leases are as follows:

Years Ending December 31
2002	$1,557
2003	1,568
2004	1,413
2005	1,285
2006	1,256
Thereafter	1,256

(5) Related Party Transactions

        The Company has certain business relationships with an entity that was founded by the President and Chief Executive Officer. The President and Chief Executive Officer owns a majority beneficial equity interest in such entity. During the years ended December 31, 1999, 2000 and 2001 the Company recorded as cost of license fees approximately $387, $422 and $84, respectively. For the years 1999 and 2000 these costs related to work performed by this entity on the Company's behalf for the integration of their software with the Company's as well as royalty and maintenance fees related to sales of the Company's products incorporating their software. For the year 2001, costs related to royalty and maintenance fees only.

        The Company entered into a Consulting Agreement dated September 29, 1997 with the Company's former chairman and principal stockholder. The Consulting Agreement provided for consulting services during the period of December 1, 1997 through November 30, 2000, in exchange for $300 for each of the first two years and $250 for the third year. All amounts were expensed in general and administrative expenses as incurred and no amounts remained outstanding as of December 31, 2001. The agreement was not renewed.

        During January 2001, the Company entered into two South African joint ventures: AXS-One African Solutions (Pty) Ltd ("African Solutions") and Hospitality Warehouse (Pty) Ltd ("Hospitality Warehouse"). African Solutions sells and services AXS-One's suite of products. Hospitality Warehouse uses AXS-One's procurement software and generates fees for purchases made by member companies in the hospitality industry.

        The Company has investments in and loans to these joint ventures of $124 and $60, respectively, net of equity in losses of $121 as of December 31, 2001. The Company earned $239 of consulting revenue and $303 of management fee revenue from these joint ventures during the year ended December 31, 2001.

(6) Income Taxes

        The components of income (loss) before income tax benefit and extraordinary item are as follows:

	Years Ended December 31,
	1999	2000	2001
Domestic	$928	$340	$(3,215)
Foreign	(4,934)	(943)	(1,622)

Total	$(4,006)	$(603)	$(4,837)

        Income tax (provision) benefit is as follows:

	Years Ended December 31,
	1999	2000	2001
State	$508	$304	$256
Foreign	—	—	(74)

Total	$508	$304	$182

        A reconciliation of Federal income tax benefit at the statutory rate of 34% to income tax benefit reflected in the accompanying consolidated statements of operations is as follows:

	Years Ended December 31,
	1999	2000	2001
Federal income tax benefit at 34%	$1,362	$205	$1,645
State income tax (expense) benefit, net of Federal tax (expense) benefit	(59)	(24)	188
Change in valuation allowance, net of change in valuation allowance related to stock options and sales of subsidiaries	(380)	69	(1,757)
Foreign tax rate differential	(275)	131	186
Reduction of state NOLs due to sale of New Jersey NOLs	(121)	(54)	(46)
Other, net	(19)	(23)	(34)

	$508	$304	$182

        The principal components of the Company's deferred taxes are as follows:

	December 31,
	2000	2001
Deferred tax assets:
Non-deductible accruals and other	$403	$328
Allowance for doubtful accounts	233	207
Purchased research and development	1,103	992
Research and development credit carry-forwards	2,895	2,895
Net operating loss carry-forwards	23,919	22,382

Deferred tax asset	28,553	26,804
Less valuation allowance	27,322	25,641

Net deferred tax asset	1,231	1,163
Deferred tax liabilities:
Software development costs	1,191	1,163
Depreciation	40	—

Net deferred taxes	$—	$—

        At December 31, 2001, the Company had United States net operating loss carry-forwards of approximately $43,680 which are available to offset future Federal taxable income, if any, and which begin to expire in 2007. In addition, foreign net operating loss carry-forwards aggregated approximately $14,636 at December 31, 2001.

        The Company has recorded a valuation allowance for its net deferred tax assets and will continue to monitor the realizability of such assets. Approximately $1,122 of the Company's deferred tax asset pertaining to NOLs and the corresponding valuation allowance at December 31, 2000 and 2001 relates to tax deductions arising from the exercise of stock options and/or subsequent sales of the underlying stock. For book purposes, the tax benefits related to such stock option transactions are recorded through equity when realized.

        The foreign net operating loss carryforwards and corresponding valuation allowance have been reduced by $3,490, zero, and $3,438 in 1999, 2000 and 2001, respectively, due to the sales of subsidiaries (France and Germany in 1999 and C.E.E. in 2001) in those years.

        Foreign subsidiaries have paid, and are expected to continue to pay, appropriate taxes, if and when due, to their respective taxing authorities. It is the intention of the Company to reinvest the earnings of its non-U.S. subsidiaries, if any, in those operations. Accordingly, no Federal taxes have been provided on undistributed foreign earnings and no deferred tax liability for temporary differences related to the Company's foreign subsidiaries and foreign joint ventures has been established as the determination of the amount is not practicable.

        During 1999, 2000 and 2001 AXS-One was authorized by the New Jersey Economic Development Authority ("NJEDA") in conjunction with the New Jersey Division of Taxation to sell a portion of its New Jersey net operating losses for consideration that is to be used to fund its research activities in the State of New Jersey. For the State's fiscal year 2002 (July 1, 2001 to June 30, 2002), AXS-One was authorized to sell $301 of its available tax benefit of $730 (related to tax years through December 31, 2000). AXS-One sold the entire authorized amount for consideration of $256. For the state's fiscal years 2000 and 2001 (July 1, 1999 to June 30, 2001) AXS-One was authorized to sell $985 of its available tax benefit of $1,505 (related to tax years through 1999) and did so for $812 ($508 in 1999 and $304 in 2000). As of December 31, 2001, the New Jersey remaining tax benefit in the amount of $7,414 is available to sell if the program is extended by the NJEDA or will be available to offset against New Jersey future income taxes. In addition, the Company has available 2000 and 2001 New Jersey net operating loss carry forwards of approximately $267, which will begin to expire in 2007.

(7) Stockholders' Deficit

        (a) Warrants

        In connection with a private placement of common stock in 1997, the Company issued warrants to purchase 734 shares of the Company's Common Stock. The warrants are exercisable at $3.00 per share, subject to adjustment, until December 31, 2002. In February and March of 2000, 358 warrants were exercised for total proceeds of approximately $1,072. No warrants were exercised during 2001 leaving 376 warrants unexercised at December 31, 2001.

        On November 2, 2000, the Company issued warrants to a Dallas corporation for the purchase of 200 shares of Common Stock in exchange for services to be rendered as the Company's non-exclusive financial advisor and for certain investment-banking services. The warrants are exercisable at $1.875 per share, subject to adjustment, until January 24, 2006 and vested in two separate tranches of 100 each on February 28, 2001 and May 31, 2001. By written notice dated May 25, 2001, 100 warrants that were to be vested on May 31, 2001 were cancelled in connection with the cancellation of the services agreement. No warrants were exercised as of December 31, 2001 leaving 100 vested warrants unexercised at December 31, 2001. The fair value of these warrants was determined in accordance with EITF Issue No. 96-18, "Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods or Services," and was being recognized as expense over the vesting period using variable accounting. No further compensation costs will be recognized related to these warrants since services are no longer being provided. The expense related to this matter was not material.

        A summary of warrant activity is as follows:

	Number of Shares	Exercise Price Per Share	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
Balance, December 31, 1998	734	$3.00	$3.00	4

Balance, December 31, 1999	734	$3.00	$3.00	3
Granted	200	$1.875	$1.875	—
Exercised	(358)	$3.00	$3.00	—

Balance, December 31, 2000	576	$1.875-$3.00	$2.61	3.39
Cancelled	(100)	$1.875	$1.875	—

Balance, December 31, 2001 (all of which are exercisable at December 31, 2001)	476	$1.875-$3.00	$2.76	1.84

  (b) Stock Option Plans

        Pursuant to the 1995 Stock Option Plan, as amended (the 1995 Plan), the Company may grant statutory and non-statutory options to purchase an aggregate of up to 4,500 shares of Common Stock. The Company has specifically reserved such shares. Options may be granted under the discretionary option program to employees, consultants, independent advisors and non-employee directors. Prior to adoption of the 1998 Plan discussed below, options were automatically granted to non-employee directors under the automatic option grant programs. Options granted under the discretionary grant program have an exercise price of not less than 85% of the fair market value of the Common Stock on the grant date. Options granted under the automatic grant program have an exercise price of 100% of the fair market value on the grant date.

        In April 1998, the Company adopted the 1998 Stock Option Plan (the 1998 Plan). Pursuant to the 1998 Plan, the Company may grant stock options or stock appreciation rights to purchase an aggregate of up to 3,000 shares of Common Stock (inclusive of 1,500 shares added to the 1998 Plan by the stockholders in June 2001). Options may be granted under the discretionary option program to employees and consultants of the Company not to exceed 200 shares per person during any calendar year except that in the first year of employment, the maximum grant will not exceed 400 shares per person. Non-employee directors receive an automatic grant of stock options to purchase 20 shares of Common Stock upon date of commencement of service as a non-employee director and thereafter, 10 shares on the date of each annual meeting of stockholders, provided that on, and as of, such date, such individual has been a non-employee director for the previous 12-month period. No option may have an exercise price less than the fair market value of the Common Stock at the time of grant.

        All options granted under the Plans expire ten years from the date of grant (or five years for statutory options granted to 10% stockholders), unless terminated earlier. Options generally vest over a four-year period. However, as of December 31, 2001, options to purchase approximately 542 shares of common stock vest in one year and options to purchase approximately 542 shares of common stock become immediately vested upon the occurrence of certain events.

        A summary of stock option activity under the Plans is as follows:

	Number of Shares	Exercise Price Per Share	Weighted Average Exercise Price
Balance, December 31, 1998	4,184	$0.87 - 13.00	$1.75
Granted	519	0.50 - 1.38	1.02
Exercised	(10)	1.90	1.90
Canceled	(819)	0.87 - 13.00	1.68

Balance, December 31, 1999	3,874	$0.50 - 13.00	$1.53
Granted	2,046	0.88 - 7.63	5.17
Exercised	(504)	0.87 - 3.13	1.70
Cancelled	(947)	0.50 - 6.25	1.86

Balance, December 31, 2000	4,469	$0.50 - 13.00	$2.33
Granted	2,394	0.21 - 0.72	0.59
Exercised	—	—	—
Cancelled	(1,034)	0.21 - 13.00	2.55

Balance, December 31, 2001	5,829	$0.21 - $13.00	$2.01

Exercisable, December 31, 2001	2,769	$0.30 - 13.00	$1.56

        A summary of stock options outstanding and exercisable as of December 31, 2001, follows:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.21-1.00	3,492	8.66	$0.95	1,422	$0.76
$1.06-3.44	1,624	5.66	$1.83	1,162	$1.81
$6.00-7.63	710	8.26	$6.03	182	$6.04
$13.00	3	3.58	$13.00	3	$13.00

        The Company has computed the pro forma disclosures required under SFAS No. 123 for all stock options granted in 1999, 2000 and 2001 using the Black-Scholes option pricing model prescribed by SFAS No. 123.

(7) Stockholders' Deficit (continued)

        The assumptions used and the weighted average information for the years ended December 31, 1999, 2000 and 2001 are as follows:

Years Ended December 31,	1999	2000	2001
Risk-free interest rates	6.50%	5.50%	5.45%
Expected dividend yield	—	—	—
Expected lives	7 years	7 years	7 years
Expected volatility	177%	184%	145%
Weighted-average grant date fair value of options granted during the period	$0.82	$4.24	$0.49
Weighted-average remaining contractual life of options outstanding	7.16 years	7.05 years	7.01 years
Weighted-average exercise price of 1,723, 1,826 and 2,769 options exercisable at December 31, 1999, 2000 and 2001, respectively	$1.61	$1.49	$1.56

         The effect of applying SFAS No. 123 would be as follows:

	1999 As Reported	1999 Pro Forma	2000 As Reported	2000 Pro Forma	2001 As Reported	2001 Pro Forma
Net loss	$(3,680)	$(4,709)	$(299)	$(2,462)	$(4,665)	$(6,739)
Basic and diluted net loss per common share	$(0.15)	$(0.20)	$(0.01)	$(0.10)	$(0.19)	$(0.27)

(8) Profit Sharing Plan

        The Company's Profit Sharing Plan (the Plan) is a defined contribution plan. All employees with three months of service and who are at least 21 years of age are eligible to become participants in the Plan and to make voluntary contributions based on a percentage of their compensation within certain Plan limitations.

        The Plan falls under the provisions of Section 401(k) of the Internal Revenue Code. Employees may elect to contribute a percentage of their pretax salary, subject to statutory limitations, as well as certain percentages of their after-tax salary, to the Plan. Through December 2001, the Company contributed 50% of the employees' first 6% of pretax salary contribution. The Company's contributions charged to operations in the accompanying consolidated statements of operations were approximately $241, $337 and $379 for the years ended December 31, 1999, 2000 and 2001, respectively.

        In addition, the Company may make additional contributions at the discretion of the Board of Directors, which would be allocated among all participants in proportion to each participant's compensation, as defined. During the years ended December 31, 1999, 2000 and 2001, no additional contributions were made under the Plan.

        Effective January 1, 2002, all contributions by the Company will be on a discretionary basis only as approved by the Board of Directors.

(9) Financial Information by Geographic Area

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

        Revenues and long-lived assets for the Company's United States, United Kingdom, Australia and Southeast Asia and other international operations are as follows:

	United States	United Kingdom	Australia and Southeast Asia	Other	Consolidated
1999
Revenues(1)	$36,854	$6,389	$6,464	$8,161	$57,868
Long-lived assets	3,263	235	195	153	3,846
2000
Revenues(1)	$32,578	$4,905	$5,612	$5,681	$48,776
Long-lived assets	3,906	158	139	97	4,300
2001
Revenues(1)	$26,693	$5,404	$4,068	$3,854	$40,019
Long-lived assets	3,412	108	105	12	3,637

(1)
Revenues are attributed to locations based on location of sales office.

        The Company does not believe there are any legal or other restrictions upon the repatriation of international earnings to the parent company. However, there are risks that repatriation of international earnings to the U.S. may not be done on a timely basis due to delays encountered in certain foreign countries.

(10) Operating Segments

        As of December 31, 1999 the Company's operations were conducted in one business segment which was the licensing of software and related services. Beginning on January 1, 2000, the Company was reorganized into three separate business segments based on products it offers to specific markets as part of its strategy to focus on market opportunities. The three business segments are as follows:

  a)
  The AXS-One Enterprise Solutions segment is focused on marketing Enterprise Solutions to global 2000 companies. AXS-One Enterprise Solutions is also responsible for servicing and managing the Company's extensive installed base of customers. Enterprise Solutions enable organizations to achieve process transparency throughout their value chain.
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

        The significant accounting policies of the reportable segments are the same as those described in Note 1 of Notes to Consolidated Financial Statements. The Company evaluates the performance of its operating segments based on revenues and operating income (loss). Inter-segment sales and transfers are not significant.

        Summarized financial information concerning the Company's reportable segments is shown in the following table. The Chief Executive Officer uses the information below in this format while making decisions about allocating resources to each segment and assessing its performance. Segment information for the 1999 periods are not shown, as it is not practical to do so.

(10) Operating Segments (continued)

	AXS-One Enterprise Solutions	AXS Point Solutions	Tivity Solutions	Total
Year Ended December 31, 2000
Revenues:
License fees	$6,413	$2,010	$342	$8,765
Services	32,326	3,457	4,228	40,011

Total revenues	38,739	5,467	4,570	48,776
Operating income	7,774	1,560	492	9,826
Total assets	13,031	950	1,203	15,184
Capital expenditures	768	61	61	890
Depreciation and amortization	1,888	98	121	2,107
Year Ended December 31, 2001
Revenues:
License fees	$3,918	$849	$654	$5,421
Services	26,537	4,312	3,207	34,056

Total revenues	30,455	5,161	3,861	39,477
Operating income (loss)	3,302	1,370	(442)	4,230
Total assets	8,730	782	548	10,060
Capital expenditures	392	33	51	476
Depreciation and amortization	1,759	63	137	1,959

        Reconciliation of segment operating income to consolidated operating loss:

	Year Ended December 31, 2000	Year Ended December 31, 2001
Operating income from reportable segments	$9,826	$4,230
Unallocated revenue, Other—related parties	—	542
Unallocated general and administrative expenses	(8,704)	(8,081)
Other corporate unallocated expenses	(1,310)	(837)

Total consolidated operating loss	$(188)	$(4,146)

(11) Quarterly Financial Data (Unaudited)

        Summarized quarterly financial data for 2000 and 2001 is as follows (in thousands except per share data):

	Quarter
2000
	First	Second	Third	Fourth
License fees	$2,044	$1,689	$3,393	$1,639
Services	9,864	10,588	9,921	9,638
Total revenues	11,908	12,277	13,314	11,277
Operating income (loss)	302	(191)	1,005	(1,304)
Net income (loss)	242	(265)	893	(1,169)
Basic net income (loss) per common share (2)	0.01	(0.01)	0.04	(0.05)
Diluted net income (loss) per common share (2)	0.01	(0.01)	0.03	(0.05)

	Quarter
2001(1)
	First	Second	Third	Fourth
License fees	$2,323	$918	$773	$1,407
Services	9,271	8,467	8,544	7,774
Other related parties	30	212	174	126
Total revenues	11,624	9,597	9,491	9,307
Operating income (loss) (3)	(978)	(4,708)	714	826
Net income (loss)	(1,172)	(4,861)	487	891
Basic net income (loss) per common share (2)	(0.05)	(0.20)	0.02	0.04
Diluted net income (loss) per common share (2)	(0.05)	(0.20)	0.02	0.04

(1)
Includes through the date of sale the subsidiary in Central and Eastern Europe sold as of September 20, 2001 (see Note 2). Results for this subsidiary were as follows:

	Quarter
2000
	First	Second	Third	Fourth
License fees	$13	$426	$71	$60
Services	270	491	304	387
Total revenues	283	917	375	447
Operating income (loss)	(355)	202	(185)	(314)
Net income (loss)	(355)	202	(185)	(332)

2001	First	Second	Third	Fourth
License fees	$102	$103	$—	$—
Services	459	477	272	—
Total revenues	561	580	272	—
Operating loss	(4)	(151)	(177)	—
Net loss	(21)	(91)	(191)	—

(2)
Basic and diluted net income (loss) per common share is computed independently for each quarter. Therefore, the sum of the quarters will not necessarily equal basic and diluted net income (loss) per common share for the full year.

(3)
Includes the reversal of a restructuring charge of $166 and $140 in the third and fourth quarters, respectively.

(12) Restructuring Costs

        During June 2001, based on weakening economies, especially in the United States and to a lesser degree in certain foreign locations, the Company eliminated 45 positions in the United States and eliminated eight positions, wrote-off certain non-performing assets and cumulative foreign currency translation adjustment and recorded a charge for remaining leases in its foreign operations. The Company recorded a charge to operations in the second quarter totaling approximately $1.1 million for these items, reflecting approximately $0.6 million in termination costs of those personnel as well as $0.3 million in asset and cumulative foreign currency translation adjustment write-offs and $0.2 million in lease costs. During the third and fourth quarters of 2001, the Company adjusted the charge to operations by approximately $(0.2) million and $(0.1) million respectively, reflecting revised termination and lease costs. These revisions resulted from the Company's decision to retain certain employees in one of the foreign locations to develop software enhancements for the Tivity Solutions segment. The activity related to this restructuring is as follows:

	Employee Termination Costs	Asset and Cumulative Foreign Currency Translation Adjustment Write-offs	Lease Costs	Total Costs
	(in thousands)
Restructuring and other costs recorded in June 2001	$603	$300	$200	$1,103
Write-off of assets and cumulative foreign currency translation adjustment	—	(300)	—	(300)
Revision of the restructuring costs in September 2001	(138)	—	(28)	(166)
Revision of the restructuring costs in December 2001	—	—	(140)	(140)
Cash payments through December 31, 2001	(441)	—	(32)	(473)

Restructuring liability at December 31, 2001	$24	$—	$—	$24

(13) Contingencies

        The Securities and Exchange Commission (SEC) performed an investigation of the Company and of certain former employees and officers of the Company relating to activities performed through 1996 while they were employees of the Company. The Company filed a Form 8-K with the SEC on February 15, 2001 disclosing the SEC investigation and its disposition with respect to the Company. In mid August 2001, the Company was informed by counsel for its former employees and officers, whom the Company knew to be the subject of the SEC investigation, that such counsel had been informed by the SEC that the SEC was no longer pursuing its investigation of their clients. Under the Company's certificate of incorporation, and Delaware law, the Company has an indemnification obligation to reimburse legal fees to former employees and officers relating to actions taken against them for work performed while they were employed by the Company. Approximately $0.8 million in such legal fees were recorded during the year ended December 31, 2001. The Company does not anticipate any more costs relating to this matter.

        Historically, the Company has been involved in other disputes and/or litigation encountered in its normal course of business. The Company believes that the ultimate outcome of these proceedings will not have a material adverse effect on the Company's business, consolidated financial condition, and results of operations or cash flows.

Independent Auditors' Report

The Board of Directors and Stockholders
AXS-One Inc.:

        Under date of January 31, 2002, we reported on the consolidated balance sheets of AXS-One Inc. and subsidiaries as of December 31, 2000 and 2001, and the related consolidated statements of operations, comprehensive loss, stockholders' deficit, and cash flows for each of the years in the three-year period ended December 31, 2001, as contained in the 2001 annual report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in the accompanying index. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this consolidated financial statement schedule based on our audits.

        In our opinion, such consolidated financial statement schedule for each of the years in the three-year period ended December 31, 2001, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

Short Hills, New Jersey
January 31, 2002

SCHEDULE II

AXS-ONE INC.

VALUATION AND QUALIFYING ACCOUNTS

Years Ended December 31, 1999, 2000 and 2001

Allowance For Doubtful Accounts:	Balance at Beginning of Year	Charged to Costs and Expenses	Amounts Written Off		Balance at End of Year
Year ended December 31, 1999	$2,192	$263	$(1,140)		$1,315
Year ended December 31, 2000	$1,315	$219	$(474)		$1,060
Year ended December 31, 2001	$1,060	$(58)	$(345	)(b)	$657
Restructuring Reserve:
Year ended December 31, 1999	$167	$—	$(167	)(a)	$—

Year ended December 31, 2001	$—	$797	$(773	)(a)	$24

(a)
Cash payments to effect restructuring.

(b)
Includes write off of $171 related to the sale of the subsidiary in Central and Eastern Europe.

QuickLinks

PART II
Results of Operations
PART III
PART IV
SIGNATURES
Independent Auditors' Report
AXS-ONE INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In thousands, except per share data)
AXS-ONE INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per share data)
AXS-ONE INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (In thousands)
AXS-ONE INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT (In thousands)
AXS-ONE INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)
AXS-ONE INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except per share data)
Independent Auditors' Report
AXS-ONE INC. VALUATION AND QUALIFYING ACCOUNTS Years Ended December 31, 1999, 2000 and 2001