Form 10-Q
period 2002-03-31
AXS ONE INC
filed 2002-05-14
CIK 947427

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


FOR THE QUARTER ENDED MARCH 31, 2002         COMMISSION FILE NUMBER      1-13591


                                  AXS-ONE INC.
             (Exact name of registrant as specified in its charter)

                   DELAWARE                             13-2966911
        (State or other jurisdiction of    (I.R.S. Employer Identification No.)
        incorporation or organization)


               301 ROUTE 17 NORTH
             RUTHERFORD, NEW JERSEY                        07070
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


                       YES    X         NO
                          -----------     -----------



   Number of shares outstanding of the issuer's common stock as of May 3, 2002


               Class                             Number of Shares Outstanding
 ---------------------------------------        ------------------------------
 Common Stock, par value $0.01 per share                 24,803,742

                                  AXS-ONE INC.

                                      INDEX


                                                                           PAGE
PART I   FINANCIAL INFORMATION                                            NUMBER
                                                                          ------

         Item 1.  Financial Statements

                  Consolidated Balance Sheets
                    December 31, 2001 and March 31, 2002 (unaudited)......    3
                  Consolidated Statements of Operations (unaudited)
                    Three months ended March 31, 2001 and 2002............    4
                  Consolidated Statements of Comprehensive Income
                    (Loss) (unaudited) Three months ended
                    March 31, 2001 and 2002...............................    5
                  Consolidated Statements of Cash Flows (unaudited)
                    Three months ended March 31, 2001 and 2002............    6
                  Notes to Consolidated Interim Financial Statements......    7

         Item 2.  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations ..................   14

         Item 3.  Quantitative and Qualitative Disclosures About
                    Market Risk...........................................   23

PART II  OTHER INFORMATION

         Item 1.  Legal Proceedings ......................................   24

         Item 6.  Exhibits and Reports on Form 8-K........................   24

SIGNATURES

         Signatures ......................................................   25

                          AXS-ONE INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                                                     DECEMBER 31,  MARCH 31,
                                                                                                         2001         2002
                                                                                                     -----------   ---------
                                     ASSETS
Current assets:
  Cash and cash equivalents ........................................................................   $  1,048    $  1,027
  Restricted cash ..................................................................................         44          71
  Note receivable - net of deferred gain on sale of subsidiary of $253 and $234 at December 31, 2001
      and March 31, 2002, respectively .............................................................         83        --
  Accounts receivable, net of allowance for doubtful accounts of
      $657 and $478 at December 31, 2001 and March 31, 2002,  respectively .........................      4,544       5,139
  Prepaid expenses and other current assets ........................................................        469         929
                                                                                                       --------    --------
      Total current assets .........................................................................      6,188       7,166
                                                                                                       --------    --------
Equipment and leasehold improvements, at cost:
  Computer and office equipment ....................................................................     10,392      10,402
  Furniture and fixtures ...........................................................................        952         954
  Leasehold improvements ...........................................................................      1,030       1,027
                                                                                                       --------    --------
                                                                                                         12,374      12,383
  Less--accumulated depreciation and amortization ..................................................     11,645      11,839
                                                                                                       --------    --------
                                                                                                            729         544
                                                                                                       --------    --------
Capitalized software development costs, net of accumulated
  amortization of $6,815 and $7,140 at December 31, 2001 and March 31, 2002, respectively ..........      2,908       2,792
Investment in and loans to joint ventures ..........................................................        184         108
Other assets .......................................................................................         51         102
                                                                                                       --------    --------
                                                                                                       $ 10,060    $ 10,712
                                                                                                       ========    ========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Current portion of long-term debt ................................................................   $  1,800    $  1,800
  Accounts payable .................................................................................      2,202       1,820
  Accrued expenses .................................................................................      4,109       3,821
  Deferred revenue .................................................................................      8,782      10,139
                                                                                                       --------    --------
      Total current liabilities ....................................................................     16,893      17,580
                                                                                                       --------    --------
Long-term liabilities:
  Long-term debt, net of current portion ...........................................................      1,347         897
                                                                                                       --------    --------
Commitments and contingencies
Stockholders' deficit:
    Preferred stock, $.01 par value, authorized 5,000 shares, no shares issued and outstanding .....       --          --
    Common stock, $.01 par value, authorized 50,000 shares; 24,785 and 24,804 shares
       issued and outstanding at December 31, 2001 and March 31, 2002, respectively ................        248         248
    Additional paid-in capital .....................................................................     72,032      72,038
    Accumulated deficit ............................................................................    (80,693)    (80,296)
    Accumulated other comprehensive income .........................................................        233         245
                                                                                                       --------    --------
      Total stockholders' deficit ..................................................................     (8,180)     (7,765)
                                                                                                       --------    --------
                                                                                                       $ 10,060    $ 10,712
                                                                                                       ========    ========


The accompanying notes are an integral part of these consolidated financial statements.

                          AXS-ONE INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)


                                                   THREE MONTHS ENDED MARCH 31,
                                                   ----------------------------
                                                           2001        2002
                                                       --------    --------
Revenues:
    License fees                                        $  2,323    $  1,184
    Services                                               9,546       7,824
    Other-related parties                                     30          88
                                                        --------    --------
       Total revenues                                     11,899       9,096
                                                        --------    --------

Operating expenses:
    Cost of license fees                                     335         365
    Cost of services                                       5,430       3,807
    Sales and marketing                                    3,164       1,516
    Research and development                               1,899       1,716
    General and administrative                             2,049       1,065
                                                        --------    --------
       Total operating expenses                           12,877       8,469
                                                        --------    --------
Operating income (loss)                                     (978)        627
                                                        --------    --------
Other income (expense):
    Interest income                                           21          13
    Interest expense                                        (104)        (87)
    Gain on sale of subsidiary                              --            19
    Equity in losses in joint ventures                       (40)        (97)
    Other income (expense), net                              (71)        (78)
                                                        --------    --------
       Other expense, net                                   (194)       (230)
                                                        --------    --------
Net income (loss)                                       $ (1,172)   $    397
                                                        ========    ========

Basic and diluted net income (loss)
    per common share                                    $  (0.05)   $   0.02
                                                        ========    ========

Weighted average basic
       common shares outstanding                          24,785      24,793
                                                        ========    ========

Weighted average diluted
    common shares outstanding                             24,785      25,854
                                                        ========    ========


The accompanying notes are an integral part of these consolidated financial statements.

                          AXS-ONE INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                 (In thousands)
                                   (Unaudited)



                                                          THREE MONTHS ENDED
                                                         --------------------
                                                                MARCH 31,
                                                         --------------------
                                                           2001       2002
                                                         ---------    -------
Net income (loss)                                        $ (1,172)    $   397
Foreign currency translation adjustment                       (52)         12
                                                         ---------    -------
    Comprehensive income (loss)                          $ (1,224)    $   409
                                                         =========    =======




























The accompanying notes are an integral part of these consolidated financial statements.

                          AXS-ONE INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)



                                                                   THREE MONTHS ENDED MARCH 31,
                                                                   ----------------------------
                                                                           2001       2002
                                                                         --------   --------
Cash flows from operating activities:
Net income (loss)                                                        $(1,172)   $   397
Adjustments to reconcile net income (loss) to net cash flows provided by operating activities:
          Increase in cash surrender value of officer's life insurance      --          (46)
          Depreciation and amortization                                      524        522
          Recovery of doubtful accounts, net of provisions                  (195)      (118)
          Gain on sale of subsidiary                                        --          (19)
          Loss on disposal of equipment and leasehold improvements            17       --
          Loss on equity method investments                                   40         97
Changes in current assets and liabilities:
          Restricted cash                                                   --          (25)
          Accounts receivable                                                 (4)      (468)
          Prepaid expenses and other current assets                         (230)      (455)
          Accounts payable and accrued expenses                           (1,512)      (782)
          Deferred revenue                                                 2,681      1,402
                                                                         -------    -------

Net cash flows provided by operating activities                              149        505
                                                                         -------    -------

Cash flows from investing activities:
          Change in other assets                                              27         (5)
          Proceeds from sale of subsidiary                                  --          102
          Loan to joint venture                                             --          (20)
          Capitalized software development costs                            (300)      (209)
          Purchase of equipment and leasehold improvements                  (287)       (14)
                                                                         -------    -------
Net cash flows used in investing activities                                 (560)      (146)
                                                                         -------    -------

Cash flows from financing activities:
          Proceeds from exercise of stock options                           --            6
          Proceeds from issuance of long-term debt                           250       --
          Payments of long-term debt                                        (425)      (450)
                                                                         -------    -------
Net cash flows used in financing activities                                 (175)      (444)
                                                                         -------    -------
Foreign currency exchange rate effects on cash and cash equivalents         (136)        64
                                                                         -------    -------
Net decrease in cash and cash equivalents                                   (722)       (21)
Cash and cash equivalents, beginning of period                             2,207      1,048
                                                                         -------    -------
Cash and cash equivalents, end of period                                 $ 1,485    $ 1,027
                                                                         =======    =======

Supplemental disclosures of cash flow information:
          Cash paid during the period for -
               Interest                                                  $    95    $    92
                                                                         =======    =======
               Income taxes                                              $     2    $     2
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

                          AXS-ONE INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

(1) OPERATIONS, BUSINESS CONDITIONS AND SIGNIFICANT ACCOUNTING POLICIES

The Company designs, markets and supports n-tier, Internet-enabled, client/server, e-commerce, financial, workflow, and desktop data access and storage software solutions for global 2000 businesses, and scheduling and time and expenses solutions for professional services organizations. The Company also offers consulting, installation, training and maintenance services in support of its customers' use of its software products.

(a) BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of AXS-One Inc. (formerly known as Computron Software, Inc.) and its wholly owned subsidiaries located in Australia, Canada, Central and Eastern Europe (through August 31, 2001 - see Note 7), Singapore, South Africa, and the United Kingdom (collectively, the "COMPANY"). During the first quarter of 2001, the Company's South Africa operations entered into two joint ventures. Ownership is 50% or less in both entities. All significant intercompany transactions and balances have been eliminated. The Company uses the equity method of accounting for its joint ventures that it owns between 20 and 50 percent. Under the equity method, investments are stated at cost plus or minus the Company's equity in undistributed earnings or losses.

The unaudited consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America and, in the opinion of management, contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair presentation of these consolidated financial statements.

These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's 2001 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

The results of operations for the three month period ended March 31, 2002 are not necessarily indicative of results to be expected for any future periods.

(b) REVENUE RECOGNITION

The Company recognizes revenue in accordance with Statement of Position 97-2, "Software Revenue Recognition" ("SOP 97-2"), and Statement of Position 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions." Revenue from non-cancelable software licenses is recognized when the license agreement has been signed, delivery has occurred, the fee is fixed or determinable and collectibility is probable. In multiple element arrangements, the Company defers the vendor-specific objective evidence of fair value ("VSOE") related to the undelivered elements and recognizes revenue on the delivered elements using the residual method. The most commonly deferred element is initial maintenance, which is recognized on a straight-line basis over the initial maintenance term. The VSOE of maintenance is determined by using a consistent percentage of maintenance fee to license fee. Maintenance fees in subsequent years are recognized on a straight-line basis over the life of the applicable agreement. Delivery of software generally occurs when the product (on
CDs) is delivered to a common carrier.

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

                          AXS-ONE INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (CONTINUED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

Revenues from joint ventures (included in Revenues: Other-Related Parties in the Company's Consolidated Statements of Operations) includes consulting revenue for the joint ventures' use of the Company's South African subsidiary's consultants and for management fees for the Company's subsidiary providing managerial, technical and other related services to the joint ventures in accordance with the joint venture agreements. Revenue is recognized upon performance of the services.

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

In November 2001, the FASB EITF reached a consensus to issue a FASB Staff Announcement Topic No. D-103 (re-characterized in January 2002 as EITF Issue No. 01-14), "Income Statement Characterization of Reimbursement Received for `Out-of-Pocket' Expenses Incurred" which clarifies that reimbursements received for out-of-pocket expenses incurred should be characterized as revenue in the statement of operations. This consensus should be applied in financial reporting periods beginning after December 15, 2001. Upon application of this consensus, comparative financial statements for prior periods should be reclassified to comply with the guidance in this consensus. The adoption of this consensus on January 1, 2002 resulted in an increase to services revenue and cost of services of $0.3 million for each of the three month periods ended March 31, 2001 and 2002.

(2) REVOLVING LINE OF CREDIT AND LONG-TERM DEBT

On March 31, 1998, the Company entered into a Loan and Security Agreement ("Agreement") which contained a revolving line of credit and a term loan (the "Initial Term Loan").

Borrowings under the revolving line of credit bear annual interest at prime rate plus 1.25% subject to a minimum interest rate of 8.0% per annum. The Agreement provides for yearly fees as follows: (i) $111 in year one, $86 in years two and three, $77 in year four, $74 in years five and six and (ii) an unused revolving line of credit fee of .375% per annum. The Agreement is secured by substantially all domestic assets of the Company together with a pledge of 65% of the stock of its foreign subsidiaries, and contains certain restrictive financial covenants. Under the revolving line of credit the Company currently has available the lesser of $5 million or 85% of eligible receivables, as defined. The net available amount under the revolving line of credit at March 31, 2002 was approximately $1.4 million of which no amounts were outstanding.

The Initial Term Loan provided for $5 million available in one drawdown which the Company borrowed on the closing date in 1998. The Initial Term Loan bears interest at the prime rate as defined (4.75% per annum at March 31, 2002) plus 1.5% subject to a minimum interest rate of 8.0% per annum.

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

The A Term Loan bears interest at the rate of prime as defined (4.75% per annum at March 31, 2002) plus 1.5% subject to a minimum interest rate of 8.0% per annum. The B Term Loan bears interest at the fixed rate of 12.0% per annum.

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

On March 13, 2002, the Company further amended the Agreement (Amendment No. 11) to set new quarterly financial covenants for the year 2002 based on EBITDA. The Company was in compliance with these new covenants for the three months ended March 31, 2002.

The aggregate outstanding principal amount of the Term Loans is repayable in monthly installments of $150 beginning April 1, 2001 over the remaining term of the Loan and Security Agreement, in accordance with Amendment No. 10.

Amendment No. 10 provides a limitation that if the total outstanding balance of the Term Loans exceeds at any time the lesser of (i) 45% of eligible maintenance revenues through December 31, 2001, 40% of eligible maintenance revenues from January 1, 2002 through December 31, 2002, 25% of eligible maintenance revenues from January 1, 2003 through March 31, 2004 and (ii) $4.5 million, then the Company is required to prepay the principal amount in an amount sufficient to cause the aggregate principal amount of the Term Loans to be less than or equal to the relevant limits set forth above. As of March 31, 2002, eligible maintenance revenues as defined, totaled approximately $11.5 million.

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

Basic net income (loss) per common share is based on the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share is the same as basic net loss per common share for the three months ended March 31, 2001 since the effect of stock options and warrants is anti-dilutive. Diluted net income (loss) per common share for the three months ended March 31, 2001 and 2002 does not include the effects of outstanding options to purchase 5,229 and 3,481 shares of common stock, respectively, and outstanding warrants to purchase 476 and 476 shares of common stock, respectively, as the effect of their inclusion is anti-dilutive for the periods.

The following represents the calculations of the basic and diluted net income
(loss) per common share for the three months ended March 31, 2001 and 2002.


                                                       THREE MONTHS ENDED MARCH 31,
                                                            2001          2002
                                                            ----          ----
Net income (loss) ..................................     $    (1,172)    $   397
                                                         ===========     =======

Weighted average basic common shares
  outstanding during the periods ...................          24,785      24,793

Effect of dilutive securities:
  Stock options and warrants .......................            --         1,061
                                                         -----------     -------

Weighted average diluted common shares
  outstanding during the period ....................          24,785      25,854
                                                         ===========     =======

Basic net income (loss) per common share ...........     $     (0.05)    $  0.02
                                                         ===========     =======

Diluted net income (loss) per common share .........     $     (0.05)    $  0.02
                                                         ===========     =======

(5) RESTRUCTURING AND OTHER COSTS

During June 2001, based on weakening economies, especially in the United States and to a lesser degree in certain foreign locations, the Company eliminated 45 positions in the United States. In addition, in certain foreign locations, the Company eliminated eight positions, wrote-off certain non-performing assets and cumulative foreign currency translation adjustment and recorded a charge for remaining leases. The Company recorded a charge to operations in the second quarter of 2001 totaling approximately $1.1 million for these items, reflecting approximately $0.6 million in termination costs of those personnel as well as $0.3 million in asset and cumulative foreign currency translation adjustment write-offs and $0.2 million in lease costs. During the third and fourth quarters of 2001, the Company adjusted downward the charge to operations by approximately $(0.2) million and $(0.1) million respectively, reflecting revised termination and lease costs. These revisions resulted from the Company's decision to retain certain

                          AXS-ONE INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (CONTINUED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


employees in one of the foreign locations to develop software enhancements for the Tivity Solutions segment. The activity related to this restructuring is as follows:



(in thousands)                                                                    Asset and
                                                                                  Cumulative
                                                                                  Foreign
                                                                 Employee         Currency
                                                                 Termination      Translation     Lease     Total
                                                                 Costs            Adjustment      Costs     Costs
                                                                                  Write-offs
                                                                 --------------------------------------------------
Restructuring and other costs recorded in June 2001              $      603       $     300     $  200     $ 1,103
Write-off of assets and cumulative foreign currency
  translation adjustment                                                 --            (300)        --        (300)
Revision of the restructuring costs in September 2001                  (138)             --        (28)       (166)
Revision of the restructuring costs in December 2001                     --              --       (140)       (140)
Cash payments through March  31, 2002                                  (465)             --        (32)       (497)
                                                                 --------------------------------------------------
Restructuring liability at March 31, 2002                        $       --       $      --     $   --      $   --
                                                                 ==================================================


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

The significant accounting policies of the reportable segments are the same as those described in Note 1 of Notes to Consolidated Interim Financial Statements. The Company evaluates the performance of its operating segments based on revenues and operating income (loss). Inter-segment sales and transfers are not significant.

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

                          AXS-ONE INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (CONTINUED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                         AXS-ONE
                                       ENTERPRISE   AXSPOINT    TIVITY
                                        SOLUTIONS  SOLUTIONS  SOLUTIONS   TOTAL
                                        ---------  ---------  ---------   -----
THREE MONTHS ENDED MARCH 31, 2001
Revenues:
     License fees .....................   $ 2,014   $   258   $    51    $ 2,323
     Services .........................     7,448     1,023     1,075      9,546
                                          -------   -------   -------    -------
Total Revenues ........................     9,462     1,281     1,126     11,869
Operating income (loss) ...............     1,239       187      (233)     1,193
Total assets ..........................    12,988       876       816     14,680
Capital expenditures ..................       247        20        20        287
Depreciation and amortization .........       475        18        31        524

THREE MONTHS ENDED MARCH 31, 2002
Revenues:
     License fees .....................   $   536   $   394   $   254    $ 1,184
     Services .........................     6,115     1,105       604      7,824
                                          -------   -------   -------    -------
Total Revenues ........................     6,651     1,499       858      9,008
Operating income ......................       824       821        83      1,728
Total assets ..........................     7,524     1,822     1,066     10,712
Capital expenditures ..................        11         2         1         14
Depreciation and amortization .........       480        23        19        522


Reconciliation of total segment operating income to consolidated operating income (loss):

                                                                Three Months Ended
                                                       -----------------------------------
                                                       March 31, 2001        March 31, 2002
                                                       --------------        --------------
Operating income from reportable segments                  $ 1,193               $ 1,728
Unallocated revenue, other-related parties                      30                    88
Unallocated general and administrative expense              (1,973)               (1,013)
Other corporate unallocated expenses                          (228)                 (176)
                                                           -------               -------
Total consolidated operating income (loss)                 $  (978)              $   627
                                                           =======               =======

(7) DIVESTITURES

On September 20, 2001, the Company sold its wholly-owned subsidiary located in Central and Eastern Europe (C.E.E.), including offices in Poland, Estonia and Bulgaria, to Porterfield International Ltd., ("Buyer") a company wholly-owned by the former managing director of C.E.E. and his wife. The Company received consideration in the form of a promissory note of Buyer in the face amount of $430. The note is payable in 15 monthly installments ending on December 1, 2002 and bears interest at the fixed rate of 6.75% per year. A net asset deficiency of the C.E.E. operations of $(3), at the time of the sale, offset by accrued expenses of $180, directly related to the sale,

                          AXS-ONE INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (CONTINUED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


resulted in a deferred gain of approximately $253, which the Company recorded in accordance with the Securities and Exchange Commission's Staff Accounting Bulletin No. 81 (SAB 81), "Gain Recognition on the Sale of a Business or Operating Assets to a Highly Leveraged Entity." In accordance with SAB 81, the Company presented, in the accompanying consolidated balance sheet, the deferred gain as an offset to the note receivable. The Company will recognize such gain when the note receivable is paid, but only after $177 in payments have been made on the note receivable. As of March 31, 2002, the Company has received $196 in payments and recognized $19 of such gain.


The following table sets forth significant financial data of the Central and Eastern Europe subsidiary prior to its disposition included in the consolidated results of operations for the three months ended March 31, 2001:



                                                               Three Months Ended
                                                                  March 31, 2001
                                                                  --------------
Revenues:
  License fees                                                         $ 102
  Services                                                               459
                                                                       -----
  Total revenues                                                         561

Total operating expenses                                                 565
                                                                       -----
Operating loss                                                            (4)
  Other income (expense), net                                            (17)
                                                                       -----
Net loss                                                               $ (21)
                                                                       =====

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Consolidated Interim Financial Statements and Notes thereto and is qualified in its entirety by reference thereto.

This Report contains statements of a forward-looking nature within the meaning of the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, relating to future events or the future financial performance of AXS-One. Investors are cautioned that such statements are only predictions and that actual events or results may differ materially. In evaluating such statements, investors should specifically consider the various factors identified in this Report which could cause actual results to differ materially from those indicated by such forward-looking statements, including the matters set forth in "Business--Risk Factors" in our 2001 Annual Report on Form 10K.

OVERVIEW

We are a provider of e-Business solutions for global 2000 companies, professional service organizations (PSOs) and financial managers who have implemented high-volume, scalable and secure business solutions for hundreds of customers across the globe.

We supply a suite of e-commerce solutions based upon our next generation n-tier Internet-architecture. This family of products, e-Cellerator(TM) products, is designed to meet the needs of organizations that wish to conduct business across the Internet. e-Cellerator products are used to build two families of solutions, AXS-One(TM) Enterprise solutions and AXSPoint(R) solutions. AXS-One Enterprise solutions are designed to enable businesses to conduct business transactions across the Internet. AXSPoint solutions are designed to enable organizations to exchange information and knowledge across the Internet. These two families of solutions were announced in the fourth quarter of 1999, and AXS-One Enterprise solutions and AXSPoint solutions modules were made available throughout 2000 and 2001. See "Item 1. Business" in our 2001 Annual Report on Form 10K.

We have experienced, and may in the future experience, significant fluctuations in our quarterly and annual revenues, results of operations and cash flows. We believe that domestic and international operating results and cash flows will continue to fluctuate significantly in the future as a result of a variety of factors, including the timing of revenue recognition related to significant license agreements, the lengthy sales cycle for our products, the proportion of revenues attributable to license fees versus services, the utilization of third parties to perform services, the amount of revenue generated by resales of third party software, changes in product mix, demand for our products, the size and timing of individual license transactions, the introduction of new products and product enhancements by us or our competitors, changes in customers' budgets, competitive conditions in the industry and general economic conditions. For a description of certain factors that may affect our operating results, see "Business--Risk Factors" in our 2001 Annual Report on Form 10K.

We incurred net losses of $3.7 million, $0.3 million and $4.7 million in 1999, 2000 and 2001, respectively, and operating losses of $1.2 million, $0.2 million and $4.1 million in 1999, 2000 and 2001, respectively. Operating losses incurred by our French and German subsidiaries, which were sold in 1999, totaled $2.4 million for 1999. The 1999 net loss includes a $2.2 million loss on sales of subsidiaries. Operating losses incurred by the Central and Eastern Europe subsidiary, which was sold in 2001 totaled $1.0 million, $0.6 million and $0.3 million for 1999, 2000 and 2001, respectively. We reported net income of $0.4 million for the three months ended March 31, 2002 and operating income of $0.6 million for the same period.

NEW ACCOUNTING STANDARDS

In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS Nos. 141 and 142 (SFAS 141 and SFAS 142), "Business Combinations" and "Goodwill and Other Intangible Assets." SFAS 141 replaces APB 16 and requires the purchase method of accounting prospectively. It also provides guidance on the recognition of intangible assets apart from goodwill. SFAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Under SFAS 142, goodwill will be tested annually and whenever events or circumstances occur indicating that goodwill might be impaired. SFAS 141 and SFAS 142 are effective for all business combinations completed after June 30, 2001. Upon adoption of SFAS 142, amortization of goodwill recorded for business combinations consummated prior to July 1, 2001 will cease, and intangible assets acquired prior to July 1, 2001 that do not meet the criteria for recognition under SFAS 141 will be reclassified to goodwill. Companies are required to adopt SFAS 142 for fiscal years beginning after December 15, 2001. In connection with the adoption of SFAS 142, companies will be required to perform a transitional goodwill impairment assessment. The adoption of SFAS 141 on July 1, 2001 had no effect on our consolidated financial position or results of operations. The adoption of SFAS 142 on January 1, 2002 had no effect on our consolidated financial position or results of operations.

In August 2001, the FASB issued Statement No. 144 (SFAS 144) "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." The adoption of SFAS 144 was required beginning January 1, 2002. We do not believe the adoption of SFAS No. 144 will have a material effect on our consolidated financial position or results of operations.


In November 2001, the FASB EITF reached a consensus to issue a FASB Staff Announcement Topic No. D-103 (re-characterized in January 2002 as EITF Issue No. 01-14), "Income Statement Characterization of Reimbursement Received for `Out-of-Pocket' Expenses Incurred" which clarifies that reimbursements received for out-of-pocket expenses incurred should be characterized as revenue in the statement of operations. This consensus should be applied in financial reporting periods beginning after December 15, 2001. Upon application of this consensus, comparative financial statements for prior periods should be reclassified to comply with the guidance in this consensus. The adoption of this consensus on January 1, 2002 resulted in an increase to services revenue and cost of services of $0.3 million for each of the three month periods ended March 31, 2001 and 2002. There was no effect on either our consolidated operating income (loss) or net income (loss).

EURO CURRENCY

On January 1, 1999, certain countries of the European Union established fixed conversion rates between their existing currencies and one common currency, the euro. The euro then began to trade on currency exchanges and to be used in business transactions. Beginning in January 2002, new euro-denominated currencies were issued. The existing local currencies will be withdrawn from circulation by July 1, 2002. We derived approximately 34.5% of our total revenues outside the United States for 2001, a significant portion of which was in Europe. Excluding our subsidiary in Central and Eastern Europe which was sold in 2001 (See Note 7 to the Consolidated Interim Financial Statements), we derived approximately 31.9% of our total revenues outside the United States for 2001. We derived approximately 29.1% of our total revenues outside the United States for the three months ended March 31, 2002. We believe the euro conversion will not have a material effect on our consolidated financial position or results of operations.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated, certain operating data, and data as a percentage of total revenues both including and excluding the Central and Eastern Europe (C.E.E.) subsidiary (including offices in Poland, Bulgaria and Estonia) sold in 2001:

                                                                                                     Three Months Ended
                                                  Three Months Ended March 31, 2001                    March 31, 2002
                                            -----------------------------------------------   --------------------------------
                                                                               Data as a                       Data as a
                                                As                 Excluding   percent of             As       percent of
(in thousands)                               Reported    C.E.E.     C.E.E.       revenue           Reported      revenue
                                            -----------------------------------------------       -------------------------
                                                             (Unaudited)                                (Unaudited)
Revenues:
      License fees                              $ 2,323     $ 102     $ 2,221         19.6 %          $ 1,184         13.0 %
      Services                                    9,546       459       9,087         80.1              7,824         86.0
      Other-related parties                          30         -          30          0.3                 88          1.0
                                            -----------------------------------------------       -------------------------
          Total revenues                         11,899       561      11,338        100.0              9,096        100.0
                                            -----------------------------------------------       -------------------------

Operating expenses:
      Cost of license fees                          335        48         287          2.5                365          4.0
      Cost of services                            5,430       287       5,143         45.4              3,807         41.9
      Sales and marketing                         3,164       236       2,928         25.8              1,516         16.7
      Research and development                    1,899         -       1,899         16.7              1,716         18.9
      General and administrative                  2,049        (6)      2,055         18.1              1,065         11.7
                                            -----------------------------------------------       -------------------------
          Total operating expenses               12,877       565      12,312        108.6              8,469         93.1
                                            -----------------------------------------------       -------------------------
Operating income (loss)                            (978)       (4)       (974)        (8.6)               627          6.9
                                            -----------------------------------------------       -------------------------
Other income (expense):
      Interest income                                21         -          21          0.2                 13          0.1
      Interest expense                             (104)      (17)        (87)        (0.8)               (87)        (1.0)
      Gain on sale of subsidiary                      -         -           -            -                 19          0.2
      Equity in losses in joint ventures            (40)        -         (40)        (0.4)               (97)        (1.1)
      Other income (expense), net                   (71)        -         (71)        (0.6)               (78)        (0.9)
                                            -----------------------------------------------       -------------------------
          Other expense, net                       (194)      (17)       (177)        (1.6)              (230)        (2.5)
                                            -----------------------------------------------       -------------------------
Net income (loss)                              $ (1,172)    $ (21)   $ (1,151)       (10.2)%            $ 397          4.4 %
                                            ===============================================       =========================



NOTE: The following discussions relate to changes in the results of operations excluding C.E.E. for the periods presented.

TOTAL REVENUES

Total revenues decreased $2.2 million or 19.8% for the three months ended March 31, 2002, as compared to the three months ended March 31, 2001. The decrease in 2002 was mainly attributable to a decrease of $0.8 million in license revenue and $0.8 million in services revenue in the US operations, and a decrease of $0.6 million in revenues from our foreign subsidiaries. This was primarily the result of a slow down in the economy in the United States, the effects of which are being felt throughout the software industry, increased competition in the services industry, and to a lesser degree, a decline in certain foreign markets.

We derived approximately $3.2 million and $2.6 million or 28.9% and 29.1%, respectively, of our total revenues from customers outside of the United States for the three months ended March 31, 2001 and 2002, respectively. We expect that such revenues will continue to represent a significant percentage of our total revenues in the future. Most of our international license fees and service revenues are denominated in foreign currencies. Fluctuations in the value of foreign currencies relative to the US dollar in the future could result in fluctuations in our revenue.

LICENSE FEES

License fees include revenues from software license agreements we entered into with our customers with respect to both our products and, to a lesser degree, third party products resold by us. Total license fees decreased approximately $1.0 million or 46.7% for the three months ended March 31, 2002, as compared to the three months ended March 31, 2001. The decrease is mainly as a result of the absence of a large license deal from one customer as noted below. License fees for the March 31, 2002 period included $0.6 million or 52.8% of total license fees for three customers. License fees for the March 31, 2001 period included $1.2 million or 52.3% of total license fees for one customer.

SERVICE REVENUES

Service revenues include fees from software maintenance agreements, training, consulting services including installation and custom programming. Maintenance fees, including first year maintenance, which is allocated from the total license arrangements based on VSOE, are recognized ratably over the period of the maintenance agreement. Training, consulting, and custom programming revenues are recognized as the services are performed.

Service revenues decreased $1.3 million or 13.9% for the three months ended March 31, 2002, as compared to the three months ended March 31, 2001. The majority of the decrease relates to a $0.8 million decrease in consulting revenue resulting from fewer demands for upgrades in the installed base, thus less implementation services. The decrease is also a result of a $0.4 million decrease in maintenance revenues. Maintenance revenues for the three months ended March 31, 2001 was higher than the first quarter of 2002 because it included revenues from customers related to prior year negotiated settlements and from incremental maintenance for continued support of older versions of our software no longer supported under current maintenance agreements.

The following table sets forth for the periods indicated each major category of our service revenues as a percent of total service revenues:

                                      Three Months Ended March 31,
                            ----------------------------------------------
(in thousands)                    2001(a)                    2002
                            ----------------------------------------------
                            Amount    % of Total       Amount    % of Total
                            ----------------------------------------------
Maintenance                 $4,290       47.2%         $3,879       49.6%
Consulting                   4,649       51.2%          3,863       49.3%
Training                        47        0.5%             29        0.4%
Custom programming             101        1.1%             53        0.7%
                            ----------------------------------------------
Total services revenue      $9,087      100.0%         $7,824      100.0%
                            ==============================================

(a) Excluding C.E.E.

OTHER -RELATED PARTIES

During January 2001, we entered into two South African joint ventures: AXS-One African Solutions (Pty) Ltd ("African Solutions") and Hospitality Warehouse
(Pty) Ltd ("Hospitality Warehouse"). African Solutions sells and services our suite of products. Hospitality Warehouse uses our procurement software and generates fees for purchases made by member companies in the hospitality industry. Ownership is 50% or less in each joint venture. We use the equity method of accounting for our investments in 20 to 50-percent-owned companies. Under the equity method, investments are stated at cost plus or minus our equity in undistributed earnings or losses. Revenues for the three months ended March 31, 2002 from these joint ventures include management fee revenue of $87 thousand and consulting related revenue of $1 thousand.

COST OF LICENSE FEES

Cost of license fees consist primarily of amortization of capitalized software development costs and amounts paid to third parties with respect to products we resold in conjunction with the licensing of our products. The elements can vary substantially from period to period as a percentage of license fees.

Cost of license fees increased $78 thousand or 27.2% during the three months ended March 31, 2002 as compared to the three months ended March 31, 2001 primarily due to an increase of $72 thousand in amortization of capitalized software development costs.

COST OF SERVICES

Cost of services consists primarily of personnel and third party costs for product quality assurances, training, installation, consulting and customer support.

Cost of services decreased $1.3 million or 26.0% for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001. The decrease is primarily due to a decrease of $0.9 million in personnel related costs and $0.1 million in variable compensation expense due to a decrease in headcount. The decrease is also related to a decrease of $0.2 million in cost of third party services in the United States. As a percentage of service revenues, cost of services was materially the same for both periods.

SALES AND MARKETING

Sales and marketing expenses consist primarily of salaries, commission and bonuses related to sales and marketing personnel, as well as travel and promotional expenses.

Sales and marketing expenses decreased $1.4 million or 48.2% for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001. The decrease is primarily a result of a decrease in both personnel costs and variable compensation expense of $1.0 million and $0.2 million, respectively, due to lower headcount and a decrease of $0.1 million in marketing program expenses due primarily to a decrease in market research and public relations expenses.

RESEARCH AND DEVELOPMENT

Research and development expenses consist primarily of personnel costs, costs of equipment, facilities and third party software development costs. Research and development expenses are generally charged to operations as incurred. However, certain software development costs are capitalized in accordance with Statement of Financial Accounting Standards No. 86 (SFAS 86), "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." Such capitalized software development costs are generally amortized to cost of license fees on a straight-line basis over periods not exceeding three years.

Research and development expenses decreased $0.2 million or 9.6% for the three months ended March 31, 2002 as compared the three months ended March 31, 2001. We capitalized $0.2 million in software development costs in the first quarter of 2002 as compared to $0.3 million in the first quarter of 2001. The rate of capitalization of software development costs may fluctuate depending on the mix and stage of development of our product development and engineering projects. The decrease in research and development costs for the three months ended March 31, 2002 is primarily the result of a decrease of $0.1 million in capitalized software development costs and $0.1 million in variable compensation expense.

GENERAL AND ADMINISTRATIVE

General and administrative expenses consist primarily of salaries for administrative, executive and financial personnel, and outside professional fees. General and administrative expenses decreased $1.0 million or 48.2% for the three months ended March 31, 2002, as compared to the three months ended March 31, 2001. The decrease is primarily as a result of a decrease of $0.4 million in personnel costs and $0.1 million in variable compensation expense as a result of decreased headcount. The decrease is also attributable to a $0.1 million decrease in professional fees resulting from lower legal costs, a $0.1 million decrease in rent expense due to office closings and downsizing of rental space, and an adjustment to bad debt expense of $0.1 million resulting from a payment settlement with one customer.

OTHER INCOME (EXPENSE)

Other income (expense), net increased $(53) thousand for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001. The increased expense is primarily due to an increase of $57 thousand of equity in losses related to two joint ventures entered into during the first quarter of 2001 by our South Africa operations partially offset by the gain on the sale of our C.E.E. subsidiary of $19 thousand. Interest expense relates to the interest on the revolving line of credit and term loan. (See Note 2 to the Consolidated Interim Financial Statements.)

RESTRUCTURING AND OTHER COSTS

During June 2001, based on weakening economies, especially in the United States and to a lesser degree in certain foreign locations, we eliminated 45 positions in the United States. In addition, in certain foreign locations, we eliminated eight positions, wrote-off certain non-performing assets and cumulative foreign currency translation adjustment and recorded a charge for remaining leases. We recorded a charge to operations in the second quarter of 2001 totaling approximately $1.1 million for these items, reflecting approximately $0.6 million in termination costs of those personnel as well as $0.3 million in asset and cumulative foreign currency translation adjustment write-offs and $0.2 million in lease costs. During the third and fourth quarters of 2001, we adjusted downward the charge to operations by approximately $(0.2) million and $(0.1) million respectively, reflecting revised termination and lease costs. These revisions resulted from management's decision to retain certain employees in one of the foreign locations to develop software enhancements for the Tivity Solutions segment. The activity related to this restructuring is as follows:


(in thousands)                                                                 Asset and
                                                                               Cumulative
                                                                               Foreign
                                                                               Currency
                                                                 Employee      Translation
                                                                 Termination   Adjustment      Lease     Total
                                                                 Costs         Write-offs      Costs     Costs
                                                                 ---------------------------------------------
Restructuring and other costs recorded in June 2001              $   603       $     300       $ 200    $1,103
Write-off of assets and cumulative foreign currency
  Translation adjustment                                              --            (300)         --      (300)
Revision of the restructuring costs in September 2001               (138)             --         (28)     (166)
Revision of the restructuring costs in December 2001                  --              --        (140)     (140)
Cash payments through March  31, 2002                               (465)             --         (32)     (497)
                                                                 ---------------------------------------------
Restructuring liability at March 31, 2002                        $    --       $      --       $  --    $   --
                                                                 =============================================


SEGMENT INFORMATION

Beginning on January 1, 2000, we reorganized into three separate business segments. (See Note 6 to the Consolidated Interim Financial Statements). For the three months ended March 31, 2002, the AXS-One Enterprise solutions segment had license fee revenues, services revenue and operating income of $0.5 million, $6.1 million and $0.8 million, respectively, as compared to $2.0 million, $7.4 million and $1.2 million, respectively, for the three months ended March 31, 2001, relating mainly to revenues earned from the installed base. License fees were higher for the three months ended March 31, 2001 due to a $1.2 million sale to one customer. Service revenues decreased due to fewer demands for upgrades in the installed base in the first quarter of 2002 as well as the sale of our subsidiary located in C.E.E which had approximately $0.5 million in services revenue for the three month ended March 31, 2001. The AXSPoint solutions segment had license fee revenues, services revenue and operating income of $0.4 million, $1.1 million and $0.8 million, respectively, for the three months ended March 31, 2002, as compared to $0.3 million, $1.0 million and $0.2 million, respectively, for the three months ended March 31, 2001. The increase in license revenues was due to sales to two existing customers. The Tivity solutions segment had license fee revenues and services revenue of $0.3 million and $0.6 million, respectively, for the three months ended March 31, 2002, as compared to no license fee revenue and $1.1 million of services revenue for the comparable prior year period. The increase in license fee revenue for the three months ended March 31, 2002 from the comparable prior year period was primarily due to a license sale to one customer in the U.S. operation. The decrease in services revenue for the three months ended March 31, 2002 as compared to the comparable prior year period was the result of a decrease in consulting revenue due to decreased demand for upgrades in the installed base. Tivity had operating income of $0.1 million for the three months ended March 31, 2002 as compared to an operating loss of $(0.2) million for the comparable prior year period primarily as a result of a decrease in cost of services and sales and marketing expense, partially offset by a decrease in services revenue.

CRITICAL ACCOUNTING POLICIES

Our critical accounting policies are as follows:

    o Revenue recognition and

    o Capitalized software development costs.


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


We recognize revenue in accordance with Statement of Position 97-2, "Software Revenue Recognition" ("SOP 97-2"), and Statement of Position 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions." Revenue from non-cancelable software licenses is recognized when the license agreement has been signed, delivery has occurred, the fee is fixed or determinable and collectibility is probable. In multiple element arrangements, we defer the VSOE related to the undelivered elements and recognize revenue on the delivered elements using the residual method. The most commonly deferred element is initial maintenance, which is recognized on a straight-line basis over the initial maintenance term. The VSOE of maintenance is determined by using a consistent percentage of maintenance fee to license fee. Maintenance fees in subsequent years are recognized on a straight-line basis over the life of the applicable agreement. Delivery of software generally occurs when the product (on CDs) is delivered to a common carrier.

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

Revenues from joint ventures (included in Revenues: Other-Related Parties in the our Consolidated Statements of Operations) includes consulting revenue for the joint ventures' use of AXS-One's South African subsidiary's consultants and for management fees from AXS-One's subsidiary providing managerial, technical and other related services to the joint ventures in accordance with the joint venture agreements. Revenue is recognized upon performance of the services. For all our revenue transactions, we assess whether the fee is fixed and determinable and whether or not collection is reasonably assured. We assess whether the fee is fixed and determinable based on the payment terms associated with the transaction. If a significant portion of a fee is due after our normal payment terms, which are 30 to 90 days from invoice date, we account for the fee as not being fixed and determinable. In these cases, we recognize revenue as the fees become due.

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

LIQUIDITY AND CAPITAL RESOURCES

The available amount under the revolving line of credit at March 31, 2002 was approximately $1.4 million. There was no available amount under the term loans at March 31, 2002. (See Note 2 to the Consolidated Interim Financial Statements).

We are required to comply with quarterly and annual financial statement reporting requirements, as well as certain restrictive financial covenants. The ability to continue to borrow under the Agreement is dependent upon future compliance with such covenants and available collateral. Management believes that our projected operating results throughout 2002 will result in compliance under the Agreement, although there can be no assurances that such operating results will be achieved.

Our operating activities provided cash of $0.1 million and $0.5 million for the three months ended March 31, 2001 and 2002, respectively. Net cash provided by operating activities during the three months ended March 31, 2001 was comprised primarily of an increase in deferred revenue offset by the net loss and a decrease in accounts payable and accrued expenses. Net cash provided by operating activities during the three months ended March 31, 2002 was comprised of the net income and an increase in deferred revenue partially offset by a decrease in accounts payable and accrued expenses and an increase in accounts receivable, prepaid expenses, and other current assets.

Our investing activities used cash of $0.6 million and $0.1 million for the three months ended March 31, 2001 and 2002, respectively. The uses of cash for the three months ended March 31, 2001 were for capitalized software development costs and the purchase of equipment and leasehold improvements. For the three months ended March 31, 2002 uses of cash were primarily for capitalized software development costs partially offset by proceeds received from the sale of the C.E.E. subsidiary.

Cash used in financing activities of $0.2 million during the three months ended March 31, 2001 related mainly to repayments of debt partially offset by borrowings against the term loan. Cash used by financing activities was $0.4 million during the three months ended March 31, 2002, and related mainly to repayments of debt.

We have no significant capital commitments. Planned capital expenditures for 2002 total approximately $1.0 million, including any software development costs that may qualify for capitalization under SFAS 86. Our aggregate minimum operating lease payments for 2002 will be approximately $1.6 million. We have experienced recurring net losses of $3.7 million, $0.3 million and $4.7 million during the years ended December 31, 1999, 2000 and 2001, respectively. Additionally, as a result of intense competition and rapid technological change together with the slowing economy we have also experienced declining license and service revenues. In response to these conditions, management has pursued and is continuing to pursue several initiatives to improve operating results and liquidity and better position AXS-One to compete under current market conditions. This included, but was not limited to, our restructuring effort in June, 2001 (See Note 5: Restructuring and Other Costs) whereby we were able to reduce costs sufficiently to allow us to generate net income of $0.5 million, $0.9 million, and $0.4 million for the quarters ended September 30 and December 31, 2001 and March 31, 2002, respectively. Due to these efforts, we expect that our operating cash flow and available financial resources will be sufficient to fund our working capital requirements through 2002. However, our ability to achieve the anticipated results is affected by the extent of cash generated from operations and the pace at which we utilize our available resources. There is also the risk that cash held by our foreign subsidiaries will not be readily available in our U.S. operations to pay our debt and other obligations as the transfer of funds is subject to various foreign government restrictions. Accordingly, we may in the future be required to seek additional sources of financing or future accommodations from our existing lender. No assurance can be given that management's initiatives will be successful or that any such additional sources of financing or lender accommodations will be available.

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

The information below summarizes our market risk associated with our variable rate debt obligation as of March 31, 2002. Fair value included herein has been estimated taking into consideration the nature and term of the debt instrument and the prevailing economic and market conditions at the balance sheet date. The table below presents principal cash flows by year of maturity based on the terms of the debt. The variable interest rate disclosed represents the rate at March 31, 2002, which is the minimum rate in accordance with the agreement. Changes in the prime interest rate during fiscal 2002 in excess of the minimum interest rate of 8% per annum will have a positive or negative effect on our interest expense. Each 1% fluctuation in the prime interest rate will increase or decrease our annual interest expense on our variable debt by approximately $3,220 based on the debt outstanding as of March 31, 2002. Further information specific to our debt is presented in Note 2 to the Consolidated Interim Financial Statements.


                                 (IN THOUSANDS)
                      VARIABLE                                     YEAR OF
                      INTEREST        ESTIMATED      CARRYING      MATURITY
DESCRIPTION           RATE            FAIR VALUE     AMOUNT        2002
--------------------------------------------------------------------------------
A Term loan           8.00%           $322           $322          $322

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS AND FINANCIAL CONDITION AND THE MARKET PRICE OF SECURITIES

See our 2001 Annual Report on Form 10K for a discussion of risk factors.

                                  AXS-ONE INC.
                                     Part II
                                Other Information


ITEM 1.  LEGAL PROCEEDINGS

Historically, we have been involved in disputes and/or litigation encountered in our normal course of business. We believe that the ultimate outcome of these proceedings will not have a material adverse effect on our business, consolidated financial condition, results of operations or cash flows.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits - None
(b)    Reports on Form 8-K - None

                                  AXS-ONE INC.



                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    AXS-ONE INC.


DATE:    May 13, 2002               By:  /s/ John A. Rade
                                        ----------------------------------------
                                        John A. Rade
                                        Chief Executive Officer,
                                        President and Director


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