Form 10-Q
period 2002-06-30
AXS ONE INC
filed 2002-08-13
CIK 947427

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarter ended June 30, 2002	Commission File Number	1-13591

AXS-ONE INC.

(Exact name of registrant as specified in its charter)

Delaware	13-2966911
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

301 Route 17 North, Rutherford, New Jersey	07070
(Address of principal executive offices)	(Zip Code)

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

YES  ☒    NO  ☐

Number of shares outstanding of the issuer’s common stock as of August 5, 2002

Class	Number of Shares Outstanding
Common Stock, par value $0.01 per share	24,809,742

AXS-ONE INC.

AXS-ONE INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(Unaudited)

	December 31, 2001	June 30, 2002
ASSETS
Current assets:
Cash and cash equivalents	$1,048	$651
Restricted cash	44	70
Note receivable - net of deferred gain on sale of subsidiary of $250 and $180 at December 31, 2001 and June 30, 2002, respectively	83	—
Accounts receivable, net of allowance for doubtful accounts of $657 and $444 at December 31, 2001 and June 30, 2002, respectively	4,544	6,396
Prepaid expenses and other current assets	469	695
Total current assets	6,188	7,812
Equipment and leasehold improvements, at cost:
Computer and office equipment	10,392	10,496
Furniture and fixtures	952	967
Leasehold improvements	1,030	1,064
	12,374	12,527
Less–accumulated depreciation and amortization	11,645	12,106
	729	421
Capitalized software development costs, net of accumulated amortization of $6,815 and $7,465 at December 31, 2001 and June 30, 2002, respectively	2,908	2,653
Investment in and loans to joint ventures	184	61
Other assets	51	97
	$10,060	$11,044

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current portion of long-term debt	$1,800	$2,924
Accounts payable	2,202	2,137
Accrued expenses	4,109	3,636
Due to joint venture	—	59
Deferred revenue	8,782	9,352
Total current liabilities	16,893	18,108
Long-term liabilities:
Long-term debt, net of current portion	1,347	447
Commitments and contingencies
Stockholders’ deficit:
Preferred stock, $.01 par value, authorized 5,000 shares, no shares issued and outstanding	—	—
Common stock, $.01 par value, authorized 50,000 shares; 24,785 and 24,804 shares issued and outstanding at December 31, 2001 and June 30, 2002, respectively	248	248
Additional paid-in capital	72,032	72,038
Accumulated deficit	(80,693)	(80,117)
Accumulated other comprehensive income	233	320
Total stockholders’ deficit	(8,180)	(7,511)
	$10,060	$11,044

The accompanying notes are an integral part of these consolidated financial statements.

AXS-ONE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2001	June 30, 2002	June 30, 2001	June 30, 2002

Revenues:
License fees	$918	$740	$3,241	$1,924
Services	8,748	8,522	18,294	16,346
Other - related parties	212	101	242	189
Total revenues	9,878	9,363	21,777	18,459

Operating expenses:
Cost of license fees	406	337	741	702
Cost of services	5,130	3,888	10,560	7,695
Sales and marketing	3,097	1,920	6,261	3,436
Research and development	1,832	1,710	3,731	3,426
General and administrative	3,018	1,056	5,067	2,121
Restructuring and other costs	1,103	—	1,103	—
Total operating expenses	14,586	8,911	27,463	17,380
Operating income (loss)	(4,708)	452	(5,686)	1,079
Other income (expense):
Interest income	74	10	95	23
Interest expense	(98)	(88)	(202)	(175)
Gain on sale of subsidiary	—	51	—	70
Equity in losses of joint ventures	(34)	(200)	(74)	(297)
Other expense, net	(95)	(46)	(166)	(124)
Other expense, net	(153)	(273)	(347)	(503)
Net income (loss)	$(4,861)	$179	$(6,033)	$576

Basic net income (loss) per common share	$(0.20)	$0.01	$(0.24)	$0.02
Weighted average basic common shares outstanding	24,785	24,804	24,785	24,798
Diluted net income (loss) per common share	$(0.20)	$0.01	$(0.24)	$0.02
Weighted average diluted common shares outstanding	24,785	25,673	24,785	25,764

The accompanying notes are an integral part of these consolidated financial statements.

AXS-ONE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2002	2001	2002

Net income (loss)	$(4,861)	$179	$(6,033)	$576
Foreign curency translation adjustment	47	75	(5)	87
Reclassification adjustment for losses included in net loss	240	—	240	—
Comprehensive income (loss)	$(4,574)	$254	$(5,798)	$663

The accompanying notes are an integral part of these consolidated financial statements.

AXS-ONE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2001	2002

Cash flows from operating activities:
Net income (loss)	$(6,033)	$576
Adjustments to reconcile net income (loss) to net cash flows used in operating activities
Increase in cash surrender value of officers’ life insurance	—	(38)
Depreciation and amortization	1,036	1,019
Recovery of doubtful accounts, net of provisions	(106)	(108)
Gain on sale of subsidiary	—	(70)
Loss on equity method investments	74	297
Loss on disposal of equipment and leasehold improvements	17	—
Non-cash portion of restructuring and other costs	308	—
Non-cash portion of consulting services	—	140
Changes in current assets and liabilities
Restricted cash	—	(22)
Accounts receivable	566	(1,613)
Prepaid expenses and other current assets	(212)	(201)
Accounts payable and accrued expenses	414	(785)
Deferred revenue	2,324	512
Net cash flows used in operating activities	(1,612)	(293)

Cash flows from investing activities:
Change in other assets	29	(6)
Proceeds from sale of subsidiary	—	16
Loan to joint venture	—	(104)
Capitalized software development costs	(550)	(395)
Purchase of equipment and leasehold improvements	(459)	(46)
Net cash flows used in investing activities	(980)	(535)

Cash flows from financing activities:
Proceeds from exercise of stock options and warrants	—	6
Net borrowings from revolving line of credit	582	1,124
Proceeds from issuance of long-term debt	1,500	—
Payments of long-term debt and capital lease obligations	(875)	(900)
Net cash flows provided by financing activities	1,207	230
Foreign currency exchange rate effects on cash and cash equivalents	(56)	201
Net decrease in cash and cash equivalents	(1,441)	(397)
Cash and cash equivalents, beginning of period	2,207	1,048
Cash and cash equivalents, end of period	$766	$651

Supplemental disclosures of cash flow information:
Cash paid during the period for -
Interest	$182	$180
Income taxes	$5	$9

Non-cash investing activities -
Investment in joint ventures	$142	$—

Consulting services received in lieu of payment on note receivable	$—	$140

The accompanying notes are an integral part of these consolidated financial statements.

AXS-ONE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(In thousands, except per share data)

(1) OPERATIONS, BUSINESS CONDITIONS AND SIGNIFICANT ACCOUNTING POLICIES

The Company designs, markets and supports n-tier, Internet-enabled, client/server, e-commerce, financial, workflow, and desktop data access and storage software solutions for global 2000 businesses, and scheduling and time and expenses solutions for professional services organizations.  The Company also offers consulting, installation, training and maintenance services in support of its customers’ use of its software products.

(a) Basis of Presentation

The accompanying consolidated financial statements include the accounts of AXS-One Inc. (formerly known as Computron Software, Inc.) and its wholly owned subsidiaries located in Australia, Canada, Central and Eastern Europe (through August 31, 2001 – see Note 7), Singapore, South Africa, and the United Kingdom (collectively, the “Company”).  During the first quarter of 2001, the Company’s South Africa operations entered into two joint ventures.  Ownership is 50% or less in both entities.  All significant intercompany transactions and balances have been eliminated.  The Company uses the equity method of accounting for its joint ventures that it owns between 20 and 50 percent.  Under the equity method, investments are stated at cost plus or minus the Company’s equity in undistributed earnings or losses.

The unaudited consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America and, in the opinion of management, contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair presentation of these consolidated financial statements.

These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s 2001 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

The results of operations for the six-month period ended June 30, 2002 are not necessarily indicative of results to be expected for any future periods.

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

The majority of the Company’s training and consulting services are billed based on hourly rates.  The Company generally recognizes revenue as these services are performed.  However, when the Company enters into an arrangement that requires it to perform significant work either to alter the underlying software or to build additional complex interfaces so that the software performs as the customer requests, the Company recognizes the entire fee using contract accounting.  This would apply to the Company’s custom programming services which are generally contracted on a fixed fee basis.

AXS-ONE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (continued)

(In thousands, except per share data)

Revenues from joint ventures (included in Revenues: Other-Related Parties in the Company’s Consolidated Statements of Operations) includes consulting revenue for the joint ventures’ use of the Company’s South African subsidiary’s consultants and for management fees for the Company’s subsidiary providing managerial, technical and other related services to the joint ventures in accordance with the joint venture agreements.  Revenue is recognized upon performance of the services.

For all the Company’s revenue transactions, the Company assesses whether the fee is fixed and determinable and whether or not collection is reasonably assured.  The Company assesses whether the fee is fixed and determinable based on the payment terms associated with the transaction.  If a significant portion of a fee is due after the Company’s normal payment terms, which are 30 to 90 days from invoice date, it accounts for the fee as not being fixed and determinable.  In these cases, the Company recognizes revenue as the fees become due.

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

In November 2001, the FASB EITF reached a consensus to issue a FASB Staff Announcement Topic No. D-103 (re-characterized in January 2002 as EITF Issue No. 01-14), “Income Statement Characterization of Reimbursement Received for ‘Out-of-Pocket’ Expenses Incurred” which clarifies that reimbursements received for out-of-pocket expenses incurred should be characterized as revenue in the statement of operations.  This consensus should be applied in financial reporting periods beginning after December 15, 2001.  Upon application of this consensus, comparative financial statements for prior periods should be reclassified to comply with the guidance in this consensus.  For the three and six months ended June 30, 2001, the adoption of the consensus resulted in a reclassification to services revenue and cost of services of $0.3 million and $0.6 million, respectively.

(2) REVOLVING LINE OF CREDIT AND LONG-TERM DEBT

On March 31, 1998, the Company entered into a Loan and Security Agreement (“Agreement”) which contained a revolving line of credit and a term loan (the “Initial Term Loan”).

Borrowings under the revolving line of credit bear annual interest at prime rate plus 1.25% subject to a minimum interest rate of 8.0% per annum.  The Agreement provides for yearly fees as follows:  (i) $111 in year one, $86 in years two and three, $77 in year four, $74 in years five and six and (ii) an unused revolving line of credit fee of .375% per annum.  The Agreement is secured by substantially all domestic assets of the Company together with a pledge of 65% of the stock of its foreign subsidiaries, and contains certain restrictive financial covenants. Under the revolving line of credit the Company currently has available the lesser of $5 million or 85% of eligible receivables, as defined.  The net remaining amount available under the revolving line of credit at June 30, 2002 was approximately $0.1 million.

The Initial Term Loan provided for $5 million available in one drawdown which the Company borrowed on the closing date in 1998.  The Initial Term Loan bears interest at the prime rate as defined (4.75% per annum at June 30, 2002) plus 1.5% subject to a minimum interest rate of 8.0% per annum.

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

The A Term Loan bears interest at the rate of prime as defined (4.75% per annum at June 30, 2002) plus 1.5% subject to a minimum interest rate of 8.0% per annum.  The B Term Loan bears interest at the fixed rate of 12.0% per annum.

Effective March 16, 2001, the Company further amended the Agreement (Amendment No. 9) in order to make available an additional term loan (the “Additional B Term Loan”) in the original principal amount of up to $2.0 million, of which the Company borrowed only $750 on April 30, 2001 and $500 on May 30, 2001, to extend the termination date of the credit facility to March 31, 2004 and to establish restrictive financial covenants for 2001.  The availability of the Additional B Term Loan was subject to the Company’s compliance with the 2001 financial covenants.

On June 29, 2001, the Company further amended the Agreement (Amendment No. 10) to make available an additional term loan (the “Second Additional B Term Loan”) in the original principal amount of $500 which was borrowed on July 31, 2001, to eliminate the financial covenant requirement for June 30, 2001, and to set two new monthly covenants for the remainder of 2001 based on EBITDA (earnings before interest, taxes and depreciation and amortization) and minimum revenue requirements.  The Company was in compliance with these new monthly covenants through December 31, 2001.

On March 13, 2002, the Company further amended the Agreement (Amendment No. 11) to set new financial covenants for the year 2002 based on EBITDA.  The Company was in compliance with these new covenants through June 30, 2002.

Effective August 8, 2002, the Company further amended the Agreement (Amendment No. 12) in order to make available an additional term loan (the “Third Additional B Term Loan”) in the original principal amount of up to $1.5 million and to revise the Amendment No. 11 EBITDA covenant for the remainder of 2002.

The aggregate outstanding principal amount of the Term Loans is repayable in monthly installments of $150 beginning September, 2002 over the remaining term of the Loan and Security Agreement, in accordance with Amendment No. 12. Any unpaid principal and interest is due in full on March 31, 2004.

Amendment No. 12 provides a limitation that if the total outstanding balance of the Term Loans exceeds at any time the lesser of (i) 40% of eligible maintenance revenues from August 8, 2002 through December 31, 2002, 25% of eligible maintenance revenues from January 1, 2003 through March 31, 2004 and (ii) $4.5 million, then the Company is required to prepay the principal amount in an amount sufficient to cause the aggregate principal amount of the Term Loans to be less than or equal to the relevant limits set forth above.  As of June 30, 2002, eligible maintenance revenues as defined, totaled approximately $12.0 million.

(3) CONTINGENCIES

The Securities and Exchange Commission (SEC) performed an investigation of the Company and of certain former employees and officers of the Company relating to activities performed through 1996 while they were employees of the Company.  The Company filed a Form 8-K with the SEC on February 15, 2001 disclosing the SEC investigation and its disposition with respect to the Company.  In mid August 2001, the Company was informed by counsel for its former employees and officers, whom the Company knew to be the subject of the SEC investigation, that such counsel had been informed by the SEC that the SEC was no longer pursuing its investigation of their clients.  Under the Company’s certificate of incorporation, and Delaware law, the Company has an indemnification obligation to

AXS-ONE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (continued)

(In thousands, except per share data)

reimburse legal fees to former employees and officers relating to actions taken against them for work performed while they were employed by the Company.  Approximately $0.8 million in such estimated legal fees were recorded in general and administrative expenses during the year ended December 31, 2001.  During the second quarter of 2002, approximately $0.3 million of these charges were reversed due to favorable settlements of outstanding billings with legal firms.  The Company does not anticipate any further costs relating to this matter.

Historically, the Company has been involved in other disputes and/or litigation encountered in its normal course of business.  The Company believes that the ultimate outcome of these proceedings will not have a material adverse effect on the Company’s business, consolidated financial condition, results of operations or cash flows.

(4) BASIC AND DILUTED NET INCOME (LOSS) PER COMMON SHARE

Basic and diluted net income (loss) per common share is presented in accordance with SFAS No. 128, “Earnings per Share” (“SFAS No. 128”).

Basic net income (loss) per common share is based on the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per common share is the same as basic net loss per common share for the three and six months ended June 30, 2001 since the effect of stock options and warrants is anti-dilutive.  Diluted net loss per common share for the three and six months ended June 30, 2001 does not include the effects of outstanding options to purchase 4,937 shares of common stock, and outstanding warrants to purchase 476 shares of common stock, as the effect of their inclusion is anti-dilutive for the periods.  Diluted net income per common share for the three and six months ended June 30, 2002 does not include the effects of outstanding options to purchase 3,612 and 3,570, respectively, shares of common stock and outstanding warrants to purchase 476 shares of common stock for each period as the effect of their inclusion is anti-dilutive for the periods.

The following represents the calculations of the basic and diluted net income (loss) per common share for the three and six months ended June 30, 2001 and 2002.

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2002	2001	2002

Net income (loss)	$(4,861)	$179	$(6,033)	$576

Weighted average basic common shares outstanding during the periods	24,785	24,804	24,785	24,798

Effect of dilutive securities:
Stock options and warrants	—	869	—	966
Weighted average diluted common shares outstanding during the periods	24,785	25,673	24,785	25,764

Basic net income (loss) per common share	$(0.20)	$0.01	$(0.24)	$0.02

Diluted net income (loss) per common share	$(0.20)	$0.01	$(0.24)	$0.02

(5) RESTRUCTURING AND OTHER COSTS

During June 2001, based on weakening economies, especially in the United States and to a lesser degree in certain foreign locations, the Company eliminated 45 positions in the United States.  In addition, in certain foreign locations,

AXS-ONE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (continued)

(In thousands, except per share data)

the Company eliminated eight positions, wrote-off certain non-performing assets and cumulative foreign currency translation adjustment and recorded a charge for remaining leases.  The Company recorded a charge to operations in the second quarter of 2001 totaling approximately $1.1 million for these items, reflecting approximately $0.6 million in termination costs of those personnel as well as $0.3 million in asset and cumulative foreign currency translation adjustment write-offs and $0.2 million in lease costs.  During the third and fourth quarters of 2001, the Company adjusted downward the charge to operations by approximately $(0.2) million and $(0.1) million respectively, reflecting revised termination and lease costs.  These revisions resulted from the Company’s decision to retain certain employees in one of the foreign locations to develop software enhancements for the Tivity Solutions segment.  The activity related to this restructuring is as follows:

	Employee Termination Costs	Asset and Cumulative Foreign Currency Translation Adjustment Write-offs	Lease Costs	Total Costs
Restructuring and other costs recorded in June 2001	$603	$300	$200	$1,103
Write-off of assets and cumulative foreign currency translation adjustment	—	(300)	—	(300)
Revision of the restructuring costs in September 2001	(138)	—	(28)	(166)
Revision of the restructuring costs in December 2001	—	—	(140)	(140)
Cash payments through March 31, 2002	(465)	—	(32)	(497)
Restructuring liability at June 30, 2002	$—	$—	$—	$—

(6)  OPERATING SEGMENTS

The Company is organized into three separate business segments based on products it offers to specific markets as part of its strategy to focus on market opportunities.  The three business segments are as follows:

a)              The AXS-One Enterprise Solutions segment is focused on marketing Enterprise Solutions to global 2000 companies.  AXS-One Enterprise Solutions is also responsible for servicing and managing the Company’s extensive installed base of customers.  Enterprise Solutions enable organizations to achieve process transparency throughout their value chain.

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

	AXS-One Enterprise Solutions	AXSPoint Solutions	Tivity Solutions	Total

Three Months Ended June 30, 2001
Revenues:
License fees	$555	$214	$149	$918
Services	7,062	1,003	683	8,748
Total Revenues	7,617	1,217	832	9,666
Operating loss	(1,166)	(59)	(540)	(1,765)
Total assets	11,179	1,028	943	13,150
Capital expenditures	140	15	17	172
Depreciation and amortization	456	21	35	512

Three Months Ended June 30, 2002
Revenues:
License fees	$361	$370	$9	$740
Services	6,846	1,045	631	8,522
Total Revenues	7,207	1,415	640	9,262
Operating income (loss)	860	777	(81)	1,556
Total assets	8,995	1,396	653	11,044
Capital expenditures	27	2	3	32
Depreciation and amortization	477	7	13	497

Six Months Ended June 30, 2001
Revenues:
License fees	$2,569	$472	$200	$3,241
Services	14,510	2,026	1,758	18,294
Total Revenues	17,079	2,498	1,958	21,535
Operating income (loss)	73	128	(773)	(572)
Total assets	11,179	1,028	943	13,150
Capital expenditures	387	35	37	459
Depreciation and amortization	931	39	66	1,036

Six Months Ended June 30, 2002
Revenues:
License fees	$897	$764	$263	$1,924
Services	12,961	2,150	1,235	16,346
Total Revenues	13,858	2,914	1,498	18,270
Operating income	1,684	1,598	2	3,284
Total assets	8,995	1,396	653	11,044
Capital expenditures	38	4	4	46
Depreciation and amortization	957	30	32	1,019

Reconciliation of total segment operating income to consolidated operating income (loss):

	Three Months Ended June 30,		Six Months Ended June 30
	2001	2002	2001	2002
Operating income (loss) from reportable segments	$(1,765)	$1,556	$(572)	$3,284
Unallocated revenue, other –related parties	212	101	242	189
Unallocated general and administrative expense	(2,952)	(1,071)	(4,925)	(2,084)
Other corporate unallocated expenses	(203)	(134)	(431)	(310)
Total consolidated operating income (loss)	$(4,708)	$452	$(5,686)	$1,079

AXS-ONE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (continued)

(In thousands, except per share data)

(7) DIVESTITURES

On September 20, 2001, the Company sold its wholly-owned subsidiary located in Central and Eastern Europe (C.E.E.), including offices in Poland, Estonia and Bulgaria, to Porterfield International Ltd. (“Buyer”), a company wholly-owned by the former managing director of C.E.E. and his wife.  The Company received consideration in the form of a promissory note of Buyer in the face amount of $430.  The note is payable either in cash or, if we request, an equivalent dollar amount of professional services in 15 monthly installments ending on December 1, 2002 and bears interest at the fixed rate of 6.75% per year.  A net asset deficiency of the C.E.E. operations of $(3), at the time of the sale, offset by accrued expenses of $180, directly related to the sale, resulted in a deferred gain of approximately $253, which the Company recorded in accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin No. 81 (SAB 81), “Gain Recognition on the Sale of a Business or Operating Assets to a Highly Leveraged Entity.”  An additional expense of $3 was recorded during the three months ended June 30, 2002 resulting in a net deferred gain of $250.  In accordance with SAB 81, the Company presented, in the accompanying consolidated balance sheet, the deferred gain as an offset to the note receivable.  The Company recognizes such gain as the note receivable is paid or equivalent value for services is received, but only after $180 is received.  As of June 30, 2002, the Company has received $250 in payments and/or equivalent services and recognized $70 of such gain.

The following table sets forth significant financial data of the Central and Eastern Europe subsidiary prior to its disposition included in the consolidated results of operations for the three and six months ended June 30, 2001:

	Three Months Ended June 30, 2001	Six Months Ended June 30, 2001
Revenues:
License fees	$103	$205
Services	478	937
Total revenues	581	1,142

Total operating expenses	731	1,296
Operating loss	(150)	(154)
Other income, net	60	43
Net loss	$(90)	$(111)

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Consolidated Interim Financial Statements and Notes thereto and is qualified in its entirety by reference thereto.

This Report contains statements of a forward-looking nature within the meaning of the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, relating to future events or the future financial performance of AXS-One.  Investors are cautioned that such statements are only predictions and that actual events or results may differ materially.  In evaluating such statements, investors should specifically consider the various factors identified in this Report which could cause actual results to differ materially from those indicated by such forward-looking statements, including the matters set forth in “Business–Risk Factors” in our 2001 Annual Report on Form 10K.

Overview

We are a provider of e-Business solutions for global 2000 companies, professional service organizations (PSOs) and financial managers who have implemented high-volume, scalable and secure business solutions for hundreds of customers across the globe.

We supply a suite of e-commerce solutions based upon our next generation n-tier Internet-architecture.  This family of products, e-Cellerator™ products, is designed to meet the needs of organizations that wish to conduct business across the Internet.  e-Cellerator products are used to build two families of solutions, AXS-One™ Enterprise solutions and AXSPoint® solutions.  AXS-One Enterprise solutions are designed to enable businesses to conduct business transactions across the Internet.  AXSPoint solutions are designed to enable organizations to distribute and manage information and content across the Internet.  These two families of solutions were announced in the fourth quarter of 1999, and AXS-One Enterprise solutions and AXSPoint solutions modules were made available throughout 2000 and 2001.  See “Item 1.  Business” in our 2001 Annual Report on Form 10K.

We have experienced, and may in the future experience, significant fluctuations in our quarterly and annual revenues, results of operations and cash flows.  We believe that domestic and international operating results and cash flows will continue to fluctuate significantly in the future as a result of a variety of factors, including the timing of revenue recognition related to significant license agreements, the lengthy sales cycle for our products, the proportion of revenues attributable to license fees versus services, the utilization of third parties to perform services, the amount of revenue generated by resales of third party software, changes in product mix, demand for our products, the size and timing of individual license transactions, the introduction of new products and product enhancements by us or our competitors, changes in customers’ budgets, competitive conditions in the industry and general economic conditions.  For a description of certain factors that may affect our operating results, see  “Business—Risk Factors” in our 2001 Annual Report on Form 10K.

We incurred net losses of $3.7 million, $0.3 million and $4.7 million in 1999, 2000 and 2001, respectively, and operating losses of $1.2 million, $0.2 million and $4.1 million in 1999, 2000 and 2001, respectively.  Operating losses incurred by our French and German subsidiaries, which were sold in 1999, totaled $2.4 million for 1999.  The 1999 net loss includes a $2.2 million loss on sales of subsidiaries.  Operating losses incurred by the Central and Eastern Europe subsidiary, which was sold in 2001 totaled $1.0 million, $0.6 million and $0.3 million for 1999, 2000 and 2001, respectively.  We reported net income of $0.2 million and $0.6 million for the three and six months ended June 30, 2002, respectively, and operating income of $0.5 and $1.1 million, respectively, for the same periods.

New Accounting Standards

In August 2001, the FASB issued Statement No. 144 (SFAS 144) “Accounting for the Impairment or Disposal of Long-Lived Assets.”  This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets.  This statement supersedes Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of.”  The adoption of SFAS 144 was required beginning January 1, 2002.  We do not believe the adoption of SFAS No. 144 will have a material effect on our consolidated financial position or results of operations.

In November 2001, the FASB EITF reached a consensus to issue a FASB Staff Announcement Topic No. D-103 (re-characterized in January 2002 as EITF Issue No. 01-14), “Income Statement Characterization of Reimbursement Received for ‘Out-of-Pocket’ Expenses Incurred” which clarifies that reimbursements received for out-of-pocket expenses incurred should be characterized as revenue in the statement of operations.  This consensus should be applied in financial reporting periods beginning after December 15, 2001.  Upon application of this consensus, comparative financial statements for prior periods should be reclassified to comply with the guidance in this consensus.  The adoption of this consensus on January 1, 2002 resulted in an increase to services revenue and cost of services of $0.3 million and $0.6 million for the three and six months ended June 30, 2001, respectively.  There was no effect on either our consolidated operating income (loss) or net income (loss).

In July 2002, the FASB issued Statement No. 146 (SFAS 146), “Accounting for Costs Associated with Exit or Disposal Activities.”  This Standard supercedes the accounting guidance provided by Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity” (including “Certain Costs Incurred in a Restructuring”).  SFAS No. 146 requires companies to recognize costs associated with exit activities when they are incurred rather than at the date of a commitment to an exit or disposal plan.  SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.  The Company is currently evaluating this Standard.

Euro Currency

On January 1, 1999, certain countries of the European Union established fixed conversion rates between their existing currencies and one common currency, the euro.  The euro then began to trade on currency exchanges and to be used in business transactions.  Beginning in January 2002, new euro-denominated currencies were issued.  The prior local currencies were withdrawn from circulation on July 1, 2002.  We derived approximately 34.5% of our total revenues outside the United States for 2001, a significant portion of which was in Europe.  Excluding our subsidiary in Central and Eastern Europe which was sold in 2001 (See Note 7 to the Consolidated Interim Financial Statements), we derived approximately 31.9% of our total revenues outside the United States for 2001.  We derived approximately 29.9 % of our total revenues outside the United States for the six months ended June 30, 2002.  The euro conversion did not have a material effect on our consolidated financial position or results of operations.

Results of Operations

The following table sets forth for the periods indicated, certain operating data, and data as a percentage of total revenues both including and excluding the Central and Eastern Europe (C.E.E.) subsidiary (including offices in Poland, Bulgaria and Estonia) sold in 2001:

	Three Months Ended June 30, 2001				Three Months Ended June 30, 2002
(in thousands)	As Reported	C.E.E.	Excluding C.E.E.	Data as a percent of revenue	As Reported	Data as a percent of revenue
	(Unaudited)				(Unaudited)
Revenues:
License fees	$918	$103	$815	8.8%	$740	7.9%
Services	8,748	478	8,270	88.9	8,522	91.0
Other-related parties	212	—	212	2.3	101	1.1
Total revenues	9,878	581	9,297	100.0	9,363	100.0

Operating expenses:
Cost of license fees	406	24	382	4.1	337	3.6
Cost of services	5,130	287	4,843	52.1	3,888	41.5
Sales and marketing	3,097	127	2,970	31.9	1,920	20.5
Research and development	1,832	—	1,832	19.7	1,710	18.3
General and administrative	3,018	293	2,725	29.3	1,056	11.3
Restructuring and other costs	1,103	—	1,103	11.9	—	—
Total operating expenses	14,586	731	13,855	149.0	8,911	95.2
Operating income (loss)	(4,708)	(150)	(4,558)	(49.0)	452	4.8
Other income (expense):
Interest income	74	68	6	0.1	10	0.1
Interest expense	(98)	(8)	(90)	(1.0)	(88)	(0.9)
Gain on sale of subsidiary	—	—	—	—	51	0.5
Equity in losses in joint ventures	(34)	—	(34)	(0.4)	(200)	(2.1)
Other income (expense), net	(95)	—	(95)	(1.0)	(46)	(0.5)
Other income (expense), net	(153)	60	(213)	(2.3)	(273)	(2.9)
Net income (loss)	$(4,861)	$(90)	$(4,771)	(51.3)%	$179	1.9%

	Six Months Ended June 30, 2001				Six Months Ended June 30, 2002
(in thousands)	As Reported	C.E.E.	Excluding C.E.E.	Data as a percent of revenue	As Reported	Data as a percent of revenue
	(Unaudited)				(Unaudited)
Revenues:
License fees	$3,241	$205	$3,036	14.7%	$1,924	10.4%
Services	18,294	937	17,357	84.1	16,346	88.6
Other-related parties	242	—	242	1.2	189	1.0
Total revenues	21,777	1,142	20,635	100.0	18,459	100.0

Operating expenses:
Cost of license fees	741	72	669	3.2	702	3.8
Cost of services	10,560	574	9,986	48.4	7,695	41.7
Sales and marketing	6,261	363	5,898	28.6	3,436	18.6
Research and development	3,731	—	3,731	18.1	3,426	18.6
General and administrative	5,067	287	4,780	23.2	2,121	11.5
Restructuring and other costs	1,103	—	1,103	5.3	—	—
Total operating expenses	27,463	1,296	26,167	126.8	17,380	94.2
Operating income (loss)	(5,686)	(154)	(5,532)	(26.8)	1,079	5.8
Other income (expense):
Interest income	95	69	26	0.1	23	0.1
Interest expense	(202)	(26)	(176)	(0.8)	(175)	(0.9)
Gain on sale of subsidiary	—	—	—	—	70	0.4
Equity in losses in joint ventures	(74)	—	(74)	(0.4)	(297)	(1.6)
Other income (expense), net	(166)	—	(166)	(0.8)	(124)	(0.7)
Other income (expense), net	(347)	43	(390)	(1.9)	(503)	(2.7)
Net income (loss)	$(6,033)	$(111)	$(5,922)	(28.7)%	$576	3.1%

Note:   The following discussions relate to changes in the results of operations excluding C.E.E. for the periods presented.

Total Revenues

Total revenues increased $0.1 million or 0.7% and decreased $2.2 million or 10.5% for the three and six months ended June 30, 2002, respectively, as compared to the corresponding prior year periods.  The increase for the three month period is mainly the result of a $0.3 million increase in service revenues partially offset by a $0.1 million decrease in both license fees and other-related parties revenues.  The decrease for the six month period is mainly attributable to a decrease of $0.4 million in license fees and $0.6 million in service revenues in the U.S. operations, and a decrease of $0.8 million in revenues in our foreign subsidiaries.  This was primarily the result of a slow down in the economy, the effects of which are being felt throughout the software industry and increased competition in the services industry.

We derived approximately $2.8 million and $5.3 million, or 30.6% and 29.9%, of our total revenues from customers outside of the United States for the three and six months ended June 30, 2002, respectively, compared to $3.2 million and $6.4 million, or 35.9% and 32.0%, respectively, for the corresponding prior year periods.  We expect that such revenues will continue to represent a significant percentage of our total revenues in the future.  Most of our international license fees and service revenues are denominated in foreign currencies.  Future fluctuations in the value of foreign currencies relative to the U.S. dollar in the future could result in fluctuations in our revenue.

License Fees

License fees include revenues from software license agreements we entered into with our customers with respect to both our products and, to a lesser degree, third party products resold by us.  Total license fees decreased $0.1 million and $1.1 million or 9.2% and 36.6% for the three and six months ended June 30, 2002, respectively, as compared to the comparable prior year periods.  The decrease is mainly as a result of the absence of a large license contract from one customer as noted below.  License fees for the three months ended June 30, 2002 included $0.3 million or 44.6% of total license fees from two customers.  License fees for the six months ended June 30, 2002 included $0.6 million or 31.2% of total license fees from two customers.  License fees for the six months ended June 30, 2001 included $1.2 million or 38.3% of total license fees from one customer.

Service Revenues

Service revenues include fees from software maintenance agreements, training, consulting services, including installation, and custom programming.  Maintenance fees, including first year maintenance, which is allocated from the total license arrangements based on VSOE, are recognized ratably over the period of the maintenance agreement.  Training, consulting, and custom programming revenues are recognized as the services are performed.

Service revenues increased $0.3 million or 3.0% for the three months ended June 30, 2002 and decreased $1.0 million or 5.8% for the six months ended June 30, 2002 as compared to the comparable prior year periods. The decrease for the six month period partially relates to a $0.4 million decrease in consulting revenue resulting from fewer demands for upgrades in the installed base during the first quarter of 2002, thereby requiring less implementation services.  The decrease is also a result of a $0.5 million decrease in maintenance revenues.  Maintenance revenues for the six months ended June 30, 2001 were higher than for the first half of 2002 because they included revenues from customers related to prior year negotiated settlements and from incremental maintenance for continued support of older versions of our software no longer supported under current maintenance agreements.  The increase for the three month period ended June 30, 2002 is mainly the result of an increase in consulting revenue resulting from greater demands for upgrades in the installed base during this period.

The following table sets forth, for the periods indicated, each major category of our service revenues as a percent of total service revenues:

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands)	2001(a)		2002		2001(a)		2002
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Maintenance	$4,022	48.6%	$3,946	46.3%	$8,312	47.9%	$7,825	47.9%
Consulting	4,081	49.4%	4,459	52.3%	8,730	50.3%	8,321	50.9%
Training	68	0.8%	27	0.3%	114	0.7%	57	0.3%
Custom programming	99	1.2%	90	1.1%	201	1.1%	143	0.9%
Total services revenue	$8,270	100.0%	$8,522	100.0%	$17,357	100.0%	$16,346	100.0%

(a) Excluding C.E.E.

Other – Related Parties

During January 2001, we entered into two South African joint ventures: AXS-One African Solutions (Pty) Ltd (“African Solutions”) and Hospitality Warehouse (Pty) Ltd (“Hospitality Warehouse”).  African Solutions sells and services our suite of products.  Hospitality Warehouse uses our procurement software and generates fees for purchases made by member companies in the hospitality industry.  Ownership is 50% or less in each joint venture.  We use the equity method of accounting for our investments in 20 to 50-percent-owned companies.  Under the equity method, investments are stated at cost plus or minus our equity in undistributed earnings or losses.  Revenues for the three and six months ended June 30, 2002 from these joint ventures include management fee revenue of $97 thousand and $184 thousand, respectively and consulting related revenue of $4 thousand and $5 thousand, respectively.  Revenues for the three and six months ended June 30, 2001 included management fee revenue of $85 thousand and $91 thousand, respectively, and consulting revenue of $127 thousand and $151 thousand, respectively.

Cost of License Fees

Cost of license fees consist primarily of amortization of capitalized software development costs and amounts paid to third parties with respect to products we resold in conjunction with the licensing of our products.  The elements can vary substantially from period to period as a percentage of license fees.

Cost of license fees remained relatively flat for the three and six months ended June 30, 2002, as compared to the corresponding prior year periods.  For the six month period ended June 30, 2002 an increase of $145 thousand in the amortization of capitalized software development costs was mostly offset by a decrease of $97 thousand of third party software royalty fees and $15 thousand of documentation costs.

Cost of Services

Cost of services consists primarily of personnel and third party costs for product quality assurances, training, installation, consulting and customer support.

Cost of services decreased $1.0 million and $2.3 million or 19.7% and 22.9% for the three and six months ended June 30, 2002, respectively, as compared to the corresponding prior year periods.  The decreases for the three and six month periods are primarily due to decreases of $0.8 million and $1.6 million, respectively, in personnel related costs due to a decrease in headcount and $0.1 million and $0.2 million, respectively, in variable compensation expense due to lower services revenues.  The decrease is also related to a decrease of $0.1 million and $0.3 million, respectively, in cost of third party services mainly in the United States.  As a percentage of service revenues, cost of services decreased from 58.6% and 57.5% for the three and six months ended June 30, 2001, respectively, to 45.6% and 47.1% for the three and six months ended June 30, 2002, respectively.

Sales and Marketing

Sales and marketing expenses consist primarily of salaries, commission and bonuses related to sales and marketing personnel, as well as travel and promotional expenses.

Sales and marketing expenses decreased $1.1 million and $2.5 million, or 35.4% and 41.7%, for the three and six months ended June 30, 2002, respectively, as compared to the corresponding prior year periods.  The decrease for the three and six month periods is primarily a result of a decrease in personnel costs of $1.0 million and $2.0 million, respectively due to lower headcount.  The decrease for the six month period ended June 30, 2002 is also the result of a decrease of $0.3 million in marketing program expenses due primarily to a decrease of $0.5 million in market research and public relations expenses partially offset by an increase of $0.2 million in trade show and user conference expenses.

Research and Development

Research and development expenses consist primarily of personnel costs, costs of equipment, facilities and third party software development costs.  Research and development expenses are generally charged to operations as incurred.  However, certain software development costs are capitalized in accordance with Statement of Financial Accounting Standards No. 86 (SFAS 86), “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed.”  Such capitalized software development costs are generally amortized to cost of license fees on a straight-line basis over periods not exceeding three years.

Research and development expenses decreased $0.1 million and $0.3 million or 6.7% and 8.2% for the three and six months ended June 30, 2002, respectively, as compared to the comparable prior year periods.  We capitalized $0.4 million in software development costs in the first half of 2002 as compared to $0.5 million in the first half of 2001.  The rate of capitalization of software development costs may fluctuate depending on the mix and stage of development of our product development and engineering projects.  The decrease in research and development costs for the three months ended June 30, 2002 is primarily the result of a decrease of $0.1 million in personnel related expenses.  The decrease for the six months ended June 30, 2002 is primarily the result of a decrease of $0.1 million in capitalized software development costs and $0.2 million in bonus compensation expense.

General and Administrative

General and administrative expenses consist primarily of salaries for administrative, executive and financial personnel, and outside professional fees.  General and administrative expenses decreased $1.7 million and $2.7 million or 61.2% and 55.6% for the three and six months ended June 30, 2002, respectively, as compared to the comparable prior year periods.  The decrease for the three and six months ended June 30, 2002 is primarily as a result of a decrease of $1.0 million and $1.2 million, respectively, in professional fees resulting from lower legal costs as well as a decrease of $0.3 million and $0.7 million, respectively, in personnel related costs due to a decrease in headcount.  The decrease for the six month period is also the result of decreases of $0.1 million in rent expense due to office closings and downsizing of rental space and $0.2 million in bonus expense and a decrease in bad debt expense of $0.1 million resulting from a payment settlement with one customer.

Legal fees amounted to $0.7 million and $0.8 million for the three and six months ended June 30, 2001, respectively. The Securities and Exchange Commission (SEC) performed an investigation of AXS-One and of certain of our former employees and officers relating to activities performed through 1996 while they were our employees.  We filed a Form 8-K with the SEC on February 15, 2001 disclosing the SEC investigation and its disposition with respect to AXS-One.  In mid August 2001, we were informed by counsel for our former employees and officers, whom we knew to be the subject of the SEC investigation, that such counsel had been informed by the SEC that the SEC was no longer pursuing its investigation of their clients.  Under our certificate of incorporation, and Delaware law, we have an indemnification obligation to reimburse legal fees to former employees and officers relating to actions taken against them for work performed while they were our employees.  Approximately $0.8 million in such estimated legal fees were recorded during the year ended December 31, 2001.  During the second quarter of 2002 approximately $0.3 million of these charges were reversed due to favorable settlements of outstanding billings with legal firms.  The Company does not anticipate any further costs relating to this matter.

Other Income (Expense)

Other income (expense), net increased $(60) thousand and $(113) thousand for the three and six months ended June 30, 2002, respectively, as compared to the comparable prior year periods.  The increased expense for the three and six month periods is primarily due to an increase of $166 thousand and $223 thousand of equity in losses related to two joint ventures entered into during the first quarter of 2001 by our South Africa operations.  This is partially offset by the gain on the sale of our C.E.E. subsidiary of $51 thousand and $70 thousand for the three and six month periods ended June 30, 2002, respectively.  Interest expense relates to the interest on the revolving line of credit and term loan. (See Note 2 to the Consolidated Interim Financial Statements.)

Restructuring and Other Costs

During June 2001, based on weakening economies, especially in the United States and to a lesser degree in certain foreign locations, we eliminated 45 positions in the United States.  In addition, in certain foreign locations, we eliminated eight positions, wrote-off certain non-performing assets and cumulative foreign currency translation adjustment and recorded a charge for remaining leases.  We recorded a charge to operations in the second quarter of 2001 totaling approximately $1.1 million for these items, reflecting approximately $0.6 million in termination costs of those personnel as well as $0.3 million in asset and cumulative foreign currency translation adjustment write-offs and $0.2 million in lease costs.  During the third and fourth quarters of 2001, we adjusted downward the charge to operations by approximately $(0.2) million and $(0.1) million respectively, reflecting revised termination and lease costs.  These revisions resulted from management’s decision to retain certain employees in one of the foreign locations to develop software enhancements for the Tivity Solutions segment.  The activity related to this restructuring is as follows:

(in thousands)	Employee Termination Costs	Asset and Cumulative Foreign Currency Translation Adjustment Write-offs	Lease Costs	Total Costs
Restructuring and other costs recorded in June 2001	$603	$300	$200	$1,103
Write-off of assets and cumulative foreign currency Translation adjustment	—	(300)	—	(300)
Revision of the restructuring costs in September 2001	(138)	—	(28)	(166)
Revision of the restructuring costs in December 2001	—	—	(140)	(140)
Cash payments through March 31, 2002	(465)	—	(32)	(497)
Restructuring liability at June 30, 2002	$—	$—	$—	$—

Segment Information

For the three and six months ended June 30, 2002 the AXS-One Enterprise Solutions segment had license fee revenues of $0.4 million and $0.9 million, respectively, compared to $0.6 million and $2.6 million, respectively, for the comparable prior year period; services revenue of $6.8 million and $13.0 million, respectively, compared to $7.1 million and $14.5 million, respectively, for the comparable prior year period; and operating income (loss) of $0.9 million and $1.7 million, respectively, compared to $(1.2) million and $0.1 million, respectively, for the comparable prior year period.  License fees were higher for the six months ended June 30, 2001 due to a $1.2 million sale to one customer.  Service revenues decreased due to fewer demands for upgrades in the installed base in the first quarter of 2002 as well as the sale of our subsidiary located in C.E.E which had approximately $0.9 million in services revenue for the six months ended June 30, 2001.  Services revenue for the three months ended June 30, 2002 increased $0.3 million over the corresponding prior year period when excluding prior year revenues of $0.5 million from C.E.E.

The AXSPoint Solutions segment had license fee revenues of $0.4 million and $0.8 million, respectively, for the three and six months ended June 30, 2002, compared to $0.2 million and $0.5 million, respectively for the comparable prior year period; services revenue of $1.0 million and $2.2 million, respectively, compared to $1.0 million and $2.0 million, respectively; and operating income (loss) of $0.8 million and $1.6 million, respectively, as compared to $(0.1) million and $0.1 million, respectively.  The increase in license revenues was mainly due to sales of new products to three existing customers.

Tivity Solutions had license fee revenues of none and $0.3 million, respectively, for the three and six months ended June 30, 2002, as compared to $0.1 million and $0.2 million, respectively, for the comparable prior year periods; service revenues of $0.6 million and $1.2 million, respectively, as compared to $0.7 million and $1.8 million, respectively, and operating income (loss) of $(0.1) million and breakeven, respectively, as compared to $(0.5) million and $(0.8) million.  The increase in license fee revenue for the six months ended June 30, 2002 from the comparable prior year period was primarily due to a license sale to one customer in the U.S. operation.  The decrease in services revenue for the six months ended June 30, 2002 as compared to the comparable prior year period was the result of a decrease in consulting revenue due to decreased demand for upgrades in the installed base.

The increase in operating income in all segments was primarily as a result of decreases in cost of services and sales and marketing expenses throughout the company.

Critical Accounting Policies

Our critical accounting policies are as follows:

•	Revenue recognition and

•	Capitalized software development costs.

Revenue Recognition

We derive our revenue from primarily two sources: (i) software licenses and (ii) services and support revenue, which includes software maintenance, training, consulting and custom programming revenue.  We also derive a limited amount of management fee revenue from joint ventures (approximately 1% of total revenue) entered into during 2001 by our South Africa operations.  As described below, significant management judgments and estimates must be made and used in connection with the revenue recognized in any accounting period.  Material differences may result in the amount and timing of our revenue for any period if our management made different judgments or utilized different estimates.

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

We recognize revenue in accordance with Statement of Position 97-2, “Software Revenue Recognition” (“SOP 97-2”), and Statement of Position 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions.”  Revenue from non-cancelable software licenses is recognized when the license agreement has been signed, delivery has occurred, the fee is fixed or determinable and collectibility is probable.  In multiple element arrangements, we defer the VSOE related to the undelivered elements and recognize revenue on the delivered elements using the residual method.  The most commonly deferred element is initial maintenance, which is recognized on a straight-line basis over the initial maintenance term.  The VSOE of maintenance is determined by using a consistent percentage of maintenance fee to license fee.  Maintenance fees in subsequent years are recognized on a straight-line basis over the life of the applicable agreement.  Delivery of software generally occurs when the product (on CDs) is delivered to a common carrier.

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

Revenues from joint ventures (included in Revenues: Other-Related Parties in the our Consolidated Statements of Operations) includes consulting revenue for the joint ventures’ use of AXS-One’s South African subsidiary’s consultants and for management fees from AXS-One’s subsidiary providing managerial, technical and other related services to the joint ventures in accordance with the joint venture agreements.  Revenue is recognized upon performance of the services.  For all our revenue transactions, we assess whether the fee is fixed and determinable and whether or not collection is reasonably assured.  We assess whether the fee is fixed and determinable based on the payment terms associated with the transaction.  If a significant portion of a fee is due after our normal payment terms, which are 30 to 90 days from invoice date, we account for the fee as not being fixed and determinable.  In these cases, we recognize revenue as the fees become due.

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

Capitalized Software Development Costs

Our policy is to capitalize certain software development costs in accordance with Statement of Financial Accounting Standards No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed” (“SFAS 86”).  Under SFAS 86, costs incurred to develop a computer software product are charged to research and development expense as incurred until technological feasibility has been established.  We establish technological feasibility upon completion of a detailed program design from which point all research and development costs for that project are capitalized until the product is available for general release to customers.  The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs require considerable judgment by management with respect to certain external factors, including, but not limited to, anticipated future revenues, estimated economic life and changes in technology.  It is reasonably possible that estimates of anticipated future revenues, the remaining estimated economic life of the products, or both will be reduced in the future due to competitive pressures.  As a result, the carrying amount of the capitalized software costs may be reduced in the near term.  Upon the general release of the software product to customers, capitalization ceases and such costs are amortized (using the straight-line method) on a product-by-product basis over the estimated life, which is generally three years.

Liquidity and Capital Resources

The net remaining amount available under the revolving line of credit at June 30, 2002 was approximately $0.1 million.  There was no available amount under the term loans at June 30, 2002.  Effective August 8, 2002, we further amended the Agreement (See Note 2 to the Consolidated Interim Financial Statements) to make available an additional term loan in the original principal amount of up to $1.5 million of which no amounts are outstanding.

We are required to comply with quarterly and annual financial statement reporting requirements, as well as certain restrictive financial and other covenants.  The ability to continue to borrow under the Agreement is dependent upon future compliance with such covenants and available collateral.  Management believes that our projected operating results throughout 2002 will result in compliance under the Agreement, although there can be no assurances that such operating results will be achieved.

Our operating activities used cash of $1.6 million and $0.3 million for the six months ended June 30, 2001 and 2002, respectively.  Net cash used by operations during the six months ended June 30, 2001 was comprised primarily of the net loss offset by depreciation and amortization expense, a decrease in accounts receivable and an increase in deferred revenue and accounts payable and accrued expenses.  Net cash used by operating activities during the six months ended June 30, 2002 was comprised primarily of an increase in accounts receivable and a decrease in accounts payable and accrued expenses partially offset by the net income, depreciation and amortization expense and an increase in deferred revenue.

Our investing activities used cash of $1.0 million and $0.5 million for the six months ended June 30, 2001 and 2002, respectively. The principal uses during 2001 were for equipment purchases and capitalized software development costs.  For the six months ended June 30, 2002 uses of cash were primarily for capitalized software development costs.

Cash provided by financing activities was $1.2 million and $0.2 million for the six months ended June 30, 2001 and 2002, respectively, and related mainly to proceeds from the issuance of debt offset by repayments of debt for both periods presented.

We have no significant capital commitments.  Planned capital expenditures for 2002 total approximately $1.0 million, including any software development costs that may qualify for capitalization under SFAS 86.  Our aggregate minimum operating lease payments for 2002 will be approximately $1.6 million.  We have experienced recurring net losses of $3.7 million, $0.3 million and $4.7 million during the years ended December 31, 1999, 2000 and 2001, respectively.  Additionally, as a result of intense competition and rapid technological change together with the slowing economy we have also experienced declining license and service revenues.  In response to these conditions, management has pursued and is continuing to pursue several initiatives to improve operating results and liquidity and better position AXS-One to compete under current market conditions.  This included, but was not limited to, our restructuring effort in June, 2001 (See Note 5: Restructuring and Other Costs) whereby we were able to reduce costs sufficiently to allow us to generate net income of $2.4 million for the twelve months ended June 30, 2002.  Due to these efforts, we expect that our operating cash flow and available financial resources will be sufficient to fund our working capital requirements through 2002.  However, our ability to achieve the anticipated results is affected by the extent of cash generated from operations and the pace at which we utilize our available resources.  There is also the risk that cash held by our foreign subsidiaries will not be readily available in our U.S. operations to pay our debt and other obligations as the transfer of funds is subject to various foreign government restrictions.  Accordingly, we may in the future be required to seek additional sources of financing or future accommodations from our existing lender.  No assurance can be given that management’s initiatives will be successful or that any such additional sources of financing or lender accommodations will be available.

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

Item 4.  Submission of Matters to a Vote of Security Holders

At our Annual Meeting of Stockholders on June 12, 2002, the following directors were nominated and elected by the votes indicated:

	Votes For	Votes Withheld
Elias Typaldos	19,606,257	131,497
John A. Rade	19,608,757	128,997
Gennaro Vendome	19,608,757	128,997
Daniel H. Burch	19,660,757	76,997
Robert Migliorino	19,509,212	228,542
William E. Vogel	19,660,757	76,997
Edwin T. Brondo	19,608,757	128,997
Allan Weingarten	19,660,757	76,997

Item 6.  Exhibits and Reports on Form 8-K

(a)	Exhibits –

Amendment No. 12 to the Loan and Security Agreement

(b)	Reports on Form 8-K - None

AXS-ONE INC.

SIGNATURES

We, the undersigned Chief Executive Officer and Chief Financial Officer of AXS-One Inc. (the “issuer”), do hereby certify that this Quarterly Report on Form 10-Q fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, and that the information contained in this Quarterly Report on Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the issuer.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AXS-ONE INC.

Date: August 13, 2002	By:	/s/ John A. Rade
John A. Rade
Chief Executive Officer,
President and Director

	By:	/s/ William G. Levering III
William G. Levering III
Vice President, Chief Financial Officer, and Treasurer
(Duly Authorized Officer and Principal Financial Officer)