Form 10-Q
period 2002-09-30
AXS ONE INC
filed 2002-11-14
CIK 947427

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarter ended September 30, 2002	Commission File Number	1-13591

AXS-ONE INC.

(Exact name of registrant as specified in its charter)

Delaware	13-2966911
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

301 Route 17 North Rutherford, New Jersey	07070
(Address of principal executive offices)	(Zip Code)

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

YES ☒	NO ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES ☐	NO ☒

Number of shares outstanding of the issuer’s common stock as of November 4, 2002

Class	Number of Shares Outstanding
Common Stock, par value $0.01 per share	24,848,742

AXS-ONE INC.

AXS-ONE INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(Unaudited)

	December 31, 2001	September 30, 2002
ASSETS
Current assets:
Cash and cash equivalents	$1,048	$645
Restricted cash	44	79
Note receivable - net of deferred gain on sale of subsidiary of $253 and $76 at December 31, 2001 and September 30, 2002, respectively	83	—
Accounts receivable, net of allowance for doubtful accounts of $657 and $457 at December 31, 2001 and September 30, 2002, respectively	4,533	4,955
Due from joint venture	11	292
Prepaid expenses and other current assets	469	768
Total current assets	6,188	6,739
Equipment and leasehold improvements, at cost:
Computer and office equipment	10,392	10,611
Furniture and fixtures	952	967
Leasehold improvements	1,030	1,070
	12,374	12,648
Less-accumulated depreciation and amortization	11,645	12,220
	729	428
Capitalized software development costs, net of accumulated amortization of $6,815 and $7,804 at December 31, 2001 and September 30, 2002, respectively	2,908	2,445
Investment in and loans to joint ventures	184	60
Other assets	51	102
	$10,060	$9,774

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current portion of long-term debt	$1,800	$1,800
Short term borrowings	—	1,482
Accounts payable	2,202	2,026
Accrued expenses	4,109	3,081
Due to joint venture	—	205
Deferred revenue	8,782	7,605
Total current liabilities	16,893	16,199
Long-term liabilities:
Long-term debt, net of current portion	1,347	497
Commitments and contingencies
Stockholders’ deficit:
Preferred stock, $.01 par value, authorized 5,000 shares, no shares issued and outstanding	—	—
Common stock, $.01 par value, authorized 50,000 shares; 24,785 and 24,849 shares issued and outstanding at December 31, 2001 and September 30, 2002, respectively	248	248
Additional paid-in capital	72,032	72,052
Accumulated deficit	(80,693)	(79,529)
Accumulated other comprehensive income	233	307
Total stockholders’ deficit	(8,180)	(6,922)
	$10,060	$9,774

The accompanying notes are an integral part of these consolidated financial statements.

AXS-ONE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2002	2001	2002
Revenues:
License fees	$773	$1,030	$4,014	$2,954
Services	8,874	8,196	27,168	24,542
Other-related parties	174	101	416	290
Total revenues	9,821	9,327	31,598	27,786

Operating expenses:
Cost of license fees	316	393	1,057	1,095
Cost of services	4,059	3,838	14,619	11,533
Sales and marketing	1,502	1,379	7,763	4,815
Research and development	1,607	1,697	5,338	5,123
General and administrative	1,789	1,259	6,856	3,380
Restructuring and other costs, net	(166)	—	937	—
Total operating expenses	9,107	8,566	36,570	25,946
Operating income (loss)	714	761	(4,972)	1,840
Other income (expense):
Interest income	4	8	99	31
Interest expense	(151)	(100)	(354)	(275)
Gain on sale of subsidiary	—	149	—	219
Equity in losses of joint ventures	(103)	(179)	(176)	(476)
Other income (expense)	23	(52)	(143)	(176)
Other expense, net	(227)	(174)	(574)	(677)
Net income (loss)	$487	$587	$(5,546)	$1,163

Basic net income (loss) per common share	$0.02	$0.02	$(0.22)	$0.05
Diluted net income (loss) per common share	$0.02	$0.02	$(0.22)	$0.05
Weighted average basic common shares outstanding	24,785	24,827	24,785	24,808
Weighted average diluted common shares outstanding	24,875	25,170	24,785	25,566

The accompanying notes are an integral part of these consolidated financial statements.

AXS-ONE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS
OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2002	2001	2002

Net income (loss)	$487	$587	$(5,546)	$1,163
Foreign currency translation adjustment	(74)	(13)	(79)	74
Reclassification adjustment for losses included in net income (loss)	167	—	407	—
Comprehensive income (loss)	$580	$574	$(5,218)	$1,237

The accompanying notes are an integral part of these consolidated financial statements.

AXS-ONE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2001	2002
Cash flows from operating activities:
Net income (loss)	$(5,546)	$1,163
Adjustments to reconcile net income (loss) to net cash flows used in operating activities:
Increase in cash surrender value of officers’ life insurance	—	(41)
Depreciation and amortization	1,538	1,473
Recovery of doubtful accounts, net of provisions	(56)	(63)
Gain on sale of subsidiary	—	(219)
Loss on disposal of equipment and leashold improvements	17	—
Non-cash portion of restructuring and other costs	308	—
Loss on equity method investments	176	476
Non-cash portion of consulting services	—	136
Changes in current assets and liabilities, net of divestiture
Restricted cash	—	(32)
Accounts receivable	1,123	(182)
Due from joint venture	—	(292)
Prepaid expenses and other current assets	(40)	(280)
Accounts payable and accrued expenses	79	(1,400)
Deferred revenue	1,544	(1,191)
Net cash flows used in operating activities	(857)	(452)

Cash flows from investing activities:
Change in other assets	40	(9)
Proceeds from sale of subsidiary	—	67
Loans to joint ventures	—	(125)
Capitalized software development costs	(750)	(526)
Purchase of equipment and leasehold improvements	(470)	(169)
Net cash flows used in investing activities	(1,180)	(762)

Cash flows from financing activities:
Proceeds from exercise of stock options	—	20
Net borrowings from revolving line of credit	—	1,482
Proceeds from issuance of long-term debt	2,000	500
Payments of long term debt and capital lease obligations	(1,325)	(1,350)
Net cash flows provided by financing activities	675	652
Foreign currency exchange rate effects	(218)	159
Net decrease in cash and cash equivalents	(1,580)	(403)
Cash and cash equivalents, beginning of period	2,207	1,048
Cash and cash equivalents, end of period	$627	$645

Supplemental disclosures of cash flow information:
Cash paid during the period for -
Interest	$279	$274
Income taxes	$5	$15
Non-cash investing activities -
Investment in and loans to joint ventures	$463	$—
Consulting services received in lieu of payment on note receivable	$—	$136

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

(a) Basis of Presentation

The accompanying consolidated financial statements include the accounts of AXS-One Inc. (formerly known as Computron Software, Inc.) and its wholly owned subsidiaries located in Australia, Canada, Central and Eastern Europe (through August 31, 2001 — see Note 7), Singapore, South Africa, and the United Kingdom (collectively, the “Company”).  All significant intercompany transactions and balances have been eliminated.  During the first quarter of 2001, the Company’s South Africa operations entered into two joint ventures.  Ownership is 50% or less in both entities.  The Company uses the equity method of accounting for its joint ventures that it owns between 20 and 50 percent.  Under the equity method, investments are stated at cost plus or minus the Company’s equity in undistributed earnings or losses.

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

The results of operations for the three and nine month periods ended September 30, 2002 are not necessarily indicative of results to be expected for any future periods.

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

For these revenue transactions, the Company assesses whether the fee is fixed and determinable and whether or not collection is reasonably assured. The Company assesses whether the fee is fixed and determinable based on the payment terms associated with the transaction.  If a significant portion of a fee is due after the Company’s normal payment terms, which are 30 to 90 days from invoice date, it accounts for the fee as not being fixed and determinable.  In these cases, the Company recognizes revenue as the fees become due.

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

Revenues from joint ventures (included in Revenues: Other-Related Parties in the Company’s Consolidated Statements of Operations) includes consulting revenue for the joint ventures’ use of the Company’s South African subsidiary’s consultants (2001 only) and for management fees for the Company’s subsidiary providing managerial, technical and other related services to the joint ventures (2001 and 2002 periods) in accordance with the joint venture agreements.  Revenue is recognized upon performance of the services.

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

In November 2001, the FASB EITF reached a consensus to issue a FASB Staff Announcement Topic No. D-103 (re-characterized in January 2002 as EITF Issue No. 01-14), “Income Statement Characterization of Reimbursement Received for ‘Out-of-Pocket’ Expenses Incurred” which clarifies that reimbursements received for out-of-pocket expenses incurred should be characterized as revenue in the statement of operations.  This consensus should be applied in financial reporting periods beginning after December 15, 2001.  Upon application of this consensus, comparative financial statements for prior periods should be reclassified to comply with the guidance in this consensus.  For the three and nine months ended September 30, 2001, the adoption of the consensus resulted in a reclassification to services revenue and cost of services of $0.3 million and $0.9 million, respectively.

2)  REVOLVING LINE OF CREDIT AND LONG-TERM DEBT

On March 31, 1998, the Company entered into a Loan and Security Agreement (“Agreement”) which contained a revolving line of credit and a term loan (the “Initial Term Loan”).

Borrowings under the revolving line of credit bear annual interest at prime rate plus 1.25% subject to a minimum interest rate of 8.0% per annum.  The Agreement provides for yearly fees as follows:  (i) $111 in year one, $86 in years two and three, $77 in year four, $74 in years five and six and (ii) an unused revolving line of credit fee of .375% per annum.  The Agreement is secured by substantially all domestic assets of the Company together with a pledge of 65% of the stock of its foreign subsidiaries, and contains certain restrictive financial covenants. Under the revolving line of credit the Company currently has available the lesser of $5 million or 85% of eligible receivables, as defined.  There was no amount available under the revolving line of credit at September 30, 2002 as the Company had borrowed the maximum amount allowed by the bank.

The Initial Term Loan provided for $5 million available in one drawdown which the Company borrowed on the closing date in 1998.  The Initial Term Loan bears interest at the prime rate as defined (4.75% per annum at September 30, 2002) plus 1.5% subject to a minimum interest rate of 8.0% per annum.

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

The A Term Loan bears interest at the rate of prime as defined (4.75% per annum at September 30, 2002) plus 1.5% subject to a minimum interest rate of 8.0% per annum.  The B Term Loan bears interest at the fixed rate of 12.0% per annum.

Effective March 16, 2001, the Company further amended the Agreement (Amendment No. 9) in order to make available an additional term loan (the “Additional B Term Loan”) in the original principal amount of up to $2.0 million, of which the Company borrowed only $750 on April 30, 2001 and $500 on May 30, 2001.  This amendment also extended the termination date of the credit facility to March 31, 2004 and established restrictive financial covenants for 2001.  The availability of the Additional B Term Loan was subject to the Company’s compliance with the 2001 financial covenants.

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

On March 13, 2002, the Company further amended the Agreement (Amendment No. 11) to set new financial covenants for the year 2002 based on cumulative quarterly EBITDA.  The Company was in compliance with these new covenants through June 30, 2002.

Effective August 8, 2002, the Company further amended the Agreement (Amendment No. 12) in order to make available an additional term loan (the “Third Additional B Term Loan”) in the original principal amount of up to $1.5 million of which the Company borrowed $250 on August 21, 2002 and $250 on September 13, 2002, and to revise the Amendment No. 11 EBITDA covenants for the remainder of 2002.  The Company was in compliance with these new covenants through September 30, 2002.

The aggregate outstanding principal amount of the Term Loans is repayable in monthly installments of $150 beginning September 2002 over the remaining term of the Loan and Security Agreement, in accordance with Amendment No. 12.  Any unpaid principal and interest is due in full on March 31, 2004.

Amendment No. 12 provides a limitation that if the total outstanding balance of the Term Loans exceeds at any time the lesser of (i) 40% of eligible maintenance revenues from August 8, 2002 through December 31, 2002, 25% of eligible maintenance revenues from January 1, 2003 through March 31, 2004 and (ii) $4.5 million, then the Company is required to prepay the principal amount in an amount sufficient to cause the aggregate principal amount of the Term Loans to be less than or equal to the relevant limits set forth above.  As of September 30, 2002, eligible maintenance revenues as defined, totaled approximately $12.1 million.

(3)  CONTINGENCIES

The Securities and Exchange Commission (SEC) performed an investigation of the Company and of certain former employees and officers of the Company relating to activities performed through 1996 while they were employees of the Company.  The Company filed a Form 8-K with the SEC on February 15, 2001 disclosing the SEC investigation and its disposition with respect to the Company.  In mid August 2001, the Company was informed by counsel for its former employees and officers, whom the Company knew to be the subject of the SEC investigation, that such counsel had been informed by the SEC that the SEC was no longer pursuing its investigation of their clients.  Under the Company’s certificate of incorporation, and Delaware law, the Company has an indemnification obligation to reimburse legal fees to former employees and officers relating to actions taken against them for work performed while they were employed by the Company.  Approximately $0.8 million in such estimated legal fees were recorded in general and administrative expenses during the nine months ended September 30, 2001.  During the second quarter of 2002, approximately $0.3 million of these charges were reversed due to favorable settlements of outstanding billings with legal firms.  The Company does not anticipate any further costs relating to this matter.

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

Basic net income (loss) per common share is based on the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per common share is the same as basic net loss per common share for the nine months ended September 30, 2001 since the effect of stock options and warrants is anti-dilutive.  Diluted net income (loss) per common share for the three and nine months ended September 30, 2001 does not include the effects of outstanding options to purchase 4,717 and 5,392 shares of common stock, respectively, and outstanding warrants to purchase 476 and 476 shares of common stock, respectively, as the effect of their inclusion is anti-dilutive for the periods.  Diluted net income per common share for the three and nine months ended September 30, 2002 does not include the effects of outstanding options to purchase 4,342 and 3,538 shares of common stock, respectively, and outstanding warrants to purchase 476 and 476 shares of common stock, respectively, as the effect of their inclusion is anti-dilutive for the periods.

The following represents the calculations of the basic and diluted net income (loss) per common share for the three and nine months ended September 30, 2001 and 2002.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2002	2001	2002

Net income (loss)	$487	$587	$(5,546)	$1,163

Weighted average basic common shares outstanding during the periods	24,785	24,827	24,785	24,808

Effect of dilutive securities:
Stock options	90	343	—	758
Weighted average diluted common shares outstanding during the periods	24,875	25,170	24,785	25,566

Basic net income (loss) per common share	$0.02	$0.02	$(0.22)	$0.05

Diluted net income (loss) per common share	$0.02	$0.02	$(0.22)	$0.05

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

	Employee Termination Costs	Asset and Cumulative Foreign Currency Translation Adjustment Write-offs	Lease Costs	Total Costs
Restructuring and other costs recorded in June 2001	$603	$300	$200	$1,103
Write-off of assets and cumulative foreign currency translation adjustment	—	(300)	—	(300)
Revision of the restructuring costs in September 2001	(138)	—	(28)	(166)
Revision of the restructuring costs in December 2001	—	—	(140)	(140)
Cash payments through March 31, 2002	(465)	—	(32)	(497)
Restructuring liability at September 30, 2002	$—	$—	$—	$—

(6)   OPERATING SEGMENTS

The Company is organized into three separate business segments based on products it offers to specific markets.  The three business segments are as follows:

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

	AXS-One Enterprise Solutions	AXSPoint Solutions	Tivity Solutions	Total

Three Months Ended September 30, 2001
Revenues:
License fees	$651	$103	$19	$773
Services	6,969	1,153	752	8,874
Total revenues, excluding related party revenue	7,620	1,256	771	9,647
Operating income	1,888	547	49	2,484
Total assets	9,005	1,101	883	10,989
Capital expenditures	9	2	—	11
Depreciation and amortization	453	17	32	502

Three Months Ended September 30, 2002
Revenues:
License fees	$180	$827	$23	$1,030
Services	6,445	1,028	723	8,196
Total revenues, excluding related party revenue	6,625	1,855	746	9,226
Operating income	741	1,202	171	2,114
Total assets	7,844	1,208	722	9,774
Capital expenditures	103	10	10	123
Depreciation and amortization	436	9	9	454

Nine Months Ended September 30, 2001
Revenues:
License fees	$3,220	$575	$219	$4,014
Services	21,479	3,179	2,510	27,168
Total revenues, excluding related party revenue	24,699	3,754	2,729	31,182
Operating income (loss)	1,961	675	(724)	1,912
Total assets	9,005	1,101	883	10,989
Capital expenditures	396	37	37	470
Depreciation and amortization	1,384	56	98	1,538

Nine Months Ended September 30, 2002
Revenues:
License fees	$1,077	$1,591	$286	$2,954
Services	19,406	3,178	1,958	24,542
Total revenues	20,483	4,769	2,244	27,496
Operating income	2,425	2,800	173	5,398
Total assets	7,844	1,208	722	9,774
Capital expenditures	141	14	14	169
Depreciation and amortization	1,393	39	41	1,473

Reconciliation of total segment operating income to consolidated operating income (loss):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2002	2001	2002
Operating income from reportable segments	$2,484	$2,114	$1,912	$5,398
Unallocated revenue, other – related parties	174	101	416	290
Unallocated general and administrative expense	(1,739)	(1,242)	(6,664)	(3,326)
Other corporate unallocated expenses	(205)	(212)	(636)	(522)
Total consolidated operating income (loss)	$714	$761	$(4,972)	$1,840

(7)  DIVESTITURES

On September 20, 2001, the Company sold its wholly-owned subsidiary located in Central and Eastern Europe (C.E.E.), including offices in Poland, Estonia and Bulgaria, to Porterfield International Ltd. (“Buyer”), a company wholly-owned by the former managing director of C.E.E. and his wife.  The Company received consideration in the form of a promissory note of Buyer in the face amount of $430.  The note is payable either in cash or, if we request, an equivalent dollar amount of professional services, in 15 monthly installments ending on December 1, 2002 and bears interest at the fixed rate of 6.75% per year.  A net asset deficiency of the C.E.E. operations of $(3), at the time of the sale, offset by accrued expenses of $180, directly related to the sale, resulted in a deferred gain of approximately $253, which the Company recorded in accordance with the Securities and Exchange Commission’s Staff Accounting

Bulletin No. 81 (SAB 81), “Gain Recognition on the Sale of a Business or Operating Assets to a Highly Leveraged Entity.”  An additional direct cost of the sale of $3 was recorded during the three months ended June 30, 2002 bringing the total deferred gain down to $250.

In accordance with SAB 81, the Company has presented, in the accompanying consolidated balance sheet, the deferred gain as an offset to the note receivable.  The Company recognizes such gain as the note receivable is paid or equivalent value for services is received, but only after $180 is received.  Through September 30, 2002, $354 had been  received in either payments to the Company or equivalent services provided by the Buyer.  The Company has recognized $219 of such gain through September 30, 2002, which includes a reversal of $45 related to the original $180 in accrued expenses recorded at the time of the sale.  The $45 was recognized during the three months ended September 30, 2002 as a result of the release of a past customer claim.

The following table shows the activity related to the promissory note and related deferred gain and gain:

	Note Receivable	Deferred Gain	Gain Recognized
September 20, 2001	$430	$253	$—
Direct expense incurred in June 2002	—	(3)	—
Cash payments and services provided through September 30, 2002	(354)	(174)	174
Reversal of accrued expense in September 2002	—	—	45
Balance at September 30, 2002	$76	$76	$219

The following table sets forth significant financial data of the Central and Eastern Europe subsidiary prior to its disposition included in the consolidated results of operations for the three and nine months ended September 30, 2001.

	Three Months Ended September 30, 2001	Nine Months Ended September 30, 2001
Revenues:
License fees	$—	$205
Services	272	1,208
	272	1,413

Total operating expenses	449	1,745
Operating loss	(177)	(332)
Other income (expense), net	(14)	29
Net loss	$(191)	$(303)

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

We have experienced, and may in the future experience, significant fluctuations in our quarterly and annual revenues, results of operations and cash flows.  We believe that domestic and international operating results and cash flows will continue to fluctuate significantly in the future as a result of a variety of factors, including the timing of revenue recognition related to significant license agreements, the lengthy sales cycle for our products, the proportion of revenues attributable to license fees versus services, the utilization of third parties to perform services, the amount of revenue generated by resales of third party software, changes in product mix, demand for our products, the size and timing of individual license transactions, the introduction of new products and product enhancements by us or our competitors, changes in customers’ budgets, competitive conditions in the industry and general economic conditions.  For a description of certain factors that may affect our operating results, see  “Business–Risk Factors” in our 2001 Annual Report on Form 10K.

We incurred net losses of $3.7 million, $0.3 million and $4.7 million in 1999, 2000 and 2001, respectively, and operating losses of $1.2 million, $0.2 million and $4.1 million in 1999, 2000 and 2001, respectively.  Operating losses incurred by our French and German subsidiaries, which were sold in 1999, totaled $2.4 million for 1999.  The 1999 net loss includes a $2.2 million loss on sales of subsidiaries.  Operating losses incurred by the Central and Eastern Europe subsidiary, which was sold in 2001 totaled $1.0 million, $0.6 million and $0.3 million for 1999, 2000 and 2001, respectively.  We reported net income of $0.6 million and $1.2 million for the three and nine months ended September 30, 2002, respectively, and operating income of $0.8 and $1.8 million, respectively, for the same periods.

New Accounting Standards

In August 2001, the FASB issued Statement No. 144 (SFAS 144) “Accounting for the Impairment or Disposal of Long-Lived Assets.”  This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets.  This statement supersedes Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of.”  The adoption of SFAS 144 was required beginning January 1, 2002.  The adoption of SFAS No. 144 on January 1, 2002 did not have a material effect on our consolidated financial position or results of operations.

In November 2001, the FASB EITF reached a consensus to issue a FASB Staff Announcement Topic No. D-103 (re-characterized in January 2002 as EITF Issue No. 01-14), “Income Statement Characterization of Reimbursement Received for ‘Out-of-Pocket’ Expenses Incurred” which clarifies that reimbursements received for out-of-pocket expenses incurred should be characterized as revenue in the statement of operations.  This consensus should be applied in financial reporting periods beginning after December 15, 2001.  Upon application of this consensus, comparative financial statements for prior periods should be reclassified to comply with the guidance in this consensus.  The adoption of this consensus on January 1, 2002 resulted in an increase to services revenue and cost of services of $0.3 million and $0.9 million for the three and nine months ended September 30, 2001, respectively.  There was no effect on either our consolidated operating income (loss) or net income (loss).

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). SFAS 146 nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (“EITF 94-3”) and requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value in the period in which the liability is incurred.  Under EITF 94-3, a liability for an exit cost was recognized at the date of an entity’s commitment to an exit plan.  The adoption of SFAS 146 is expected to result in delayed recognition for certain types of costs as compared to the provisions of EITF 94-3.  SFAS 146 is effective for new exit or disposal activities that are initiated after December 31, 2002, and does not affect amounts currently reported in our consolidated financial statements.  SFAS 146 will affect the types and timing of costs included in future restructuring programs, if any, but is not expected to have a material impact on our consolidated financial position or results of operations.

Euro Currency

On January 1, 1999, certain countries of the European Union established fixed conversion rates between their existing currencies and one common currency, the euro.  The euro then began to trade on currency exchanges and to be used in business transactions.  Beginning in January 2002, new euro-denominated currencies were issued.  The prior local currencies were withdrawn from circulation on July 1, 2002.  We derived approximately 34.5% of our total revenues outside the United States for 2001, a significant portion of which was in Europe.  Excluding our subsidiary in Central and Eastern Europe which was sold in 2001 (See Note 7 to the Consolidated Interim Financial Statements), we derived approximately 30.7% of our total revenues outside the United States for 2001.  We derived approximately 29.5% of our total revenues outside the United States for the nine months ended September 30, 2002. The euro conversion did not have a material effect on our consolidated financial position or results of operations.

Results of Operations

The following table sets forth for the periods indicated, certain operating data, and data as a percentage of total revenues both including and excluding the Central and Eastern Europe (C.E.E.) subsidiary (including offices in Poland, Bulgaria and Estonia) sold in 2001.  The 2001 data reflects the reclassification of services revenue and cost of services related to the application of EITF Issue No. 01-14.

	Three Months Ended September 30, 2001				Three Months Ended September 30, 2002
(in thousands)	As Reported	C.E.E.	Excluding C.E.E.	Data as a percent of revenue	As Reported	Data as a percent of revenue
	Unaudited				Unaudited
Revenues:
License fees	$773	$—	$773	8.1%	$1,030	11.0%
Services	8,874	272	8,602	90.1	8,196	87.9
Other-related parties	174	—	174	1.8	101	1.1
Total revenues	9,821	272	9,549	100.0	9,327	100.0

Operating expenses:
Cost of license fees	316	6	310	3.2	393	4.2
Cost of services	4,059	186	3,873	40.6	3,838	41.1
Sales and marketing	1,502	93	1,409	14.8	1,379	14.8
Research and development	1,607	—	1,607	16.8	1,697	18.2
General and administrative	1,789	164	1,625	17.0	1,259	13.5
Restructuring and other costs	(166)	—	(166)	(1.7)	—	—
Total operating expenses	9,107	449	8,658	90.7	8,566	91.8
Operating income (loss)	714	(177)	891	9.3	761	8.2
Other income (expense):
Interest income	4	1	3	—	8	0.1
Interest expense	(151)	(15)	(136)	(1.4)	(100)	(1.1)
Gain on sale of subsidiary	—	—	—	—	149	1.6
Equity in losses of joint ventures	(103)	—	(103)	(1.1)	(179)	(1.9)
Other income (expense)	23	—	23	0.2	(52)	(0.6)
Other expense, net	(227)	(14)	(213)	(2.3)	(174)	(1.9)
Net income (loss)	$487	$(191)	$678	7.0%	$587	6.3%

	Nine Months Ended September 30, 2001				Nine Months Ended September 30, 2002
(in thousands)	As Reported	C.E.E.	Excluding C.E.E.	Data as a percent of revenue	As Reported	Data as a percent of revenue
	Unaudited				Unaudited
Revenues:
License fees	$4,014	$205	$3,809	12.6%	$2,954	10.6%
Services	27,168	1,208	25,960	86.0	24,542	88.3
Other-related parties	416	—	416	1.4	290	1.1
Total revenues	31,598	1,413	30,185	100.0	27,786	100.0

Operating expenses:
Cost of license fees	1,057	77	980	3.3	1,095	4.0
Cost of services	14,619	761	13,858	45.9	11,533	41.5
Sales and marketing	7,763	456	7,307	24.2	4,815	17.3
Research and development	5,338	—	5,338	17.7	5,123	18.4
General and administrative	6,856	451	6,405	21.2	3,380	12.2
Restructuring and other costs	937	—	937	3.1	—	—
Total operating expenses	36,570	1,745	34,825	115.4	25,946	93.4
Operating income (loss)	(4,972)	(332)	(4,640)	(15.4)	1,840	6.6
Other income (expense):
Interest income	99	69	30	0.1	31	0.1
Interest expense	(354)	(40)	(314)	(1.0)	(275)	(1.0)
Gain on sale of subsidiary	—	—	—	—	219	0.8
Equity in losses of joint ventures	(176)	—	(176)	(0.6)	(476)	(1.7)
Other income (expense), net	(143)	—	(143)	(0.5)	(176)	(0.6)
Other income (expense), net	(574)	29	(603)	(2.0)	(677)	(2.4)
Net income (loss)	$(5,546)	$(303)	$(5,243)	(17.4)%	$1,163	4.2%

Note:      The following discussions relate to changes in the results of operations excluding C.E.E. for the periods presented.

Total Revenues

Total revenues decreased $0.2 million or 2.3% and $2.4 million or 7.9% for the three and nine months ended September 30, 2002, respectively, as compared to the corresponding prior year periods.  The decrease for the three month period is mainly the result of a $0.4 million decrease in service revenues and $0.1 million in other–related party revenues partially offset by a $0.3 million increase in license fees.  The decrease for the nine month period is mainly attributable to a decrease of $0.3 million in license fees and $1.0 million in service revenues in the U.S. operations, and a decrease of $1.1 million in revenues in our foreign subsidiaries.  This was primarily the result of a continued slow down in the economy, the effects of which are being felt throughout the software industry, and increased competition in the services industry.

We derived approximately $2.9 million and $8.2 million, or 30.9% and 29.5%, of our total revenues from customers outside of the United States for the three and nine months ended September 30, 2002, respectively, compared to $2.8 million and $9.4 million, or 29.3% and 31.0%, respectively, for the corresponding prior year periods.  We expect that such revenues will continue to represent a significant percentage of our total revenues in the future.  Most of our international license fees and service revenues are denominated in foreign currencies.  Future fluctuations in the value of foreign currencies relative to the U.S. dollar could result in fluctuations in our revenue.

License Fees

License fees include revenues from software license agreements we entered into with our customers with respect to both our products and, to a lesser degree, third party products resold by us.  Total license fees increased $0.3 million or 33.2% for the three months ended September 30, 2002 and decreased $0.9 million or 22.4% for the nine months ended September 30, 2002, as compared to the corresponding prior year periods.  The decrease in the nine month period is mainly the result of the absence of a large license contract from one customer as noted below.  License fees for the three months ended September 30, 2002 included $0.7 million or 70.4% of total license fees from two customers.  License fees for the nine months ended September 30, 2002 included $1.3 million or 42.7% of total license fees from three customers.  License fees for the nine months ended September 30, 2001 included $1.2 million or 31.6% of total license fees from one customer.

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

Service revenues decreased $0.4 million or 4.7% and $1.4 million or 5.5% for the three and nine months ended September 30, 2002, respectively, as compared to the comparable prior year periods.  The decrease for the nine month period partially relates to an $0.8 million decrease in consulting revenue resulting from fewer demands for upgrades in the installed base thereby requiring less implementation services.  The decrease is also a result of a $0.4 million decrease in maintenance revenues.  Maintenance revenues for the nine months ended September 30, 2001 were higher than for the same period in 2002 because the 2001 period included revenues from customers related to prior year negotiated settlements and from incremental maintenance for continued support of older versions of our software no longer supported under current maintenance agreements.

Service revenues for the three months ended September 30, 2002 included $2.7 million or 32.7% of total service revenues from two customers.  Service revenues for the nine months ended September 30, 2002 included $7.3 million or 29.8% of total service revenues from two customers.

The following table sets forth, for the periods indicated, each major category of our service revenues as a percent of total service revenues:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2001(a)		2002		2001(a)		2002
(in thousands)	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Maintenance	$4,001	46.5%	$4,089	49.9%	$12,313	47.5%	$11,915	48.6%
Consulting	4,379	50.9%	3,945	48.1%	13,109	50.5%	12,266	50.0%
Training	22	0.3%	49	0.6%	137	0.5%	105	0.4%
Custom programming	200	2.3%	113	1.4%	401	1.5%	256	1.0%
Total services revenue	$8,602	100.0%	$8,196	100.0%	$25,960	100.0%	$24,542	100.0%

(a) Excluding C.E.E.

Other –Related Parties

During January 2001, we entered into two South African joint ventures: AXS-One African Solutions (Pty) Ltd (“African Solutions”) and Hospitality Warehouse (Pty) Ltd (“Hospitality Warehouse”).  African Solutions sells and services our suite of products.  Hospitality Warehouse uses our procurement software and generates fees for purchases made by member companies primarily in the hospitality industry.  Ownership is 50% or less in each joint venture.  We use the equity method of accounting for our investments in 20 to 50-percent-owned companies.  Under the equity method, investments are stated at cost plus or minus our equity in undistributed earnings or losses.  Revenues for the three and nine months ended September 30, 2002 from these joint ventures include management fee revenue of $95 thousand and $279 thousand, respectively and consulting revenue of $6 thousand and $11 thousand, respectively.  Revenues for the three and nine months ended September 30, 2001 included management fee revenue of $117 thousand and $208 thousand, respectively, and consulting revenue of $57 thousand and $208 thousand, respectively.

Management fees for the nine months ended September 30, 2002 are higher than for the same period in 2001 as the 2001 period only represents seven months of trading from the new joint venture.  The decrease in consulting revenue for both periods resulted from the transfer of the consulting staff and related services to African Solutions.  Consulting services are now provided to our customers by the joint venture.

Cost of License Fees

Cost of license fees consist primarily of amortization of capitalized software development costs and amounts paid to third parties with respect to products we resold in conjunction with the licensing of our products.  The elements can vary substantially from period to period as a percentage of license fees.

Cost of license fees increased $0.1 million and $0.1 million or 26.8% and 11.7% for the three and nine months ended September 30, 2002, respectively, as compared to the corresponding prior year periods.  For the nine month period ended September 30, 2002 an increase of $227 thousand in the amortization of capitalized software development costs was partially offset by a decrease of $65 thousand of third party software royalty fees and $32 thousand of documentation costs.  The increase in the amortization of software development costs is due to the release of software during 2002 for which amounts were previously capitalized.

Cost of Services

Cost of services consists primarily of personnel and third party costs for product quality assurances, training, installation, consulting and customer support.

Cost of services remained flat for the three months ended September 30, 2002 while decreasing $2.3 million or 16.8% for the nine months ended September 30, 2002, as compared to the corresponding prior year periods.  The decrease for the nine month period is primarily due to decreases of $1.6 million in personnel related costs due to a decrease in headcount and $0.2 million in variable compensation expense due to lower services revenues.  The decrease is also related to a decrease of $0.2 million in cost of third party services mainly in the United States due to reduced usage of third party consultants.

Sales and Marketing

Sales and marketing expenses consist primarily of salaries, commission and bonuses related to sales and marketing personnel, as well as travel and promotional expenses.

Sales and marketing expenses remained relatively flat for the three months ended September 30, 2002 while decreasing $2.5 million or 34.1% for the nine months ended September 30, 2002, as compared to the corresponding prior year periods.  The decrease for the nine month period is primarily a result of a decrease in personnel costs of $2.1 million due to lower headcount.  The decrease is also the result of a decrease of $0.4 million in marketing program expenses due primarily to a decrease of $0.6 million in market research and advertising expenses partially offset by an increase of $0.2 million in trade show and user conference expenses and investor relations expense.

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

Research and development expenses increased $0.1 million or 5.6% and decreased $0.2 million or 4.0% for the three and nine months ended September 30, 2002, respectively, as compared to the corresponding prior year periods.  We capitalized $0.5 million in software development costs for the nine month period of 2002 as compared to $0.8 million for the same period in 2001.  The rate of capitalization of software development costs may fluctuate depending on the mix and stage of development of our product development and engineering projects.  The increase in research and development costs for the three months ended September 30, 2002 is primarily the result of an increase of $0.1 million in personnel related expenses due to a decrease in the amount of capitalized software development costs for the period as compared to the same period in 2001.  The decrease for the nine months ended September 30, 2002 is primarily the result of a decrease of $0.2 million in bonus compensation expense.

General and Administrative

General and administrative expenses consist primarily of salaries for administrative, executive and financial personnel, and outside professional fees.  General and administrative expenses decreased $0.4 million and $3.0 million or 22.5% and 47.2% for the three and nine months ended September 30, 2002, respectively, as compared to the corresponding prior year periods.  The decrease for the three and nine months ended September 30, 2002 is primarily as a result of a decrease of $0.1 million and $1.2 million, respectively, in professional fees resulting primarily from lower legal costs, a decrease of $0.1 million and $0.8 million, respectively, in personnel related costs due to a decrease in headcount and a decrease of $0.1 million and $0.2 million, respectively, in rent expense due to office closings and downsizing of rental space.  The decrease for the nine month period is also the result of a decrease of $0.1 million in bonus expense and a decrease in bad debt expense of $0.1 million resulting from a bad debt recovery with one customer.

Legal fees amounted to $0.8 million for the nine months ended September 30, 2001.  The Securities and Exchange Commission (SEC) performed an investigation of AXS-One and of certain of our former employees and officers relating to activities performed through 1996 while they were our employees.  We filed a Form 8-K with the SEC on February 15, 2001 disclosing the SEC investigation and its disposition with respect to AXS-One.  In mid August 2001, we were informed by counsel for our former employees and officers, whom we knew to be the subject of the SEC investigation, that such counsel had been informed by the SEC that the SEC was no longer pursuing its investigation of their clients.  Under our certificate of incorporation, and Delaware law, we have an indemnification obligation to reimburse legal fees to former employees and officers relating to actions taken against them for work performed while they were our employees.  Approximately $0.8 million in such estimated legal fees were recorded during the nine months ended September 30, 2001.  During the second quarter of 2002 approximately $0.3 million of these charges were reversed due to favorable settlements of outstanding billings with legal firms.  The Company does not anticipate any further costs relating to this matter.

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

(in thousands)	Employee Termination Costs	Asset and Cumulative Foreign Currency Translation Adjustment Write-offs	Lease Costs	Total Costs
Restructuring and other costs recorded in June 2001	$603	$300	$200	$1,103
Write-off of assets and cumulative foreign currency Translation adjustment	—	(300)	—	(300)
Revision of the restructuring costs in September 2001	(138)	—	(28)	(166)
Revision of the restructuring costs in December 2001	—	—	(140)	(140)
Cash payments through March 31, 2002	(465)	—	(32)	(497)
Restructuring liability at September 30, 2002	$—	$—	$—	$—

Other Income (Expense)

Other income (expense), net decreased $(39) thousand for the three months ended September 30, 2002 and increased $(74) thousand for the nine months ended September 30, 2002 as compared to the corresponding prior year periods.  The decreased expense for the three month period is primarily due to an increase of $149 thousand in the gain on the sale of our subsidiary partially offset by an increase of $(76) thousand of equity in losses related to two joint ventures entered into during the first quarter of 2001 by our South Africa operations.  The increase for the nine months ended September 30, 2002 is primarily due to an increase of $300 thousand in equity in losses in joint ventures mostly offset by the gain on the sale of our subsidiary of $219 thousand.  Interest expense relates to the interest on the revolving line of credit and term loan. (See Note 2 to the Consolidated Interim Financial Statements.)

Segment Information

For the three and nine months ended September 30, 2002 the AXS-One Enterprise Solutions segment had license fee revenues of $0.2 million and $1.1 million, respectively, compared to $0.7 million and $3.2 million, respectively, for the comparable prior year periods; services revenue of $6.4 million and $19.4 million, respectively, compared to $7.0 million and $21.5 million, respectively, for the comparable prior year periods; and operating income of $0.7 million and $2.4 million, respectively, compared to $1.9 million and $2.0 million, respectively, for the comparable prior year periods.  License fees were higher for the nine months ended September 30, 2001 due to a $1.2 million sale to one customer.  Service revenues decreased due to fewer demands for upgrades in the installed base in the first quarter of

2002 as well as the sale of our subsidiary located in C.E.E which had approximately $1.2 million in services revenue for the nine months ended September 30, 2001.  Services revenue for the three months ended September 30, 2002 decreased $0.3 million over the corresponding prior year period when excluding prior year revenues of $0.3 million from C.E.E.  Operating income for the three months ended September 30, 2002 decreased $1.1 million from the corresponding prior year period primarily as a result of a $1.0 million decrease in total revenue.

The AXSPoint Solutions segment had license fee revenues of $0.8 million and $1.6 million for the three and nine months ended September 30, 2002, respectively, compared to $0.1 million and $0.6 million, respectively, for the comparable prior year periods; service revenues of $1.0 million and $3.2 million, respectively, compared to $1.2 million and $3.2 million, respectively, for the comparable prior year periods; and operating income of $1.2 million and $2.8 million, respectively, as compared to $0.5 million and $0.7 million, respectively, for the comparable prior year periods.  The increase in license revenues was mainly due to sales of new products to three existing customers.

Tivity Solutions had license fee revenues of $23 thousand and $0.3 million, respectively, for the three and nine months ended September 30, 2002, as compared to $18 thousand and $0.2 million, respectively, for the comparable prior year periods; service revenues of $0.7 million and $2.0 million, respectively, as compared to $0.8 million and $2.5 million, respectively, for the comparable prior year periods; and operating income (loss) of $0.2 million and $0.2 million, respectively, as compared to $49 thousand and $(0.7) million.  The increase in license fee revenue for the nine months ended September 30, 2002 from the corresponding prior year period was primarily due to a license sale to one customer in the U.S.  The decrease in services revenue for the nine months ended September 30, 2002 as compared to the corresponding prior year period was the result of a decrease in consulting revenue due to decreased demand for upgrades in the installed base.

The increase in operating income in all segments was primarily as a result of decreases in cost of services and sales and marketing expenses throughout the company, due to the restructuring in the second quarter of 2001 resulting in lower headcount.

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

For these revenue transactions, we assess whether the fee is fixed and determinable and whether or not collection is reasonably assured.  We assess whether the fee is fixed and determinable based on the payment terms associated with the transaction.  If a significant portion of a fee is due after our normal payment terms, which are 30 to 90 days from invoice date, we account for the fee as not being fixed and determinable.  In these cases, we recognize revenue as the fees become due.

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

Our arrangements do not usually include acceptance clauses.  However, if an arrangement includes an acceptance provision, acceptance generally occurs upon the earlier of receipt of a written customer acceptance or expiration of the acceptance period.

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

Liquidity and Capital Resources

There were no amounts available under the revolving line of credit at September 30, 2002 since we had borrowed the maximum amount allowed by the bank of $1.5 million.  The available amount under the term loans at September 30, 2002 was $1.0 million.  Effective August 8, 2002, we further amended the Agreement (See Note 2 to the Consolidated Interim Financial Statements) to make available an additional term loan in the original principal amount of up to $1.5 million of which we borrowed $250 thousand on August 21, 2002 and $250 thousand on September 13, 2002 and transferred $500 thousand of debt from the revolver to the term loan on October 1, 2002.

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

Our operating activities used cash of $0.9 million and $0.5 million for the nine months ended September 30, 2001 and 2002, respectively.  Net cash used by operations during the nine months ended September 30, 2001 was comprised primarily of the net loss partially offset by depreciation and amortization expense, a decrease in accounts receivable and an increase in deferred revenue.  Net cash used by operating activities during the nine months ended September  30, 2002 was comprised primarily of an increase in accounts receivable, a decrease in accounts payable and accrued expenses and a decrease in deferred revenue partially offset by the net income and depreciation and amortization expense.

Our investing activities used cash of $1.2 million and $0.8 million for the nine months ended September 30, 2001 and 2002, respectively. The principal uses during 2001 were for equipment purchases, leasehold improvements and capitalized software development costs.  For the nine months ended September 30, 2002 uses of cash were primarily for capitalized software development costs, equipment purchases and loans to joint ventures, partially offset by proceeds from sale of subsidiary.

Cash provided by financing activities was $0.7 million and $0.7 million for the nine months ended September 30, 2001 and 2002, respectively, and related mainly to proceeds from the issuance of debt offset by repayments of debt for both periods presented.

We have no significant capital commitments.  Planned capital expenditures for 2002 total approximately $1.0 million, including any software development costs that may qualify for capitalization under SFAS 86.  Our aggregate minimum operating lease payments for 2002 will be approximately $1.6 million.  We have experienced recurring net losses of $3.7 million, $0.3 million and $4.7 million during the years ended December 31, 1999, 2000 and 2001, respectively.  Additionally, as a result of intense competition and rapid technological change together with the slowing economy we have also experienced declining license and service revenues.  In response to these conditions, management has pursued and is continuing to pursue several initiatives to improve operating results and liquidity and better position AXS-One to compete under current market conditions.  This included, but was not limited to, our restructuring effort in June, 2001 (See Note 5: Restructuring and Other Costs) whereby we were able to reduce costs sufficiently to allow us to generate net income of $2.6 million for the fifteen months ended September 30, 2002.  Due to these efforts, we expect that our operating cash flow and available financial resources will be sufficient to fund our working capital requirements through 2002.  However, our ability to achieve the anticipated results is affected by the extent of cash generated from operations and the pace at which we utilize our available resources.  There is also the risk that cash held by our foreign subsidiaries will not be readily available in our U.S. operations to pay our debt and other obligations as the transfer of funds is subject to various foreign government restrictions.  Accordingly, we may in the future be required to seek additional sources of financing or future accommodations from our existing lender.  No assurance can be given that management’s initiatives will be successful or that any such additional sources of financing or lender accommodations will be available.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

In the normal course of business, we are exposed to fluctuations in interest rates and equity market risks as we seek debt and equity capital to sustain our operations.  We are also exposed to fluctuations in foreign currency exchange rates as the financial results and financial conditions of our foreign subsidiaries are translated into U.S. dollars in consolidation.  We do not use derivative instruments or hedging to manage our exposures and do not currently hold any market risk sensitive instruments for trading purposes.

Certain Factors That May Affect Future Results and Financial Condition and the Market Price of Securities

See our 2001 Annual Report on Form 10K for a discussion of risk factors.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

Our chief executive officer and our chief financial officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) as of a date (the “Evaluation Date”) within 90 days before the filing date of this quarterly report, have concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities as appropriate to allow timely decisions regarding required disclosure of such information.

Changes in internal controls

There were no significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect our disclosure controls and procedures subsequent to the Evaluation Date.

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

AXS-ONE INC.

Date: November 13, 2002	By:	/s/ John A. Rade
John A. Rade
Chief Executive Officer,
President and Director

	By:	/s/ William G. Levering III
William G. Levering III
Vice President, Chief Financial Officer, and Treasurer
(Duly Authorized Officer and Principal Financial Officer)

CERTIFICATION

I, John A. Rade, certify that:

1. I have reviewed this quarterly report on Form 10-Q of AXS-One Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002
/s/ John A. Rade
John A. Rade
Chief Executive Officer
President and Director

CERTIFICATION

I, William G. Levering, certify that:

1. I have reviewed this quarterly report on Form 10-Q of AXS-One Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002
/s/ William G. Levering III
William G. Levering III
Vice President, Chief Financial Officer, and Treasurer
(Duly Authorized Officer and Principal Financial Officer)