Form 10-K
period 2002-12-31
AXS ONE INC
filed 2003-03-31
CIK 947427

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the fiscal year ended December 31, 2002

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
None

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Act") during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 under the Act). Yes ☐    No ☒

        The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based upon the closing sale price of Common Stock on June 28, 2002 (the last business day of the Registrant's most recently completed second fiscal quarter) as reported on the American Stock Exchange, was approximately $10.1 million. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

        As of March 14, 2003, Registrant had outstanding 24,866,742 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

        Items 10, 11, 12 and 13 of Part III are incorporated by reference from a portion of the Registrant's definitive proxy statement to be furnished to stockholders in connection with the 2003 Annual Meeting of Stockholders.

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

General

        AXS-One Inc. ("AXS-One" or the "Company") (which, until October 31, 2000, was known as Computron Software, Inc.) is a provider of robust, secure business solutions that allow a company to achieve efficiency in its business processes and to extend those efficiencies to its customers, suppliers, and business partners. AXS-One has a 25-year proven track record in developing flexible, high-volume, scalable, secure and effective business solutions for global 2000 organizations. AXS-One's ability to quickly identify emerging market opportunities and build high-quality innovative solutions has won many awards over the years, including Imaging Magazine's "Product of the Year" award for its Workflow (the precursor to the current AXS Process Manager), a "Best of AIIM" award for the first Internet/Java COLD product and the 2002 "Best of AIIM" award for Best Practices in Enterprise Content Management for AXS-One's AXSPoint Travel Industry Solution implemented at one of our clients, Brittany Ferries.

        AXS-One believes that the ultimate success of 21st century organizations will be determined by how seamlessly these organizations conduct business internally and with their partners, customers and suppliers. As a result of today's highly volatile business environment, corporations need to be very agile and solutions that address specific points of pain may be more appropriate than traditional broad-based Enterprise Resource Planning (ERP) solutions. To meet this need, the Company's objective is to deliver Internet-based business solutions that allow organizations to establish transparent and seamless processes throughout their value-network, thus enabling true collaborative commerce. AXS-One's approach allows companies to preserve investments in existing systems by extending them with collaborative web services that automate business processes across corporate boundaries. This results in manageable investments, quick implementation schedules and rapid return on investments (ROIs).

        For the past three years, AXS-One has invested significantly in the development of collaborative technology, and will continue to so invest throughout 2003. In particular, AXS-One launched its AXS-One Web Services solutions in 2002, the result of multiple years of investment in upgrading its technology to a web services compliant architecture.

        AXS-One has three families of products:

AXS-One® Enterprise	—	a suite of solutions that address mission critical financial processes that directly affect the overall performance of an enterprise.
Tivity™	—	a verticalized version of AXS-One Enterprise solutions that addresses mission critical business processes of the professional services industry including industry specific modules, such as TEAM, Swift-AXS™ and Revenue Cycle Management.
AXSPoint®	—	a suite of products encompassing process automation, content management and distribution, compliance and secure, personalized delivery of web content. AXSPoint tools are utilized by AXS-One to develop solutions to address specific vertical opportunities. The solutions are referred to as AXS-One Collaboration Frameworks™. Examples include AXS-One Travel and AXS-One Legal.

        Each of these families of solutions has been enhanced using AXS-One's e-Cellerator™ products. First introduced in 1999 and now used in approximately 70 corporations, e-Cellerator products utilize a process-

centric web services architecture that AXS-One has developed to support the design and development of large-scale, Internet-based collaborative commerce solutions. It is an "n-tier" (desktop browser, web servers, application servers and database server), component-based, Internet-deployable, scalable architecture fully compliant with the industry standard interface definition language (WSDL), eXtensible Markup Language (XML) and Simple Object Access Protocol (SOAP) web services protocols and architectures. At the core of the architecture is an advanced process engine that handles large volumes of complex business process logic. The user interface is very intuitive and is accessible over the Internet utilizing a combination of HTML, XML Style Sheets and Java applets or Visual Basic for the client/server desktop.

        e-Cellerator products run on Windows 2000, Sun Unix, HP UNIX, and IBM RS/6000 Unix application servers. Linux is available, but not deployed. The e-Cellerator products support the following database engines: Oracle on all platforms, MS SQLServer on Windows 2000, and Informix and Sybase on the Unix servers. Solutions using e-Cellerator products can be hosted in-house or remotely by third-party application service providers (ASP). AXS-One is committed to delivering solutions that allow organizations to conduct business seamlessly with their customers, suppliers and partners in a collaborative Internet operating environment.

        AXS-One's Foundation products, included in the AXS-One Enterprise product line, which are deployed in a client/server (with Visual Basic thin client and browser based desktops) or web services-based model, continue to be maintained, enhanced and upgraded. These products are the back-office system of choice for large information-centric, global organizations such as AIG, Pfizer, AOL, Deutsche Bank, Emery, TNT, and United Airlines. AXS-One's Foundation products are very well suited to those organizations that have adopted an internal "shared services" approach to back-office administration functions, or organizations in the Financial Services, Transportation or Communications industries and in the public sector. AXS-One Financials have extensive functionality and are able to handle large volumes of complicated business transactions. They are designed to manage end-to-end business processes. AXS-One Financials are integrated with a robust process engine that allows organizations to manage and track a wide range of business-process metrics. The Process Design Workbench is a critical component of the solution. It enables organizations to quickly tailor standard business process templates to meet their own unique needs. The underlying "n-tier" architecture is highly scalable and able to meet the transaction volume needs of global 2000 organizations. AXS Process Manager (workflow), a critical component of the e-Cellerator family of products, can be used to automate business processes both within and across organizations, thus extending the reach of end-to-end process control outside of the walls of traditional bricks and mortar organizations and achieving true collaborative business communications.

        In the Net economy, with the virtual office becoming more prevalent, AXS-One believes it is well positioned to meet the e-business needs of complex organizations. AXS-One's e-Cellerator products provide the ability to leverage technology and collaboratively distribute and process business knowledge electronically throughout the enterprise or across enterprises.

Organization and Products

        The Company has three main product lines: AXS-One Enterprise Solutions, Tivity Solutions and AXSPoint Solutions. AXS-One conducts comprehensive marketing programs in the United States, which include telemarketing, public relations, direct mail, advertising, seminars, trade shows and ongoing customer communications programs.

        AXS-One currently markets its products and services primarily through a direct sales force in the United States and directly and indirectly in other parts of the world. Sales efforts in the United States are conducted by a direct sales force located at the Company's headquarters in Rutherford, New Jersey, and in the Tampa, Dallas, Chicago and Atlanta areas.

        Outside of the United States, the Company utilizes its sales and support offices in Australia, Singapore, South Africa, and the United Kingdom. In the past the Company has established distribution arrangements with third parties around the world, including the reseller agreement entered into in 2001 with its former subsidiary located in Central and Eastern Europe, and continually evaluates future third party arrangements. Currently, AXS-One does not generate significant revenues from its distributors.

        Further information specific to these three product lines are presented in Note 10 to the Consolidated Financial Statements.

        AXS-One Enterprise Solutions.    Offers a suite of supply chain management solutions that address mission critical business processes that directly affect the overall performance of an enterprise. The degree of success or failure of these processes is measured in terms of speed, accuracy, control and accountability. AXS-One Enterprise solutions manage the revenue process, including relationships with customers, with Revenue Manager; and the expenditure process, including relationships with vendors and employees, with Expense Manager and Procurement Manager. The business planning, budgeting, analysis and reporting process, key performance indicators (KPI's) and business performance are managed with Business Manager. Collectively, AXS-One Enterprise solutions enable enterprises to effectively manage entire process lifecycles with proven transactional applications, templated and automated process workflow, and by harnessing the power of the Internet. AXS-One Enterprise solutions are built on AXS-One's web services architecture and can be deployed as integral parts of other solutions thus making them a solution of choice for third-party software vendors wishing to include world-class financials within their state-of-the-art solutions. AXS-One Enterprise solutions have been successfully deployed within hosted Internet solutions such as those provided by Comstrata, an internet-based property management solution in Australia.

        AXS-One's Foundation suite of world-class back-office financial solutions are continually maintained and enhanced to support existing customers, including Pfizer, AIG, Deutsche Bank, TNT, United Airlines and Emery.

        The AXS-One Enterprise family of solutions leverages and shares the core functional components of AXS-One Foundation products, such as AXS-One Financials, and the benefits of e-Cellerator products. The ability to utilize existing Foundation components enables AXS-One Enterprise Solutions to support a powerful set of core business functionality, such as multi-language and multi-currency, and the ability to handle complex, process-centric business (such as the dissemination of purchase orders to suppliers utilizing the Internet), and accounting requirements, such as different forms of payment. As a result, AXS-One Enterprise Solutions have all the features of a powerful e-business solution, backed by the solid functionality of a world-class, global back-office suite of business products. AXS-One Enterprise Solutions and Foundation products are described below.

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

AXS-One Enterprise Procurement Manager supervises the entire procurement lifecycle process. From supply need to payment for received goods (requisition-to-payment), Procurement Manager allows employees to securely buy supplies via an Intranet web site in a controlled environment. Procurement Manager manages the internal catalogs and/or links to external supplier catalogs via XML, manages budgetary controls, controls the approval process and creates the final purchase order. Once an ordered supply has been received, Procurement Manager is notified by receipt verification from the receiver. Once an invoice is received from the supplier, Procurement Manager conducts a three-way match between the original purchase order, the invoice and the receipt for accuracy. If everything matches then Procurement Manager triggers a scheduled payment. If a match is not found, Procurement Manager begins exception processing. Procurement Manager streamlines and automates the entire procurement process including budgetary controls, catalog maintenance, inventory and approval management.

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
General Ledger
The General Ledger (GL) module provides comprehensive financial accounting and management information across multiple companies, currencies, and reporting calendars. It stores and maintains financial, statistical, and budgetary information for summary, comparison, calculation, inquiry, and reporting. AXS-One believes that the product fulfills statutory, consolidation, and management requirements while offering benefits such as comprehensive user control of essential functions and the ledger structure, n-dimensional chart of account structure, customization of Advanced User Interface, total integration with other AXS-One applications (via its own sophisticated interfacing tool GENEX) and XML defined transactions with non-AXS-One software. Through the use of various standard AXS-One utilities, data can also be uploaded to and/or downloaded from external sources.
AXS Excel
AXS Excel is AXS-One's financial report writer of choice. It utilizes Microsoft Excel as a design and delivery mechanism, combining the ability to design MS Excel templates with the ability to automatically extract information from the AXS-One reporting suite and populate the information directly into designated areas of the template. AXS Excel can be used as a production report writer or for "what-if" type analysis.

TransAXS® Financial Reporting
The TransAXS Financial Reporting (FR) system allows an organization to fully automate its weekly, monthly and quarterly production of business performance metrics. Key performance indicators (KPIs) are presented in Microsoft Excel spreadsheets and distributed via email or an Internet browser to responsible individuals. TransAXS FR allows an organization to fully describe what information is to be sent to which individuals thus fully automating the distribution and creation of reports.
TransAXS Business Control Management
The TransAXS Business Control Management (BCM) module is workflow-based and is designed to allow organizations to automate the way in which budget information is downloaded/uploaded, disseminated and collected throughout the enterprise. It provides the ability to track the status of each form, reducing the manual intervention often involved in the budget cycle process. TransAXS BCM is also able to generate monthly, quarterly and annual reporting of actuals versus targets and can allow organizations to adopt a rolling forecast methodology.
Accounts Receivable
The Accounts Receivable module provides efficient and comprehensive debtor management facilities, offering complete financial accounting and management information, in multiple currencies, to fulfill statutory and management requirements. It is parameter-driven for precise matching to user requirements and offers users control of many functions including a complex cash rules engine for payment application. Users can create and monitor collection campaigns from queue records based on data from the customer master, customer statistics, and open item files using the Credit Manager's workbench function. Additionally, AXS-One Accounts Receivable has an optional Direct Invoicing module that handles pick list generation, invoice generation, deal pricing, and pricing and discount tables for goods and services. It supports the EDI 820 and 823 requirements as well as ACH defined debit and credit authorizations. It can be integrated with AXS-One's reconciliation module (AP) to unify cash management procedures. Through the use of various standard AXS-One utilities, data can be uploaded to and/or downloaded from external sources.
Accounts Payable
The Accounts Payable module is a sophisticated vendor management system. It offers an easy-to-use method of managing suppliers, vendors, and the purchasing cycle. It embraces purchasing statistics, cash management forecasting, employee advance and expense handling, EFT payment capability, built-in invoice logging, tracking and payment authorization and reconciliation procedures. It also provides comprehensive financial accounting and management reporting and inquiry (statistical and financial) in multiple currencies. Through the use of various standard AXS-One utilities, data can also be uploaded to and/or downloaded from external sources.

Purchase Order
The Purchase Order module enables automated purchase order processing, user-defined vendor evaluation, blanket and standard orders, and transmission of purchase orders through print, fax, EDI 850 or its XML equivalent. Additionally, the system provides utilities to automate catalog maintenance through support of EDI 832 or its XML equivalent and standard AXS-One utilities. It also provides sophisticated buyer sourcing that includes automatic pick tickets and direct requisition to purchase order processing. The system may optionally be integrated with AXS-One's encumbrance or corporate budgeting modules for additional spend management.
Expense Cycle Management
Expense Cycle Management (ECM) is a complete application that integrates portions of AXS-One's Financial modules with workflow technology. It is delivered with a graphical process design wizard called the Process Design Workbench. It comes with all of the workflow tasks necessary for re-engineering the payment cycle, such as several scanning, faxing and invoice capture tasks, tasks for indexing documents, voucher approval routing options, EFT payments, exception handling, and full online inquiry to the workflow and financial data. The solutions interact with approvers in two modes. Those users that do not have a large volume of invoices to approve are sent invoices via standard email, including an image of the original invoice. They can approve the invoices from within email or, if they need greater background information can access the invoice approval information repository via a simple HTML interface. Users with larger numbers of invoices to approve will typically only receive notifications via email and will approve invoices via a simple HTML interface.
TransAXS Vendor
TransAXS Vendor is a supplier self-service portal that gives vendors full access to information such as status of payments, purchase orders, and much more. It also allows vendors to update contact information and other relevant data. All changes made through the portal are governed by a powerful approval process and no changes are allowed directly to the underlying master tables. TransAXS Vendor can also be used on an internal basis to give managers greater access to information about vendors.
Procurement Cycle Management
Procurement Cycle Management (PCM) is a complete application that integrates portions of AXS-One's Financial modules with workflow technology, including the Process Design Workbench. It allows individual organizations to define the procurement cycle process and provides a view of the current processes, identifying areas that can be improved. PCM can electronically create both requisitions and purchase orders, and upon completion of an online requisition, perform custom defined business rules and automatically approve or route the requisition to a supervisor for manual approval and release.

TransAXS Procurement
TransAXS Procurement is a modern requisitioning and purchase order management system. It is fully integrated with Procurement Cycle Management and is designed to handle the myriad of requests made in an organization to purchase supplies or third party services. TransAXS Procurement utilizes an HTML interface and a standard Internet-shopping paradigm with shopping carts and checkouts. As a result, it requires minimal training for end users who are already familiar with purchasing products and services in an on-line environment. TransAXS Procurement can allow users to purchase products against an internal catalog or "punch-out" and purchase products directly from vendors' shopping sites. All purchases are routed for corporate approval and verifications are made against budget limits and personal authority levels.
Inventory Control
The Inventory Control module is a highly flexible inventory system with full integration to AXS-One Financials. This system features extensive inventory transaction capabilities and detailed reporting functionality. Notable features include Item Master File maintenance and inquiry capability, and Bill of Materials. The system includes a full range of inventory transactions such as: warehouse moves, transfers, issues, and returns. Additional features include inventory count capabilities, reporting and multiple costing methods. Through the use of various standard AXS-One utilities, data can also be uploaded to and/or downloaded from external sources.
Fixed Assets
The Fixed Assets (FA) module tracks fixed assets, maintains related financial and accounting records and provides for flexible, unlimited depreciation calendars, user-defined asset identification and make, model and number descriptions. It can generate fixed asset information directly for the AXS-One Financials/General Ledger. This will produce the data required to update asset accounts, accumulated depreciation accounts, depreciation expense accounts, and disposition gain or loss accounts, and relieve the appropriate FA clearing accounts. This update can then be posted directly to the AXS-One Financials/General Ledger and, with the integrated reconciliation of GL and FA, can be easily monitored. Through the use of various standard AXS-One utilities, data can also be uploaded to and/or downloaded from external sources.
Encumbrance Accounting	The Encumbrance Accounting module enables public sector and not-for-profit organizations to avoid exceeding budgeted amounts by enforcing strict controls over disbursements and purchasing.

        Tivity Solutions.    By leveraging the Company's proven experience in building easy-to-customize, process-centric systems to automate business processes both within and outside an organization, Tivity products provide solutions to Professional Services Organizations (PSOs) that decrease the time to bill and the effort involved in the billing and revenue recognition processes, while increasing the utilization of knowledge workers. This family of solutions, a verticalized version of AXS-One Enterprise solutions, allows PSOs to operate virtually and globally across the enterprise. PSOs are among the first of the virtual workforces requiring the ability to connect a complex network of clients, employees, contractors and partners in a truly global environment. Tivity products are able to provide that connectivity across all trading partners of a PSO.

        Tivity products provide these same solutions to Internal Service Organizations (ISOs). While ISOs do not need to bill external organizations, ISOs need to track project costs for internal allocation and have the same needs as PSOs in maximizing the utilization of resources and in effectively managing the work product of these resources.

        By integrating e-Cellerator products with Tivity solutions, AXS-One is able to provide PSOs and ISOs with world-class Internet transaction processing (ITP) and Internet knowledge processing (IKP) systems tailored to the specific requirements of these organizations.

        The ability to integrate third party tools and products with Tivity's family of solutions is a key component of being able to offer an integrated full suite solution. In 2002, AXS-One formed a strategic partnership with Portfolio DecisionWare who designs, develops and markets a world-class Project Portfolio Management system. AXS-One is actively seeking partnerships during 2003 to enhance its product offerings. The likelihood of success of these efforts cannot be determined at this time.

        AXS-One has global customers using Tivity products, including Mercer Management Consulting, Cap Gemini Ernst & Young, William M. Mercer and America Online. These organizations use client/server versions of AXS-One's TEAM (Time & Expense Accounting Management) software, and during 2003 the Company hopes to migrate many of these customers to e-Cellerator products based on Tivity's family of solutions. The likelihood of success of these efforts cannot be determined at this time.

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

Time & Expense Cycle Management
This module is a process-centric, user definable timesheet and expense report approval module that allows PSOs and ISOs to review and approve the timesheets and expense reports of its workers prior to accepting this data into the financial systems. This review and approval process can be defined at the individual project level and can be extended outside of the organization to the client's representative.
Revenue Cycle Management (RCM)
This module is a process-centric revenue management module that allows PSOs to manage changes to their revenue stream more effectively. Phase I of RCM (Bill Memo Routing) currently available, automates the pre-billing approval process, which enables organizations to manage their billing process more efficiently. Phase II of RCM, scheduled for release in the second quarter of 2003, will manage the ways in which changes to already recorded revenue are controlled and approved throughout the enterprise. With RCM, organizations will be able to improve the quality and control of revenue. RCM will enhance the practice manager function by allowing fast and accurate access to pertinent information for clear and quick decision-making.
SMART™ (Speedily Manage Alignment of Resources and Tasks)
This Resource Management solution allows resource managers and project managers to plan and staff the projects and work assignments under their responsibility. It also allows resource managers to forecast resource requirements and to manage and schedule resources. Individual employees may update their skills inventory and preferences for future assignments. This module allows the organization to model its business processes in terms of the subsequent review, acceptance and/or approval of resource requests.
Project Management
This Project Management solution allows project managers to create new projects using previously stored templates and manage projects under their responsibility. This solution allows the user to identify and weigh key performance indicators to allow analysis and notifications based on the overall performance of projects in the organization's portfolio. This solution will be enhanced to proactively reschedule work based on project performance. The enhanced solution is scheduled for release in the fourth quarter of 2003.
Employee Home Page
The Employee Home Page extends the value of the complete Tivity suite by providing workers with a web-based self-service secure portal that allows them a real-time view of their timesheets, expense reports, assignments, project status, outstanding client receivable balance, and items waiting their attention. It also allows the users to request changes to their personal information including skill sets and assignments, thereby reducing the need to chase-down the information required completing their daily work.

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

        AXSPoint Solutions.    Solutions that enable organizations to electronically and securely capture, manage, and share corporate content and knowledge both within the enterprise, and with the Company's customers and other business partners. The AXSPoint technology enables customers to gain and maintain competitive advantage by providing technology that captures, manages, and delivers content and information across the enterprise and throughout the value-network. AXS-One, through professional service offerings, also provides customers with resources who have technology and industry expertise. AXSPoint products utilize the same underlying e-Cellerator architecture as other AXS-One products. These products can be used to rapidly transform traditional systems into powerful web services solutions. AXSPoint solutions are a powerful solution set for extending existing systems and for rapidly deploying collaborative commerce capabilities throughout a value network.

        AXSPoint solutions have been deployed as self-service information systems, Internet report publishing and distribution systems, compliance systems, customer service systems, Internet-enabled information reconciliation systems, and transaction confirmation solutions. These solutions are typically implemented in weeks, thus providing a rapid time-to-value. AXSPoint technology manages report, legacy, and systems data, email and instant message communications, and other business data and places this information in a repository that provides easy access to this data for re-tasking. By combining this data with other data sources and supplying easy access via a robust user interface, AXSPoint solutions facilitate short time-to-market for custom web applications. This rapid time-to-market combined with advanced functionality is a critical selling point that differentiates this AXS-One product line from competitive offerings. AXSPoint solutions scale easily from small companies to large multinational enterprises.

        AXSPoint technology is also a books and records repository and, as such, not only delivers a powerful portal to information but can also eliminate many paper production and storage costs. AXSPoint technology is able to store information in various media, which support the concept of Write Once Read Many (WORM). As a result, AXSPoint solutions are excellent replacements for microfiche. AXSPoint solutions are able to store many forms of information within their WORM repositories, including e-mail, business reports, compliance reporting, and much more. AXSPoint technology is also fully compliant with SEC Rule 17a-4 requirements for electronic communications such as email. The AXSPoint repository is able to store terabytes of information and is also an excellent tool for email management.

        AXS-One has clients globally using AXSPoint solutions, including Wachovia, Deutsche Bank, Chicago Mercantile Exchange, and JP Morgan Chase. During 2001 and 2002 many of these organizations were upgraded from the client/server versions of AXS-One COOL™ software to the e-Cellerator products-based AXSPoint family of solutions. The Company anticipates that most of the clients remaining on the older technology will upgrade during 2003; however, no assurances regarding such upgrades can be made at this time.

  AXSPoint Solutions:

Module	Features
COOL
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
AXSPoint Central
Consists of a central repository for storing business information, together with tools that allow information to be published from the repository. The base system comes with the ability to extract, capture, manage, and present information from mainframe and legacy based systems, relational database management systems (RDBMS) systems, XML, and other business data content stores. These report files may be either internal reports or report files received from third-party organizations such as vendors, customers or business partners. Once information is stored in the repository, users can gain access to this information via a standard browser. The repository stores historical views of the same information and allows users to analyze data from historical content. This product was designed for clients presently using the COOL product who need the ability to access information using a web-browser and store or create XML, but do not need the extensive capabilities of the Exchange product.

AXSPoint Exchange
The AXSPoint Exchange solution allows rapid development of web-based Electronic Self Service (ESS) and dynamic content creation systems. AXSPoint Exchange solutions are designed to meet specific business needs, such as Electronic Bill Presentment and Payment (EBPP), Vendor Self Service, Customer Self Service, Billing Consolidation, and Report Consolidation and Analysis. Access to the software is via a standard web-browser and is authenticated for data-level secured access to AXSPoint Central content. Users can search, view, or download content as MS Excel spreadsheets or XML-tagged files for further analysis. These solutions are designed based on e-Cellerator architecture and can be combined with the AXS Process Manager module. AXSPoint Exchange's enhanced rapid development environment makes it easy to use when building and supporting web-based information management applications.

The value of this product lies in its ability to provide enterprise-wide access to mission critical data on a secured platform with rapid time-to-value. Recent advances in the design of this product have reduced the skill level needed to produce such applications, thus reducing the overall cost of implementation.
Email and Instant Message Manager
Built on the foundation of AXSPoint archive and retrieval technologies, Email and Instant Message Manager is an enterprise solution that allows any organization to meet and manage compliance mandates and to leverage the corporate knowledge contained within email and instant messaging systems. By providing a single interface to disparate corporate content systems, the Email and Instant Message Manager solution addresses both the compliance and operational requirements of managing long-term messaging content storage by managing large dispersed email infrastructures and consolidating them into centralized, secure archives.
AXS Process Manager
AXS Process Manager is process automation technology that enables AXS-One e-business solutions to bridge and automate the process void that exists between organizations. Business solutions are rules based, and allow user defined decision processing, managed business processes and documents, and are able to operate across the Internet.

AXS Process Manager is used to build total web-based business solutions. Since a powerful rules engine is integrated directly into AXS Process Manager, organizations are able to extend the reach of AXS-One applications to drive all facets of their business. AXS Process Manager will enable companies to build high-performance, production oriented, end-to-end process systems that directly access line-of-business and horizontal application data sources in batch mode and in real time without compromising information.

AXS-One Collaboration FrameWorks Solutions
Launched in 2002, these are specific solutions designed for several vertical markets and include best practice templates and integrated software components, from both the AXSPoint Exchange and AXS Process Manager product lines. AXS-One Collaboration FrameWorks solutions have been developed for Banking, Brokerage, Insurance, and Transportation markets, and are targeted for rapid implementation point solutions such as Loan Origination, New Accounts Processing, Confirmation and Exception Reporting, Post-Issue Processing, Policy Archival and Distribution, Self-Service, Reconciliation and Dispute Management, among others.
AXS-One Clarity	A complement to the AXSPoint Central and AXSPoint Exchange environments, AXS-One Clarity is a Java-based analytical tool allowing for cube-based analysis of enterprise content.

        In 2000, AXSPoint Central and AXSPoint Exchange were enhanced to leverage the power of eXtensible Markup Language (XML). In 2001, this capability was enhanced to allow AXSPoint Exchange to be deployed as a web service thus extending its value to organizations that wish to employ a centralized portal strategy. Significant enhancements were also made to the AXSPoint Exchange development capabilities via the deployment of Macromedia Ultradev Extensions. With these extensions a company can rapidly design and deploy complex Electronic Self Service (ESS) applications either as dedicated systems or through portals. Also in 2001, and continuing into 2002, solutions based on AXSPoint Exchange and AXS Process Manager were deployed in four customers, allowing for the interchange and collaboration of corporate content between vendors and suppliers. In March of 2002, AXS-One was awarded AIIM's Enterprise Content Management Best Practice Award for an AXSPoint-based implementation at Brittany Ferries, a major European passenger and freight carrier, which enabled the rapid reconciliation of travel agent statements. In 2002, the AXSPoint product line released industry standard web services, based on SOAP and Universal, Description, Discovery and Integration (UDDI) protocols, to further enable content access for both end-user interfaces as well as enterprise application integration. In April 2002, AXS-One's web services technology was named "Best of AIIM 2002" by CMP Media's Transform Magazine. Also in 2002, AXSPoint technology was extended to accept additional sources of information such as email.

        Partnerships with systems integrators specializing in Electronic Bill Presentment and Payment (EBPP), Electronic Self-Service (ESS) and document management solutions are being pursued and supported to establish AXSPoint products as core products used to deliver services to their clients. Software vendors that lack the ability to extend the functionality of their product are supplied with the ability to present their information on an enterprise basis by leveraging AXSPoint presentation and analysis functions. AXS-One is pursuing opportunities with web-based companies that require AXSPoint features and functionality as a complement to their business. The likelihood of success of these efforts cannot be determined at this time.

AXS-One Collaboration FrameWorks Solutions

        During 2001 and 2002, recognizing that fewer and fewer enterprise ERP decisions were being made, AXS-One shifted development resources to create a new breed of rapid response, high return on investment (ROI), point solutions called AXS-One Collaboration FrameWorks Solutions that address many issues confronting companies under pressure to compete effectively with limited budget and personnel resources.

        AXS-One Collaboration FrameWorks solutions allow organizations to improve significantly their business performance in keys areas without the need for replacing existing systems by plugging process and information gaps with point solutions. AXS-One Collaboration FrameWorks solutions are tactical solutions that are designed to be implemented in days or weeks rather than months or years. The result is very focused projects, with short-term ROIs and without the risks normally associated with typical strategic IT initiatives. AXS-One Collaboration FrameWorks solutions are deployed over the Internet and are based on a very robust web-services architecture.

        These solutions streamline the way companies do business with their suppliers, customers and trading partners. They provide more rapid access to key business information. New AXS-One Collaboration FrameWorks solutions address the following business areas:

  •
  Risk Assessment and Resolution

  •
  Aggregation and Distribution of Information and Reports

  •
  Reconciliation, Exception and Dispute Resolution

  •
  Improving Service Levels to Employees, Customers and Suppliers

  •
  Automated Approval Processing

  •
  Period-end Variance Analysis and Budgeting

  •
  Help and Support Desk Management

Architecture

        At the heart of AXS-One's e-business solutions are e-Cellerator products, which utilize an open, Internet-ready, n-tier web-services architecture designed to adapt to new technological innovation and enable organizations to capitalize on these innovations quickly and cost-effectively. The architecture was created to simplify continuous process re-engineering (CPR) and allow companies to achieve their goals of increased competitiveness and reduced costs. e-Cellerator products allow AXS-One's business solutions to either be installed on in-house computing resources or to be remotely hosted by third-party application service providers (ASPs). This in turn leads to rapid implementation times and reduced project risks.

        The e-Cellerator products are Internet-based, process-centric, highly scalable and robust, able to handle the very high levels of transaction volumes and availability demanded by e-business solutions. These products are built upon web services architecture and promote collaborative business communications. e-Cellerator products have been designed by AXS-One to enable the design and creation of e-business solutions that connect disparate business processes and legacy systems across the Internet. These products can access information through a variety of approaches and extract information contained in multiple data sources. Information can be extracted from computer reports, relational databases, e-mail messages, XML documents, etc. e-Cellerator products can interface to legacy systems through Application Programming Interface (API) calls and multiple messaging protocols, including XML, and can publish information via e-mails, reports, direct updates, messages, HTML pages or XML documents. AXS-One technology can rapidly extend legacy applications with modern web services solutions. AXS-One tools can transform various forms of information into a standardized XML and store this information in an XML repository without the need for retrofitting a company's legacy applications.

        The AXS Desk interface is a technology that sits on a web server and allows a user to access certain functionality of, and information from, AXS-One solutions through an intuitive, no training, browser interface. The AXS Desk Designer module allows customers to construct and change AXS-One's Java-based applets using an industry standard form design environment or to design HTML forms using XML style sheets and directly communicate with AXS-One web services components. AXS-One's traditional client/server solutions, which utilize an ultra-thin Microsoft VB forms-based client, are also available. Any mix of these interfaces may be used in a single implementation.

        AXS-One's e-Cellerator products support relational database management systems (RDBMS) from vendors such as Microsoft Corporation (Microsoft SQL), Oracle Corporation (Oracle), Sybase, Inc. (Sybase), and Informix Corporation (Informix). AXS-One's solutions run on a variety of UNIX-based application servers—Sun Microsystems, Inc. (Sun), Hewlett-Packard Corporation (HP), and International Business Machines Corporation (IBM), as well as Intel-based servers running Windows 2000. Linux is available, but not deployed.

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

        AXS-One has adapted these robust business components to a new web services architecture. AXS-One's e-Cellerator architecture is based on the latest technology, including web services, SOAP, XML, HTTP and other standards. This architecture provides a simple, firewall friendly, easily deployable web services interface. At the same time, this architecture provides for excellent scalability and reliability through the use of sophisticated resource pooling and request routing techniques.

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

        During 2002, AXS-One continued enhancing its Foundation products by upgrading them to be based on its e-Cellerator technology. The revised architecture differs from AXS-One's traditional client/server architecture in that it adds a "templates and components" infrastructure deployed in an Internet server tier and re-engineered components to communicate with a standard XML web services protocol. This provides for an intuitive end user experience, and reduces the need to upgrade and support client software, since use is made of industry standard browsers. In addition, AXS-One has made significant changes in the application and database tiers to better support high volume Internet transaction traffic.

        In its data access tier, AXS-One is free to exploit the database access mechanism that is most appropriate for that database, and not use a "least common denominator" solution across RDBMS. AXS-One's RDBMS interfaces are custom coded, and are focused on high function, high reliability, high security, and high performance information access issues.

Customization and Extensibility

        With many e-business solutions, customers often require extensive modifications to obtain the capabilities they desire. Some architectures provide this capability by requiring the customer to modify the product source code. These modifications add complexity and potential instability; there is no guarantee that customized source code versions of the product will migrate to newer versions. Customers may later find themselves unable to utilize new features or technologies that could provide a competitive advantage.

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

Process Driven

        End-to-end process management is becoming increasingly recognized as a critical element in successful e-business solutions. For years, AXS-One has included with its financial applications a world-class workflow product, now known as AXS Process Manager, as an integral part of its business solutions. AXS-One's e-business solutions are not merely integrated with workflow; they have been designed and built with a workflow engine.

        AXS Process Manager enables AXS-One e-business solutions to bridge and automate the process void that exists between organizations. Business solutions constructed with e-Cellerator products are rules based, allow user defined decision processing, manage business processes and documents, and are able to operate across the Internet.

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

        AXS-One Web Services are built on industry standards including XML, SOAP and WSDL. Our Web Services include a full set of proven, pre-built financial services to assist in billing, collections, payments, etc., for full end-to-end control of business processes. AXS-One Web Services allow applications to share services and exchange information regardless of operating system, platform, device or interface. Our Web Services provide a robust ticket-based security envelope, modeled on Kerberos authentication protocol, to control user and application access to services and information.

Client Services

        The Company considers its Client Services to be a major asset and key differentiator from other vendors. With its twenty-four hours a day, seven days a week client support, "Implementation Certainty" methodology, standard and customized training, product certification, and its level of dedicated support, AXS-One has created a client services program to handle the needs of its customers.

        As of December 31, 2002, the Company had 115 employees worldwide providing customer support, consulting and training services. To maintain a high standard of service, the Company requests customer evaluations of service personnel on a quarterly basis. Incentive compensation for these personnel is based, in part, on the results of these reviews. The Company's services are described below.

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

Education Services

        The Company provides education services in North America through its Instructional Services group. This group is responsible for the development and delivery of training courses designed to familiarize users with the Company's products. A course catalog and schedule are provided to the Company's customers describing courses to be delivered at the Company's facilities throughout the year. In addition to regularly scheduled classroom training, the Company works with its customers to develop tailored training courses for delivery at their site. The group also provides standard courses at the customer's location. Training courses vary in length from one to five days. Education services are also provided at the Company's international facilities in Australia, Singapore, South Africa and the United Kingdom.

Strategic Alliances and Business Partner Programs

        AXS-One's mission is to be a leading provider of e-business solutions. The solutions offered by the Company's product lines span a myriad of diverse industries. In order to keep pace with these markets, increase sales and deliver exceptional customer satisfaction, the Company realizes that it must leverage not only its own key resources but those of recognized "best of breed" providers of consulting and systems integration services, complementary software vendors and platform/technology leaders.

        Since its inception in 1978, the Company has established strategic alliances and relationships with a number of organizations as an integral component of its go-to-market strategy. The Company believes those relationships are important to the development, sales, marketing, integration, and support of its products. During 2003, the Company intends to continue to develop its strategic alliances and collaborate with hardware and software vendors, consulting firms, systems integrators and platform/technology firms.

        The Company's relationships with software and hardware vendors, systems integrators and consulting firms may provide marketing and sales leads to the Company's direct sales force and may expand the distribution of its products across industries through its alliance partners. The Company's strategic alliances and relationships may also assist the Company in keeping pace with the technological developments of major software and hardware vendors. However, no assurances can be given that these efforts will produce the desired results.

        The Company provides education, technical support and training services to its strategic business partners. The Company is planning new sales and marketing programs in 2003, including a website and newsletter to find and contact potential new partners.

Product Development

        The Company has a dedicated product development and engineering organization and periodically releases new products and enhancements to existing products. Product development efforts are directed at increasing product functionality, improving product performance, providing support to existing products, expanding the capabilities of the products to inter-operate with third-party software and hardware, developing new products and integrating new technologies. In particular, the Company has from time to time devoted substantial resources to develop additional modules for its products and the capability to support additional platforms, databases, graphical user interfaces (GUIs), toolsets and emerging technologies. While the Company anticipates that certain new products and enhancements will be developed internally, the Company has in the past and may continue to acquire or license technology or software from third parties when appropriate.

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

        As of December 31, 2002, the Company had 64 employees engaged in product development and engineering.

Competition

        The e-business software market is intensely competitive and rapidly changing. A number of companies offer products similar to the Company's products and target the same customers as the Company. The Company believes its ability to compete depends upon many factors within and outside its control, including the timing and market acceptance of new products and enhancements developed by the Company and its competitors, product functionality, performance, price, reliability, customer service and support, sales and marketing efforts and product distribution. The Company's AXS-One Enterprise Solutions are positioned in a new, highly dynamic market, with competition from traditional ERP vendors such as the financial applications software offered by SAP, Oracle Corporation, PeopleSoft, Inc. and others. In addition, many of the traditional ERP software providers have entered the e-business marketplace. In the web-based procurement market traditional ERP vendors, Ariba and others are in competition with the Procurement Manager Solution. The Company also expects new start-ups to enter this very large untapped market. The traditional competitors for the Company's client/server version of the AXSPoint Central product are Anacomp, IBM, MicroBank, Mobius and others. The principal AXSPoint Solutions' competitors in the area of statement presentment include Mobius, Bluegill, Alysis and others. AXSPoint Solutions' competitors for the email and instant message manager product include Iron Mountain, Legato and ZANTAZ. The principal competition to Tivity products is Lawson, Changepoint and others. See "Business—Risk Factors."

Intellectual Property

        The Company's success is heavily dependent upon its proprietary technologies as well as products from third parties, software vendors, hardware vendors, etc. The Company regards its software as proprietary, and relies primarily on a combination of contractual provisions and trade secrets, copyright and trademark law to protect its proprietary rights. The Company has no patents or patent applications pending, and existing trade secrets and copyright laws afford only limited protection. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company's products or to obtain and use information that the Company regards as proprietary. Policing unauthorized use of the Company's products is difficult, and while the Company is unable to determine the extent to which piracy of its software products exists, software piracy can be expected to be a persistent problem. The Company makes its source code available to certain of its customers, which may increase the likelihood of misappropriation or other misuse of the Company's software. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to the same extent, as do the laws of the United States. There can be no assurance that the steps taken by the Company to protect its proprietary rights will be adequate or that the Company's competitors will not independently develop technologies that are substantially equivalent or superior to the Company's technologies.

        The Company does not believe that any of its products, trademarks or other proprietary rights infringe the proprietary rights of third parties. However, there can be no assurance that third parties will not assert infringement claims against the Company in the future with respect to current or future products. As the number of software products in the industry increases and the functionality of these products further overlap, the Company believes that software developers may become increasingly subject to infringement claims. In addition, the e-business field has seen an increase in the number of "business method" patents issued, and infringement claims asserted based on such patents. Any such claims, with or without merit, can be time consuming and expensive to defend, cause product shipment delays or require the Company to enter into royalty or licensing agreements. Such royalty and license agreements, if required, may not be available on terms acceptable to the Company, or at all, which could have a material adverse effect on the Company's business, results of operations and financial condition.

        The Company also licenses software from third parties which is incorporated into its products. These licenses expire from time to time. In addition, the Company generally does not have access to source code for the software supplied by these third parties. Certain of these third parties are small companies that do not have extensive financial and technical resources. If any of these relationships were to be terminated for any reason or if any of these third parties were to cease doing business, the Company may be forced to expend significant time and development resources to replace the licensed software. There can be no assurance that critical third party software could in fact be replaced on a timely or cost effective basis. Such an event would have a material adverse effect upon the Company's business, results of operations and financial condition.

        The Company has obtained Federal registrations for its trademarks "AXS One®," the distinctive AXS-One logo, "Access Tomorrow Today®," "AXSPoint®," "TransAXS®," "Computron®," and "Yorvik®." In addition, the Company has certain U.S. common law rights, and rights under foreign laws in relation to its trademarks, service marks and product names. Although the Company believes that the trademarks and service marks it uses are distinct, there can be no assurance that the Company will be able to register or protect such trademarks and service marks. See "Business—Risk Factors."

Employees

        As of December 31, 2002, the Company had 254 full-time employees, 174 within the United States and 80 outside the United States, including 64 in product development and engineering, 115 in customer service and support, 33 in sales and marketing, 37 in finance, administration and executive management and 5 in Hospitality Warehouse. The Company's employees are not covered by any collective bargaining agreements. The Company believes that its relations with its employees are good.

Risk Factors

We have a history of net losses.

        Though AXS-One generated revenues and reduced costs sufficient to be profitable in 2002, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future. AXS-One incurred net losses of $0.3 million for 2000 and $4.7 million 2001 and generated net income of $1.9 million during the year ended December 31, 2002. As of December 31, 2002, we had an accumulated deficit of $78.8 million.

        AXS-One's quarterly operating results may fluctuate as a result of various factors inherent in our business that may cause the market price of our common stock to fall. Additionally, our business has and will continue to experience significant seasonality.

        AXS-One's revenue and operating results have fluctuated and may continue to fluctuate significantly from quarter to quarter in the future, causing our common stock price to be quite volatile. A variety of factors, many of which are not in our control, cause these fluctuations and include, among others,

  •
  the proportion of revenues we earn from license fees versus fees for the services we provide,

  •
  the number of third parties we use to perform services,

  •
  the amount of revenues we generate from our sale of third party software,

  •
  changes in our product mix,

  •
  demand for our products,

  •
  the size and timing of individual license transactions,

  •
  the products and enhancements that we, or our competitors, introduce,

  •
  changes in our customers' budgets,

  •
  potential customers' unwillingness to undertake major expenditures with us due to our past operating results,

  •
  competitive conditions in the industry and general economic conditions and

  •
  war with Iraq or other world events.

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

        Because of these factors, we believe that period-to-period comparisons of our operating results are not necessarily meaningful and no one should rely on quarter-to-quarter comparisons of our operating results to indicate our future performance.

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

        AXS-One cannot assure anyone that we will be able to compete successfully against current or future competitors or that competitive pressures will not have a material adverse effect on our business, operating results and financial condition. The electronic commerce software market is intensely competitive and is changing rapidly. A number of companies offer products similar to ours and target the same customers. We believe that our ability to compete depends upon many factors, many of which are not in our control, including, among others,

  •
  timing and market acceptance of new products and enhancements developed by us, as well as by our competitors,

  •
  whether our products are reliable, how they function, perform, and are priced,

  •
  our customer service and support,

  •
  our sales and marketing efforts, and

  •
  our product distribution.

        AXS-One solutions are positioned in a highly dynamic market, with competition from traditional ERP vendors such as the financial applications software offered by SAP, Oracle Corporation, PeopleSoft, Inc. and others. Additionally, many traditional enterprise resource planning software providers have entered into the e-business marketplace.

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

        We expect established and emerging companies to compete with us, as the electronic commerce software market continues to develop and expand, due to the relatively low barriers necessary to enter the software market. We expect that competition will also increase as the software industry consolidates. Furthermore, we cannot assure anyone that any of the companies with whom we currently have relationships, many of which may have significantly greater financial and marketing resources than we do, will not, in the future, develop or market software products that compete with our products, or discontinue their relationship or support of us.

        Additionally, our current and potential competitors have established, or may establish in the future, cooperative relationships among themselves or with third parties to increase their products' ability to address the needs of our prospective customers. Therefore, new competitors or alliances among competitors could emerge and rapidly acquire a significant market share. Increased competition is likely to result in

  •
  reducing the price of our products,
  •
  reducing our gross margins, and
  •
  losing our market share.

        Any of these factors would adversely affect our business, our operating results and financial condition.

AXS-One depends on its principal products for its revenues.

        Substantially all of our revenues are derived from licensing and fees from related services of

  •
  AXS-One Enterprise Solutions,
  •
  AXSPoint Solutions, and
  •
  Tivity Solutions.

        We expect that these products and services will continue to account for substantially all of our revenues during 2003. Accordingly, our future operating results will depend, in part, on

  •
  achieving broader market acceptance of our products and services,
  •
  maintaining our customer base, as well as
  •
  enhancing these products and services to meet our customers' evolving needs.

        During 2002, certain customers did not renew their annual maintenance, primarily due to our customers being acquired or merged with companies using other software. We cannot assure anyone that this trend will not continue or that we will be able to maintain our existing customers.

        Additionally, during 2003, our AXS-One Enterprise Solutions, AXSPoint Solutions and Tivity Solutions each need to gain greater market acceptance. If

  •
  demand in the market for electronic commerce software is reduced,
  •
  competition increases, or
  •
  sales of such products or services decline.

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
  •
  emerging industry standards.

        Our software performance, customization, reporting capabilities, or other business objectives may or may not be affected by these changes and may or may not render us incapable of meeting future customer software demands. Introducing products embodying new technologies and emerging new industry standards can render existing products obsolete and unmarketable. Accordingly, it is difficult to estimate our products' life cycles. Our future success will depend in part on our ability to maintain our client/server products and to develop and introduce new e-business products that respond to evolving customer requirements and keep pace with technological development and emerging industry standards, such as new

  •
  operating systems,
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

        Software products as complex as those we offer often encounter development delays and, when introduced or when new versions are released, may contain undetected errors or may simply fail. These delays, errors or failures create a risk that the software will not operate correctly and could cause our future operating results to fall short of expectations published by certain public market financial analysts or others. From time to time, we develop products that are intended to be compatible with various new computer operating systems, although we make no assurances that we will successfully develop software products that will be compatible with additional operating systems or that will perform as we intend. Additionally, our products, technologies and our business in general rely upon third-party products from various sources including, among others,

  •
  hardware and software vendors,
  •
  relational database management systems vendors, or
  •
  reporting software vendors.

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

        On March 28, 2002, the American Stock Exchange notified us that we were not in compliance with their continued listing requirements due to our continuing losses and our stockholders' deficit. On or about June 17, 2002, the American Stock Exchange accepted the plan we had submitted on April 30, 2002 for regaining compliance with their listing requirements by no later than March 31, 2003 and informed us that they would continue the listing of our common stock at least until that date, so long as we continued to demonstrate satisfactory progress toward implementing that plan. We are currently in discussions with the Exchange with respect to our compliance with the listing requirements and expect a decision from the Exchange within 30-45 days after the filing of this Annual Report with the SEC. Such a decision could take the form of a finding that we are in compliance with the listing requirements, granting us an extension to achieve such compliance, a de-listing of our company or such other action. If our common stock were to be de-listed by the American Stock Exchange, we might be unable to list our common stock with another stock exchange. In that event, trading of our common stock might be limited to the OTC Bulletin Board or similar quotation system.

        Inclusion of our common stock on the OTC Bulletin Board or similar quotation system could adversely affect the liquidity and price of our common stock and make it more difficult for AXS-One to raise additional capital on favorable terms, if at all. In addition, de-listing by the American Stock Exchange might negatively impact AXS-One's reputation and, as a consequence, its business.

AXS-One depends upon its proprietary technology and if we were unable to protect our technology, our competitive position would be adversely affected.

        We believe that our success greatly depends on our proprietary technology and software. We rely primarily on a combination of trademark and copyright law, trade secret protection and contractual agreements with our employees, customers, partners and others to protect our proprietary rights. Despite our efforts to protect our proprietary rights, unauthorized third parties may attempt to copy all or part of our products or reverse engineer or obtain and use information that we regard as proprietary. Additionally, the laws of some foreign countries do not protect our proprietary rights to the same extent, as do the laws of the United States. We cannot assure anyone that the steps we take to protect our proprietary rights will be adequate or that our competitors will not independently develop technologies that are substantially equivalent or superior to ours.

Our products may become subject to infringement claims.

        We believe that none of our products, trademarks, or service marks, technologies or other proprietary rights infringe upon the proprietary rights of any third parties. However, as the number of software products in our industry increases and the functionality of these products further overlap, we believe that software developers like us may become increasingly subject to infringement claims. Additionally, the e-business field has seen an increase in the number of "business method" patents issued, and infringement claims asserted, based on these issued patents. Any claims asserted, regardless of their merit, can be time consuming and expensive to defend, could cause delays in shipping our products or require us to enter into royalty or licensing agreements that may not be available on terms acceptable to us. Any of these factors would significantly impact our operating results and financial conditions or materially disrupt the conduct of our business. We cannot assure anyone that third parties will not assert infringement claims against us in the future with respect to our current or future products or services.

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

        The information below shows the effects of the sale of the Company's Central and Eastern Europe (C.E.E.) subsidiary during 2001, upon revenues from our foreign customers. In 2000, 2001 and 2002 the Company's total revenues from customers outside the United States were as follows:

	Customers Outside the United States (including C.E.E.)		Customers Outside the United States (excluding C.E.E.)
Year
	$ Amount	Percentage	$ Amount	Percentage
2000	$17.6 million	34.8%	$15.6 million	32.1%
2001	$13.9 million	33.8%	$12.5 million	31.5%
2002	$11.5 million	30.8%	$11.5 million	30.8%

        AXS-One is subject to additional risks related to operating in foreign countries. These risks generally include:

  •
  unexpected changes in tariffs, trade barriers and regulatory requirements,
  •
  costs of localizing products for foreign countries,
  •
  lack of acceptance of localized products in foreign markets,
  •
  longer accounts receivable payment cycles,
  •
  difficulties managing international operations,
  •
  potentially adverse tax consequences,
  •
  restrictions on repatriation of earnings,
  •
  reduced legal protection of our intellectual property, and
  •
  the burden of complying with a wide variety of foreign laws.

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

        Our business, product development, operating results and financial condition could be adversely impacted if we fail to maintain our existing relationships or establish new relationships, in the future, with third parties because of diverging interests, one or more of these third parties is acquired, or for any other reason, whether or not within our control. We rely on third-party relationships with a number of consultants, systems integrators and software and hardware vendors to

  •
  enhance our product development and marketing and sales efforts,
  •
  implement our software products, and
  •
  support our customers.

These relationships assist our product development process, and assist us in marketing, servicing and implementing our products. A number of these relationships are not memorialized in formal written agreements.

        Our products also incorporate software that we license from third parties. These licenses expire from time to time and generally, we do not have access to the source code for the software that a third party will license to us. Certain of these third parties are small companies without extensive financial resources. If any of these companies terminate relationships with us, cease doing business, or stop supporting their products, we may be forced to expend a significant amount of time and development resources to try to replace the licensed software. We may also find that replacement is not possible commercially feasible. If that were to occur, our business, operating results and financial condition could be adversely impacted.

AXS-One's executive officers, directors and affiliates own a controlling amount of its common stock.

        This control may prevent or discourage tender offers for our common stock unless these controlling stockholders approve the terms of any such offers. As of March 14, 2003, AXS-One's executive officers, directors and affiliates together beneficially own approximately 45.5% of our outstanding common stock. As a result, these stockholders are able to exercise control over matters requiring stockholder approval including:

  •
  electing directors, and
  •
  mergers, consolidations, and sale of all or substantially all of our assets.

AXS-One relies on its key personnel and may have difficulty attracting and retaining the skilled employees it needs to operate successfully.

        AXS-One's future success will depend, in large part, on the continued service of its key executives, and if we fail to attract and maintain those executives, the quality of our products, our business, financial condition and operating results could suffer. AXS-One has experienced turn over of its key executives in the past. In 2000, Michael Jorgensen assumed responsibility for North American Sales in the AXS-One Enterprise Division and maintained that position until June 2001 when he was named Executive Vice President and Chief Administrative Officer of the Company. Mr. Jorgensen left AXS-One in January of 2003. William Levering was named to replace Mr. Jorgensen as Chief Financial Officer, in March 2001. In January 2001, Dennis Piccininni joined the Company as President of the Tivity Division, and Nat Bosco joined the Company as Vice President and General Manager of AXS-Point Solutions. In June 2001, Mr. Piccininni was named Vice President of North America Sales and Marketing and Mr. Bosco was named Vice President, Implementation and Custom Development Services in addition to his position in the AXSPoint organization. Mr. Bosco left the Company in July of 2002 and Mr. Piccininni left in January of 2003. Mr. Gennaro Vendome assumed their responsibilities in addition to his prior responsibility for strategic sales. In February 2002, Thomas Manobianco re-joined AXS-One as Vice President of Professional Services assuming responsibility for implementation and custom development services. We cannot assure anyone that turnover of our key executives will not continue, and that such turnover would not adversely affect our business, operating results and financial condition.

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

        AXS-One's common stock's trading price has, from time to time, experienced, and is likely to continue to experience, significant price and volume fluctuations, often responding to, among other factors,

  •
  quarterly variations in our operating results,
  •
  the gain or loss of significant contracts,
  •
  changes in earnings estimates by securities analysts,
  •
  announcements of technological innovations by us or our competitors,
  •
  announcements of new products or services by us or our competitors,
  •
  general conditions in the software and computer industries, and
  •
  general economic and market conditions.

        Additionally, the stock market, in general, frequently experiences extreme price and volume fluctuations. In particular, the market prices of the securities of companies such as ours have been especially volatile recently, and often these fluctuations have been unrelated or disproportionate to the operating performance of the affected companies. The market price of our common stock may be adversely affected by these market fluctuations. Also, the low market price of our common stock may make it prohibitive to obtain additional equity funding.

AXS-One has never paid or declared dividends and does not expect to in the foreseeable future.

        AXS-One has never paid or declared any cash dividends and it does not expect to pay any cash dividends in the foreseeable future. We currently intend that future earnings, if any, will be retained for business use.

Directors, Executive Officers and Key Management Employees

        The current directors, executive officers and key management employees of the Company as of March 7, 2003, are as follows:

Name	Age	Position
John A. Rade	68	President, Chief Executive Officer, and Director
Elias Typaldos	52	Executive Vice President, Technology and Business Operations and Chairman of the Board
Gennaro Vendome	56	Executive Vice President Sales, Marketing & Consulting, North America and Director
Paul Abel	49	Vice President, Secretary and General Counsel
William G. Levering III	42	Vice President, Chief Financial Officer and Treasurer
Nancy J. Turner	44	Vice President, Global Services
Thomas V. Manobianco	46	Vice President, Professional Services, North America
Daniel H. Burch(1)	51	Director
Robert Migliorino(2)	53	Director
William E. Vogel(1)	65	Director
Edwin T. Brondo(2)	55	Director
Allan Weingarten(1)	65	Director

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

        Elias Typaldos, a founder of the Company, has been Senior Vice President, Research and Development and a director since the Company's formation in 1978, and Chairman of the Board since March 1997. In April 2002, Mr. Typaldos was named Executive Vice President, Technology and Business Operations.

        Gennaro Vendome, a founder of the Company, has been a Vice President and director since the Company's formation in 1978. In April 2002, Mr. Vendome was named Executive Vice President of Sales, Marketing and Consulting for North America. Mr. Vendome also served as Treasurer of the Company from 1981 until 1991 and Secretary of the Company from 1982 until 1991.

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

        Daniel H. Burch has been a director since October 1999. Mr. Burch is the Chairman of the Board, Chief Executive Officer and founder of MacKenzie Partners, Inc., a proxy solicitation and mergers and acquisitions firm. From January 1990 to the founding of MacKenzie Partners in February 1992, Mr. Burch was Executive Vice President at Dewe Rogerson & Company, an investor and public relations firm.

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

        William E. Vogel has been a director since August 1996. Mr. Vogel is currently retired. From 1971 to October 2002, Mr. Vogel was Chief Executive Officer of Centennial Financial Group, Inc., which is in the health insurance business. He was also the Chief Executive Officer of W.S. Vogel Agency, Inc., a life insurance brokerage general agency, from 1961. From November 2000 to October 2002, Mr. Vogel was an employee and Executive Sales Manager for Benefitmall.com.

        Edwin T. Brondo has been a director since May 1997. Mr. Brondo is currently retired. From August 1998 to August 2000 he was Executive Vice President and Chief Financial Officer of e-Vantage Solutions, Inc. (formerly called Elligent Consulting Group, Inc.), a technology consulting company. e-Vantage Solutions may be deemed to be an affiliate of the Company by virtue of the relationship of e-Vantage Solutions with a major stockholder of the Company. Mr. Brondo was Chief Administrative Officer and Senior Vice President of First Albany Companies, Inc., an investment banking firm, from June 1993 until December 1997.

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

        Each of the Directors shall be subject to re-election at the 2003 Annual Stockholders meeting.

Item 2. Properties

Facilities

        The Company's corporate headquarters are located in Rutherford, New Jersey in leased facilities consisting of 48,800 square feet of office space occupied under a lease expiring in December 2012 with an option to renew the lease for one additional five-year period. AXS-One has the right to cancel the lease in 2007 without penalty. The Company leases additional facilities and offices, including facilities located in Rockwall, Texas and Mississauga, Canada. The Company also leases sales and support offices outside of North America in Australia, Singapore, South Africa and the United Kingdom. While the Company believes that its facilities are adequate for its present needs, the Company periodically reviews its needs. The Company believes that additional space, if needed, would be available on commercially reasonable terms.

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

Item 4. Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of security holders during the fourth quarter of 2002.

PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters

        The Company's Common Stock currently trades on the American Stock Exchange under the symbol "AXO."

        The following table lists the high and low sales prices for the periods set forth below:

Period	High	Low
2001
First quarter	$1.75	$0.50
Second quarter	0.70	0.35
Third quarter	0.50	0.15
Fourth quarter	0.55	0.21
2002
First quarter	$1.49	$0.45
Second quarter	1.23	0.44
Third quarter	0.69	0.36
Fourth quarter	0.81	0.40

        As of March 14, 2003 the approximate number of record holders of the Company's Common Stock was 676.

        The Company has never paid cash dividends on its capital stock. The Company currently intends to retain any earnings for use in its business and does not anticipate paying any cash dividends in the foreseeable future.

Item 6. Selected Consolidated Financial Data

        The selected consolidated financial data set forth below for the years ended December 31, 1998, 1999, 2000, 2001 and 2002 have been derived from the audited consolidated financial statements of the Company. The consolidated statement of operations data for the years ended December 31, 2000, 2001 and 2002, and the consolidated balance sheet data as of December 31, 2001 and 2002 are derived from, and are qualified by reference to, the audited consolidated financial statements and the related notes thereto included elsewhere in this report. The selected consolidated financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements of the Company and related notes thereto included elsewhere in this report.

	Years Ended December 31,
	1998	1999	2000	2001	2002
	(In thousands, except per share data)
Statement of Operations Data:(1)(2)
Revenues:
License fees	$15,273	$11,468	$8,765	$5,421	$3,917
Services(3)	48,248	46,400	41,787	35,272	33,030
Other-related parties	—	—	—	542	405

Total revenues	63,521	57,868	50,552	41,235	37,352
Operating expenses:
Cost of license fees	3,824	1,955	1,245	1,355	1,482
Cost of services(3)	28,389	24,647	22,781	18,393	15,479
Sales and marketing	14,970	12,064	10,546	9,504	6,364
Research and development	10,568	7,600	6,926	7,029	6,704
General and administrative	13,586	12,213	9,242	8,303	4,559
Goodwill impairment	—	573	—	—	—
Restructuring costs	1,025	—	—	797	—

Total operating expenses	72,362	59,052	50,740	45,381	34,588

Operating income (loss)	(8,841)	(1,184)	(188)	(4,146)	2,764
Other expense:
Costs related to settlement of class action litigation	(74)	—	—	—	—
Loss on sales of subsidiaries	—	(2,242)	—	—	—
Equity in losses in joint ventures	—	—	—	(121)	(525)
Other, net	(116)	(580)	(415)	(570)	(375)

Total other expense	(190)	(2,822)	(415)	(691)	(900)

Income (loss) before income tax (provision) benefit and extraordinary item	(9,031)	(4,006)	(603)	(4,837)	1,864
Income tax (provision) benefit	(12)	508	304	182	60

Income (loss) before extraordinary item	(9,043)	(3,498)	(299)	(4,655)	1,924
Extraordinary loss on modification of debt	—	(182)	—	—	—

Net income (loss)	$(9,043)	$(3,680)	$(299)	$(4,655)	$1,924

Basic and diluted net income (loss) per common share	$(0.38)	$(0.15)	$(0.01)	$(0.19)	$0.08

Weighted average basic common shares outstanding	23,963	23,914	24,624	24,785	24,818

Weighted average diluted common shares outstanding	23,963	23,914	24,624	24,785	25,511

	As of December 31,
	1998	1999	2000	2001	2002
	(In thousands)
Balance Sheet Data:(1)(2)
Cash and cash equivalents, short-term investments and restricted cash	$8,865	$1,455	$2,257	$1,092	$2,769
Working capital deficiency	(6,317)	(6,862)	(6,990)	(10,705)	(8,391)
Total assets	28,517	17,501	15,184	10,060	10,599
Deferred revenue	9,558	8,534	7,496	8,782	8,821
Total long-term debt	2,229	2,425	1,222	1,347	547
Total stockholders' deficit	(2,375)	(5,348)	(3,808)	(8,180)	(6,025)

(1)
For the periods 1998 and 1999, the data above included subsidiaries in France and Germany that were sold during 1999.

(2)
For the periods 1998 through 2001, the data above included the subsidiary in Central and Eastern Europe that was sold during 2001.

(3)
For the 2000 and 2001 periods, reimbursed "out of pocket" expenses of $1,776 and $1,216, respectively, have been reclassified as revenue from a reduction of cost of services to conform with the 2002 presentation. Data for 1998 and 1999 was unavailable.

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

        We supply a suite of e-business solutions based upon our next generation n-tier Internet-architecture. This family of products, e-Cellerator products, is designed to meet the needs of organizations that wish to conduct business across the Internet. e-Cellerator products are used to build two families of solutions, AXS-One Enterprise solutions and AXSPoint solutions. AXS-One Enterprise solutions are designed to enable businesses to conduct financial transactions across the Internet. AXSPoint solutions are designed to enable organizations to exchange information and knowledge across the Internet. See "Item 1. Business."

        We have approximately 254 full-time employees in offices worldwide, including Asia, Australia, Canada, the United Kingdom, the United States and South Africa. AXS-One Inc. was founded in 1978, and is based in Rutherford, New Jersey.

        In September 2001, we sold our wholly owned subsidiary located in Central and Eastern Europe, including offices in Poland, Estonia and Bulgaria. See below for the impact of the divestiture of the Central and Eastern Europe subsidiary.

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

        We incurred net losses of $0.3 million and $4.7 million in 2000 and 2001, respectively, and generated net income of $1.9 million in 2002. We incurred operating losses of $0.2 million and $4.1 million in 2000 and 2001, respectively and generated operating income of $2.8 million in 2002. Operating losses incurred by the Central and Eastern Europe subsidiary, which was sold in 2001, totaled $0.6 million and $0.3 million in 2000 and 2001, respectively.

Recently Issued Accounting Standards

        In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 (SFAS 144) "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." The adoption of SFAS 144 was required beginning January 1, 2002. The adoption of SFAS No. 144 on January 1, 2002 did not have a material effect on our consolidated financial position or results of operations.

        In November 2001, the FASB Emerging Issues Task Force (EITF) reached a consensus to issue a FASB Staff Announcement Topic No. D-103 (re-characterized in January 2002 as EITF Issue No. 01-14), "Income Statement Characterization of Reimbursement Received for 'Out-of-Pocket' Expenses Incurred" which clarifies that reimbursements received for out-of-pocket expenses incurred should be characterized as revenue in the consolidated statement of operations. This consensus was effective for financial reporting periods beginning after December 15, 2001. Upon application of this consensus, comparative financial statements for prior periods should be reclassified to comply with the guidance in this consensus. The adoption of this consensus on January 1, 2002 resulted in an increase to previously reported services revenue and cost of services of $1.8 million and $1.2 million for the years ended December 31, 2000 and 2001, respectively. There was no effect on either our consolidated operating income (loss) or net income (loss).

        In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" ("EITF 94-3") and requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value in the period in which the liability is incurred. Under EITF 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. The application of SFAS 146 is expected to result in delayed recognition for certain types of costs as compared to the provisions of EITF 94-3. SFAS 146 is effective for new exit or disposal activities that are initiated after December 31, 2002, and does not affect amounts currently reported in our consolidated financial statements. SFAS 146 will affect the types and timing of costs included in future restructuring programs, if any, but is not expected to have a material impact on our consolidated financial position or results of operations.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." This statement amends SFAS No. 123, "Accounting for Stock-based Compensation," to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based compensation. It also amends the disclosure provisions of SFAS 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Finally, this statement amends APB Opinion No. 28, "Interim Financial Reporting," to require disclosure about those effects in interim financial information. SFAS No. 148 is effective for financial statements for fiscal years ending after December 15, 2002. We have elected to continue to follow the disclosure-only provisions of SFAS No. 123 which require disclosure of the pro forma effects on net income (loss) and basic and diluted net income (loss) per common share as if the fair value method of accounting prescribed by SFAS No. 123 had been adopted, as well as certain other information (see Notes 1 and 7 to the Consolidated Financial Statements).

        In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". The Interpretation elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002, regardless of the guarantor's fiscal year-end. The disclosure requirements in the Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of this Interpretation on December 31, 2002 did not have a material impact on our consolidated financial position or results of operations.

Euro Currency

        On January 1, 1999, certain countries of the European Union established fixed conversion rates between their existing currencies and one common currency, the Euro. The Euro then began to trade on currency exchanges and to be used in business transactions. Beginning in January 2002, new Euro-denominated currencies were issued. The existing local currencies were withdrawn from circulation by July 1, 2002. We derived approximately 34.8%, 33.8% and 30.8% in 2000, 2001 and 2002, respectively, of our total revenues outside the United States, a significant portion of which is in Europe. Excluding our Central and Eastern Europe subsidiary, which was sold in 2001 (see Note 2 to the Consolidated Financial Statements), we derived 32.1%, 31.5% and 30.8% of our revenue from outside the United States in 2000, 2001 and 2002, respectively. The Euro conversion did not have a material effect on our consolidated financial position or results of operations.

Results of Operations

        The following tables set forth for the periods indicated, certain operating data, and data as a percentage of total revenues, both including and excluding the Central and Eastern Europe (C.E.E.) subsidiary (including offices in Poland, Bulgaria and Estonia) sold in 2001.

	Year Ended December 31, 2000
	Total Consolidated	C.E.E.	Excluding C.E.E.	Data as a percent of revenue
Revenues:
License fees	$8.8	$0.6	$8.2	16.9%
Services	41.8	1.4	40.4	83.1

Total revenues	50.6	2.0	48.6	100.0

Operating expenses:
Cost of license fees	1.2	—	1.2	2.4
Cost of services	22.8	1.0	21.8	44.9
Sales and marketing	10.6	0.5	10.1	20.8
Research and development	6.9	—	6.9	14.2
General and adminstrative	9.3	1.1	8.2	16.9

Total operating expenses	50.8	2.6	48.2	99.2

Operating income (loss)	(0.2)	(0.6)	0.4	0.8
Other expense, net	(0.4)	—	(0.4)	(0.8)

Loss before income tax benefit	(0.6)	(0.6)	—	—
Income tax benefit	0.3	—	0.3	0.6

Net income (loss)	$(0.3)	$(0.6)	$0.3	0.6%

	Year Ended December 31, 2001				Year Ended December 31, 2002
	Total Consolidated	C.E.E.	Excluding C.E.E.	Data as a percent of revenue	Total Consolidated	Data as a percent of revenue
Revenues:
License fees	$5.4	$0.2	$5.2	13.1%	$3.9	10.4%
Services	35.3	1.2	34.1	85.7	33.0	88.5
Other—related parties	0.5	—	0.5	1.2	0.4	1.1

Total revenues	41.2	1.4	39.8	100.0	37.3	100.0

Operating expenses:
Cost of license fees	1.4	0.1	1.3	3.3	1.4	3.8
Cost of services	18.4	0.8	17.6	44.2	15.5	41.5
Sales and marketing	9.5	0.4	9.1	22.9	6.4	17.2
Research and development	7.0	—	7.0	17.6	6.7	18.0
General and administrative	8.3	0.4	7.9	19.8	4.6	12.3
Restructuring costs	0.8	—	0.8	2.0	—	—

Total operating expenses	45.4	1.7	43.7	109.8	34.6	92.8

Operating income (loss)	(4.2)	(0.3)	(3.9)	(9.8)	2.7	7.2

Other expense:
Equity in losses of joint ventures	(0.1)	—	(0.1)	(0.3)	(0.5)	(1.3)
Other expense, net	(0.6)	—	(0.6)	(1.5)	(0.4)	(1.1)

Other expense, net	(0.7)	—	(0.7)	(1.8)	(0.9)	(2.4)

Income (loss) before income tax benefit	(4.9)	(0.3)	(4.6)	(11.6)	1.8	4.8
Income tax benefit	0.2	—	0.2	0.5	0.1	0.3

Net income (loss)	$(4.7)	$(0.3)	$(4.4)	(11.1)%	$1.9	5.1%

Sale of Subsidiary

        On September 20, 2001, we sold our wholly owned subsidiary located in Central and Eastern Europe (C.E.E.), which included offices in Poland, Estonia and Bulgaria. We recorded a deferred gain of approximately $253,000 in connection with the sale (see Note 2 to the Consolidated Financial Statements).

        Revenues for the subsidiary in C.E.E. in 2000 and 2001 were $2.0 million and $1.4 million, respectively, or 4.0% and 3.4%, respectively, of total revenues. Revenues for 2001 included revenues through August 31 for C.E.E.

Results of Operations

        The following discussions relate to changes in the results of operations, excluding C.E.E., for the three years presented in the results of operations tables.

Total Revenues

        Our revenues are derived mainly from license fees and services. Total revenues decreased from $48.6 million in 2000 to $39.8 million in 2001 to $37.3 million in 2002. This represents a decrease of 18.1% from 2000 to 2001 and 6.3% from 2001 to 2002. Total revenues for 2002 included $4.5 million or 12.0% of total revenues from AIG Insurance and $6.0 million or 16.1% from Pfizer Inc. Total revenues for 2001 included $5.0 million or 12.6% of total revenues from one customer, Pfizer Inc. No one customer represented more than 10% of total revenues in 2000. Total revenues in 2001 and 2002 decreased from the respective prior years as a result of a decrease in both service revenues and license revenues. The decrease in both years is mainly attributable to the continued slow down in the economy in the United States and foreign markets, the effects of which are being felt throughout the software industry, and increased competition, particularly in the services industry.

        Our future ability to grow revenue will be directly affected by increased price competition and an increasingly higher maintenance revenue base from which to grow. Our growth rate and total revenue depend significantly on future upgrades for existing customers as well as our ability to respond successfully to the pace of technological change and to expand our customer base. If our renewal rate or pace of new customer acquisition slows, our revenues and operating results would be adversely affected.

        We derived approximately $15.6 million, $12.5 million and $11.5 million or 32.1%, 31.5% and 30.8% of our total revenues from customers outside of the United States in 2000, 2001 and 2002, respectively. We expect that revenues from customers outside the United States will continue to represent a significant percentage of our total revenues in the future. Most of our international license fees and services revenues are denominated in foreign currencies.

        Risks inherent in international revenue include the impact of longer payment cycles, greater difficulty in accounts receivable collection, unexpected changes in regulatory requirements, tariffs and other trade barriers, and difficulties staffing and managing foreign operations. With respect to our international sales that are U.S. dollar denominated, decreases in the value of foreign currencies relative to the U.S. dollar could make our products less price competitive. These factors may have a material adverse effect on our future international revenue.

License Fees

        License fees include revenues from software license agreements entered into between AXS-One and our customers with respect to both our products and, to a lesser degree, third party products resold by AXS-One. License fees decreased $3.0 million or 36.6% from 2000 to 2001 and $1.3 million or 25.0% from 2001 to 2002. License revenues in 2002 included license revenue of $0.6 million from one customer, JPMorgan Chase, or 14.7% of total license revenues for the year. License revenues in 2001 included license revenue of $1.4 million from one customer, Deutsche Bank, or 27.3% of total license revenues for the year. License revenues in 2000 included license revenue of $1.1 million from Pfizer Inc. and $1.4 million from MWR Support Activity or a combined 30.5% of total license revenues for the year. The decrease in license revenue in 2001 was mainly attributable to general market conditions resulting in customers delaying or foregoing large purchases to control expenses and competition from other software vendors in our market space. The decrease in 2002 was mainly the result of the absence of a large license contract that existed in each of the prior two years as well as customers continuing to delay large purchases to control expenses under the current economic conditions.

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

        Service revenues decreased $6.3 million or 15.6% from 2000 to 2001 and $1.1 million or 3.2% from 2001 to 2002. Service revenues in 2002 included $6.0 million from Pfizer Inc. and $4.1 million from AIG Insurance or a combined 30.7% of total service revenues. Service revenues in 2001 included $5.0 million from one customer, Pfizer Inc., or 14.6% of total service revenues. No one customer represented more than 10% of service revenues in 2000. The decrease in 2001 was due primarily to a $6.4 million decrease in consulting revenue resulting from a decrease in license sales attributable to market conditions during that time, as well as a decision by us in 2000 to change the releases of software upgrades to an eighteen-month cycle. A major release was not made available until September 30, 2001 thus limiting the number of customer upgrades and related consulting services requested during the year. Also contributing to the decrease is a $0.7 million decrease in custom programming revenue resulting from fewer requests for software modifications offset by an $0.8 million increase in maintenance revenues resulting from new license agreements and customary annual increases for existing agreements. The decrease in 2002 is primarily due to a decrease in consulting revenue of $0.4 million in our foreign locations due to lower license sales resulting in fewer demands for services. It is also the result of a $0.5 million decrease in maintenance revenues. Maintenance revenues for the year 2001 were higher than for 2002 because the 2001 period included revenues from customers related to prior year negotiated settlements and from incremental maintenance for continued support of older versions of our software no longer covered under current maintenance agreements.

        The following table sets forth for the periods indicated each major category of our service revenues as a percent of service revenues.

	Years Ended December 31,
	2000		2001		2002
	Amount	% of Total	Amount	% of Total	Amount	% of Total
	(in thousands)
Maintenance	$15,717	39%	$16,566	49%	$16,077	49%
Consulting	23,225	58	16,793	49	16,374	50
Training	206	0	195	1	160	0
Custom Programming	1,186	3	509	1	419	1

Total Service Revenues	$40,334	100%	$34,063	100%	$33,030	100%

Other—Related Parties

        During January 2001, we entered into two South African joint ventures: AXS-One African Solutions (Pty) Ltd ("African Solutions") and Hospitality Warehouse (Pty) Ltd ("Hospitality Warehouse"). African

Solutions sells and services our suite of products. Hospitality Warehouse uses our procurement software and generates fees for purchases made by member companies primarily in the hospitality industry. Ownership was 50% or less in each joint venture through November 30, 2002 at which time we acquired, for a nominal amount, the remaining 50% of common stock of Hospitality Warehouse to make it a wholly owned subsidiary. We use the equity method of accounting for our investments in 20 to 50-percent-owned companies. Under the equity method, investments are stated at cost plus or minus our equity in undistributed earnings or losses. Revenues for 2001 and 2002 from these joint ventures include management fee revenue of $303 thousand and $387 thousand, respectively, and consulting revenue of $239 thousand and $18 thousand, respectively.

        Management fees for the year ended December 31, 2002 are higher than for the same period in 2001 as the 2001 period only represents seven months of trading from the new joint venture. The decrease in consulting revenue resulted from the transfer of the consulting staff and related services to African Solutions. Consulting services are now provided to our customers by the joint venture.

Cost of License Fees

        Cost of license fees consist primarily of amortization of capitalized software development costs and amounts paid to third parties with respect to products resold by AXS-One in conjunction with licensing of our products. The elements can vary substantially from period to period as a percentage of license fees.

        Cost of license fees increased from $1.2 million in 2000 to $1.3 million in 2001 to $1.4 million in 2002. These costs represented 14.6%, 25.0%, and 35.9% of total license fees in 2000, 2001 and 2002, respectively. The increase in 2001 and 2002 was mainly attributable to an increase in amortization of capitalized software development costs of $0.3 million for both years due to the release of a new version of our software at the end of the third quarter of 2001. Capitalized software costs started being amortized for this new release in the fourth quarter of 2001 and continued to be amortized throughout 2002. In 2001 and 2002, the increase in capitalized software development costs was partially offset by a decrease in third party royalty costs of $0.2 million and $0.1 million, respectively, due to fewer license sales that included third party software. The increase in 2002 was also offset by a decrease in documentation costs from our foreign locations.

Cost of Services

        Cost of services consists primarily of personnel and third party costs for product quality assurance, training, installation, consulting and customer support. Total service costs decreased from $21.8 million in 2000 to $17.6 million in 2001 to $15.5 million in 2002 which represented 54.0%, 51.6% and 47.0% of total service revenues in 2000, 2001 and 2002, respectively. Cost of services decreased in 2001 mainly due to a decrease of $2.0 million in the cost of third party services. It also resulted from a decrease of $1.2 million in people related costs from a decrease in headcount and $0.4 million in variable compensation based on revenue related bonus plans in the U.S. and U.K. operations related to the decrease in service revenues. The decrease in 2002 is primarily due to a $1.7 million decrease in people related costs due to lower headcount and a $0.1 million decrease in cost of third party services due to reduced usage of third party consultants.

Sales and Marketing

        Sales and marketing expenses consist primarily of salaries, commissions and bonuses related to sales and marketing personnel as well as travel and promotional expenses. Sales and marketing expenses decreased from $10.1 million in 2000 to $9.1 million in 2001 to $6.4 million in 2002, which represented 123.2%, 175.0% and 164.1% of total license fee revenues, respectively. The decrease in 2001 was primarily a result of lower commissions of $1.0 million due to the decrease in license sales and a decrease of $0.6 million in public relations costs related to rebranding from the prior year offset by an increase of

$0.5 million in personnel costs. Personnel costs increased by $0.9 million during the first half of 2001 as compared to the first half of 2000, but decreased by $0.4 million in the second half of 2001 as compared to the second half of 2000 as a result of the restructuring (see "Restructuring Costs" below). The decrease in 2002 is primarily the result of a $2.0 million decrease in personnel related costs due to lower headcount and a $0.4 million decrease in marketing program expenses in the area of market research. Sales and marketing as a percentage of license fees increased from 2000 to 2001 and decreased slightly from 2001 to 2002 due to the decrease in license fee revenues. We continue to place significant emphasis, both domestically and internationally, on client sales through our own sales force.

Research and Development

        Research and development expenses consist primarily of personnel costs, costs of equipment and facilities. Research and development expenses are generally charged to operations as incurred. However, certain software development costs are capitalized in accordance with Statement of Financial Accounting Standards No. 86. Such capitalized software development costs are generally amortized to cost of license fees on a straight-line basis over periods not exceeding three years.

        Research and development expenses (net of capitalized software development costs) increased from $6.9 million in 2000 to $7.0 million in 2001 and decreased to $6.7 million in 2002, which represented 14.2%, 17.6% and 18.0% of total revenues, respectively. We capitalized software development costs of $1.8 million, $1.0 million and $0.8 million in 2000, 2001 and 2002, respectively. The rate of capitalization of software development costs may fluctuate depending on the mix and stage of development of our research and development projects. The increase in research and development costs in 2001 was primarily the result of a decrease of $0.8 million in capitalized software development costs partially offset by a decrease of approximately $0.7 million in costs for the Yorvik product (a project management, inventory and operations module) that was discontinued in 2001. The decrease in 2002 was primarily the result of a $0.3 million decrease in salary expense and a $0.1 million decrease in bonus expense partially offset by a decrease of $0.2 million in capitalized software development costs.

General and Administrative

        General and administrative expenses consist primarily of salaries of administrative, executive and financial personnel and outside professional fees. General and administrative expenses decreased from $8.2 million in 2000 to $7.9 million in 2001 to $4.6 million in 2002. The decrease in 2001 resulted from a decrease in travel and living costs of $0.2 million, outside temporary help and consulting costs of $0.3 million and depreciation and amortization costs of $0.2 million partially offset by an increase of $0.4 million in legal fees. The decrease in 2002 resulted primarily from a $1.3 million decrease in professional fees resulting from lower legal costs, a $0.9 million decrease in personnel related costs due to lower headcount, a $0.2 million decrease in rent expense from closing offices in 2001 and a $0.4 million decrease in depreciation and amortization expense.

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

Restructuring Costs

        During June 2001, based on weakening economies, especially in the United States and to a lesser degree in certain foreign locations, we eliminated 45 positions in the United States. In addition, in certain foreign locations, we eliminated eight positions, wrote-off certain non-performing assets and cumulative foreign currency translation adjustment and recorded a charge for remaining leases. We recorded a charge to operations in the second quarter of 2001 totaling approximately $1.1 million for these items, reflecting approximately $0.6 million in termination costs of those personnel as well as $0.3 million in asset and cumulative foreign currency translation adjustment write-offs and $0.2 million in lease costs. During the third and fourth quarters of 2001, we adjusted downward the charge to operations by approximately $(0.2) million and $(0.1) million respectively, reflecting revised termination and lease costs. These revisions resulted from management's decision to retain certain employees in one of the foreign locations to develop software enhancements for Tivity Solutions. The activity related to this restructuring is as follows:

	Employee Termination Costs	Asset and Cumulative Foreign Currency Translation Adjustment Write-offs	Lease Costs	Total Costss
	(in thousands)
Restructuring and other costs recorded in June 2001	$603	$300	$200	$1,103
Write-off of assets and cumulative foreign currency translation adjustment	—	(300)	—	(300)
Revision of the restructuring costs in September 2001	(138)	—	(28)	(166)
Revision of the restructuring costs in December 2001	—	—	(140)	(140)
Cash payments through December 31, 2001	(441)	—	(32)	(473)

Restructuring liability at December 31, 2001	$24	$—	$—	$24
Cash payments through March 31, 2002	(24)	—	—	(24)

Restructuring liability at December 31, 2002	$—	$—	$—	$—

Operating Income (Loss)

        As a consequence of the above, we generated operating income of $0.4 million in 2000, incurred an operating loss of $3.9 million in 2001 and generated operating income of $2.7 million in 2002.

Other Expense, Net

        Other expense, net increased from $(0.4) million in 2000 to $(0.7) million in 2001 to $(0.9) million in 2002. Other expense, net increased to $(0.7) million in 2001 as a result of increased loan costs related to our 2001 debt modification (see Note 3 to the Consolidated Financial Statements) and equity in losses related to two joint ventures in the South Africa operations. The increase was also the result of foreign currency transaction losses in the Australia and Singapore operations resulting from foreign currency fluctuations related to intercompany loans denominated in U.S. dollars. The increase in 2002 resulted primarily from a $(0.4) million increase in equity in losses in joint ventures partially offset by a $0.2 million gain on sale of our subsidiary located in Central and Eastern Europe (see Note 2 to the Consolidated Financial Statements).

Income Tax Benefit

        We recorded an income tax benefit of $0.3 million, $0.2 million and $0.2 million in 2000, 2001 and 2002, respectively, from the sales to third parties of certain expiring New Jersey State Tax net operating loss carry-forwards and research and development credits. We cannot be certain that the State of New Jersey will continue to allow such sales in the future or, if it did, that sales to third parties could be consummated. The 2002 sale was partially offset by a $0.1 million provision for income taxes in certain foreign locations.

Results of Operations

        As a consequence of the above, we generated net income of $0.3 million in 2000, incurred a net loss of $4.4 million in 2001, and generated net income of $1.9 million in 2002.

Related Party Transactions

        AXS-One has certain business relationships with an entity that was founded by the President and Chief Executive Officer. The President and Chief Executive Officer owns a majority beneficial equity interest in such entity. During the years ended December 31, 2000, 2001 and 2002 we recorded as cost of license approximately $422 thousand, $84 thousand and $34 thousand, respectively. For the year 2000 these costs related to work performed by this entity on our behalf for the integration of their software with ours as well as royalty and maintenance fees related to sales of AXS-One products incorporating their software. For the years 2001 and 2002, costs related to royalty and maintenance fees only.

        On September 29, 1997, we entered into a Consulting Agreement with our former chairman and principal stockholder. The Consulting Agreement provided for consulting services during the period of December 1, 1997 through November 30, 2000, in exchange for $300 thousand for each of the first two years and $250 thousand for the third year. All amounts were expensed in general and administrative expenses as incurred and no amounts remained outstanding as of December 31, 2001. The agreement was not renewed.

        We are currently exploring the possibility of entering into an agreement with a business entity controlled by our former chairman and principal stockholder to utilize this entity's software in connecting with our Email Manager product. No agreement has been entered into as of the filing of this report.

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

        We had investments in and loans to these joint ventures of $124 thousand and $60 thousand, respectively, net of equity in losses of $121 thousand as of December 31, 2001. As of December 31, 2002, the investment in African Solutions was $179 thousand, net of equity in losses of $405 thousand. In December 2002, we purchased, for a nominal amount, the remaining 50% of common stock of Hospitality Warehouse to make it a wholly owned subsidiary. At the time of the acquisition our investment in the joint venture was $112 thousand. Equity in losses in 2002 for Hospitality Warehouse, prior to the acquisition, was $120 thousand.

        Revenues for 2001 and 2002 from these joint ventures include management fee revenue of $303 thousand and $387 thousand, respectively, and consulting revenue of $239 thousand and $18 thousand, respectively.

Critical Accounting Policies

        Our critical accounting policies are as follows:

  •
  Revenue recognition and

  •
  Capitalized software development costs.

Revenue Recognition

        We derive our revenue primarily from two sources: (i) software licenses and (ii) services and support revenue, which includes software maintenance, training, consulting and custom programming revenue. We also derive a limited amount of management fee revenue from joint ventures (approximately 1% of total revenue in 2001 and 2002) entered into during 2001 by our South Africa operations. As described below, significant management judgments and estimates must be made and used in connection with the revenue recognized in any accounting period. Material differences may result in the amount and timing of our revenue for any period if our management made different judgments or utilized different estimates.

        We normally license our software products on a perpetual basis. Each license agreement generally includes a provision for initial post-contract support (maintenance). For all license sales we use a signed license agreement as evidence of an arrangement. For maintenance fees, we use a maintenance agreement as evidence of the arrangement. We use a professional services agreement as evidence of an arrangement for our training, custom programming and consulting revenues. Management fee revenues from our joint ventures are evidenced by master agreements governing the relationship.

        We recognize revenue in accordance with Statement of Position 97-2, "Software Revenue Recognition" ("SOP 97-2"), and Statement of Position 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions." Revenue from non-cancelable software licenses is recognized when the license agreement has been signed, delivery has occurred, the fee is fixed or determinable and collectibility is probable. In multiple element arrangements, we defer the vendor-specific objective evidence of fair value ("VSOE") related to the undelivered elements and recognize revenue on the delivered elements using the residual method. The most commonly deferred element is initial maintenance, which is recognized on a straight-line basis over the initial maintenance term. The VSOE of maintenance is determined by using a consistent percentage of maintenance fee to license fee based on renewal rates. Maintenance fees in subsequent years are recognized on a straight-line basis over the life of the applicable agreement. Delivery of software generally occurs when the product (on CDs) is delivered to a common carrier.

        For software license and maintenance revenue, we assess whether the fee is fixed and determinable and whether or not collection is probable. We assess whether the fee is fixed and determinable based on the payment terms associated with the transaction. If a significant portion of a fee is due after our normal payment terms, which are 30 to 90 days from invoice date, we account for the fee as not being fixed and determinable. In these cases, we recognize revenue as the fees become due.

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

        Revenues from joint ventures (included in Revenues: Other-Related Parties in our Consolidated Statements of Operations) includes consulting revenue for the joint ventures' use of our South African subsidiary's consultants (2001 only) and for management fees for our subsidiary providing managerial, technical and other related services to the joint ventures (2001 and 2002 periods) in accordance with the joint venture agreements. Revenue is recognized upon performance of the services.

        We assess assuredness of collection based on a number of factors, including past transaction history with the customer and the credit-worthiness of the customer. We do not request collateral from our customers. If we determine that collection of a fee is not probable, we defer the fee and recognize revenue at the time collection becomes probable, which is generally upon receipt of cash.

        Our arrangements do not generally include acceptance clauses. However, if an arrangement includes an acceptance provision, acceptance occurs upon the earlier of receipt of a written customer acceptance or expiration of the acceptance period.

Capitalized Software Development Costs

        Our policy is to capitalize certain software development costs in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed" ("SFAS 86"). Under SFAS 86, costs incurred to develop or significantly enhance computer software products are charged to research and development expense as incurred until technological feasibility has been established. We establish technological feasibility upon completion of a detailed program design at which point all research and development costs for that project are capitalized until the product is available for general release to customers. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs require considerable judgment by management with respect to certain external factors, including, but not limited to, anticipated future revenues, estimated economic life and changes in technology. It is reasonably possible that estimates of anticipated future revenues, the remaining estimated economic life of the products, or both will be reduced in the future due to competitive pressures. As a result, the carrying amount of the capitalized software costs may be reduced in the near term. Upon the general release of the software product to customers, capitalization ceases and such costs are amortized (using the straight-line method) over the estimated life, which is generally three years.

Liquidity and Capital Resources

        At December 31, 2002, we had cash and cash equivalents of $2.7 million and a working capital deficit of $8.4 million. Included in the deficit is $8.8 million of deferred revenue. On March 31, 1998, we entered into a Loan and Security Agreement ("Agreement") that contained a revolving line of credit and a term loan (the "Initial Term Loan").

        Borrowings under the revolving line of credit bear interest at prime rate plus 1.25% subject to a minimum interest rate of 8%. The Agreement provides for yearly fees as follows: (i) $111,000 in year one, $86,000 in years two and three, $77,000 in year four, $74,000 in years five and six and (ii) an unused revolving line of credit fee of .375% per annum. The Agreement is secured by substantially all of our domestic assets together with a pledge of 65% of the stock of our foreign subsidiaries, and contains certain restrictive financial covenants. Under the revolving line of credit we currently have available the lesser of $5.0 million or 85% of eligible receivables, as defined. The net available amount under the revolving line of credit at December 31, 2002 was approximately $0.9 million of which no amounts were outstanding.

        The Initial Term Loan provided for $5.0 million available in one drawdown which we borrowed on the closing date in 1998. The Initial Term Loan bears interest at the prime rate as defined (4.25% per annum at December 31, 2002) plus 1.5% subject to a minimum interest rate of 8.0% per annum.

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

        The A Term Loan bears interest at the rate of prime as defined (4.25% per annum at December 31, 2002) plus 1.5% subject to a minimum interest rate of 8.0% per annum. As of December 31, 2002, no amounts remained outstanding under the A Term loan. The B Term Loan bears interest at the fixed rate of 12.0% per annum.

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

        On June 29, 2001, we further amended the Agreement (Amendment No. 10) to make available an additional term loan (the "Second Additional B Term Loan") in the original principal amount of $500,000, which we borrowed on July 31, 2001, to eliminate the financial covenant requirement for June 30, 2001, and to set two new monthly covenants for the remainder of 2001 based on EBITDA (earnings before interest, taxes and depreciation and amortization) and minimum revenue requirements. We were in compliance with these new monthly covenants through December 31, 2001.

        On March 13, 2002, we further amended the Agreement (Amendment No. 11) to set new financial covenants for the year 2002 based on cumulative quarterly EBITDA. We were in compliance with these new covenants through June 30, 2002.

        Effective August 8, 2002, we further amended the Agreement (Amendment No. 12) in order to make available an additional term loan (the "Third Additional B Term Loan") in the original principal amount of up to $1.5 million of which we borrowed $250,000 on August 21, 2002, $250,000 on September 13, 2002, and $500,000 on October 1, 2002, and to revise the Amendment No. 11 EBITDA covenants for the remainder of 2002. We were in compliance with these new covenants through December 31, 2002.

        The aggregate outstanding principal amount of the Term Loans is repayable in monthly installments of $150,000 beginning September 1, 2002 over the remaining term of the Loan and Security Agreement, in accordance with Amendment No. 12, with any unpaid remaining balance due in full on March 31, 2004. The total amount of Term Loans outstanding at December 31, 2002 was $2.3 million.

        Amendment No. 12 provides a limitation that if the total outstanding balance of the Term Loans exceeds at any time the lesser of (i) 40% of eligible maintenance revenues from August 8, 2002 through December 31, 2002, 25% of eligible maintenance revenues from January 1, 2003 through March 31, 2004 and (ii) $4.5 million, then we are required to prepay the principal amount in an amount sufficient to cause the aggregate principal amount of the Term Loans to be less than or equal to the relevant limits set forth above. As of December 31, 2002, eligible maintenance revenues as defined, totaled approximately $11.9 million.

        On March 21, 2003, the Company further amended the Agreement (Amendment No. 13) in order to set the EBITDA quarterly covenants for 2003.

        We have no significant capital commitments. Planned capital expenditures for 2003 total approximately $1.0 million, including any software development costs that may qualify for capitalization under SFAS No. 86. Our aggregate minimum operating lease payments for 2003 will be approximately $1.8 million.

        Future payments due under debt and lease obligations as of December 31, 2002 are as follows:

	Term Loans	Non-Cancelable Operating Leases	Total
	(in thousands)
2003	$1,800	$1,777	$3,577
2004	547	1,611	2,158
2005	—	1,483	1,483
2006	—	1,437	1,437
Thereafter	—	1,330	1,330

Total	$2,347	$7,638	$9,985

        Our operating activities provided cash of $3.1 million, $0.3 million and $3.3 million in 2000, 2001 and 2002, respectively. Net cash provided by operating activities in 2000 was primarily the result of non-cash depreciation and amortization charges and a decrease in accounts receivable, partially offset by a decrease in accounts payable, accrued expenses, and deferred revenue. Net cash provided by operating activities in 2001 was primarily the result of the net loss offset by non-cash depreciation and amortization charges, a decrease in accounts receivable, and an increase in deferred revenue partially offset by a decrease in accounts payable and accrued expenses. Net cash provided by operating activities in 2002 was primarily the result of the net income, non-cash depreciation and amortization charges and a decrease in accounts receivable partially offset by a decrease in accounts payable and accrued expenses and an increase in receivables due from the joint venture.

        Our investing activities used cash of $3.2 million, $1.5 million and $1.1 million in 2000, 2001 and 2002, respectively. Investing activities were principally for purchases of equipment and leasehold improvements totaling $0.9 million, $0.5 million and $0.2 million in 2000, 2001 and 2002, respectively and capitalized software development costs totaling $1.8 million, $1.0 million and $0.8 million in 2000, 2001 and 2002, respectively.

        Cash provided by financing activities was $1.3 million and $0.2 million in 2000 and 2001, respectively. Cash provided by financing activities in 2000 was primarily the result of proceeds from the exercise of stock options and warrants partially offset by repayments of the term loans. Cash provided by financing activities in 2001 was the result of proceeds of $2.0 million from the issuance of additional term loans partially offset by repayments of the term loans. In 2002, cash used in financing activities resulted from $1.8 million in payments against the term loan partially offset by proceeds from the issuance of debt of $1.0 million.

        We generated net income of $1.9 million for the year ended December 31, 2002 after experiencing net losses of $0.3 million and $4.7 million during the years ended December 31, 2000 and 2001, respectively. As a result of intense competition and rapid technological change together with a slowing of the economy, we have experienced declining license and service revenues for each of the three years. The ability to generate net income in 2002 was in response to management's initiatives that began in 2001 intended to improve operating results and liquidity and better position AXS-One to compete under current market conditions. This included, but was not limited to, our restructuring efforts in June of 2001 (see Item 7: Restructuring Costs) whereby we were able to reduce costs sufficiently to allow us to generate net income totaling $3.3 million during the last six quarters ending December 31, 2002 (see Note 11 to the Consolidated Financial Statements). Due to these efforts we expect that our operating cash flow and available financial resources will be sufficient to fund our working capital requirements through 2003. However, our ability to achieve the anticipated results is affected by the extent of cash generated from operations and the pace at which we utilize our available resources. There is also the risk that cash held by our foreign subsidiaries will not be readily available for use in our U.S. operations to pay our debt and other obligations as the transfer of funds is subject to various foreign government restrictions. Accordingly, we may in the future be required to seek additional sources of financing or future accommodations from our existing lender. No assurance can be given that management's initiatives will be successful or that any such additional sources of financing or lender accommodations will be available.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None

PART III

Item 10. Directors and Executive Officers of the Registrant

        The Company incorporates herein by reference the information concerning directors and executive officers in its Notice of Annual Stockholders' Meeting and Proxy Statement to be filed within 120 days after the end of the Company's fiscal year (the "2003 Proxy Statement").

Item 11. Executive Compensation

        The Company incorporates herein by reference the information concerning executive compensation contained in the 2003 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management

        The Company incorporates herein by reference the information concerning security ownership of certain beneficial owners and management contained in the 2003 Proxy Statement.

Item 13. Certain Relationships and Related Transactions

        The Company incorporates herein by reference the information concerning certain relationships and related transactions contained in the 2003 Proxy Statement.

Item 14. Controls and Procedures

Evaluation of disclosure controls and procedures

        Our chief executive officer and our chief financial officer, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) as of a date (the "Evaluation Date") within 90 days before the filing date of this annual report, have concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that all material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities as appropriate to allow timely decisions regarding required disclosure of such information.

Changes in internal controls

        There were no significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect our disclosure controls and procedures subsequent to the Evaluation Date.

PART IV

Item 15. Exhibits, Consolidated Financial Statements, Schedules, and Reports on Form 8-K

(a)(1) Consolidated Financial Statements:

(a)(3) Exhibits.

3.1	*	Fourth Amended and Restated Certificate of Incorporation
3.2	*	Amended and Restated Bylaws of the Company
4.1	*	Specimen Common Stock Certificate
4.2		See Exhibits 3.1 and 3.2 for provisions of the Certificate of Incorporation and Bylaws of the Company defining rights of holders of Common Stock of the Company
4.3	#	Form of Warrant (1997)
4.4	†††	Form of Warrant (2001)
10.3	*	Employment Agreement between the Company and Elias Typaldos, as amended
10.4	*	Employment Agreement between the Company and Gennaro Vendome, as amended
10.6	*	1995 Stock Option Plan
10.9	*	License Agreement between the Company and Pfizer, Inc., as amended
10.12	*	Contract between the Company and Polish State Railways Central Office of Purchasing and Sales Ferpol, a division of Polish State Railways
10.13	*	Program License Contract between the Company and Deutsche Bank AG
10.19	****	1995 Stock Option Plan, as amended
10.20	#	Securities Purchase Agreement
10.21	****	Employment Agreement between the Company and John Rade
10.24	****	Amendment to Securities Purchase Agreement
10.26	*****	Loan and Security Agreement with Foothill Capital Corporation dated March 31, 1998
10.27	*****	1998 Stock Option Plan
10.28	******	Amendment No. 1 to the Loan and Security Agreement
10.29	*******	Amendment No. 2 to the Loan and Security Agreement

10.30	********	Amendment No. 3 to the Loan and Security Agreement
10.31	********	Amendment No. 4 to the Loan and Security Agreement
10.32	********	Amendment to the Employment Agreement between the Company and John Rade
10.35	********	Software Assignment Agreement between the Company and S-Cubed International Corporation
10.36	********	OEM License Agreement between the Company and S-Cubed International Corporation
10.37	********	Consulting Services Agreement between the Company and S-Cubed International Corporation
10.38	********	Value added Reseller Agreement between the Company and S-Cubed International Corporation
10.39	********	Amendment No. 5 to the Loan and Security Agreement
10.40	†	Amendment No. 6 to the Loan and Security Agreement
10.41	†	Amendment No. 7 to the Loan and Security Agreement
10.42	†	Amendment No. 8 to the Loan and Security Agreement
10.43	††	Share Purchase Agreement, dated December 23, 1999, between the Company and ADONIX relating to the sale of all of the shares of AXS-One Software, S.A. (English translation)
10.44	†††	Amendment No. 9 to the Loan and Security Agreement
10.47	†††	Investment Banking Services Agreement between the Company and Stonegate Securities, Inc. dated November 2, 2000, and Amendment dated January 24, 2001.
10.48	†††	Employment Agreement between the Company and William Levering
10.49	††††	Amendment No. 10 to the Loan and Security Agreement
10.50	†††††	Stock Purchase Agreement, dated as of September 1, 2001, between the Company and Porterfield Ltd. relating to the sale of all shares of AXS-One Sp. z.o.o.
10.51	†††††	Promissory Note of Porterfield International Ltd. Issued to the Company
10.52	††††††	Employment Agreement between the Company and Thomas Manobianco
10.53	††††††	Amendment No. 11 to the Loan and Security Agreement
10.54	††††††	Lease Agreement between the Company and CIN Meadows L.L.C.
10.55%		Amendment No. 12 to the Loan and Security Agreement
10.56%%		Investor Relations Services Agreement between the Company and Hayden Communications, Inc.
10.57%%		Amendment No. 13 to the Loan and Security Agreement
21.1%%		List of Subsidiaries
23.1%%		Consent of KPMG LLP
99.1%%		Officer Certifications under 18 USC 1350

#	Incorporated by reference to the Exhibits filed with the Company's Form 8-K filed on January 8, 1998.
*	Incorporated by reference to the Exhibits filed with the Company's Registration Statement on Form S-l, File No. 33-93990.
****	Incorporated by reference to the Exhibits filed with the Company's 1997 Form 10-K
*****	Incorporated by reference to the Exhibits filed with the Company's March 31, 1998 Form 10-Q
******	Incorporated by reference to the Exhibits filed with the Company's June 30, 1998 Form 10-Q
*******	Incorporated by reference to the Exhibits filed with the Company's September 30, 1998 Form 10-Q
********	Incorporated by reference to the Exhibits filed with the Company's 1998 Form 10-K
†	Incorporated by reference to the Exhibits filed with the Company's 1999 Form 10-K

††	Incorporated by reference to the Exhibits filed with the Company's Form 8-K filed on December 23, 1999
†††	Incorporated by reference to the Exhibits filed with the Company's 2000 Form 10-K
††††	Incorporated by reference to the Exhibits filed with the Company's June 30, 2001 Form 10-Q
†††††	Incorporated by reference to the Exhibits filed with the Company's Form 8-K filed on October 5, 2001
††††††	Incorporated by reference to the Exhibits filed with the Company's 2001 Form 10-K
%	Incorporated by reference to the Exhibits filed with the Company's June 30, 2002 Form 10-Q
%%	Filed herewith

(b) Reports on Form 8-K filed in the fourth quarter of 2002:

        None

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Rutherford, State of New Jersey, on this 31st day of March 2003.

AXS-ONE INC.
By:	/s/ JOHN A. RADE John A. Rade Chief Executive Officer, President and Director

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities indicated, on March 31, 2003.

Signature	Title(s)

/s/ JOHN A. RADE (John A. Rade)	Chief Executive Officer, President and Director (Principal Executive Officer)
/s/ WILLIAM G. LEVERING III (William G. Levering III)	Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)
/s/ ELIAS TYPALDOS (Elias Typaldos)	Executive Vice President Technology and Business Operations and Chairman of the Board
/s/ GENNARO VENDOME (Gennaro Vendome)	Executive Vice President Sales, Marketing and Consulting, North America, and Director
/s/ DANIEL H. BURCH (Daniel H. Burch)	Director
/s/ ROBERT MIGLIORINO (Robert Migliorino)	Director
/s/ WILLIAM VOGEL (William E. Vogel)	Director
/s/ EDWIN T. BRONDO (Edwin T. Brondo)	Director
/s/ ALLAN WEINGARTEN (Allan Weingarten)	Director

CERTIFICATION

I, John A. Rade, certify that:

        1.    I have reviewed this annual report on Form 10-K of AXS-One Inc.;

        2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

        4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b)    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c)    presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

/s/ JOHN A. RADE John A. Rade Chief Executive Officer President and Director

CERTIFICATION

I, William G. Levering, certify that:

        1.    I have reviewed this annual report on Form 10-K of AXS-One Inc.;

        2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

        4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b)    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c)    presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

/s/ WILLIAM G. LEVERING III William G. Levering III Vice President, Chief Financial Officer, and Treasurer

Independent Auditors' Report

The Board of Directors and Stockholders
AXS-One Inc.:

        We have audited the accompanying consolidated balance sheets of AXS-One Inc. and subsidiaries as of December 31, 2001 and 2002, and the related consolidated statements of operations, comprehensive income (loss), stockholders' deficit, and cash flows for each of the years in the three-year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AXS-One Inc. and subsidiaries as of December 31, 2001 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

Short Hills, New Jersey
January 30, 2003, except as to
the last paragraph of note 3,
which is as of March 21, 2003

AXS-ONE INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	December 31,
	2001	2002
ASSETS
Current assets:
Cash and cash equivalents	$1,048	$2,702
Restricted cash	44	67
Note receivable—net of deferred gain on sale of subsidiary of $253 at December 31, 2001	83	—
Accounts receivable, net of allowance for doubtful accounts of $657 and $379 at December 31, 2001 and 2002, respectively	4,533	3,866
Due from joint venture	11	345
Prepaid expenses and other current assets	469	706

Total current assets	6,188	7,686

Equipment and leasehold improvements, at cost:
Computer and office equipment	10,392	10,687
Furniture and fixtures	952	857
Leasehold improvements	1,030	860

	12,374	12,404
Less—accumulated depreciation and amortization	11,645	12,035

	729	369

Capitalized software development costs, net of accumulated amortization of $6,815 and $8,177 at December 31, 2001 and 2002, respectively	2,908	2,378
Investment in and loans to joint ventures	184	—
Other assets	51	166

	$10,060	$10,599

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Current portion of long-term debt	$1,800	$1,800
Accounts payable	2,202	2,304
Accrued expenses	4,109	2,973
Due to joint venture	—	179
Deferred revenue	8,782	8,821

Total current liabilities	16,893	16,077

Long-term liabilities:
Long-term debt, net of current portion	1,347	547

Commitments and contingencies
Stockholders' deficit:
Preferred stock, $.01 par value, authorized 5,000 shares, no shares issued and outstanding	—	—
Common stock, $.01 par value, authorized 50,000 shares; 24,785 and 24,849 shares issued and outstanding at December 31, 2001 and 2002, respectively	248	248
Additional paid-in capital	72,032	72,052
Accumulated deficit	(80,693)	(78,769)
Accumulated other comprehensive income	233	444

Total stockholders' deficit	(8,180)	(6,025)

	$10,060	$10,599

The accompanying notes are an integral part of these consolidated financial statements.

AXS-ONE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Years Ended December 31,
	2000	2001	2002
Revenues:
License fees	$8,765	$5,421	$3,917
Services	41,787	35,272	33,030
Other—related parties	—	542	405

Total revenues	50,552	41,235	37,352

Operating expenses:
Cost of license fees	1,245	1,355	1,482
Cost of services	22,781	18,393	15,479
Sales and marketing	10,546	9,504	6,364
Research and development	6,926	7,029	6,704
General and administrative	9,242	8,303	4,559
Restructuring costs	—	797	—

Total operating expenses	50,740	45,381	34,588

Operating income (loss)	(188)	(4,146)	2,764

Other income (expense):
Interest income	71	109	38
Interest expense	(423)	(456)	(364)
Gain on sale of subsidiary	—	—	219
Equity in losses of joint ventures	—	(121)	(525)
Other expense	(63)	(223)	(268)

Other expense, net	(415)	(691)	(900)

Income (loss) before income tax benefit, net	(603)	(4,837)	1,864
Income tax benefit, net	304	182	60

Net income (loss)	$(299)	$(4,655)	$1,924

Basic and diluted net income (loss) per common share	$(0.01)	$(0.19)	$0.08

Weighted average basic common shares outstanding	24,624	24,785	24,818

Weighted average diluted common shares outstanding	24,624	24,785	25,511

The accompanying notes are an integral part of these consolidated financial statements.

AXS-ONE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Years Ended December 31,
	2000	2001	2002
Net income (loss)	$(299)	$(4,655)	$1,924
Foreign currency translation adjustment	(61)	(124)	211
Reclassification adjustment for losses included in net loss	—	407	—

Comprehensive income (loss)	$(360)	$(4,372)	$2,135

The accompanying notes are an integral part of these consolidated financial statements.

AXS-ONE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

(In thousands)

					Accumulated Other Comprehensive Income (Loss)
	Common Stock
			Additional Paid-in Capital	Accumulated Deficit		Total Stockholders' Deficit
	Shares	Amount
Balance—December 31, 1999	23,923	$239	$70,141	$(75,739)	$11	$(5,348)
Net loss	—	—	—	(299)	—	(299)
Foreign currency translation adjustment	—	—	—	—	(61)	(61)
Exercise of stock options and warrants	862	9	1,891	—	—	1,900

Balance—December 31, 2000	24,785	248	72,032	(76,038)	(50)	(3,808)
Net loss	—	—	—	(4,655)	—	(4,655)
Foreign currency translation adjustment	—	—	—	—	(124)	(124)
Decrease in cumulative translation adjustment due to sale of subsidiary and substantial liquidation of subsidiary	—	—	—	—	407	407

Balance—December 31, 2001	24,785	248	72,032	(80,693)	233	(8,180)
Net income	—	—	—	1,924	—	1,924
Foreign currency translation adjustment	—	—	—	—	211	211
Exercise of stock options	64	—	20	—	—	20

Balance—December 31, 2002	24,849	$248	$72,052	$(78,769)	$444	$(6,025)

The accompanying notes are an integral part of these consolidated financial statements.

AXS-ONE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2000	2001	2002
Cash flows from operating activities:
Net income (loss)	$(299)	$(4,655)	$1,924
Adjustments to reconcile net income (loss) to net cash flows provided by operating activities:
Increase in cash surrender value of officers' life insurance	—	—	(41)
Depreciation and amortization	2,107	1,959	1,945
Net provision for (recovery of) doubtful accounts	219	(58)	(131)
Loss on disposal of equipment and leasehold improvements	44	14	1
Gain on sale of subsidiary	—	—	(219)
Non-cash portion of restructuring and other costs	—	300	—
Loss on equity method investments	—	121	525
Non-cash revenue related to investment in joint ventures	—	(215)	(34)
Consulting services received in lieu of cash payment on note	—	—	195
Changes in current assets and liabilities, net of divestiture and acquisition:
Restricted cash	243	—	(18)
Accounts receivable	2,833	2,352	1,358
Due from joint venture	—	—	(429)
Prepaid expenses and other current assets	247	92	(188)
Accounts payable and accrued expenses	(1,530)	(1,343)	(1,411)
Deferred revenue	(730)	1,694	(172)

Net cash flows provided by operating activities	3,134	261	3,305

Cash flows from investing activities:
Change in other assets	(13)	(39)	26
Net payment made on sale of French subsidiary	(500)	—	—
Investment in joint venture	—	—	(138)
Loan to joint venture	—	(90)	(102)
Proceeds received on note receivable	—	94	67
Capitalized software development costs	(1,773)	(950)	(777)
Cash paid for acquisition, net of cash acquired	—	—	14
Purchase of equipment and leasehold improvements	(890)	(476)	(197)

Net cash flows used in investing activities	(3,176)	(1,461)	(1,107)

Cash flows from financing activities:
Proceeds from exercise of stock options and warrants	1,900	—	20
Proceeds from issuance of long term debt	500	2,000	1,000
Payments of long-term debt	(1,105)	(1,800)	(1,800)

Net cash flows provided by (used in) financing activities	1,295	200	(780)

Foreign currency exchange rate effects on cash and cash equivalents	(200)	(159)	236

Net increase (decrease) in cash and cash equivalents	1,053	(1,159)	1,654
Cash and cash equivalents, beginning of year	1,154	2,207	1,048

Cash and cash equivalents, end of year	$2,207	$1,048	$2,702

Supplemental disclosures of cash flow information:
Cash paid during the year for—
Interest	$402	$419	$370
Income taxes	33	7	21
Non-cash investing activities—
Investment in joint ventures	$—	$215	$34
Note received in connection with sale of C.E.E. subsidiary	$—	$430	$—
Consulting services received in lieu of payment on note receivable	$—	$—	$195
In December 2002, the Company purchased, for a nominal amount, the remaining 50% of common stock of one of its joint ventures to make it a wholly owned subsidiary. At the time of acquisition the Company's investment in the joint venture was $112. In conjunction with the acquisition, net assets acquired and liabilities assumed were as follows:
Fair value of assets acquired	$—	$—	$191
Liabilities assumed	$—	$—	$84

The accompanying notes are an integral part of these consolidated financial statements.

AXS-ONE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(1) Operations, Business Conditions and Significant Accounting Policies

        The Company was incorporated under the laws of the State of Delaware in September 1978. The name of the Company was changed from Computron Software, Inc. to AXS-One Inc. in November 2000. The Company designs, markets and supports n-tier, Internet-enabled client/server, e-business, financial, workflow, desktop data access and storage solutions for global 2000 businesses, and scheduling and time and expense solutions for professional services organizations. The Company also offers consulting, implementation, training and maintenance services in support of its customers' use of its software products.

        The Company generated net income of $1.9 million for the year ended December 31, 2002 after experiencing net losses of $0.3 million and $4.7 million during the years ended December 31, 2000 and 2001, respectively. As a result of product transitioning and general market conditions, the Company has also experienced declining license fees and service revenues. The ability to generate net income in 2002 was as a result of management's initiatives that began in 2001 which included, but was not limited to, the restructuring in June of 2001 (see Note 12), intended to improve operating results and liquidity and better position the Company to compete under current market conditions. The Company is continuing to monitor its expenses especially in the area of marketing program costs and personnel related costs, including salaries, benefits and travel and living costs. However, the Company's ability to achieve the results anticipated is affected by the extent of cash generated from operations and the pace at which the Company utilizes its available resources. The Company may be required to seek additional sources of financing or future accommodations from its existing lender. No assurance can be made that management's initiatives will be successful or that any additional sources of financing or lender accommodations will be available.

(a) Principles of Consolidation

        The consolidated financial statements include the accounts of AXS-One Inc.; its wholly owned subsidiaries located in Australia, Canada, Singapore, South Africa and the United Kingdom (collectively, the "Company") (see Note 2 for discussion of the sale of the Central and Eastern Europe subsidiary in 2001). During the first quarter of 2001, the Company's South Africa operations entered into two joint ventures. Ownership is 50% or less in both entities. All significant intercompany transactions and balances have been eliminated. The Company uses the equity method of accounting for its joint ventures that it owns between 20 and 50%. Under the equity method, investments are stated at cost plus or minus the Company's equity in undistributed earnings or losses. During the fourth quarter of 2002, the Company purchased, for a nominal amount, the remaining 50% of common stock of one of its joint ventures, and accordingly accounts for it as a wholly owned subsidiary (see Note 5).

(b) Revenue Recognition

        The Company recognizes revenue in accordance with Statement of Position 97-2, "Software Revenue Recognition" ("SOP 97-2"), and Statement of Position 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions." Revenue from non-cancelable software licenses is recognized when the license agreement has been signed, delivery has occurred, the fee is fixed or determinable and collectibility is probable. In multiple element arrangements, the Company defers the vendor-specific objective evidence of fair value ("VSOE") related to the undelivered elements and recognizes revenue on the delivered elements using the residual method. The most commonly deferred element is initial maintenance, which is recognized on a straight-line basis over the initial maintenance term. The VSOE of maintenance is determined by using a consistent percentage of maintenance fee to license fee based on renewal rates. Maintenance fees in subsequent years are recognized on a straight-line basis over the life of the applicable agreement. Delivery of software generally occurs when the product (on CDs) is delivered to a common carrier.

        For software license and maintenance revenue, the Company assesses whether the fee is fixed and determinable and whether or not collection is probable. The Company assesses whether the fee is fixed and determinable based on the payment terms associated with the transaction. If a significant portion of a fee is due after the Company's normal payment terms, which are 30 to 90 days from invoice date, it accounts for the fee as not being fixed and determinable. In these cases, the Company recognizes revenue as the fees become due.

        The majority of the Company's training and consulting services are billed based on hourly rates. The Company generally recognizes revenue as these services are performed. However, when the Company enters into an arrangement that requires it to perform significant work either to alter the underlying software or to build additional complex interfaces so that the software performs as the customer requests, the Company recognizes the entire fee using contract accounting. This would apply to the Company's custom programming services, which are generally contracted on a fixed fee basis. Anticipated losses, if any, are charged to operations in the period such losses are determined.

        Revenues from joint ventures (included in Revenues: Other-Related Parties in the Company's Consolidated Statements of Operations) includes consulting revenue for the joint ventures' use of the Company's South African subsidiary's consultants (2001 only) and for management fees arising from the Company's South African subsidiary providing managerial, technical and other related services to the joint ventures (2001 and 2002 periods) in accordance with the joint venture agreements. Revenue is recognized upon performance of the services.

        The Company assesses assuredness of collection based on a number of factors, including past transaction history with the customer and the credit-worthiness of the customer. The Company does not request collateral from its customers. If the Company determines that collection of a fee is not probable, it defers the fee and recognizes revenue at the time collection becomes probable, which is generally upon receipt of cash.

        The Company adopted EITF Issue No. 01-14, "Income Statement Characterization of Reimbursement Received for 'Out of Pocket' Expenses Incurred" on January 1, 2002. Accordingly, reimbursements received for out-of-pocket expenses incurred are classified as revenue in the consolidated statement of operations. The adoption of this EITF Issue on January 1, 2002 resulted in an increase to previously reported services revenue and cost of services of $1,776 and $1,216 for the years ended December 31, 2000 and 2001, respectively. There was no effect on either the consolidated operating loss or net loss on those years. Reimbursements received for out-of-pocket expenses incurred in 2002 were $1,422, reflected as services revenue in the accompanying 2002 consolidated statement of operations.

(c) Use of Management Estimates

        The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the periods presented. Actual results could differ from those estimates. Some of the significant estimates involve recoverability of accounts receivable, capitalized software development costs, accrued expenses, provision for income taxes in foreign jurisdictions, assessment of contingencies, and pro forma compensation expense.

(d) Cash and Cash Equivalents and Restricted Cash

        Cash equivalents are stated at cost, which approximates market, and consist of short-term, highly liquid investments with original maturities of less than three months. Restricted cash represents amounts on deposit for payments of lease obligations by the Australia subsidiary and amounts on deposit for U.S. employees' flexible spending accounts for medical expenses not covered by insurance.

(e) Allowance for Doubtful Accounts

        The Company evaluates the collectibility of accounts receivable based on a combination of factors. In cases where the Company is aware of circumstances that may impair a specific customer's ability to meet its financial obligations, the Company records a specific allowance against amounts due, and thereby reduces the net receivable to the amount management reasonably believes will be collected. For all other customers, the Company recognizes allowances for doubtful accounts based on the length of time the receivables are outstanding, the current business environment and historical experience.

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

(g) Software Development Costs

        The Company's policy is to capitalize certain software development costs in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed" ("SFAS 86"). Under SFAS 86, costs incurred to develop or significantly enhance computer software products are charged to research and development expense as incurred until technological feasibility has been established. The Company establishes technological feasibility upon completion of a detailed program design at which point all research and development costs for that project are capitalized until the product is available for general release to customers. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs require considerable judgment by management with respect to certain external factors, including, but not limited to, anticipated future revenues, estimated economic life and changes in technology. It is reasonably possible that estimates of anticipated future revenues, the remaining estimated economic life of the products, or both will be reduced in the future due to competitive pressures. As a result, the carrying amount of the capitalized software costs may be reduced through a charge to operations in the near term. Upon the general release of the software product to customers, capitalization ceases and such costs are amortized (using the straight-line method) over the estimated life, which is generally three years.

        During 2000, 2001 and 2002 capitalized software development costs amounted to $1,773, $950, and $777, respectively. The balance of capitalized software development costs at December 31, 2002 also includes $54 attributable to the acquired South African joint venture. Annual amortization of software development costs of $738, $1,060 and $1,361 for 2000, 2001 and 2002, respectively, was recorded using the straight-line method over three years, the estimated economic life of the products.

(h) Impairment or Disposal of Long-Lived Assets

        In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which was adopted on January 1, 2002, the Company monitors events or changes in circumstances that may indicate carrying amounts of its long-lived assets may not be recoverable. When such events or changes in circumstances are present, the Company assesses the recoverability of its assets by determining whether the carrying amount of its assets will be recovered through undiscounted, expected future cash flows. Should the Company determine that the carrying values of specific long-lived assets are not recoverable, the Company would record a charge to operations to reduce the carrying value of such assets to their fair values. The Company considers various valuation factors, principally discounted cash flows, to assess the fair values of long-lived assets.

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

        As of December 31, 2002, two customers, AIG Insurance and Deutsche Bank, represented 15.3% and 10.4% respectively, of gross receivables. As of December 31, 2001, two customers, Pfizer, Inc. and Mercer

Consulting, represented 11.4% and 10.2%, respectively, of gross accounts receivable. For the year ended December 31, 2002, two customers, AIG Insurance and Pfizer, Inc., represented 12.0% and 16.1%, respectively, of total revenues; one customer, JPMorgan Chase, represented 14.7% of total license revenues; and two customers, AIG Insurance and Pfizer Inc., represented 12.5% and 18.2%, respectively, of total service revenues. For the year ended December 31, 2001 one customer, Pfizer Inc., represented 12.1% of total revenues; one customer, Deutsche Bank, represented 26.3% of total license revenues; and one customer, Pfizer Inc., represented 14.1% of total service revenues. There was no single customer accounting for more than 10% of total revenues or total service revenues in 2000, but two customers, Pfizer Inc. and MWR support Activities, accounted for 12.3% and 16.0%, respectively, of total license revenues.

(k) Foreign Currency Translation

        The functional currency for foreign subsidiaries is the local currency. The results of operations for these foreign subsidiaries are translated from local currencies into U.S. dollars using the average exchange rates during each period. Assets and liabilities are translated using exchange rates at the end of the period with translation adjustments accumulated in stockholders' deficit. Intercompany loans are denominated in U.S. currency. Foreign currency transaction gains and losses, related to short-term intercompany loans, are recorded in the consolidated statements of operations as incurred. Intercompany loans that are of a long-term nature are accounted for in accordance with SFAS 52, "Foreign Currency Translation," whereby foreign currency transaction gains and losses are recorded in cumulative foreign currency translation adjustment, a component of stockholders' deficit. During 2002, no loans were considered long-term in nature. During 2001, intercompany loans to the subsidiary sold during that year (See Note 2) were considered long-term in nature.

(l) Stock-Based Compensation

        In December 2002, the FASB issued Statement No. 148, "Accounting for Stock Based Compensation-Transition and Disclosure, an Amendment of FASB Statement No. 123" ("SFAS 148"). SFAS 148 amends FASB Statement No. 123, "Accounting for Stock-based Compensation" ("SFAS 123"), to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based compensation. However, it allows an entity to continue to measure compensation cost for those instruments using the intrinsic-value method of accounting prescribed by Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees," provided it discloses the effect of SFAS 123, as amended by SFAS 148, in footnotes to the financial statements. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method. Accordingly, no stock option related compensation expense has been recognized in the consolidated statements of operations, as all options granted had an exercise price equal to the market value of the underlying stock on the date of grant. The Company was required to adopt SFAS 148 for the year ended December 31, 2002. The adoption of SFAS 148 did not have an impact on the 2002 consolidated results of operations or financial position of the Company and is not expected to have an impact on the consolidated results of operations or financial position of the Company in future periods as the Company expects to continue to apply the intrinsic value method prescribed by APB 25.

(1) Operations, Business Conditions and Significant Accounting Policies (Continued)

        Had the Company, however, elected to recognize compensation cost based on fair value of the stock options at the date of grant under SFAS 123, as amended by SFAS 148, such costs would have been recognized ratably over the vesting period of the underlying instruments and the Company's net income (loss) and net income (loss) per common share would have changed to the pro forma amounts indicated in the table below.

	Year Ended December 31,
	2000	2001	2002
Net income (loss) as reported	$(299)	$(4,655)	$1,924
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(2,163)	(2,084)	(1,659)

Pro forma net income (loss)	$(2,462)	$(6,739)	$265

Net income (loss) per common share:
Basic—as reported	$(0.01)	$(0.19)	$0.08

Basic—pro forma	$(0.10)	$(0.27)	$0.01

Diluted—as reported	$(0.01)	$(0.19)	$0.08

Diluted—pro forma	$(0.10)	$(0.27)	$0.01

        The Company has used the Black-Scholes option-pricing model in calculating the fair value of options granted. The assumptions used and the weighted average information for the years ended December 31, 2000, 2001 and 2002 are as follows:

	Years Ended December 31,
	2000	2001	2002
Risk-free interest rates	5.50%	5.45%	4.78%
Expected dividend yield	—	—	—
Expected lives	7 years	7 years	7 years
Expected volatility	184%	145%	103%
Weighted-average grant date fair value of options granted during the period	$4.24	$0.49	$0.57
Weighted-average remaining contractual life of options outstanding	7.05 years	7.01 years	6.31 years
Weighted-average exercise price of 1,826, 2,769 and 3,868 options exercisable at December 31, 2000, 2001 and 2002, respectively	$1.49	$1.56	$1.55

(m) Basic and Diluted Net Income (Loss) per Common Share

        Basic and diluted net income (loss) per common share is presented in accordance with SFAS No. 128, "Earnings per Share" ("SFAS No. 128"). Basic net income (loss) per common share is based on the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per common share is the same as basic net loss per common share for the periods ended December 31, 2000 and 2001 since the effect of stock options and warrants is anti-dilutive for these periods. Diluted net income per common share for the period ended December 31, 2002 does not include the effects of outstanding options to purchase 4,329 shares of common stock and outstanding warrants to purchase 130 shares of common stock as the effect of their inclusion is anti-dilutive for the periods presented.

        The following represents the calculations of the basic and diluted net income (loss) per common share for the years ended December 31, 2000, 2001 and 2002.

	Years Ended December 31,
	2000	2001	2002
Net income (loss)	$(299)	$(4,655)	$1,924

Weighted average basic common shares outstanding during the year	24,624	24,785	24,818
Dilutive effect of stock options and warrants	—	—	693

Weighted average diluted common shares outstanding during the year	24,624	24,785	25,511

Basic and diluted net income (loss) per common share	$(0.01)	$(0.19)	$0.08

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

(p) Reclassifications

        Certain reclassifications have been made in the 2000 and 2001 consolidated financial statements to conform to the 2002 presentation.

(q) Accounting for Guarantees

        The Company warrants that each version of its software will substantially conform to the latest edition of the documentation applicable to that version. Such warranties are accounted for in accordance with SFAS No. 5, "Accounting for Contingencies". To date the Company has not incurred significant costs related to warranty obligations.

        The Company's product license and services agreements include a limited indemnification provision for claims from third parties relating to the Company's intellectual property. Such indemnification provisions are accounted for in accordance with SFAS No. 5. The indemnification is limited to the amount paid by the customer. To date, claims under such indemnification provisions have not been significant.

        From time to time, the Company may provide guarantees to third parties on behalf of a foreign subsidiary. These guarantees are generally related to maintaining operations in a certain locality or to secure leases or other operating obligations of a subsidiary. The maximum exposure on these guarantees is not significant, either individually or in the aggregate.

(2)  Divestiture

        On September 20, 2001, the Company sold its wholly-owned subsidiary located in Central and Eastern Europe (C.E.E.), including offices in Poland, Estonia and Bulgaria, to Porterfield International Ltd. ("Buyer"), a company wholly-owned by the former managing director of C.E.E. and his wife. The Company received consideration in the form of a promissory note of Buyer in the face amount of $430. The note is payable either in cash or, if the Company requests, an equivalent dollar amount of professional services, in 15 monthly installments ending on December 1, 2002 and bears interest at the fixed rate of 6.75% per year. A net asset deficiency of the C.E.E. operations of $(3), at the time of the sale, offset by accrued expenses of $180, directly related to the sale, resulted in a deferred gain of approximately $253, which the Company recorded in accordance with the Securities and Exchange Commission's Staff Accounting Bulletin No. 81 (SAB 81), "Gain Recognition on the Sale of a Business or Operating Assets to a Highly Leveraged Entity." Additional direct costs of the sale of $3 and $5 recorded during the three months ended June 30, 2002 and December 31, 2002, respectively, reduced the total deferred gain to $245.

        In accordance with SAB 81, the Company has presented, in the accompanying consolidated balance sheet, the deferred gain as an offset to the note receivable. The Company recognizes such gain as the note receivable is paid or equivalent value for services is received, but only after $180 is received. Through December 31, 2002, $430 had been received in either payment to the Company or equivalent services provided by the Buyer to the Company or to the Company's joint venture. The Company has recognized $219 of such gain through December 31, 2002, which includes a reversal of $45 related to the original $180 in accrued expenses recorded at the time of the sale. The $45 was recognized during the three months ended September 30, 2002 as a result of the release of a past customer claim. The remaining gain of $71, reflected as Deferred revenue on the accompanying December 31, 2002 consolidated balance sheet, is deferred until payment is received from the Company's joint venture for services provided by the Buyer to the joint venture.

        The following table shows the activity related to the promissory note and related deferred gain and gain:

	Note Receivable	Deferred Gain	Gain Recognized
September 20, 2001	$430	$253	$—
Cash payments and services provided through December 31, 2001	(94)	—	—

Balance at December 31, 2001	336	253	—
Direct expense incurred in June 2002	—	(3)	—
Cash payments and services provided through December 31, 2002	(336)	(174)	174
Reversal of accrued expense in September 2002	—	—	45
Direct expense incurred in October 2002	—	(5)	—

Balance at December 31, 2002	$—	$71	$219

(2) Divestiture (Continued)

        The following table sets forth significant financial data of C.E.E., prior to its disposition, included in the consolidated results of operations for the years ended December 31, 2000 and 2001.

	2000	2001
Revenues:
License fees	$570	$205
Services	1,452	1,208

	2,022	1,413

Total operating expenses	2,674	1,745

Operating loss	(652)	(332)
Other income (expense), net	(18)	29

Net loss	$(670)	$(303)

(3) Long-Term Debt

        The Company's long-term debt consists of the following:

	December 31,
	2001	2002
Term loan	$3,147	$2,347
Less: current portion	1,800	1,800

Long-term debt, net of current portion	$1,347	$547

        On March 31, 1998, the Company entered into a Loan and Security Agreement ("Agreement") which contained a revolving line of credit and a term loan (the "Initial Term Loan").

        Borrowings under the revolving line of credit bear annual interest at prime rate plus 1.25%, subject to a minimum interest rate of 8%. The Agreement provides for yearly fees as follows: (i) $111 in year one, $86 in years two and three, $77 in year four, $74 in years five and six and (ii) an unused revolving line of credit fee of .375% per annum. The Agreement is secured by substantially all domestic assets of the Company together with a pledge of 65% of the stock of its foreign subsidiaries, and contains certain restrictive financial covenants. Under the revolving line of credit the Company currently has available the lesser of $5 million or 85% of eligible receivables, as defined. The net available amount under the revolving line of credit at December 31, 2002 was approximately $0.9 million of which no amounts were outstanding.

        The Initial Term Loan provided for $5 million available in one drawdown which the Company borrowed on the closing date in 1998. The Initial Term Loan bears interest at the prime rate as defined (4.25% per annum at December 31, 2002) plus 1.5% subject to a minimum interest rate of 8.0% per annum.

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

        The A Term Loan bears interest at the rate of prime as defined (4.25% per annum at December 31, 2002) plus 1.5% subject to a minimum interest rate of 8.0% per annum. As of December 31, 2002, no amounts remained outstanding under the A Term loan. The B Term Loan bears interest at the fixed rate of 12.0% per annum.

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

        On June 29, 2001, the Company further amended the Agreement (Amendment No. 10) to make available an additional term loan (the "Second Additional B Term Loan") in the original principal amount of $500 which was borrowed on July 31, 2001, to eliminate the financial covenant requirement for June 30, 2001, and to set two new monthly covenants for the remainder of 2001 based on EBITDA (earnings before interest, taxes and depreciation and amortization) and minimum revenue requirements. The Company was in compliance with these new monthly covenants through December 31, 2001.

        On March 13, 2002, the Company further amended the Agreement (Amendment No. 11) to set new financial covenants for the year 2002 based on cumulative quarterly EBITDA. The Company was in compliance with these new covenants through June 30, 2002.

        Effective August 8, 2002, the Company further amended the Agreement (Amendment No. 12) in order to make available an additional term loan (the "Third Additional B Term Loan") in the original principal amount of up to $1.5 million of which the Company borrowed $250 on August 21, 2002, $250 on September 13, 2002, and $500 on October 1, 2002, and to revise the Amendment No. 11 EBITDA covenants for the remainder of 2002. The Company was in compliance with these new covenants through December 31, 2002.

        The aggregate outstanding principal amount of the Term Loans is repayable in monthly installments of $150,000 beginning September 1, 2002 over the remaining term of the Loan and Security Agreement, in accordance with Amendment No. 12, with any unpaid remaining balance due in full on March 31, 2004.

        Amendment No. 12 provides a limitation that if the total outstanding balance of the Term Loans exceeds at any time the lesser of (i) 40% of eligible maintenance revenues from August 8, 2002 through December 31, 2002, 25% of eligible maintenance revenues from January 1, 2003 through March 31, 2004 and (ii) $4.5 million, then the Company is required to prepay the principal amount in an amount sufficient to cause the aggregate principal amount of the Term Loans to be less than or equal to the relevant limits set forth above. As of December 31, 2002, eligible maintenance revenues as defined, totaled approximately $11.9 million.

        The amounts of debt outstanding at December 31, 2002 mature as follows:

2003	$1,800
2004	$547

        On March 21, 2003, the Company further amended the Agreement (Amendment No. 13) in order to set the EBITDA quarterly covenants for 2003.

(4) Lease Obligations

        The Company leases office space and equipment under non-cancelable operating leases. Rent expense charged to operations in the accompanying consolidated statements of operations for office space, vehicles and equipment under operating leases was $2,044, $2,011 and $1,736 for the years ended December 31, 2000, 2001 and 2002, respectively.

        Scheduled future minimum payments required for all non-cancelable operating leases are as follows:

Years Ending December 31
2003	$1,777
2004	1,611
2005	1,483
2006	1,437
2007	1,330

(5) Related Party Transactions

        The Company has certain business relationships with an entity that was founded by the President and Chief Executive Officer. The President and Chief Executive Officer owns a majority beneficial equity interest in such entity. During the years ended December 31, 2000, 2001 and 2002 the Company recorded as cost of license fees approximately $422, $84 and $34, respectively, from this related party. During 2000 these costs related to work performed by this entity on the Company's behalf for the integration of their software with the Company's as well as royalty and maintenance fees related to sales of the Company's products incorporating their software. During 2001 and 2002, costs related to royalty and maintenance fees only.

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

        Revenues from these joint ventures during 2001 and 2002 include management fee revenue of $303 and $387, respectively, and consulting revenue of $239 and $18, respectively.

        As of December 31, 2001 the Company had investments in and loans to these joint ventures of $124 and $60, respectively, net of equity in losses of $121. As of December 31, 2002, the investment in African Solutions was ($179), net of equity in losses of $405 reflected as Due to joint venture on the accompanying December 31,2002 consolidated balance sheet. The Company has reduced this investment below zero as it will continue to fund the joint venture's operations. In December 2002, the Company purchased, for a nominal amount, the remaining 50% of common stock of Hospitality Warehouse to make it a wholly owned subsidiary. At the time of the acquisition the investment in the joint venture was $112, net of equity in losses of $120. Pro-forma results as if Hospitality Warehouse had been acquired on January 1, 2002 are not significantly different than the reported 2002 consolidated results.

(6) Income Taxes

        The components of income (loss) before income tax benefit, net are as follows:

	Years Ended December 31,
	2000	2001	2002
Domestic	$340	$(3,215)	$(546)
Foreign	(943)	(1,622)	2,410

Total	$(603)	$(4,837)	$1,864

        Income tax (provision) benefit is as follows:

	Years Ended December 31,
	2000	2001	2002
State	$304	$256	$198
Foreign	—	(74)	(138)

Total	$304	$182	$60

        A reconciliation of Federal income tax (expense) benefit at the statutory rate of 34% to income tax benefit, net reflected in the accompanying consolidated statements of operations is as follows:

	Years Ended December 31,
	2000	2001	2002
Federal income tax (expense) benefit at 34%	$205	$1,645	$(634)
State income tax (expense) benefit, net of Federal tax (expense) benefit	(24)	188	220
Change in valuation allowance, net of change in valuation allowance related to stock options and sales of subsidiaries	69	(1,757)	1,289
Foreign tax rate differential	131	186	(650)
Reduction of state NOLs due to sale of New Jersey NOLs	(54)	(46)	(90)
Other, net	(23)	(34)	(75)

	$304	$182	$60

        The principal components of the Company's deferred taxes are as follows:

	December 31,
	2001	2002
Deferred tax assets:
Non-deductible accruals and other	$328	$320
Allowance for doubtful accounts	207	118
Purchased research and development	992	881
Research and development credit carry-forwards	2,895	2,895
Net operating loss carry-forwards	22,382	21,068

Deferred tax assets	26,804	25,282
Less valuation allowance	25,641	24,352

Net deferred tax assets	1,163	930
Deferred tax liabilities:
Software development costs	1,163	930

Net deferred taxes	$—	$—

        At December 31, 2002, the Company had United States net operating loss carry-forwards of approximately $44,309 which are available to offset future Federal taxable income, if any, and which begin to expire in 2007. In addition, foreign net operating loss carry-forwards aggregated approximately $10,658 at December 31, 2002.

        The Company has recorded a valuation allowance for its net deferred tax assets and will continue to monitor the realizability of such assets. Approximately $1,122 and $1,137 of the Company's deferred tax asset pertaining to NOLs and the corresponding valuation allowance at December 31, 2001 and 2002, respectively, relates to tax deductions arising from the exercise of stock options and/or subsequent sales of the underlying stock. For book purposes, the tax benefits related to such stock option transactions are recorded through equity when realized.

        The foreign net operating loss carryforwards and corresponding valuation allowance was reduced by $3,438 in 2001 due to the sale of C.E.E. that was completed in 2001.

        Foreign subsidiaries have paid, and are expected to continue to pay, appropriate taxes, if and when due, to their respective taxing authorities. It is the intention of the Company to reinvest the earnings of its non-U.S. subsidiaries, if any, in those operations. Accordingly, no Federal taxes have been provided on undistributed foreign earnings and no deferred tax liability for temporary differences related to the Company's foreign subsidiaries and foreign joint ventures has been established as the determination of the amounts is not practicable.

        During state fiscal years 2001, 2002 and 2003, AXS-One was authorized by the New Jersey Economic Development Authority ("NJEDA") in conjunction with the New Jersey Division of Taxation to sell a portion of its New Jersey net operating losses and research and development credits for consideration that is to be used to fund its research activities in the State of New Jersey. For the State's fiscal year 2003 (July 1, 2002 to June 30, 2003), AXS-One was authorized to sell $239 of its available tax benefit of $239 (related to tax years through December 31, 2000). AXS-One sold the entire authorized amount for consideration of $198. As of December 31, 2002, the remaining New Jersey tax benefit in the amount of $153 is available to sell if the program is extended by the NJEDA or will be available to offset future New Jersey income taxes.

(7) Stockholders' Deficit

        (a) Warrants

        In connection with a private placement of common stock in 1997, the Company issued warrants to purchase 734 shares of the Company's Common Stock. The warrants were exercisable at $3.00 per share, subject to adjustment, until December 31, 2002. In February and March of 2000, 358 warrants were exercised for total proceeds of approximately $1,072. No warrants were exercised during 2001 or 2002. The balance of 376 warrants expired at December 31, 2002.

        On November 2, 2000, the Company issued warrants to a Dallas corporation for the purchase of 200 shares of Common Stock in exchange for services to be rendered as the Company's non-exclusive financial advisor and for certain investment-banking services. The warrants are exercisable at $1.875 per share, subject to adjustment, until January 24, 2006 and were to vest in two separate tranches of 100 each on February 28, 2001 and May 31, 2001. By written notice dated May 25, 2001, 100 warrants that were to be vested on May 31, 2001 were cancelled in connection with the cancellation of the services agreement. No warrants were exercised as of December 31, 2002 leaving 100 vested warrants unexercised at December 31, 2002. The fair value of these warrants was determined in accordance with EITF Issue No. 96-18, "Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods or Services," and was being recognized as expense over the vesting period using variable accounting. No further compensation costs will be recognized related to these warrants since services are no longer being provided. The expense related to this matter was not material.

(7) Stockholders' Deficit (Continued)

        On October 1, 2002, the Company entered into an agreement with a South Carolina corporation to provide investor relations services to the Company, whereby upon expiration or termination of the agreement the Company will issue warrants to purchase the number of shares of common stock of the Company which is equal to the product of 10 shares multiplied by the number of whole months during the actual term of the agreement to a maximum of 120 shares. The exercise price for the warrant is (i) for the initial up to 60 shares covered by the warrant, $0.41 per share, which represents the closing price of the Company's common stock on October 1, 2002 and (ii) for the remaining shares covered by the warrant, if any, the closing price of the Company's common stock on April 1, 2003. The warrant is fully vested on the date of its issuance by the Company. As of December 31, 2002, 30 shares were earned, but not issued. The fair value of these warrants was determined in accordance with EITF Issue No. 96-18, and is being recognized as expense over the vesting period using variable accounting. The expense related to this matter was not material.

        A summary of warrant activity is as follows:

	Number of Shares	Exercise Price Per Share	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
Balance, December 31, 1999	734	$3.00	$3.00	3.00
Granted	200	$1.875	$1.875	—
Exercised	(358)	$3.00	$3.00	—

Balance, December 31, 2000	576	$1.875-$3.00	$2.61	3.39
Cancelled	(100)	$1.875	$1.875	—

Balance, December 31, 2001	476	$1.875-$3.00	$2.76	1.84
Vested but not issued	30	$0.41	$0.41	—
Cancelled	(376)	$3.00	$3.00	—

Balance, December 31, 2002 (all of which are exercisable at December 31, 2002)	130	$0.41-$1.875	$1.54	3.04

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

        All options granted under the Plans expire ten years from the date of grant (or five years for statutory options granted to 10% stockholders), unless terminated earlier. Options generally vest over a four-year period. However, as of December 31, 2002, options to purchase approximately 676 shares of common stock had been granted with a two-year vesting period and options to purchase approximately 140 shares of common stock become immediately vested upon the occurrence of certain events.

        A summary of stock option activity under the Plans is as follows:

	Number of Shares	Exercise Price Per Share	Weighted Average Exercise Price
Balance, December 31, 1999	3,874	$0.50-13.00	$1.53
Granted	2,046	0.88-7.63	5.17
Exercised	(504)	0.87-3.13	1.70
Cancelled	(947)	0.50-6.25	1.86

Balance, December 31, 2000	4,469	$0.50-13.00	$2.33
Granted	2,394	0.21-0.72	0.59
Exercised	—	—	—
Cancelled	(1,034)	0.21-13.00	2.55

Balance, December 31, 2001	5,829	$0.21-$13.00	$2.01
Granted	982	0.41-1.14	0.58
Exercised	(64)	0.30-0.72	0.32
Cancelled	(470)	0.30-6.25	1.04

Balance, December 31, 2002	6,277	$0.21-$13.00	$1.54

Exercisable, December 31, 2002	3,868	$0.21-13.00	$1.55

        A summary of stock options outstanding and exercisable as of December 31, 2002, follows:

Options Outstanding				Options Exercisable
Range of exercise prices	Number outstanding	Weighted average remaining life(years)	Weighted average exercise price	Number exercisable	Weighted average exercise price
$0.21-1.00	4,004	8.66	$0.65	2,272	$0.70
$1.06-3.44	1,579	4.70	$1.82	1,245	$1.82
$6.00-7.63	691	7.25	$6.03	348	$6.03
$13.00	3	2.58	$13.00	3	$13.00

	6,277			3,868

(8) Profit Sharing Plan

        The Company's Profit Sharing Plan (the Plan) is a defined contribution plan. All employees with three months of service and who are at least 21 years of age are eligible to become participants in the Plan and to make voluntary contributions based on a percentage of their compensation within certain Plan limitations.

        The Plan falls under the provisions of Section 401(k) of the Internal Revenue Code. Employees may elect to contribute a percentage of their pretax salary, subject to statutory limitations, as well as certain percentages of their after-tax salary, to the Plan. Through December 2001, the Company contributed 50% of the employees' first 6% of pretax salary contribution. The Company's contributions charged to operations in the accompanying consolidated statements of operations were approximately $337, $379 and zero for the years ended December 31, 2000, 2001 and 2002, respectively.

        In addition, the Company may make additional contributions at the discretion of the Board of Directors, which would be allocated among all participants in proportion to each participant's compensation, as defined. During the years ended December 31, 2000, 2001 and 2002, no additional contributions were made under the Plan.

        For the year 2002, all contributions by the Company were on a discretionary basis only as approved by the Board of Directors. No contributions were approved. Effective January 1, 2003, the Company will contribute 25% of the employees' first 6% of pretax salary contribution.

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

        Revenues and long-lived assets for the Company's United States, United Kingdom, Australia and Southeast Asia and other international operations are as follows:

	United States	United Kingdom	Australia and Southeast Asia	Other	Consolidated
2000
Revenues(1)	$34,189	$4,958	$5,713	$5,692	$50,552
Long-lived assets	3,906	158	139	97	4,300
2001
Revenues(1)	$27,783	$5,495	$4,103	$3,854	$41,235
Long-lived assets	3,412	108	105	12	3,637
2002
Revenues(1)	$26,826	$5,473	$4,091	$962	$37,352
Long-lived assets	2,485	112	74	76	2,747

(1)
Revenues are attributed to locations based on location of sales office.

        The Company does not believe there are any legal or other restrictions upon the repatriation of international earnings to the parent company. However, there are risks that repatriation of international earnings to the U.S. may not be done on a timely basis due to delays encountered in certain foreign countries.

(10) Operating Segments

        In the fourth quarter of 2002 the Company consolidated its sales and marketing efforts of its three business units in order to streamline the sales process and control expenses. The Company continues to have three product lines that it offers to specific markets as part of its strategy to focus on market opportunities. The three product lines are as follows:

  a)
  AXS-One Enterprise Solutions provide Enterprise Solutions to global 2000 companies that enable organizations to achieve process transparency throughout their value chain. These include AXS-One's Foundation products for which the Company has an extensive installed base of customers.

  b)
  AXSPoint Solutions focus on identifying markets that need to rapidly leverage the Internet in communicating, exchanging or reconciling large volumes of knowledge with their customers, suppliers and partners. The AXSPoint Solutions target large information-centric organizations that can utilize self-service information systems to improve communications with their customers and improve access to business intelligence.

  c)
  Tivity Solutions, a verticalized version of AXS-One Enterprise solutions, provide a full suite of business solutions and services to organizations that primarily sell professionals' time.

        The Company evaluates the performance of its product lines based on revenues and operating income (loss). Summarized financial information concerning the Company's reportable segments is shown in the following table. The Chief Executive Officer uses the information below in this format while making decisions about allocating resources to each product line and assessing its performance.

	AXS-One Enterprise Solutions	AXS Point Solutions	Tivity Solutions	Total
Year Ended December 31, 2000
Revenues:
License fees	$6,413	$2,010	$342	$8,765
Services	34,102	3,457	4,228	41,787

Total revenues	40,515	5,467	4,570	50,552
Operating income	7,774	1,560	492	9,826
Total assets	13,031	950	1,203	15,184
Capital expenditures	768	61	61	890
Depreciation and amortization	1,888	98	121	2,107
Year Ended December 31, 2001
Revenues:
License fees	$3,918	$849	$654	$5,421
Services	27,753	4,312	3,207	35,272

Total revenues	31,671	5,161	3,861	40,693
Operating income (loss)	3,302	1,370	(442)	4,230
Total assets	8,730	782	548	10,060
Capital expenditures	392	33	51	476
Depreciation and amortization	1,759	63	137	1,959
Year Ended December 31, 2002
Revenues:
License fees	$1,199	$2,369	$349	$3,917
Services	26,293	4,248	2,489	33,030

Total revenues	27,492	6,617	2,838	36,947
Operating income	3,761	4,075	153	7,989
Total assets	8,849	1,315	435	10,599
Capital expenditures	165	15	17	197
Depreciation and amortization	1,848	46	51	1,945

(10) Operating Segments (Continued)

        Reconciliation of segment operating income to consolidated operating income (loss):

	Year Ended December 31,
	2000	2001	2002
Operating income from reportable segments	$9,826	$4,230	$7,989
Unallocated revenue, Other	—	542	405
Unallocated general and administrative expenses	(8,704)	(8,081)	(4,492)
Other corporate unallocated expenses	(1,310)	(837)	(1,138)

Total consolidated operating income (loss)	$(188)	$(4,146)	$2,764

(11) Quarterly Financial Data (Unaudited)

        Summarized quarterly financial data for 2001 and 2002 is as follows (in thousands except per share data):

	Quarter
2001(1)
	First	Second	Third	Fourth
License fees	$2,323	$918	$773	$1,407
Services	9,546	8,748	8,874	8,104
Other related parties	30	212	174	126
Total revenues	11,899	9,878	9,821	9,637
Operating income (loss)(3)	(978)	(4,708)	714	826
Net income (loss)(3)	(1,172)	(4,861)	487	891
Basic net income (loss) per common share(2)	(0.05)	(0.20)	0.02	0.04
Diluted net income (loss) per common share(2)	(0.05)	(0.20)	0.02	0.04

	Quarter
2002
	First	Second	Third	Fourth
License fees	$1,184	$740	$1,030	$963
Services	7,824	8,522	8,196	8,488
Other related parties	88	101	101	115
Total revenues	9,096	9,363	9,327	9,566
Operating income	627	452	761	924
Net income	397	179	587	761
Basic net income per common share(2)	0.02	0.01	0.02	0.03
Diluted net income per common share(2)	0.02	0.01	0.02	0.03

(1)
Includes through the date of sale the subsidiary in Central and Eastern Europe sold as of September 20, 2001 (see Note 2). Results for this subsidiary were as follows:
	Quarter
2001
	First	Second	Third	Fourth
License fees	$102	$103	$—	$—
Services	459	477	272	—
Total revenues	561	580	272	—
Operating loss	(4)	(151)	(177)	—
Net loss	(21)	(91)	(191)	—
(2)
Basic and diluted net income (loss) per common share is computed independently for each quarter. Therefore, the sum of the quarters will not necessarily equal the basic and diluted net income (loss) per common share for the full year.

(3)
Includes the reversal of a restructuring charge of $166 and $140 in the third and fourth quarters, respectively.

(12) Restructuring Costs

        During June 2001, based on weakening economies, especially in the United States and to a lesser degree in certain foreign locations, the Company eliminated 45 positions in the United States and, in its foreign operations, eliminated eight positions, wrote-off certain non-performing assets and cumulative foreign currency translation adjustment and recorded a charge for remaining leases. The Company recorded a charge to operations in the second quarter of 2001 totaling approximately $1.1 million for these items, reflecting approximately $0.6 million in termination costs of those personnel as well as $0.3 million in asset and cumulative foreign currency translation adjustment write-offs and $0.2 million in lease costs. During the third and fourth quarters of 2001, the Company adjusted the charge to operations by approximately $(0.2) million and $(0.1) million respectively, reflecting revised termination and lease costs. These revisions resulted from the Company's decision to retain certain employees in one of the foreign locations to develop software enhancements for Tivity Solutions. The activity related to this restructuring is as follows:

	Employee Termination Costs	Asset and Cumulative Foreign Currency Translation Adjustment Write-offs	Lease Costs	Total Costs
	(in thousands)
Restructuring and other costs recorded in June 2001	$603	$300	$200	$1,103
Write-off of assets and cumulative foreign currency translation adjustment	—	(300)	—	(300)
Revision of the restructuring costs in September 2001	(138)	—	(28)	(166)
Revision of the restructuring costs in December 2001	—	—	(140)	(140)
Cash payments through December 31, 2001	(441)	—	(32)	(473)

Restructuring liability at December 31, 2001	$24	$—	$—	$24
Cash payments through March 31, 2002	(24)	—	—	(24)

Restructuring liability at December 31, 2002	$—	$—	$—	$—

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

Independent Auditors' Report

The Board of Directors and Stockholders
AXS-One Inc.:

Under date of January 30, 2003, except as to the last paragraph of note 3, which is as of March 21, 2003, we reported on the consolidated balance sheets of AXS-One Inc. and subsidiaries as of December 31, 2001 and 2002, and the related consolidated statements of operations, comprehensive income (loss), stockholders' deficit, and cash flows for each of the years in the three-year period ended December 31, 2002, as contained in the 2002 annual report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the accompanying related consolidated financial statement schedule. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this consolidated financial statement schedule based on our audits.

In our opinion, such consolidated financial statement schedule for each of the years in the three-year period ended December 31, 2002, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

Short Hills, New Jersey
January 30, 2003

SCHEDULE II

AXS-ONE INC.

VALUATION AND QUALIFYING ACCOUNTS

Years Ended December 31, 2000, 2001 and 2002

	Balance at Beginning of Year	Charged (Credited) to Costs and Expenses, net(c)	Amounts Written Off		Balance at End of Year
Allowance For Doubtful Accounts:
Year ended December 31, 2000	$1,315	$219	$(474)		$1,060
Year ended December 31, 2001	$1,060	$(58)	$(345)	(b)	$657
Year ended December 31, 2002	$657	$(131)	$(147)		$379
Restructuring Reserve:
Year ended December 31, 2001	$—	$797	$(773)	(a)	$24

Year ended December 31, 2002	$24	$—	$(24)	(a)	$—

(a)
Cash payments to effect restructuring.

(b)
Includes write-off of $171 related to the sale of the subsidiary in Central and Eastern Europe.

(c)
Credits to costs and expenses reflect recoveries of amounts previously written off or revisions to previous estimates.

QuickLinks

PART II
Results of Operations
PART III
PART IV
SIGNATURES
CERTIFICATION
CERTIFICATION
Independent Auditors' Report
AXS-ONE INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In thousands, except per share data)
AXS-ONE INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per share data)
AXS-ONE INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (In thousands)
AXS-ONE INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT (In thousands)
AXS-ONE INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)
AXS-ONE INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except per share data)
Independent Auditors' Report
AXS-ONE INC. VALUATION AND QUALIFYING ACCOUNTS Years Ended December 31, 2000, 2001 and 2002