Form 10-Q
period 2003-03-31
AXS ONE INC
filed 2003-05-15
CIK 947427

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarter ended March 31, 2003	Commission File Number 1-13591

AXS-ONE INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-2966911 (I.R.S. Employer Identification No.)
301 Route 17 North Rutherford, New Jersey (Address of principal executive offices)	07070 (Zip Code)
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

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Number of shares outstanding of the issuer's common stock as of May 2, 2003

Class Common Stock, par value $0.01 per share	Number of Shares Outstanding 24,959,742

AXS-ONE INC.

INDEX

		Page Number
PART I FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Balance Sheets December 31, 2002 and March 31, 2003 (unaudited)	3
	Consolidated Statements of Operations (unaudited) Three months ended March 31, 2002 and 2003	4
	Consolidated Statements of Comprehensive Income (unaudited) Three months ended March 31, 2002 and 2003	5
	Consolidated Statements of Cash Flows (unaudited) Three months ended March 31, 2002 and 2003	6
	Notes to Consolidated Interim Financial Statements	7
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22
Item 4.	Controls and Procedures	23
PART II OTHER INFORMATION
Item 1.	Legal Proceedings	24
Item 6.	Exhibits and Reports on Form 8-K	24
SIGNATURES
Signatures		25

AXS-ONE INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(Unaudited)

	December 31, 2002	March 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$2,702	$2,253
Restricted cash	67	48
Accounts receivable, net of allowance for doubtful accounts of $379 and $236 at December 31, 2002 and March 31, 2003, respectively	3,866	5,872
Due from joint venture	345	266
Prepaid expenses and other current assets	706	914

Total current assets	7,686	9,353

Equipment and leasehold improvements, at cost:
Computer and office equipment	10,687	10,746
Furniture and fixtures	857	864
Leasehold improvements	860	862

	12,404	12,472
Less—accumulated depreciation and amortization	12,035	12,145

	369	327

Capitalized software development costs, net of accumulated amortization of $8,177 and $8,489 at December 31, 2002 and March 31, 2003, respectively	2,378	2,351
Other assets	166	167

	$10,599	$12,198

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Current portion of long-term debt	$1,800	$1,897
Accounts payable	2,304	1,780
Accrued expenses	2,973	3,005
Due to joint venture	179	176
Deferred revenue	8,821	10,866

Total current liabilities	16,077	17,724

Long-term liabilities:
Long-term debt, net of current portion	547	—

Commitments and contingencies
Stockholders' deficit:
Preferred stock, $.01 par value, authorized 5,000 shares, no shares issued and outstanding	—	—
Common stock, $.01 par value, authorized 50,000 shares; 24,849 and 24,960 shares issued and outstanding at December 31, 2002 and March 31, 2003, respectively	248	250
Additional paid-in capital	72,052	72,088
Accumulated deficit	(78,769)	(78,342)
Accumulated other comprehensive income	444	478

Total stockholders' deficit	(6,025)	(5,526)

	$10,599	$12,198

The accompanying notes are an integral part of these consolidated financial statements.

AXS-ONE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2002	2003
Revenues:
License fees	$1,184	$1,241
Services	7,824	8,089
Other-related parties	88	115

Total revenues	9,096	9,445

Operating expenses:
Cost of license fees	365	341
Cost of services	3,807	3,964
Sales and marketing	1,516	1,631
Research and development	1,716	1,674
General and administrative	1,065	1,315

Total operating expenses	8,469	8,925

Operating income	627	520

Other income (expense):
Interest income	13	12
Interest expense	(87)	(73)
Gain on sale of subsidiary	19	71
Equity in losses of joint ventures	(97)	(19)
Other expense, net	(78)	(84)

Other expense, net	(230)	(93)

Net income	$397	$427

Basic and diluted net income per common share	$0.02	$0.02

Weighted average basic common shares outstanding	24,793	24,865

Weighted average diluted common shares outstanding	25,854	25,581

The accompanying notes are an integral part of these consolidated financial statements.

AXS-ONE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2002	2003
Net income	$397	$427
Foreign currency translation adjustment	12	34

Comprehensive income	$409	$461

The accompanying notes are an integral part of these consolidated financial statements.

AXS-ONE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2002	2003
Cash flows from operating activities:
Net income	$397	$427
Adjustments to reconcile net income to net cash flows provided by operating activities:
Increase in cash surrender value of officer's life insurance	(46)	—
Depreciation and amortization	522	397
Net recovery of doubtful accounts	(118)	(121)
Gain on sale of subsidiary	(19)	(71)
Loss on equity method investments	97	19
Consulting services received in lieu of payment on note receivable	48	—
Consulting services received in lieu of payment on accounts receivable	—	25
Changes in current assets and liabilities:
Restricted cash	(25)	23
Accounts receivable	(468)	(1,819)
Due from joint venture	38	79
Prepaid expenses and other current assets	(455)	(196)
Accounts payable and accrued expenses	(782)	(545)
Deferred revenue	1,402	2,022

Net cash flows provided by operating activities	591	240

Cash flows from investing activities:
Change in other assets	(5)	4
Proceeds from sale of subsidiary	16	—
Loan to joint venture	(20)	(21)
Capitalized software development costs	(209)	(285)
Purchase of equipment and leasehold improvements	(14)	(36)

Net cash flows used in investing activities	(232)	(338)

Cash flows from financing activities:
Proceeds from exercise of stock options	6	38
Payments of long-term debt	(450)	(450)

Net cash flows used in financing activities	(444)	(412)

Foreign currency exchange rate effects on cash and cash equivalents	64	61

Net decrease in cash and cash equivalents	(21)	(449)
Cash and cash equivalents, beginning of period	1,048	2,702

Cash and cash equivalents, end of period	$1,027	$2,253

Supplemental disclosures of cash flow information:
Cash paid during the period for—Interest	$92	$79
Income taxes	$2	$2
Non-cash investing activities—Consulting services received in lieu of payment on accounts receivable	$—	$25
Consulting services received in lieu of payment on note receivable	$48	$—

The accompanying notes are an integral part of these consolidated financial statements.

AXS-ONE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(In thousands, except per share data)
(Unaudited)

(1)   OPERATIONS, BUSINESS CONDITIONS AND SIGNIFICANT ACCOUNTING POLICIES

        The Company designs, markets and supports n-tier, Internet-enabled, client/server, e-business, financial, workflow, and desktop data access and storage software solutions for global 2000 businesses, and scheduling and time and expenses solutions for professional services organizations. The Company also offers consulting, installation, training and maintenance services in support of its customers' use of its software products.

(a) Basis of Presentation

        The accompanying consolidated financial statements include the accounts of AXS-One Inc. and its wholly owned subsidiaries located in Australia, Canada, Singapore, South Africa, and the United Kingdom (collectively, the "Company"). All significant intercompany transactions and balances have been eliminated. During the first quarter of 2001, the Company's South Africa operations entered into two joint ventures. Ownership was 50% or less in both entities until November 30, 2002, at which time the Company acquired, for a nominal amount, the remaining 50% of the common stock of one of the entities, Hospitality Warehouse, to make it a wholly-owned subsidiary. All significant intercompany transactions and balances have been eliminated. The Company uses the equity method of accounting for its joint venture that it owns between 20 and 50%. Under the equity method, investments are stated at cost plus or minus the Company's equity in undistributed earnings or losses.

        The unaudited consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America and, in the opinion of management, contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair presentation of these consolidated financial statements.

        These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's 2002 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

        The results of operations for the three-month period ended March 31, 2003 are not necessarily indicative of results to be expected for the full year 2003 or any future periods.

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

        Revenues from joint ventures (included in Revenues: Other-Related Parties in the Company's Consolidated Statements of Operations) includes consulting revenue for the joint venture's use of the Company's South African subsidiary's consultants (2003 only) and for management fees arising from the Company's South African subsidiary providing managerial, technical and other related services to the joint ventures (2002 and 2003 periods) in accordance with the joint venture agreements. Revenue is recognized upon performance of the services.

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

        The Company adopted EITF Issue No. 01-14, "Income Statement Characterization of Reimbursement Received for 'Out of Pocket' Expenses Incurred" on January 1, 2002. Accordingly, reimbursements received for out-of-pocket expenses incurred are classified as revenue in the unaudited consolidated statements of operations.

(c) Stock-Based Compensation

        In December 2002, the FASB issued Statement No. 148, "Accounting for Stock Based Compensation-Transition and Disclosure, an Amendment of FASB Statement No. 123" ("SFAS 148"). SFAS 148 amends FASB Statement No. 123, "Accounting for Stock-based Compensation" ("SFAS 123"), to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based compensation. However, it allows an entity to continue to measure compensation cost for those instruments using the intrinsic-value method of accounting prescribed by Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees," provided it discloses the effect of SFAS 123, as amended by SFAS 148, in footnotes to the financial statements. On April 22, 2003, the FASB decided to require stock-based employee compensation to be recorded as a charge to earnings beginning in 2004. Until that time, the Company has chosen to continue to account for stock-based compensation using the intrinsic value method. Accordingly, no stock option related compensation expense has been recognized in the consolidated statements of operations, as all options granted had an exercise price equal to the market value of the underlying stock on the date of grant. The Company was required to adopt SFAS 148 for the year ended December 31, 2002. The adoption of SFAS 148 did not have an impact on the 2002 consolidated results of operations or financial position of the Company and is not expected to have an impact on the consolidated results of operations or financial position of the Company through 2003 as the Company expects to continue to apply the intrinsic value method prescribed by APB 25 until such time as the new standard is issued by the FASB.

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

	Three Months Ended March 31,
	2002	2003
Net income as reported	$397	$427
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	454	388

Pro forma net income (loss)	$(57)	$39

Net income per common share:
Basic-as reported	$0.02	$0.02
Basic-pro forma	—	—
Diluted-as reported	$0.02	$0.02
Diluted-pro forma	—	—

        The Company has used the Black-Scholes option-pricing model in calculating the fair value of options granted. The assumptions used and the weighted average information for the three months ended March 31, 2002 and 2003 are as follows:

	Three Months Ended March 31,
	2002	2003
Risk-free interest rate	5.82%	4.84%
Expected dividend yield	—	—
Expected lives	7 years	7 years
Expected volatility	129%	80%
Weighted-average grant date fair value of options granted during the period	$0.89	$0.64
Weighted-average remaining contractual life of options outstanding	7.0 years	7.0 years
Weighted-average exercise price of 2,595 and 3,891 options exercisable at March 31, 2002 and 2003, respectively	$1.59	$1.58

2)    REVOLVING LINE OF CREDIT AND LONG-TERM DEBT

        On March 31, 1998, the Company entered into a Loan and Security Agreement ("Agreement") which contained a revolving line of credit and a term loan (the "Initial Term Loan").

        Borrowings under the revolving line of credit bear annual interest at prime rate plus 1.25% subject to a minimum interest rate of 8.0% per annum. The Agreement provides for yearly fees as follows: (i) $111 in year one, $86 in years two and three, $77 in year four, $74 in years five and six and (ii) an unused revolving line of credit fee of .375% per annum. The Agreement is secured by substantially all domestic assets of the Company together with a pledge of 65% of the stock of its foreign subsidiaries, and contains certain restrictive financial covenants. Under the revolving line of credit the Company currently has available the lesser of $5 million or 85% of eligible receivables, as defined. The net available amount under the revolving line of credit at March 31, 2003 was approximately $0.5 million of which no amounts were outstanding.

        The Initial Term Loan provided for $5 million available in one drawdown which the Company borrowed on the closing date in 1998. The Initial Term Loan bears interest at the prime rate as defined (4.25% per annum at March 31, 2003) plus 1.5% subject to a minimum interest rate of 8.0% per annum.

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

        The A Term Loan bears interest at the rate of prime as defined (4.25% per annum at March 31, 2003) plus 1.5% subject to a minimum interest rate of 8.0% per annum. As of December 31, 2002, no amounts remained outstanding under the A Term loan. The B Term Loan bears interest at the fixed rate of 12.0% per annum.

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

        Effective August 8, 2002, the Company further amended the Agreement (Amendment No. 12) in order to make available an additional term loan (the "Third Additional B Term Loan") in the original principal amount of up to $1.5 million of which the Company borrowed $250 on August 21, 2002, $250 on September 13, 2002, and $500 on October 1, 2002, and to revise the Amendment No. 11 EBITDA covenants for the remainder of 2002. The Company was in compliance with these new covenants through December 31, 2002. The amount available under the term loans at March 31, 2003 was $500.

        The aggregate outstanding principal amount of the Term Loans is repayable in monthly installments of $150 beginning September 2002 over the remaining term of the Loan and Security Agreement, in accordance with Amendment No. 12. Any unpaid principal and interest is due in full on March 31, 2004.

        Amendment No. 12 provides a limitation that if the total outstanding balance of the Term Loans exceeds at any time the lesser of (i) 40% of eligible maintenance revenues from August 8, 2002 through December 31, 2002, 25% of eligible maintenance revenues from January 1, 2003 through March 31, 2004 and (ii) $4.5 million, then the Company is required to prepay the principal amount in an amount sufficient to cause the aggregate principal amount of the Term Loans to be less than or equal to the relevant limits set forth above. As of March 31, 2003, eligible maintenance revenues as defined, totaled approximately $12.0 million.

        On March 21, 2003, we further amended the Agreement (Amendment No. 13) in order to set the EBITDA quarterly covenants for 2003. The Company was in compliance with these covenants through March 31, 2003.

(3)   BASIC AND DILUTED NET INCOME PER COMMON SHARE

        Basic and diluted net income per common share is presented in accordance with SFAS No. 128, "Earnings per Share" ("SFAS No. 128").

        Basic net income per common share is based on the weighted average number of shares of common stock outstanding during the period. Diluted net income per common share for the three months ended March 31, 2002 and 2003 does not include the effects of outstanding options to purchase 3,481 and 4,115 shares of common stock, respectively, and outstanding warrants to purchase 476 and 100 shares of common stock, respectively, as the effect of their inclusion is anti-dilutive for the periods.

        The following represents the calculations of the basic and diluted net income per common share for the three months ended March 31, 2002 and 2003.

	Three Months Ended March 31,
	2002	2003
Net income	$397	$427

Weighted average basic common shares outstanding during the periods	24,793	24,865
Dilutive effect of stock options and warrants	1,061	716

Weighted average diluted common shares outstanding during the periods	25,854	25,581

Basic net income per common share	$0.02	$0.02

Diluted net income per common share	$0.02	$0.02

(4)   OPERATING SEGMENTS

        The Company has three product lines that it offers to specific markets as part of its strategy to focus on market opportunities. The three product lines are as follows:

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

        The Company evaluates the performance of its product lines based on revenues and operating income. Summarized financial information concerning the Company's reportable segments is shown in the following table. The Chief Executive Officer uses the information below in this format while making decisions about allocating resources to each product line and assessing its performance.

	AXS-One Enterprise Solutions	AXSPoint Solutions	Tivity Solutions	Total
Three Months Ended March 31, 2002
Revenues:
License fees	$536	$394	$254	$1,184
Services	6,115	1,105	604	7,824

Total revenues, excluding related party revenue	6,651	1,499	858	9,008
Operating income	824	821	83	1,728
Total assets	7,711	1,822	1,066	10,599
Capital expenditures	11	2	1	14
Depreciation and amortization	480	23	19	522
Three Months Ended March 31, 2003
Revenues:
License fees	$1,115	$126	$—	$1,241
Services	5,470	2,087	532	8,089

Total revenues, excluding related party revenue	6,585	2,213	532	9,330
Operating income	1,669	413	(120)	1,962
Total assets	9,757	2,238	203	12,198
Capital expenditures	28	5	3	36
Depreciation and amortization	378	11	8	397

        Reconciliation of total segment operating income (loss) to consolidated operating income:

	Three Months Ended
	March 31, 2002	March 31, 2003
Operating income from reportable segments	$1,728	$1,962
Unallocated revenue, other-related parties	88	115
Unallocated general and administrative expenses	(1,013)	(1,311)
Other corporate unallocated expenses	(176)	(246)

Total consolidated operating income	$627	$520

(5)   DIVESTITURE

        On September 20, 2001, the Company sold its wholly-owned subsidiary located in Central and Eastern Europe (C.E.E.), including offices in Poland, Estonia and Bulgaria, to Porterfield International Ltd. ("Buyer"), a company wholly-owned by the former managing director of C.E.E. and his wife. The Company received consideration in the form of a promissory note of Buyer in the face amount of $430 which was paid as of December 31, 2002. A net asset deficiency of the C.E.E. operations of $(3), at the time of the sale, offset by accrued expenses of $180, directly related to the sale, resulted in a deferred gain of approximately $253, which the Company recorded in accordance with the Securities and Exchange Commission's Staff Accounting Bulletin No. 81 (SAB 81), "Gain Recognition on the Sale of a Business or Operating Assets to a Highly Leveraged Entity." Additional direct costs of the sale of $3 and $5 recorded during the three months ended June 30, 2002 and December 31, 2002, respectively, reduced the total deferred gain to $245.

        The Company recognized such gain as the note receivable was paid or equivalent value for services was received, but only after $180 was received. Through December 31, 2002, $430 had been received in either payment to the Company or equivalent services provided by the Buyer to the Company or to the Company's joint venture. The Company recognized $219 of such gain through December 31, 2002, which included a reversal of $45 related to the original $180 in accrued expenses recorded at the time of the sale. The $45 was recognized during the three months ended September 30, 2002 as a result of the release of a past customer claim. The remaining gain of $71, reflected as Deferred revenue on the accompanying December 31, 2002 consolidated balance sheet, was recognized in February 2003 when the Company received payment from the Company's joint venture for services provided by the Buyer to the joint venture. The following table shows the activity related to the promissory note and related deferred gain and gain recognized:

	Note Receivable	Deferred Gain	Gain Recognized
Balance at December 31, 2001	$336	$253	$—
Direct expense incurred in June 2002	—	(3)	—
Cash payments and services received through December 31, 2002	(336)	(174)	174
Reversal of accrued expense in September 2002	—	—	45
Direct expense incurred in October 2002	—	(5)	—
Balance at December 31, 2002	—	71	219
Cash payments received from joint venture through March 31, 2003	—	(71)	71
Balance at March 31, 2003	$—	$—	$290

(6)   CONTINGENCIES

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

        This Report contains statements of a forward-looking nature within the meaning of the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, relating to future events or the future financial performance of AXS-One. Investors are cautioned that such statements are only predictions and that actual events or results may differ materially. In evaluating such statements, investors should specifically consider the various factors identified in this Report which could cause actual results to differ materially from those indicated by such forward-looking statements, including the matters set forth in "Business—Risk Factors" in our 2002 Annual Report on Form 10K.

Overview

        We are a provider of e-Business solutions for global 2000 companies, professional service organizations (PSOs) and financial managers who have implemented high-volume, scalable and secure business solutions for hundreds of customers across the globe.

        We supply a suite of e-business solutions based upon our next generation n-tier Internet-architecture. This family of products, e-Cellerator™ products, is designed to meet the needs of organizations that wish to conduct business across the Internet. e-Cellerator products are used to build two families of solutions, AXS-One® Enterprise solutions and AXSPoint® solutions. AXS-One Enterprise solutions are designed to enable businesses to conduct business transactions across the Internet. AXSPoint solutions are designed to enable organizations to exchange information and knowledge across the Internet. See "Item 1. Business" in our 2002 Annual Report on Form 10K.

        We have experienced, and may in the future experience, significant fluctuations in our quarterly and annual revenues, results of operations and cash flows. We believe that domestic and international operating results and cash flows will continue to fluctuate significantly in the future as a result of a variety of factors, including the timing of revenue recognition related to significant license agreements, the lengthy sales cycle for our products, the proportion of revenues attributable to license fees versus services, the utilization of third parties to perform services, the amount of revenue generated by re-sales of third party software, changes in product mix, demand for our products, the size and timing of individual license transactions, the introduction of new products and product enhancements by us or our competitors, changes in customers' budgets, competitive conditions in the industry and general economic conditions. For a description of certain factors that may affect our operating results, see "Business—Risk Factors" in our 2002 Annual Report on Form 10K.

        We incurred net losses of $0.3 million and $4.7 million in 2000 and 2001, respectively, and generated net income of $1.9 million in 2002. We incurred operating losses of $0.2 million and $4.1 million in 2000 and 2001, respectively and generated operating income of $2.8 million in 2002. Operating losses incurred by the Central and Eastern Europe subsidiary, which was sold in 2001 totaled $0.6 million and $0.3 million for 2000 and 2001, respectively. We reported net income of $0.4 million for the three months ended March 31, 2003 and operating income of $0.5 million for the same period.

Recently Issued Accounting Standards

        In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" ("EITF 94-3") and requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value in the period in which the liability is incurred. Under EITF 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. Under SFAS 146 recognition for certain types of costs are delayed as compared to the provisions of EITF 94-3. SFAS 146 is effective for new exit or disposal activities that are initiated after December 31, 2002 and will affect the types and timing of costs included in future restructuring programs, if any. Its adoption on January 1, 2003 did not have a material impact on our consolidated financial position or results of operations.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." This statement amends SFAS No. 123, "Accounting for Stock-based Compensation," to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based compensation. It also amends the disclosure provisions of SFAS 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Finally, this statement amends APB Opinion No. 28, "Interim Financial Reporting," to require disclosure about those effects in interim financial information. SFAS No. 148 is effective for financial statements for fiscal years ending after December 15, 2002. On April 22, 2003, the FASB decided to require stock-based employee compensation to be recorded as a charge to earnings beginning in 2004. Until that time, we have elected to continue to follow the disclosure-only provisions of SFAS No. 123 which require disclosure of the pro forma effects on net income (loss) and basic and diluted net income (loss) per common share as if the fair value method of accounting prescribed by SFAS No. 123 had been adopted, as well as certain other information (see Note 1(c) to the Consolidated Interim Financial Statements). We will continue to monitor the FASB's progress on issuance of this standard as well as evaluate our position with respect to current guidance.

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

Results of Operations

        The following table sets forth for the periods indicated, certain operating data, and data as a percentage of total revenues:

	Three Months Ended March 31, 2002		Three Months Ended March 31, 2003
	As Reported	Data as a percent of revenue	As Reported	Data as a percent of revenue
	Unaudited		Unaudited
	(in thousands)
Revenues:
License fees	$1,184	13.0%	$1,241	13.1%
Services	7,824	86.0	8,089	85.7
Other-related parties	88	1.0	115	1.2

Total revenues	9,096	100.0	9,445	100.0

Operating expenses:
Cost of license fees	365	4.0	341	3.6
Cost of services	3,807	41.8	3,964	42.0
Sales and marketing	1,516	16.7	1,631	17.3
Research and development	1,716	18.9	1,674	17.7
General and administrative	1,065	11.7	1,315	13.9

Total operating expenses	8,469	93.1	8,925	94.5

Operating income	627	6.9	520	5.5

Other income (expense):
Equity in losses of joint ventures	(97)	(1.1)	(19)	(0.2)
Other expense, net	(133)	(1.4)	(74)	(0.8)

Other expense, net	(230)	(2.5)	(93)	(1.0)

Net income	$397	4.4%	$427	4.5%

Total Revenues

        Total revenues increased $0.3 million or 3.8% for the three months ended March 31, 2003, as compared to the three months ended March 31, 2002. The increase in 2003 was mainly attributable to an increase of $0.8 million in revenues from our foreign subsidiaries in both license and services revenue partially offset by a decrease of $0.4 million in revenue in our US operations. The decrease in revenue in our U.S. operations was primarily the result of continued weak economic conditions which, we believe, has resulted in customers delaying or limiting their technology spending, choosing to purchase lower cost point solutions rather than higher dollar projects. We believe it was also the result of uncertainties regarding the war in Iraq and the continued threat of terrorist attacks in the U.S. and throughout the world. Total revenues for the three months ended March 31, 2003 included $3.4 million or 35.9% of total revenues from two customers. For the three months ended March 31, 2002, total revenues included $2.3 million or 25.0% of total revenues from two customers.

        We derived approximately $2.6 million and $3.5 million or 29.1% and 37.0%, respectively, of our total revenues from customers outside of the United States for the three months ended March 31, 2002 and 2003, respectively. We expect that such revenues will continue to represent a significant percentage of our total revenues in the future. Most of our international license fees and service revenues are denominated in foreign currencies. Fluctuations in the value of foreign currencies relative to the US dollar in the future could result in fluctuations in our revenue.

License Fees

        License fees include revenues from software license agreements we entered into with our customers with respect to both our products and, to a lesser degree, third party products resold by us. Total license fees remained relatively flat for the three months ended March 31, 2003, as compared to the three months ended March 31, 2002.

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

        Service revenues increased $0.3 million or 3.4% for the three months ended March 31, 2003, as compared to the three months ended March 31, 2002. The majority of the increase relates to a $0.2 million increase in maintenance revenue resulting from new license agreements and customary annual increases for existing agreements.

        The following table sets forth for the periods indicated each major category of our service revenues as a percent of total service revenues:

	Three Months Ended March 31,
	2002		2003
	Amount	% of Total	Amount	% of Total
	(in thousands)
Maintenance	$3,879	49.6%	$4,093	50.6%
Consulting	3,863	49.4%	3,856	47.7%
Training	29	0.4%	26	0.3%
Custom programming	53	0.6%	114	1.4%

Total services revenue	$7,824	100.0%	$8,089	100.0%

Other—Related Parties

        During January 2001, we entered into two South African joint ventures: AXS-One African Solutions (Pty) Ltd ("African Solutions") and Hospitality Warehouse (Pty) Ltd ("Hospitality Warehouse"). African Solutions sells and services our suite of products. Hospitality Warehouse uses our procurement software and generates fees for purchases made by member companies primarily in the hospitality industry. Ownership was 50% or less in both entities until November 30, 2002, at which time we acquired, for a nominal amount, the remaining 50% of the common stock of Hospitality Warehouse to make it a wholly-owned subsidiary. We use the equity method of accounting for our investments in 20 to 50-percent-owned companies. Under the equity method, investments are stated at cost plus or minus our equity in undistributed earnings or losses. Revenues for the three months ended March 31, 2003 from the joint venture includes management fee revenue of $33 thousand and consulting revenue of $82 thousand. Revenues for the three months ended March 31, 2002 from these joint ventures included management fee revenue of $87 thousand and consulting related revenue of $1 thousand.

        Management fees for the three months ended March 31, 2003 decreased from the same period in 2002 as a result of our decision to temporarily stop charging management fees until the joint venture becomes profitable. We continue to charge director's fees which are included in total management fees for both periods. The increase in consulting revenue in the 2003 period resulted from the transfer of the consulting staff and related services in January 2003 from African Solutions to our South African subsidiary.

Cost of License Fees

        Cost of license fees consist primarily of amortization of capitalized software development costs and amounts paid to third parties with respect to products we resold in conjunction with the licensing of our products. The elements can vary substantially from period to period as a percentage of license fees.

        Cost of license fees decreased slightly from $365 thousand for the three months ended March 31, 2002 to $341 thousand for the three months ended March 31, 2003. The decrease was mainly the result of a decrease in amortization of capitalized software costs.

Cost of Services

        Cost of services consists primarily of personnel and third party costs for product quality assurance, training, installation, consulting and customer support.

        Cost of services increased $0.2 million or 4.1% for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002. The increase is primarily due to an increase of $0.1 million in personnel related costs resulting mainly from an increase in fringe benefits costs and increased use of temporary employees and consultants. As a percentage of service revenues, cost of services was 49.0% for both periods.

Sales and Marketing

        Sales and marketing expenses consist primarily of salaries, commission and bonuses related to sales and marketing personnel, as well as travel and promotional expenses.

        Sales and marketing expenses increased $0.1 million or 7.6% for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002. The increase is primarily a result of a $0.1 million increase in commissions expense in our foreign operations due to increased sales.

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

        Research and development expenses decreased $42 thousand or 2.4% for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002. We capitalized $0.3 million in software development costs in the first quarter of 2003 as compared to $0.2 million in the first quarter of 2002. The rate of capitalization of software development costs may fluctuate depending on the mix and stage of development of our product development and engineering projects.

General and Administrative

        General and administrative expenses consist primarily of salaries for administrative, executive and financial personnel, and outside professional fees. General and administrative expenses increased $0.3 million or 23.5% for the three months ended March 31, 2003, as compared to the three months ended March 31, 2002. The increase is primarily as a result of a $0.1 million increase in rent expense due to a new lease for our Rutherford office beginning on January 1, 2003, $0.1 million increase in insurance expense and a $0.1 million increase in professional fees.

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

Other Expense, Net

        Other expense, net decreased $0.1 million for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002. The decreased expense is primarily due to a decrease of $78 thousand of equity in losses of joint ventures related to two joint ventures entered into during the first quarter of 2001 by our South Africa operations. On November 30, 2002, we acquired, for a nominal amount, the remaining 50% of the common stock of one of the entities, Hospitality Warehouse, to make it a wholly-owned subsidiary. Equity in losses of joint ventures for the three months ended March 31, 2003 decreased because it includes only one entity as compared to both entities in the 2002 period. The decreased expense also resulted from an increase in the gain recognized on the sale of our C.E.E. subsidiary of $52 thousand. Interest expense relates to the interest on the revolving line of credit and term loan. (See Note 2 to the Consolidated Interim Financial Statements.)

Segment Information

        For the three months ended March 31, 2003, AXS-One Enterprise Solutions had license fee revenues of $1.1 million compared to $0.5 million for the comparable prior year period; services revenue of $5.5 million compared to $6.1 million for the comparable prior year period; and operating income of $1.7 million compared to $0.8 million for the comparable prior year period. License fees were higher for the three months ended March 31, 2003 due to a $0.5 million sale to one customer. Service revenues decreased due to fewer demands for upgrades in the installed base. Operating income for the three months ended March 31, 2003 increased $0.8 million from the corresponding prior year period primarily as a result of a $0.6 million decrease in cost of services.

        AXSPoint Solutions had license fee revenues of $0.1 million for the three months ended March 31, 2003 compared to $0.4 million for the comparable prior year period; service revenues of $2.1 million compared to $1.1 million for the comparable prior year period; and operating income of $0.4 million compared to $0.8 million for the comparable prior year period. The decrease in license revenues was mainly due to less demand for our newer products during the quarter. The increase in service revenues was primarily due to increased demand for consulting services to implement products sold in the fourth quarter of 2002. The decrease in operating income was mainly the result of an increase in cost of services for the three months ended March 31, 2003 as compared to the prior year period.

        Tivity™ Solutions had no license fee revenue for the three months ended March 31, 2003, as compared to $0.3 million for the comparable prior year period; service revenues of $0.5 million as compared to $0.6 million for the comparable prior year period; and an operating loss of $(0.1) million as compared to operating income of $0.1 million for the comparable prior year period. The decrease in services revenue for the three months ended March 31, 2003 as compared to the corresponding prior year period was primarily the result of a decrease in maintenance revenue from customers' decisions not to renew maintenance. The decrease in operating income for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002, was primarily due to the lack of license sales for the quarter.

Critical Accounting Policies

        Our critical accounting policies are as follows:

  •
  Revenue recognition and

  •
  Capitalized software development costs.

Revenue Recognition

        We derive our revenue from primarily two sources: (i) software licenses and (ii) services and support revenue, which includes software maintenance, training, consulting and custom programming revenue. We also derive a limited amount of management fee revenue from joint ventures (approximately 1% of total revenue in 2002) entered into during 2001 by our South Africa operations. As described below, significant management judgments and estimates must be made and used in connection with the revenue recognized in any accounting period. Material differences may result in the amount and timing of our revenue for any period if our management made different judgments or utilized different estimates.

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

        Revenues from joint ventures (included in Revenues: Other-Related Parties in the our Consolidated Statements of Operations) includes consulting revenue for the joint venture's use of our South African subsidiary's consultants (2003 only) and for management fees for our subsidiary providing managerial, technical and other related services to the joint ventures (2002 and 2003 periods) in accordance with the joint venture agreements. Revenue is recognized upon performance of the services.

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

Liquidity and Capital Resources

        The available amount under the revolving line of credit at March 31, 2003 was approximately $0.5 million. The available amount under the term loans at March 31, 2003 was $0.5 million. Effective August 8, 2002, we further amended the Agreement (See Note 2 to the Consolidated Interim Financial Statements) to make available an additional term loan in the original principal amount of up to $1.5 million of which we borrowed $250 thousand on August 21, 2002, $250 thousand on September 13, 2002 and $500 thousand on October 1, 2002.

        We are required to comply with quarterly and annual financial statement reporting requirements, as well as certain restrictive financial and other covenants. The ability to continue to borrow under the

Agreement is dependent upon future compliance with such covenants and available collateral. Management believes that our projected operating results throughout 2003 will result in compliance under the Agreement, although there can be no assurances that such operating results will be achieved.

        Our operating activities provided cash of $0.6 million and $0.2 million for the three months ended March 31, 2002 and 2003, respectively. Net cash provided by operating activities during the three months ended March 31, 2002 was comprised of the net income and an increase in deferred revenue partially offset by a decrease in accounts payable and accrued expenses and an increase in accounts receivable, prepaid expenses, and other current assets. Net cash provided by operating activities during the three months ended March 31, 2003 was comprised of the net income, an increase in deferred revenue and an increase in due from joint venture partially offset by an increase in accounts receivable and a decrease in accounts payable and accrued expenses.

        Our investing activities used cash of $0.2 million and $0.3 million for the three months ended March 31, 2002 and 2003, respectively. The uses of cash for the three months ended March 31, 2002 and 2003 were primarily for capitalized software development costs.

        Cash used by financing activities was $0.4 million during both the three months ended March 31, 2002 and March 31, 2003, and related mainly to repayments of debt.

        We have no significant capital commitments. Planned capital expenditures for 2003 total approximately $1.1 million, including any software development costs that may qualify for capitalization under SFAS 86. Our aggregate minimum operating lease payments for 2003 will be approximately $1.8 million. We generated net income of $1.9 million for the year ended December 31, 2002 after experiencing net losses of $0.3 million and $4.7 million during the years ended December 31, 2000 and 2001, respectively. As a result of intense competition and rapid technological change together with a slowing of the economy, we have experienced declining license and service revenues in each of the past three years. The ability to generate net income in 2002 was in response to management's initiatives that began in 2001 intended to improve operating results and liquidity and better position AXS-One to compete under current market conditions. This included, but was not limited to, our restructuring efforts in June of 2001 whereby we were able to reduce costs sufficiently to allow us to generate net income during the last seven quarters ending March 31, 2003. Due to these efforts we expect that our operating cash flow and available financial resources will be sufficient to fund our working capital requirements through 2003. However, our ability to achieve the anticipated results is affected by the extent of cash generated from operations and the pace at which we utilize our available resources. There is also the risk that cash held by our foreign subsidiaries will not be readily available for use in our U.S. operations to pay our debt and other obligations as the transfer of funds is subject to various foreign government restrictions. Accordingly, we may in the future be required to seek additional sources of financing or future accommodations from our existing lender. No assurance can be given that management's initiatives will be successful or that any such additional sources of financing or lender accommodations will be available.

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

        See our 2002 Annual Report on Form 10K for a discussion of risk factors.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

        Our chief executive officer and our chief financial officer, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) as of a date (the "Evaluation Date") within 90 days before the filing date of this quarterly report, have concluded that as of the Evaluation Date, our disclosure controls and procedures were effective and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities as appropriate to allow timely decisions regarding required disclosure of such information.

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

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits
Exhibit 10.58	Employment Agreement between the Company and Alexander Karakozoff
Exhibit 31	Rule 13a-14(a)/15d-14(a) Certifications
Exhibit 32	Officer Certifications under 18 USC 1350
(b) Reports on Form 8-K—
None

AXS-ONE INC.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AXS-ONE INC.
Date: May 15, 2003	By:	/s/ JOHN A. RADE John A. Rade Chief Executive Officer, President and Director
	By:	/s/ WILLIAM G. LEVERING III William G. Levering III Vice President, Chief Financial Officer, and Treasurer (Duly Authorized Officer and Principal Financial Officer)

QuickLinks

AXS-ONE INC. INDEX
AXS-ONE INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In thousands, except per share data) (Unaudited)
AXS-ONE INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per share data) (Unaudited)
AXS-ONE INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (In thousands) (Unaudited)
AXS-ONE INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (Unaudited)
AXS-ONE INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (In thousands, except per share data) (Unaudited)
AXS-ONE INC. PART II OTHER INFORMATION
AXS-ONE INC. SIGNATURES