Form 10-Q
period 2003-06-30
AXS ONE INC
filed 2003-08-14
CIK 947427

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2003

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

YES	☒	NO	☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES	☐	NO	☒

Number of shares outstanding of the issuer’s common stock as of August 4, 2003

Class	Number of Shares Outstanding
Common Stock, par value $0.01 per share	24,959,742

AXS-ONE INC.

AXS-ONE INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(Unaudited)

	December 31, 2002	June 30, 2003
ASSETS
Current assets:
Cash and cash equivalents	$2,702	$1,156
Restricted cash	67	48
Accounts receivable, net of allowance for doubtful accounts of $379 and $174 at December 31, 2002 and June 30, 2003, respectively	3,866	4,495
Due from joint venture	345	128
Prepaid expenses and other current assets	706	636
Total current assets	7,686	6,463
Equipment and leasehold improvements, at cost:
Computer and office equipment	10,687	10,883
Furniture and fixtures	857	904
Leasehold improvements	860	863
	12,404	12,650
Less–accumulated depreciation and amortization	12,035	12,301
	369	349
Capitalized software development costs, net of accumulated amortization of $8,177 and $8,851 at December 31, 2002 and June 30, 2003, respectively	2,378	2,358
Other assets	166	191
	$10,599	$9,361

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current portion of long-term debt	$1,800	$1,447
Accounts payable	2,304	1,446
Accrued expenses	2,973	2,617
Due to joint venture	179	—
Deferred revenue	8,821	9,220
Total current liabilities	16,077	14,730
Long-term liabilities:
Long-term debt, net of current portion	547	—
Commitments and contingencies
Stockholders’ deficit:
Preferred stock, $.01 par value, authorized 5,000 shares, no shares issued and outstanding	—	—
Common stock, $.01 par value, authorized 50,000 shares; 24,849 and 24,960 shares issued and outstanding at December 31, 2002 and June 30, 2003, respectively	248	250
Additional paid-in capital	72,052	72,104
Accumulated deficit	(78,769)	(78,187)
Accumulated other comprehensive income	444	464
Total stockholders’ deficit	(6,025)	(5,369)
	$10,599	$9,361

The accompanying notes are an integral part of these consolidated financial statements.

AXS-ONE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2002	June 30, 2003	June 30, 2002	June 30, 2003

Revenues:
License fees	$740	$1,354	$1,924	$2,595
Services	8,522	8,160	16,346	16,249
Other - related parties	101	74	189	189
Total revenues	9,363	9,588	18,459	19,033

Operating expenses:
Cost of license fees	337	378	702	719
Cost of services	3,888	4,003	7,695	7,967
Sales and marketing	1,920	2,124	3,436	3,755
Research and development	1,710	1,578	3,426	3,252
General and administrative	1,056	1,348	2,121	2,663
Total operating expenses	8,911	9,431	17,380	18,356
Operating income	452	157	1,079	677
Other income (expense):
Interest income	10	20	23	32
Interest expense	(88)	(46)	(175)	(119)
Gain on sale of subsidiary	51	—	70	71
Equity in income (losses) of joint ventures	(200)	134	(297)	115
Other expense, net	(46)	(82)	(124)	(166)
Other income (expense), net	(273)	26	(503)	(67)
Net income before income taxes	179	183	576	610
Income tax expense	—	(28)	—	(28)
Net income	$179	$155	$576	$582

Basic net income per common share	$0.01	$0.01	$0.02	$0.02
Weighted average basic common shares outstanding	24,804	24,960	24,798	24,913
Diluted net income per common share	$0.01	$0.01	$0.02	$0.02
Weighted average diluted common shares outstanding	25,673	25,462	25,764	25,773

The accompanying notes are an integral part of these consolidated financial statements.

AXS-ONE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2002	2003	2002	2003

Net income	$179	$155	$576	$582
Foreign curency translation adjustment	75	(14)	87	20
Comprehensive income	$254	$141	$663	$602

The accompanying notes are an integral part of these consolidated financial statements.

AXS-ONE INC. AND SUDSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2002	2003

Cash flows from operating activities:
Net income	$576	$582
Adjustments to reconcile net income to net cash flows used in operating activities
Increase in cash surrender value of officers’ life insurance	(38)	(14)
Depreciation and amortization	1,019	820
Net recovery of doubtful accounts	(108)	(132)
Gain on sale of subsidiary	(70)	(71)
Equity in (income) losses of joint ventures	297	(115)
Consulting services received in lieu of payment on note receivable	140	—
Consulting services received in lieu of payment on accounts receivable	—	45
Changes in current assets and liabilities
Restricted cash	(22)	27
Accounts receivable	(1,426)	(333)
Due from joint venture	(187)	217
Prepaid expenses and other current assets	(201)	99
Accounts payable and accrued expenses	(785)	(1,393)
Deferred revenue	512	260
Net cash flows used in operating activities	(293)	(8)

Cash flows from investing activities:
Change in other assets	(6)	18
Proceeds from sale of subsidiary	16	—
Loan to joint venture	(104)	(82)
Capitalized software development costs	(395)	(654)
Purchase of equipment and leasehold improvements	(46)	(103)
Net cash flows used in investing activities	(535)	(821)

Cash flows from financing activities:
Proceeds from exercise of stock options	6	54
Net borrowings from revolving line of credit	1,124	—
Payments of long-term debt	(900)	(900)
Net cash flows provided by (used in) financing activities	230	(846)
Foreign currency exchange rate effects on cash and cash equivalents	201	129
Net decrease in cash and cash equivalents	(397)	(1,546)
Cash and cash equivalents, beginning of period	1,048	2,702
Cash and cash equivalents, end of period	$651	$1,156

Supplemental disclosures of cash flow information:
Cash paid during the period for -
Interest	$180	$134
Income taxes	$9	$107

Non-cash investing activities -
Consulting services received in lieu of payment on note receivable	$140	$—

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

(a) Basis of Presentation

The accompanying consolidated financial statements include the accounts of AXS-One Inc. and its wholly owned subsidiaries located in Australia, Canada, Singapore, South Africa, and the United Kingdom (collectively, the “Company”).  All significant intercompany transactions and balances have been eliminated.  During the first quarter of 2001, the Company’s South Africa operations entered into two joint ventures.  Ownership was 50% or less in both entities until November 30, 2002, at which time the Company acquired, for a nominal amount, the remaining 50% of the common stock of one of the entities, Hospitality Warehouse, to make it a wholly-owned subsidiary.  All significant intercompany transactions and balances have been eliminated.  The Company uses the equity method of accounting for its joint venture that it owns between 20 and 50%.  Under the equity method, investments are stated at cost plus or minus the Company’s equity in undistributed earnings or losses.

The unaudited consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America and, in the opinion of management, contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair presentation of these consolidated financial statements.

These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s 2002 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

The results of operations for the three and six months ended June 30, 2003 are not necessarily indicative of results to be expected for the full year 2003 or any future periods.

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

Revenues from joint ventures (included in Revenues: Other-Related Parties in the Company’s Consolidated Statements of Operations) includes consulting revenue for the joint venture’s use of the Company’s South African subsidiary’s consultants (2003 only) and for management and director’s fees arising from the Company’s South African subsidiary providing managerial, technical and other related services to the joint ventures (2002 and 2003 periods) in accordance with the joint venture agreements.  Revenue is recognized upon performance of the services.

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

The Company adopted EITF Issue No. 01-14, “Income Statement Characterization of Reimbursement Received for ‘Out of Pocket’ Expenses Incurred” on January 1, 2002.  Accordingly, reimbursements received for out-of-pocket expenses incurred are classified as revenue in the unaudited consolidated statements of operations.

(c) Stock-Based Compensation

In December 2002, the FASB issued Statement No. 148, “Accounting for Stock Based Compensation-Transition and Disclosure, an Amendment of FASB Statement No. 123” (“SFAS 148”).  SFAS 148 amends FASB Statement No. 123, “Accounting for Stock-based Compensation” (“SFAS 123”), to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based compensation.  However, it allows an entity to continue to measure compensation cost for those instruments using the intrinsic-value method of accounting prescribed by Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees,” provided it discloses the effect of SFAS 123, as amended by SFAS 148, in footnotes to the financial statements.  On April 22, 2003, the FASB decided to require stock-based employee compensation to be recorded as a charge to earnings beginning in 2004.  Until that time, the Company has chosen to continue to account for stock-based compensation using the intrinsic value method.  Accordingly, no stock option related compensation expense has been recognized in the consolidated statements of operations, as all options granted had an exercise price equal to the market value of the underlying stock on the date of grant.  The Company was required to adopt SFAS 148 for the year ended December 31, 2002.  The adoption of SFAS 148 did not have an impact on the 2002 consolidated results of operations or financial position of the Company and is not expected to have an impact on the consolidated results of operations or financial position of the Company through 2003 as the Company expects to continue to apply the intrinsic value method prescribed by APB 25 until such time as the new standard is issued by the FASB.

Had the Company, however, elected to recognize compensation cost based on fair value of the stock options at the date of grant under SFAS 123, as amended by SFAS 148, such costs would have been recognized ratably over the vesting period of the underlying instruments and the Company’s net income and net income per common share would have changed to the pro forma amounts indicated in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2003	2002	2003

Net income as reported	$179	$155	$576	$582
Deduct: Total stock based employee compensation determined under fair value based method for all awards	424	334	877	722
Pro forma net loss	$(245)	$(179)	$(301)	$(140)

Net income (loss) per common share:
Basic - as reported	$0.01	$0.01	$0.02	$0.02
Basic - pro forma	(0.01)	(0.01)	(0.01)	(0.01)

Diluted- as reported	$0.01	$0.01	$0.02	$0.02
Diluted - pro forma	(0.01)	(0.01)	(0.01)	(0.01)

The Company has used the Black-Scholes option-pricing model in calculating the fair value of options granted.  The assumptions used and the weighted average information for the three and six months ended June 30, 2002 and 2003 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2003	2002	2003

Risk-free interest rate	5.52%	4.57%	5.52%	4.57%
Expected dividend yield	—	—	—	—
Expected lives	7 years	7 years	7 years	7 years
Expected volatility	137%	64%	137%	64%
Weighted-average grant date fair value of options granted during the period	$0.87	$0.79	$0.87	$0.78
Weighted-average remaining contractual life of options outstanding	7.2 years	6.8 years	7.2 years	6.8 years
Weighted-average exercise price of 3,647 and 3,758 options exercisable at June 30, 2002 and 2003, respectively	$1.62	$1.77	$1.62	$1.77

2) REVOLVING LINE OF CREDIT AND LONG-TERM DEBT

On March 31, 1998, the Company entered into a Loan and Security Agreement (“Agreement”) that contained a revolving line of credit and a term loan (the “Initial Term Loan”).

Borrowings under the revolving line of credit bear annual interest at prime rate plus 1.25% subject to a minimum interest rate of 8.0% per annum.  The Agreement provides for yearly fees as follows:  (i) $111 in year one, $86 in years two and three, $77 in year four, $74 in years five and six and (ii) an unused revolving line of credit fee of .375% per annum.  The Agreement is secured by substantially all domestic assets of the Company together with a pledge of 65% of the stock of its foreign subsidiaries, and contains certain restrictive financial covenants.  Under the revolving line of credit the Company currently has available the lesser of $5 million or 85% of eligible receivables, as defined.  The net available amount under the revolving line of credit at June 30, 2003 was approximately $0.5 million of which no amounts were outstanding.

The Initial Term Loan provided for $5 million available in one draw-down which the Company borrowed on the closing date in 1998.  Effective December 22, 1999, the Company amended the Agreement (Amendment No. 7) in order to make available to the Company a second term loan in the original principal amount of $1.3 million, which the Company borrowed on that date. The Initial Term Loan and the second term loan, collectively the “A Term Loan,” bore interest at the prime rate as defined (4.25%

per annum at June 30, 2003) plus 1.5% subject to a minimum interest rate of 8.0% per annum.  The A Term Loan was fully repaid in June 2002 and no amounts remain outstanding.

Amendment No. 7 also made available a third term loan (the “B Term Loan”) in the original principal amount of $750, which the Company borrowed in full.  The B Term Loan bears interest at the fixed rate of 12.0% per annum.

Subsequent amendments to the Agreement made available additional ‘B’ term loans in the original principal amounts totaling up to $4.5 million, of which the Company has borrowed $4.0 million, extended the termination date of the credit facility to March 31, 2004 and established restrictive financial covenants (which are quarterly for 2003) based on cumulative EBITDA (earnings before interest, taxes and depreciation and amortization).  The Company was in compliance with these covenants through June 30, 2003.  The amount available under the ‘B’ term loans at June 30, 2003 was $500.  (For further information see Note 3 to the Company’s 2002 Annual Report on Form 10-K.)

The aggregate outstanding principal amount of the Term Loans is repayable in monthly installments of $150 beginning September 2002 over the remaining term of the Agreement.  Any unpaid principal and interest is due in full on March 31, 2004.

Amendment No. 12 provides a limitation that if the total outstanding balance of the Term Loans exceeds at any time the lesser of (i) 40% of eligible maintenance revenues from August 8, 2002 through December 31, 2002, 25% of eligible maintenance revenues from January 1, 2003 through March 31, 2004 and (ii) $4.5 million, then the Company is required to prepay the principal amount in an amount sufficient to cause the aggregate principal amount of the Term Loans to be less than or equal to the relevant limits set forth above.  As of June 30, 2003, eligible maintenance revenues as defined, totaled approximately $12.1 million.

(3) BASIC AND DILUTED NET INCOME PER COMMON SHARE

Basic and diluted net income per common share is presented in accordance with SFAS No. 128, “Earnings per Share” (“SFAS No. 128”).

Basic net income per common share is based on the weighted average number of shares of common stock outstanding during the period.  Diluted net income per common share for the three and six months ended June 30, 2002 does not include the effects of outstanding options to purchase 3,612 and 3,570, respectively, shares of common stock and outstanding warrants to purchase 476 shares of common stock for each period as the effect of their inclusion is anti-dilutive for the periods.  Diluted net income per common share for the three and six months ended June 30, 2003 does not include the effects of outstanding options to purchase 3,240 shares of common stock for both periods and outstanding warrants to purchase, for both periods, 100 shares of common stock as the effect of their inclusion is anti-dilutive for the periods.

The following represents the calculations of the basic and diluted net income per common share for the three and six months ended June 30, 2002 and 2003.

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2003	2002	2003

Net income	$179	$155	$576	$582

Weighted average basic common shares outstanding during the periods	24,804	24,960	24,798	24,913

Dilutive effect of stock options and warrants	869	502	966	860
Weighted average diluted common shares outstanding during the periods	25,673	25,462	25,764	25,773

Basic net income per common share	$0.01	$0.01	$0.02	$0.02

Diluted net income per common share	$0.01	$0.01	$0.02	$0.02

(4) OPERATING SEGMENTS

The Company has three product lines that it offers to specific markets as part of its strategy to focus on market opportunities.  The three product lines are as follows:

a)              AXS-One® Enterprise Solutions provide Enterprise Solutions to global 2000 companies that enable organizations to achieve process transparency throughout their value chain.  These include AXS-One’s Foundation products for which the Company has an extensive installed base of customers.

b)             AXSPoint® Solutions focus on identifying markets that need to rapidly leverage the Internet in communicating, exchanging or reconciling large volumes of knowledge with their customers, suppliers and partners.  AXSPoint Solutions target large information-centric organizations that can utilize self-service information systems to improve communications with their customers and improve access to business intelligence.

c)              Tivity™ Solutions, a verticalized version of AXS-One Enterprise solutions, provide a full suite of business solutions and services to organizations that primarily sell professionals’ time.

The Company evaluates the performance of its product lines based on revenues and operating income.  Summarized financial information concerning the Company’s product lines is shown in the following table.  The Chief Executive Officer uses the information below in this format while making decisions about allocating resources to each product line and assessing its performance.

	AXS-One Enterprise Solutions	AXSPoint Solutions	Tivity Solutions	Total
Three Months Ended June 30, 2002
Revenues:
License fees	$361	$370	$9	$740
Services	6,846	1,045	631	8,522
Total Revenues, excluding related party revenue	7,207	1,415	640	9,262
Operating income (loss)	860	777	(81)	1,556
Total assets	8,995	1,396	653	11,044
Capital expenditures	27	2	3	32
Depreciation and amortization	477	7	13	497

Three Months Ended June 30, 2003
Revenues:
License fees	$859	$495	$—	$1,354
Services	7,450	206	504	8,160
Total Revenues, excluding related party revenue	8,309	701	504	9,514
Operating income	650	974	45	1,669
Total assets	8,452	735	174	9,361
Capital expenditures	58	3	6	67
Depreciation and amortization	416	1	6	423

Six Months Ended June 30, 2002
Revenues:
License fees	$897	$764	$263	$1,924
Services	12,961	2,150	1,235	16,346
Total Revenues, excluding related party revenue	13,858	2,914	1,498	18,270
Operating income	1,684	1,598	2	3,284
Total assets	8,995	1,396	653	11,044
Capital expenditures	38	4	4	46
Depreciation and amortization	957	30	32	1,019

Six Months Ended June 30, 2003
Revenues:
License fees	$1,974	$621	$—	$2,595
Services	12,920	2,293	1,036	16,249
Total Revenues, excluding related party revenue	14,894	2,914	1,036	18,844
Operating income (loss)	2,319	1,387	(75)	3,631
Total assets	8,452	735	174	9,361
Capital expenditures	86	8	9	103
Depreciation and amortization	794	12	14	820

Reconciliation of total segment operating income to consolidated operating income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2003	2002	2003

Operating income from reportable segments	$1,556	$1,669	$3,284	$3,631
Unallocated revenue, other –related parties	101	74	189	189
Unallocated general and administrative expense	(1,071)	(1,331)	(2,084)	(2,642)
Other corporate unallocated expenses	(134)	(255)	(310)	(501)
Total consolidated operating income	$452	$157	$1,079	$677

(5) DIVESTITURE

On September 20, 2001, the Company sold its wholly-owned subsidiary located in Central and Eastern Europe (C.E.E.), including offices in Poland, Estonia and Bulgaria, to Porterfield International Ltd. (“Buyer”), a company wholly-owned by the former managing director of C.E.E. and his wife.  The Company received consideration in the form of a promissory note of Buyer in the face amount of $430 which was paid as of December 31, 2002.  A net asset deficiency of the C.E.E. operations of $(3), at the time of the sale, offset by accrued expenses of $180, directly related to the sale, resulted in a deferred gain of approximately $253, which the Company recorded in accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin No. 81 (SAB 81), “Gain Recognition on the Sale of a Business or Operating Assets to a Highly Leveraged Entity.”  Additional direct costs of the sale of $3 and $5 recorded during the three months ended June 30, 2002 and December 31, 2002, respectively, reduced the total deferred gain to $245.

The Company recognized such gain as the note receivable was paid or equivalent value for services was received, but only after $180 was received.  Through December 31, 2002, $430 had been received in either payment to the Company or equivalent services provided by the Buyer to the Company or to the Company’s joint venture.  The Company recognized $219 of such gain through December 31, 2002, which included a reversal of $45 related to the original $180 in accrued expenses recorded at the time of the sale.  The $45 was recognized during the three months ended September 30, 2002 as a result of the release of a past customer claim.  The remaining gain of $71, reflected as Deferred revenue on the accompanying December 31, 2002 consolidated balance sheet, was recognized in February 2003 when the Company received payment from the Company’s joint venture for services provided by the Buyer to the joint venture.  The following table shows the activity related to the promissory note and related deferred gain and gain recognized:

	Note Receivable	Deferred Gain	Gain Recognized
Balance at December 31, 2001	$336	$253	$—
Direct expense incurred in June 2002	—	(3)	—
Cash payments and services received through December 31, 2002	(336)	(174)	174
Reversal of accrued expense in September 2002	—	—	45
Direct expense incurred in October 2002	—	(5)	—
Balance at December 31, 2002	—	71	219
Cash payments received from joint venture through June 30, 2003	—	(71)	71
Balance at June 30, 2003	$—	$—	$290

(6) CONTINGENCIES

The Securities and Exchange Commission (SEC) performed an investigation of the Company and of certain former employees and officers of the Company relating to activities performed through 1996 while they were employees of the Company.  The Company filed a Form 8-K with the SEC on February 15, 2001 disclosing the SEC investigation and its disposition with respect to the Company.  In mid August 2001, the Company was informed by counsel for its former employees and officers, whom the Company knew to be the subject of the SEC investigation, that such counsel had been informed by the SEC that the SEC was no longer pursuing its investigation of their clients.  Under the Company’s certificate of incorporation, and Delaware law, the Company has an indemnification obligation to reimburse legal fees to former employees and officers relating to actions taken against them for work performed while they were employed by the Company.  Approximately $0.8 million in such estimated legal fees were recorded in general and administrative expenses for the year ended December 31, 2001.  During the second quarter of 2002, approximately $0.3 million of these charges were reversed due to favorable settlements of outstanding billings with legal firms.  The Company does not anticipate any further costs relating to this matter.

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

This Report contains statements of a forward-looking nature within the meaning of the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, relating to future events or the future financial performance of AXS-One.  Investors are cautioned that such statements are only predictions and that actual events or results may differ materially.  In evaluating such statements, investors should specifically consider the various factors identified in this Report which could cause actual results to differ materially from those indicated by such forward-looking statements, including the matters set forth in “Business—Risk Factors” in our 2002 Annual Report on Form 10K.

Overview

We are a provider of e-Business solutions for global 2000 companies, professional service organizations (PSOs) and financial managers who have implemented high-volume, scalable and secure business solutions for hundreds of customers across the globe.

We supply a suite of e-business solutions based upon our next generation n-tier Internet-architecture.  This family of products, e-Cellerator™ products, is designed to meet the needs of organizations that wish to conduct business across the Internet.  e-Cellerator products are used to build two families of solutions, AXS-One® Enterprise solutions and AXSPoint® solutions.  AXS-One Enterprise solutions are designed to enable businesses to conduct business transactions across the Internet.  AXSPoint solutions are designed to enable organizations to exchange information and knowledge across the Internet.  See “Item 1.  Business” in our 2002 Annual Report on Form 10K.

We have experienced, and may in the future experience, significant fluctuations in our quarterly and annual revenues, results of operations and cash flows.  We believe that domestic and international operating results and cash flows will continue to fluctuate significantly in the future as a result of a variety of factors, including the timing of revenue recognition related to significant license agreements, the lengthy sales cycle for our products, the proportion of revenues attributable to license fees versus services, the utilization of third parties to perform services, the amount of revenue generated by re-sales of third party software, changes in product mix, demand for our products, the size and timing of individual license transactions, the introduction of new products and product enhancements by us or our competitors, changes in customers’ budgets, competitive conditions in the industry and general economic conditions.  For a description of certain factors that may affect our operating results, see  “Business—Risk Factors” in our 2002 Annual Report on Form 10K.

We incurred net losses of $0.3 million and $4.7 million in 2000 and 2001, respectively, and generated net income of $1.9 million in 2002.  We incurred operating losses of $0.2 million and $4.1 million in 2000 and 2001, respectively and generated operating income of $2.8 million in 2002.  Operating losses incurred by the Central and Eastern Europe subsidiary, which was sold in 2001 totaled $0.6 million and $0.3 million for 2000 and 2001, respectively.  We reported net income of $0.2 million and $0.6 million for the three and six months ended June 30, 2003, respectively, and operating income of $0.2 million and $0.7 million, respectively, for the same periods.

Recently Issued Accounting Standards

In July 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). SFAS 146 nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (“EITF 94-3”) and requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value in the period in which the liability is incurred.  Under EITF 94-3, a liability for an exit cost was recognized at the date of an entity’s commitment to an exit plan.  Under SFAS 146 recognition for certain types of costs are delayed as compared to the provisions of EITF 94-3.  SFAS 146 is effective for new exit or disposal activities that are initiated after December 31, 2002 and will affect the types and timing of costs included in future restructuring programs, if any.  Its adoption on January 1, 2003 did not have a material impact on our consolidated financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.”  This statement amends SFAS No. 123, “Accounting for Stock-based Compensation,” to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based compensation.  It also amends the disclosure provisions of SFAS 123 to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation.  Finally, this statement amends APB Opinion No. 28, “Interim Financial Reporting,” to require disclosure about those effects in interim financial information.  SFAS No. 148 is effective for financial statements for fiscal years ending after December 15, 2002.  On April 22, 2003, the FASB decided to require stock-based employee compensation to be recorded as a charge to earnings beginning in 2004.  Until that time, we have elected to continue to follow the disclosure-only provisions of SFAS No. 123 which require disclosure of the pro forma effects on net income (loss) and basic and diluted net income (loss) per common share as if the fair value method of accounting prescribed by SFAS No. 123 had been adopted, as well as certain other information (see Note 1(c) to the Consolidated Interim Financial Statements).  We will continue to monitor the FASB’s progress on issuance of this standard as well as evaluate our position with respect to current guidance.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”.  This Interpretation elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit.  It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements.  The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002, regardless of the guarantor’s fiscal year-end.  The disclosure requirements in the Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002.  The adoption of this Interpretation on December 31, 2002 did not have a material impact on our consolidated financial position or results of operations.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46) that addresses the consolidation of variable interest entities.  FIN 46 provides guidance for determining when a primary beneficiary should consolidate a variable interest entity, or equivalent structure, that functions to support the activities of the primary beneficiary.  FIN 46 is effective after January 31, 2003 for newly created variable interest entities.  For variable interest entities created before February 1, 2003, the Interpretation is effective as of the beginning of the first interim or annual reporting period beginning after June 15, 2003.  We are currently evaluating what, if any, impact the adoption of this Interpretation will have on our consolidated financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  This Statement requires that certain financial instruments, previously accounted for as equity, be classified as liabilities in statements of financial position.  SFAS 150 affects accounting for three types of freestanding financial instruments: 1) mandatorily redeemable shares, which the issuing company is obligated to buy back in exchange for cash or other assets, 2) instruments such as put options and forward purchase contracts, that do or may require the issuer to buy back some of its shares in exchange for cash or other assets and 3) obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominately to a variable such as market index, or varies inversely with the value of the issuers’ shares.  This statement is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  We believe that the adoption of this statement will not have a material impact on our consolidated financial position or results of operations as we do not currently utilize these types of financial instruments.

Results of Operations

The following table sets forth for the periods indicated, certain operating data, and data as a percentage of total revenues:

	Three Months Ended June 30, 2002		Three Months Ended June 30, 2003
(in thousands)	As Reported	Data as a percent of revenue	As Reported	Data as a percent of revenue
	(Unaudited)		(Unaudited)
Revenues:
License fees	$740	7.9%	$1,354	14.1%
Services	8,522	91.0	8,160	85.1
Other-related parties	101	1.1	74	0.8
Total revenues	9,363	100.0	9,588	100.0

Operating expenses:
Cost of license fees	337	3.6	378	3.9
Cost of services	3,888	41.5	4,003	41.8
Sales and marketing	1,920	20.5	2,124	22.1
Research and development	1,710	18.3	1,578	16.5
General and administrative	1,056	11.3	1,348	14.0
Total operating expenses	8,911	95.2	9,431	98.3
Operating income	452	4.8	157	1.7
Other income (expense):
Equity in income (losses) of joint ventures	(200)	(2.1)	134	1.4
Other expense, net	(73)	(0.8)	(108)	(1.2)
Other income (expense), net	(273)	(2.9)	26	0.2
Net income before income taxes	179	1.9	183	1.9
Income tax expense	—	—	(28)	(0.3)
Net income	$179	1.9%	$155	1.6%

	Six Months Ended June 30, 2002		Six Months Ended June 30, 2003
(in thousands)	As Reported	Data as a percent of revenue	As Reported	Data as a percent of revenue
	(Unaudited)		(Unaudited)
Revenues:
License fees	$1,924	10.4%	$2,595	13.6%
Services	16,346	88.6	16,249	85.4
Other-related parties	189	1.0	189	1.0
Total revenues	18,459	100.0	19,033	100.0

Operating expenses:
Cost of license fees	702	3.8	719	3.8
Cost of services	7,695	41.7	7,967	41.8
Sales and marketing	3,436	18.6	3,755	19.7
Research and development	3,426	18.6	3,252	17.1
General and administrative	2,121	11.5	2,663	14.0
Total operating expenses	17,380	94.2	18,356	96.4
Operating income	1,079	5.8	677	3.6
Other income (expense):
Equity in income (losses) of joint ventures	(297)	(1.6)	115	0.6
Other expense, net	(206)	(1.1)	(182)	(1.0)
Other expense, net	(503)	(2.7)	(67)	(0.4)
Net income before taxes	576	3.1	610	3.2
Income tax expense	—	—	(28)	(0.1)
Net income	$576	3.1%	$582	3.1%

Total Revenues

Total revenues increased $0.2 million or 2.4% and $0.6 million or 3.1% for the three and six months ended June 30, 2003, respectively, as compared to the corresponding prior year periods.  The increase for the three month period is mainly the result of a $0.6 million increase in license fees partially offset by a $0.4 million decrease in service revenues.  The increase for the six month period is mainly attributable to an increase of $1.2 million and $0.8 million in license fees and service revenues, respectively, in our foreign locations mostly offset by a $0.5 million and $0.9 million decrease in license fees and service revenues, respectively, in the U.S. operations.  The decrease in revenue in our U.S. operations was primarily the result of continued weak economic conditions which, we believe, have resulted in customers delaying or limiting their technology spending, choosing to purchase lower cost point solutions rather than higher dollar projects.  We believe it was also the result of uncertainties, especially during the first quarter, regarding the war in Iraq and the continued threat of terrorist attacks in the U.S. and throughout the world.  Total revenues for the three and six month periods ended June 30, 2003 included $3.0 million and $6.3 million, respectively, or 30.8% and 33.3%, respectively, of total revenues from two customers.  For the three months ended June 30, 2002, one customer represented $1.5 million or 16.4% of total revenues.  Total revenues for the six months ended June 30, 2002 included $3.4 million or 25.4 % of total revenues from two customers.

We derived approximately $4.3 million and $7.8 million, or 44.7% and 40.9%, of our total revenues from customers outside of the United States for the three and six months ended June 30, 2003, respectively, compared to $2.8 million and $5.3 million, or 30.6% and 29.9%, respectively, for the corresponding prior year periods.  We expect that such revenues will continue to represent a significant percentage of our total revenues in the future.  Most of our international license fees and service revenues are denominated in foreign currencies.  Though there are significant increases in the revenue from our foreign subsidiaries during the first half of 2003 due to increased license and consulting revenue the increases also result from more favorable exchange rates during the current period as compared to the same period in 2002.  Future fluctuations in the value of foreign currencies relative to the U.S. dollar in the future could result in fluctuations in our revenue.

License Fees

License fees include revenues from software license agreements we entered into with our customers with respect to both our products and, to a lesser degree, third party products resold by us.  Total license fees increased $0.6 million and $0.7 million or 83.0% and 34.9% for the three and six months ended June 30, 2003, respectively, as compared to the comparable prior year periods.  The increase is mainly as a result of a large license contract from one customer in our South African subsidiary.

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

Service revenues decreased $0.4 million and $0.1 million or 4.2% and 0.6% for the three and six months ended June 30, 2003, respectively, as compared to the comparable prior year periods.  The decrease for the three month period relates to a $0.5 million decrease in consulting revenue partially offset by an increase of $0.1 million in maintenance revenues.  The decrease for the six month period relates to a $0.5 million decrease in consulting revenues mostly offset by a $0.4 million increase in maintenance revenues.  The decrease in consulting revenues resulted mainly from fewer demands for upgrades in the installed base pending the release of a new version of our software at the end of the second quarter of 2003 as well customers delaying projects until there is improvement in the economy.  The increase in maintenance revenues for both periods is mainly the result of new license agreements and customary annual increases for existing agreements.

The following table sets forth, for the periods indicated, each major category of our service revenues as a percent of total service revenues:

	Three Months Ended June 30,				Six Months Ended June 30,
	2002		2003		2002		2003
(in thousands)	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Maintenance	$3,946	46.3%	$4,102	50.3%	$7,825	47.9%	$8,194	50.4%
Consulting	4,459	52.3%	3,950	48.4%	8,321	50.9%	7,806	48.1%
Training	27	0.3%	28	0.3%	57	0.3%	54	0.3%
Custom programming	90	1.1%	80	1.0%	143	0.9%	195	1.2%
Total services revenue	$8,522	100.0%	$8,160	100.0%	$16,346	100.0%	$16,249	100.0%

Other –Related Parties

During January 2001, we entered into two South African joint ventures: AXS-One African Solutions (Pty) Ltd (“African Solutions”) and Hospitality Warehouse (Pty) Ltd (“Hospitality Warehouse”).  African Solutions sells and services our suite of products.  Hospitality Warehouse uses our procurement software and generates fees for purchases made by member companies primarily in the hospitality industry.  Ownership was 50% or less in both entities until November 30, 2002, at which time we acquired, for a nominal amount, the remaining 50% of the common stock of Hospitality Warehouse to make it a wholly-owned subsidiary.  We use the equity method of accounting for our investments in 20 to 50-percent-owned companies.  Under the equity method, investments are stated at cost plus or minus our equity in undistributed earnings or losses.  Revenues for the three and six months ended June 30, 2003 included management fee revenue of $18 thousand and $51 thousand, respectively, and consulting revenue of $56 thousand and $138 thousand, respectively.  Revenues for the three and six months ended June 30, 2002 from these joint ventures included management fee revenue of $97 thousand and $184 thousand, respectively, and consulting revenue of $4 thousand and $5 thousand, respectively.

Management fees for the three and six months ended June 30, 2003 decreased from the corresponding periods in 2002 as a result of our decision to temporarily stop charging management fees until the joint venture becomes profitable.  We continue to charge director’s fees which are included in total management fees for both periods.  The increase in consulting revenue in the 2003 periods resulted from the transfer of the consulting staff and related services in January 2003 from African Solutions to our South African subsidiary.

Cost of License Fees

Cost of license fees consist primarily of amortization of capitalized software development costs and amounts paid to third parties with respect to products we resold in conjunction with the licensing of our products.  The elements can vary substantially from period to period as a percentage of license fees.

Cost of license fees remained relatively flat for the three and six months ended June 30, 2003, as compared to the corresponding prior year periods.  For the six months ended June 30, 2003 an increase of $12 thousand in the amortization of capitalized software development costs and $11 thousand of third party software royalty fees was partially offset by a decrease of $6 thousand of documentation costs.

Cost of Services

Cost of services consists primarily of personnel and third party costs for product quality assurances, training, installation, consulting and customer support.

Cost of services increased $0.1 million and $0.3 million or 3.0% and 3.5% for the three and six months ended June 30, 2003, respectively, as compared to the corresponding prior year periods.  The increase for the three and six month periods is primarily due to an increase of $0.2 million and $0.3 million, respectively, in temps and consultants expense in our South African subsidiary due to their use of consultants from the joint venture in 2003.  The increase for the three month period is also due to a consolidated increase of $0.1 million in salaries and wages offset by a total decrease of $0.1 million in variable compensation and depreciation and amortization expense.  The increase for the six month period is also due to a consolidated increase of $0.1 million in salaries and wages offset by a $0.1 million combined decrease in facilities support and depreciation and amortization expense.

As a percentage of service revenues, cost of services increased from 45.6% and 47.1% for the three and six months ended June 30, 2002, respectively, to 49.1% and 49.0% for the three and six months ended June 30, 2003, respectively.  The decreased margins are due partly to increased revenue in South Africa which currently has lower margins than the rest of the world due to their use of high priced third party consultants.

Sales and Marketing

Sales and marketing expenses consist primarily of salaries, commissions and bonuses related to sales and marketing personnel, as well as travel and promotional expenses.

Sales and marketing expenses increased $0.2 million and $0.3 million or 10.6% and 9.3% for the three and six months ended June 30, 2003, respectively, as compared to the corresponding prior year periods.  The increase for the three and six month periods is primarily as a result of an increase of $0.5 million and $0.6 million, respectively, in sales commissions in our South Africa subsidiary mainly representing the commission to African Solutions for a large license contract recognized this quarter.  For the three month period, this increase was partially offset by a consolidated decrease of $0.1 million in variable compensation and $0.2 million in marketing expenses for trade shows and seminars.  The increase for the six month period ended June 30, 2003 was partially offset by a decrease of $0.2 million in marketing program expenses due primarily to a decrease of $0.3 million in trade show and user conference expenses partially offset by a combined increase of $0.1 million in market research and direct mail expenses.

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

Research and development expenses decreased $0.1 million and $0.2 million or 7.7% and 5.1% for the three and six months ended June 30, 2003, respectively, as compared to the comparable prior year periods.  We capitalized $0.7 million in software development costs in the first half of 2003 as compared to $0.4 million in the first half of 2002.  The rate of capitalization of software development costs may fluctuate depending on the mix and stage of development of our product development and engineering projects.  The decrease in research and development costs for the three and six months ended June 30, 2003 is primarily the result of decreases of $0.1 million and $0.2 million, respectively, in personnel related expenses due to the increase in capitalized software development cost partially offset by customary annual salary increases and related benefits.

General and Administrative

General and administrative expenses consist primarily of salaries for administrative, executive and financial personnel, and outside professional fees.  General and administrative expenses increased $0.3 million and $0.5 million or 27.7% and 25.6% for the three and six months ended June 30, 2003, respectively, as compared to the comparable prior year periods.  The increase for the three and six months ended June 30, 2003 is primarily as a result of increases of $0.2 million and $0.3 million, respectively, in professional fees resulting from the absence of credits that were received in the second quarter of 2002 (see below).  The increase for both periods is also the result of an increase of $0.1 million in salaries and wages for each period due to customary annual increases.  The increase for the six month period is also the result of an increase of $0.1 million in insurance expense.

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

Other Expense, Net

Other expense, net decreased $0.3 million and $0.4 million for the three and six months ended June 30, 2003, respectively, as compared to the same periods in 2002.  The decreased expense is primarily due to increases of $0.3 million and $0.4 million, respectively, of equity in income of joint ventures related to two joint ventures entered into during the first quarter of 2001 by our South Africa operations.  On November 30, 2002, we acquired, for a nominal amount, the remaining 50% of the common stock of one of the entities, Hospitality Warehouse, to make it a wholly-owned subsidiary.  Equity in income of joint ventures for the three and six months ended June 30, 2003 increased primarily due to the sales commission recognized by the joint venture related to the large license contract recognized during the periods. Interest expense relates to the interest on the revolving line of credit and term loan. (See Note 2 to the Consolidated Interim Financial Statements.)

Income Tax Expense

Income tax expense of $28 thousand for the three and six months ended June 30, 2003 represents taxes due on revenue earned in our South Africa subsidiary for the periods.

Segment Information

For the three and six months ended June 30, 2003, AXS-One Enterprise Solutions had license fee revenues of $0.9 million and $2.0 million, respectively, compared to $0.4 million and $0.9 million, respectively, for the comparable prior year period; service revenues of $7.5 million and $12.9 million, respectively, compared to $6.8 million and $13.0 million, respectively, for the comparable prior year period; and operating income of $0.7 million and $2.3 million, respectively, compared to $0.9 million and $1.7 million, respectively, for the comparable prior year period.  License fees were higher for the three and six months ended June 30, 2003 due to a $0.7 million sale to one customer.  Service revenues decreased due to fewer demands for upgrades in the installed base.

AXSPoint Solutions had license fee revenues of $0.5 million and $0.6 million, respectively, for the three and six months ended June 30, 2003, compared to $0.4 million and $0.8 million, respectively for the comparable prior year periods; services revenue of $0.2 million and $2.3 million, respectively, compared to $1.0 million and $2.2 million, respectively; for the comparable prior year periods and operating income of $1.0 million and $1.4 million, respectively, as compared to $0.8 million and $1.6 million, respectively, for the comparable prior year periods.  The increase in service revenues was mainly due to an increase in consulting and maintenance in our United Kingdom subsidiary.

Tivity Solutions had no license fee revenues for the three and six months ended June 30, 2003, as compared to $9 thousand and $0.3 million, respectively, for the comparable prior year periods; service revenues of $0.5 million and $1.0 million, respectively, as compared to $0.6 million and $1.2 million, respectively, for the comparable prior year periods and operating income (loss) of $45 thousand and $(75) thousand, respectively, as compared to $(81) thousand and breakeven, respectively, for the comparable prior year periods.  The decrease in license fee revenues for the six months ended June 30, 2003 from the comparable prior year period was due to lack of any sales to new or existing customers. Service revenues remained fairly consistent for the three and six months ended June 30, 2003 as compared to the comparable prior year period due to consulting and ongoing maintenance for the installed base.

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

Revenues from joint ventures (included in Revenues: Other-Related Parties in the our Consolidated Statements of Operations) includes consulting revenue for the joint venture’s use of our South African subsidiary’s consultants (2003 primarily) and for management fees for our subsidiary providing managerial, technical and other related services to the joint ventures (2002 and 2003 periods) in accordance with the joint venture agreements.  Revenue is recognized upon performance of the services.

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

Liquidity and Capital Resources

On March 31, 1998, we entered into a Loan and Security Agreement (“Agreement”) that contained a revolving line of credit and a term loan.  Subsequent amendments to the Agreement since that date have made available additional term loans (See Note 2 to the Consolidated Interim Financial Statements).  The available amount under the revolving line of credit at June 30, 2003 was approximately $0.5 million.  The available amount under the term loans at June 30, 2003 was $0.5 million.

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

Our operating activities used cash of $0.3 million and $8 thousand for the six months ended June 30, 2002 and 2003, respectively.  Net cash used by operating activities during the six months ended June 30, 2002 was comprised primarily of an increase in accounts receivable and a decrease in accounts payable and accrued expenses partially offset by the net income, depreciation and amortization expense and an increase in deferred revenue.  Net cash used by operating activities during the six months ended June 30, 2003 was comprised primarily of an increase in accounts receivable and a decrease in accounts payable and accrued expenses partially offset by the net income, depreciation and amortization expense and an increase in deferred revenue.

Our investing activities used cash of $0.5 million and $0.8 million for the six months ended June 30, 2002 and 2003, respectively.  For the six months ended June 30, 2002 uses of cash were primarily for capitalized software development costs.  The principal uses of cash for the six months ended June 30, 2003 were for capitalized software development costs and the purchase of equipment and leasehold improvements.

Cash provided by (used in) financing activities was $0.2 million and $(0.8) million for the six months ended June 30, 2002 and 2003, respectively.  Cash provided by financing activities for the six months ended June 30, 2002 related mainly to proceeds from the issuance of debt partially offset by repayments of debt.  Cash used by financing activities for the six months ended June 30, 2003 were related to the repayment of debt.

We have no significant capital commitments.  Planned capital expenditures for 2003 total approximately $1.3 million, including any software development costs that may qualify for capitalization under SFAS 86.  Our aggregate minimum operating lease payments for 2003 will be approximately $1.8 million.  We generated net income of $1.9 million for the year ended December 31, 2002 after experiencing net losses of $0.3 million and $4.7 million during the years ended December 31, 2000 and 2001, respectively.  As a result of intense competition and rapid technological change together with a slowing of the economy, we have experienced declining license and service revenues in each of the past three years.  The ability to generate net income in 2002 was in response to management’s initiatives that began in 2001 intended to improve operating results and liquidity and better position AXS-One to compete under current market conditions.  This included, but was not limited to, our restructuring efforts in June of 2001 whereby we were able to reduce costs sufficiently to allow us to generate net income during the last eight quarters ending June 30, 2003.  Due to these efforts we expect that our operating cash flow and available financial resources will be sufficient to fund our working capital requirements through 2003.  However, our ability to achieve the anticipated results is affected by the extent of cash generated from operations and the pace at which we utilize our available resources.  There is also the risk that cash held by our foreign subsidiaries will not be readily available for use in our U.S. operations to pay our debt and other obligations as the transfer of funds is subject to various foreign government restrictions.  Accordingly, we may in the future be required to seek additional sources of financing or future accommodations from our existing lender.  No assurance can be given that management’s initiatives will be successful or that any such additional sources of financing or lender accommodations will be available.

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

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

Our chief executive officer and our chief financial officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rule 13a-15(e)) as of June 30, 2003 (the “Evaluation Date”), have concluded that as of the Evaluation Date, our disclosure controls and procedures were effective and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities as appropriate to allow timely decisions regarding required disclosure of such information.

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

Item 4. Submission of Matters to a Vote of Security Holders

At our Annual Meeting of Stockholders on June 11, 2003, the following directors were nominated and elected by the votes indicated:

	Votes For	Votes Withheld
Elias Typaldos	19,755,271	422,679
John A. Rade	19,755,271	422,679
Gennaro Vendome	19,755,271	422,679
Daniel H. Burch	20,147,971	29,979
Robert Migliorino	20,022,671	155,279
William E. Vogel	20,167,971	29,979
Edwin T. Brondo	20,022,671	155,279
Allan Weingarten	19,901,971	275,979

In addition, the stockholders ratified the appointment of KPMG LLP as the Company’s independent auditors for 2003 by the following vote:

Votes For	Votes Against	Abstentions
20,111,460	38,435	28,055

Item 6. Exhibits and Reports on Form 8-K

(a)          Exhibits –

Exhibit 31      Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 32      Officer Certifications under 18 USC 1350

(b)         Reports on Form 8-K -

On April 30, 2003, the Company filed a Report on Form 8-K reporting the issue of a press release disclosing material non-public information regarding the Registrant’s results of operations for the three months ended March 31, 2003.

AXS-ONE INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AXS-ONE INC.

Date: August 14, 2003	By:	/s/ John A. Rade
John A. Rade
Chief Executive Officer, President and Director

	By:	/s/ William G. Levering III
William G. Levering III
Vice President, Chief Financial Officer, and Treasurer (Duly Authorized Officer and Principal Financial Officer)