Form 10-Q
period 2003-09-30
AXS ONE INC
filed 2003-11-14
CIK 947427

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2003

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

YES ☒    NO ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES ☐    NO ☒

Number of shares outstanding of the issuer’s common stock as of November 3, 2003

Class	Number of Shares Outstanding
Common Stock, par value $0.01 per share	24,964,992

AXS-ONE INC.

AXS-ONE INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(Unaudited)

	December 31,	September 30,
	2002	2003
ASSETS
Current assets:
Cash and cash equivalents	$2,702	$1,344
Restricted cash	67	49
Accounts receivable, net of allowance for doubtful accounts of $379 and $176 at December 31, 2002 and September 30, 2003, respectively	3,866	4,517
Due from joint venture	345	178
Prepaid expenses and other current assets	706	668
Total current assets	7,686	6,756
Equipment and leasehold improvements, at cost:
Computer and office equipment	10,687	10,917
Furniture and fixtures	857	910
Leasehold improvements	860	870
	12,404	12,697
Less-accumulated depreciation and amortization	12,035	12,374
	369	323
Capitalized software development costs, net of accumulated amortization of $8,177 and $9,186 at December 31, 2002 and September 30, 2003, respectively	2,378	2,340
Other assets	166	196
	$10,599	$9,615

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current portion of long-term debt	$1,800	$997
Accounts payable	2,304	1,783
Accrued expenses	2,973	2,848
Due to joint venture	179	—
Deferred revenue	8,821	8,448
Total current liabilities	16,077	14,076
Long-term liabilities:
Long-term debt, net of current portion	547	—
Commitments and contingencies
Stockholders’ deficit:
Preferred stock, $.01 par value, authorized 5,000 shares, no shares issued and outstanding	—	—
Common stock, $.01 par value, authorized 50,000 shares; 24,849 and 24,964 shares issued and outstanding at December 31, 2002 and September 30, 2003, respectively	248	250
Additional paid-in capital	72,052	72,123
Accumulated deficit	(78,769)	(77,269)
Accumulated other comprehensive income	444	435
Total stockholders’ deficit	(6,025)	(4,461)
	$10,599	$9,615

The accompanying notes are an integral part of these consolidated financial statements.

AXS-ONE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2002	2003	2002	2003
Revenues:
License fees	$1,030	$2,459	$2,954	$5,054
Services	8,196	7,681	24,542	23,930
Other-related parties	101	71	290	260
Total revenues	9,327	10,211	27,786	29,244

Operating expenses:
Cost of license fees	393	371	1,095	1,090
Cost of services	3,838	3,815	11,533	11,782
Sales and marketing	1,379	1,780	4,815	5,535
Research and development	1,697	1,697	5,123	4,949
General and administrative	1,259	1,483	3,380	4,146
Total operating expenses	8,566	9,146	25,946	27,502
Operating income	761	1,065	1,840	1,742
Other income (expense):
Interest income	8	17	31	49
Interest expense	(100)	(48)	(275)	(167)
Gain on sale of subsidiary	149	—	219	71
Equity in income (losses) of joint ventures	(179)	(81)	(476)	34
Other expense, net	(52)	(6)	(176)	(172)
Other expense, net	(174)	(118)	(677)	(185)
Net income before income taxes	$587	$947	$1,163	$1,557
Income tax expense	—	(29)	—	(57)
Net income	$587	$918	$1,163	$1,500

Basic net income per common share	$0.02	$0.04	$0.05	$0.06
Weighted average basic common shares outstanding	24,827	24,960	24,808	24,929

Diluted net income per common share	$0.02	$0.04	$0.05	$0.06
Weighted average diluted common shares outstanding	25,170	26,228	25,566	25,932

The accompanying notes are an integral part of these consolidated financial statements.

AXS-ONE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2002	2003	2002	2003
Net income	$587	$918	$1,163	$1,500
Foreign currency translation adjustment	(13)	(29)	74	(9)
Comprehensive income	$574	$889	$1,237	$1,491

The accompanying notes are an integral part of these consolidated financial statements.

AXS-ONE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2002	2003
Cash flows from operating activities:
Net income	$1,163	$1,500
Adjustments to reconcile net income to net cash flows provided by (used in) operating activities:
Increase in cash surrender value of officers’ life insurance	(41)	(14)
Depreciation and amortization	1,473	1,214
Net recovery of doubtful accounts	(63)	(132)
Gain on sale of subsidiary	(219)	(71)
Equity in (income) losses of joint ventures	476	(34)
Consulting services received in lieu of payment on note receivable	136	—
Consulting services received in lieu of payment on accounts receivable	—	45
Changes in current assets and liabilities
Restricted cash	(32)	27
Accounts receivable	(182)	(293)
Due from joint venture	(292)	167
Prepaid expenses and other current assets	(280)	76
Accounts payable and accrued expenses	(1,400)	(862)
Deferred revenue	(1,191)	(570)
Net cash flows provided by (used in) operating activities	(452)	1,053

Cash flows from investing activities:
Change in other assets	(9)	11
Proceeds from sale of subsidiary	67	—
Loans to joint ventures	(125)	(156)
Capitalized software development costs	(526)	(971)
Purchase of equipment and leasehold improvements	(169)	(154)
Net cash flows used in investing activities	(762)	(1,270)

Cash flows from financing activities:
Proceeds from exercise of stock options	20	71
Net borrowings from revolving line of credit	1,482	—
Proceeds from issuance of long-term debt	500	—
Payments of long term debt and capital lease obligations	(1,350)	(1,350)
Net cash flows provided by (used in) financing activities	652	(1,279)
Foreign currency exchange rate effects on cash and cash equivalents	159	138
Net decrease in cash and cash equivalents	(403)	(1,358)
Cash and cash equivalents, beginning of period	1,048	2,702
Cash and cash equivalents, end of period	$645	$1,344

Supplemental disclosures of cash flow information:
Cash paid during the period for —
Interest	$274	$180
Income taxes	$15	$108
Non-cash investing activities —
Consulting services received in lieu of payment on note receivable	$136	$—

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

The results of operations for the three and nine months ended September 30, 2003 are not necessarily indicative of results to be expected for the full year 2003 or any future periods.

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

For software license and maintenance revenue, the Company assesses whether the fee is fixed and determinable and whether or not collection is probable.  The Company assesses whether the fee is fixed and determinable based on the payment terms associated with the transaction.  If a significant portion of a fee is due after the Company’s normal payment terms, which range from 30 to 90 days from invoice date, it accounts for the fee as not being fixed and determinable.  In these cases, the Company recognizes revenue as the fees become due.

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

(c) Stock-Based Compensation

In December 2002, the FASB issued Statement No. 148, “Accounting for Stock Based Compensation-Transition and Disclosure, an Amendment of FASB Statement No. 123” (“SFAS 148”).  SFAS 148 amends FASB Statement No. 123, “Accounting for Stock-based Compensation” (“SFAS 123”), to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based compensation.  However, it allows an entity to continue to measure compensation cost for those instruments using the intrinsic-value method of accounting prescribed by Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees,” provided it discloses the effect of applying the fair market value of SFAS 123, as amended by SFAS 148, in footnotes to the financial statements.  On April 22, 2003, the FASB decided to require stock-based employee compensation to be recorded as a charge to earnings beginning in 2004.  Until that time, the Company has chosen to continue to account for stock-based compensation using the intrinsic value method.  Accordingly, no stock option related compensation expense has been recognized in the consolidated statements of operations, as all options granted had an exercise price equal to the market value of the underlying stock on the date of grant.  The Company was required to adopt SFAS 148 for the year ended December 31, 2002.  The adoption of SFAS 148 did not have an impact on the 2002 consolidated results of operations or financial position of the Company and is not expected to have an impact on the consolidated results of operations or financial position of the Company through 2003 as the Company expects to continue to apply the intrinsic value method prescribed by APB 25 until such time as the new standard is issued by the FASB.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2003	2002	2003
Net income as reported	$587	$918	$1,163	$1,500
Deduct: Total stock based employee compensation determined under fair value based method for all awards	373	326	1,250	1,047
Pro forma net income (loss)	$214	$592	$(87)	$453

Net income (loss) per common share:
Basic - as reported	$0.02	$0.04	$0.05	$0.06
Basic - pro forma	0.01	0.02	—	0.02

Diluted- as reported	$0.02	$0.04	$0.05	$0.06
Diluted - pro forma	0.01	0.02	—	0.02

The Company has used the Black-Scholes option-pricing model in calculating the fair value of options granted.  The assumptions used and the weighted average information for the three and nine months ended September 30, 2002 and 2003 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2002	2003	2002	2003
Risk-free interest rate	4.78%	4.88%	4.78%	4.64%
Expected dividend yield	—	—	—	—
Expected lives	6.17 years	7 years	6.52 years	7 years
Expected volatility	133%	45%	133%	56%
Weighted-average grant date fair value of options granted during the period	$0.46	$0.95	$0.64	$0.81
Weighted-average remaining contractual life of options outstanding	7.0 years	6.5 years	7.0 years	6.5 years
Weighted-average exercise price of 3,676 and 3,913 options exercisable at September 30, 2002 and 2003, respectively	$1.60	$1.72	$1.60	$1.72

2) REVOLVING LINE OF CREDIT AND LONG-TERM DEBT

On March 31, 1998, the Company entered into a Loan and Security Agreement (“Agreement”) that contained a revolving line of credit and a term loan (the “Initial Term Loan”).

Borrowings under the revolving line of credit bear annual interest at prime rate plus 1.25% subject to a minimum interest rate of 8.0% per annum.  The Agreement provides for yearly fees as follows:  (i) $111 in year one, $86 in years two and three, $77 in year four, $74 in years five and six and (ii) an unused revolving line of credit fee of .375% per annum.  The Agreement is secured by substantially all domestic assets of the Company together with a pledge of 65% of the stock of its foreign subsidiaries, and contains certain restrictive financial covenants.  Under the revolving line of credit the Company currently has available the lesser of $5 million or 85% of eligible receivables, as defined.  The net available amount under the revolving line of credit at September 30, 2003 was approximately $1.0 million of which no amounts were outstanding.

The Initial Term Loan provided for $5 million available in one draw-down which the Company borrowed on the closing date in 1998.  Effective December 22, 1999, the Company amended the Agreement (Amendment No. 7) in order to make available to the Company a second term loan in the original principal amount of $1.3 million, which the Company borrowed on that date. The Initial Term Loan and the second term loan, collectively the “A Term Loan,” bore interest at the prime rate as defined (4.00%

per annum at September 30, 2003) plus 1.5% subject to a minimum interest rate of 8.0% per annum.  The A Term Loan was fully repaid in June 2002 and no amounts remain outstanding.

Amendment No. 7 also made available a third term loan (the “B Term Loan”) in the original principal amount of $750, which the Company borrowed in full.  The B Term Loan bears interest at the fixed rate of 12.0% per annum.

Subsequent amendments to the Agreement made available additional ‘B’ term loans in the original principal amounts totaling up to $4.5 million, of which the Company has borrowed $4.0 million, extended the termination date of the credit facility to March 31, 2004 and established restrictive financial covenants (which are quarterly for 2003) based on cumulative EBITDA (earnings before interest, taxes and depreciation and amortization).  The Company was in compliance with these covenants through September 30, 2003.  The amount available under the ‘B’ term loans at September 30, 2003 was $500.  (For further information see Note 3 to the Company’s 2002 Annual Report on Form 10-K.)

The aggregate outstanding principal amount of the Term Loans is repayable in monthly installments of $150 beginning September 2002 over the remaining term of the Agreement.  Any unpaid principal and interest is due in full on March 31, 2004.  The outstanding principal amount at September 30, 2003 was $997.

Amendment No. 12 provides a limitation that if the total outstanding balance of the Term Loans exceeds at any time the lesser of (i) 40% of eligible maintenance revenues from August 8, 2002 through December 31, 2002, 25% of eligible maintenance revenues from January 1, 2003 through March 31, 2004 and (ii) $4.5 million, then the Company is required to prepay the principal amount in an amount sufficient to cause the aggregate principal amount of the Term Loans to be less than or equal to the relevant limits set forth above.  As of September 30, 2003, eligible maintenance revenues as defined, totaled approximately $12.1 million.

(3) BASIC AND DILUTED NET INCOME PER COMMON SHARE

Basic and diluted net income per common share is presented in accordance with SFAS No. 128, “Earnings per Share” (“SFAS No. 128”).

Basic net income per common share is based on the weighted average number of shares of common stock outstanding during the period.  Diluted net income per common share is based on the weighted average number of shares outstanding including the dilutive effect of stock options and warrants.  Diluted net income per common share for the three and nine months ended September 30, 2002 does not include the effects of outstanding options to purchase 4,342 and 3,538, respectively, shares of common stock and outstanding warrants to purchase 476 shares of common stock for each period as the effect of their inclusion is anti-dilutive for the periods.  Diluted net income per common share for the three and nine months ended September 30, 2003 does not include the effects of outstanding options to purchase 3,064 and 3,267 shares, respectively, of common stock and outstanding warrants to purchase, for both periods, 100 shares of common stock as the effect of their inclusion is anti-dilutive for the periods.

The following represents the calculations of the basic and diluted net income per common share for the three and nine months ended September 30, 2002 and 2003.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2002	2003	2002	2003
Net income	$587	$918	$1,163	$1,500

Weighted average basic common shares outstanding during the periods	24,827	24,960	24,808	24,929

Dilutive effect of stock options and warrants	343	1,268	758	1,003
Weighted average diluted common shares outstanding during the periods	25,170	26,228	25,566	25,932

Basic net income per common share	$0.02	$0.04	$0.05	$0.06

Diluted net income per common share	$0.02	$0.04	$0.05	$0.06

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

b)             AXSPoint® Solutions focus on identifying markets that need to rapidly leverage the Internet in communicating, exchanging or reconciling large volumes of knowledge with their customers, suppliers and partners.  AXSPoint Solutions target large information-centric organizations that can utilize self-service information systems to improve communications with their customers and improve access to business intelligence.  Also included is an email compliance solution designed to help the Company’s customers meet SEC and National Association of Securities Dealers (NASD) regulations.

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

	AXS-One
	Enterprise	AXSPoint	Tivity
	Solutions	Solutions	Solutions	Total
Three Months Ended September 30, 2002
Revenues:
License fees	$180	$827	$23	$1,030
Services	6,445	1,028	723	8,196
Total Revenues, excluding related party revenue	6,625	1,855	746	9,226
Operating income	741	1,202	171	2,114
Total assets	7,844	1,208	722	9,774
Capital expenditures	103	10	10	123
Depreciation and amortization	436	9	9	454

Three Months Ended September 30, 2003
Revenues:
License fees	$2,079	$380	$—	$2,459
Services	6,038	1,137	506	7,681
Total Revenues, excluding related party revenue.	8,117	1,517	506	10,140
Operating income	1,911	561	258	2,730
Total assets	9,023	465	127	9,615
Capital expenditures	43	4	4	51
Depreciation and amortization	383	5	6	394

Nine Months Ended September 30, 2002
Revenues:
License fees	$1,077	$1,591	$286	$2,954
Services	19,406	3,178	1,958	24,542
Total Revenues, excluding related party revenue	20,483	4,769	2,244	27,496
Operating income	2,425	2,800	173	5,398
Total assets	7,844	1,208	722	9,774
Capital expenditures	141	14	14	169
Depreciation and amortization	1,393	39	41	1,473

Nine Months Ended September 30, 2003
Revenues:
License fees	$4,053	$1,001	$—	$5,054
Services	18,958	3,430	1,542	23,930
Total Revenues, excluding related party revenue	23,011	4,431	1,542	28,984
Operating income	4,230	1,948	183	6,361
Total assets	9,023	465	127	9,615
Capital expenditures	129	12	13	154
Depreciation and amortization	1,177	17	20	1,214

Reconciliation of total segment operating income to consolidated operating income:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2002	2003	2002	2003
Operating income from reportable segments	$2,114	$2,730	$5,398	$6,361
Unallocated revenue, other —related parties	101	71	290	260
Unallocated general and administrative expense	(1,242)	(1,471)	(3,326)	(4,113)
Other corporate unallocated expenses	(212)	(265)	(522)	(766)
Total consolidated operating income	$761	$1,065	$1,840	$1,742

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

	Note	Deferred	Gain
	Receivable	Gain	Recognized
Balance at December 31, 2001	$336	$253	$—
Direct expense incurred in June 2002	—	(3)	—
Cash payments and services received through December 31, 2002	(336)	(174)	174
Reversal of accrued expense in September 2002	—	—	45
Direct expense incurred in October 2002	—	(5)	—
Balance at December 31, 2002	—	71	219
Cash payments received from joint venture through September 30, 2003	—	(71)	71
Balance at September 30, 2003	$—	$—	$290

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

We supply a suite of e-business solutions based upon our next generation n-tier Internet-architecture.  This family of products, e-Cellerator™ products, is designed to meet the needs of organizations that wish to conduct business across the Internet.  e-Cellerator products are used to build two families of solutions, AXS-One® Enterprise solutions and AXSPoint® solutions.  AXS-One Enterprise solutions are designed to enable businesses to conduct business transactions across the Internet.  AXSPoint solutions are designed to enable organizations to exchange information and knowledge across the Internet.  This includes our new email compliance software designed to help our customers meet SEC and NASD regulations.  See “Item 1.  Business” in our 2002 Annual Report on Form 10K.

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

We incurred net losses of $0.3 million and $4.7 million in 2000 and 2001, respectively, and generated net income of $1.9 million in 2002.  We incurred operating losses of $0.2 million and $4.1 million in 2000 and 2001, respectively, and generated operating income of $2.8 million in 2002.  Operating losses incurred by the Central and Eastern Europe subsidiary, which was sold in 2001 totaled $0.6 million and $0.3 million for 2000 and 2001, respectively.  We reported net income of $0.9 million and $1.5 million for the three and nine months ended September 30, 2003, respectively, and operating income of $1.1 million and $1.7 million, respectively, for the same periods.

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

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46) that addresses the consolidation of variable interest entities.  FIN 46 provides guidance for determining when a primary beneficiary should consolidate a variable interest entity, or equivalent structure, that functions to support the activities of the primary beneficiary.  FIN 46 is effective after January 31, 2003 for newly created variable interest entities.  For variable interest entities created before February 1, 2003, the implementation date has been postponed to effect financial statements issued for the first interim or annual period ending after December 15, 2003 provided the reporting entity has not already issued financial statements in accordance with FIN 46.  We are currently evaluating what, if any, impact the adoption of this Interpretation will have on our consolidated financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  This Statement requires that certain financial instruments, previously accounted for as equity, be classified as liabilities in statements of financial position.  SFAS 150 affects accounting for three types of freestanding financial instruments: 1) mandatorily redeemable shares, which the issuing company is obligated to buy back in exchange for cash or other assets, 2) instruments such as put options and forward purchase contracts, that do or may require the issuer to buy back some of its shares in exchange for cash or other assets and 3) obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominately to a variable such as market index, or varies inversely with the value of the issuers’ shares.  This statement is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  The adoption of this statement did not have a material impact on our consolidated financial position or results of operations as we do not currently utilize these types of financial instruments.

Results of Operations

The following table sets forth for the periods indicated, certain operating data, and data as a percentage of total revenues:

	Three Months Ended		Three Months Ended
	September 30, 2002		September 30, 2003
		Data as a		Data as a
	As	percent of	As	percent of
(in thousands)	Reported	revenue	Reported	revenue
	(Unaudited)		(Unaudited)
Revenues:
License fees	$1,030	11.0%	$2,459	24.1%
Services	8,196	87.9	7,681	75.2
Other-related parties	101	1.1	71	0.7
Total revenues	9,327	100.0	10,211	100.0

Operating expenses:
Cost of license fees	393	4.2	371	3.7
Cost of services	3,838	41.1	3,815	37.4
Sales and marketing	1,379	14.8	1,780	17.4
Research and development	1,697	18.2	1,697	16.6
General and administrative	1,259	13.5	1,483	14.5
Total operating expenses	8,566	91.8	9,146	89.6
Operating income	761	8.2	1,065	10.4
Other income (expense):
Equity in income (losses) of joint ventures	(179)	(1.9)	(81)	(0.8)
Other income (expense), net	5	—	(37)	(0.3)
Other expense, net	(174)	(1.9)	(118)	(1.1)
Net income before income taxes	587	6.3	947	9.3
Income tax expense	—	—	(29)	(0.3)
Net income	$587	6.3%	$918	9.0%

	Nine Months Ended		Nine Months Ended
	September 30, 2002		September 30, 2003
		Data as a		Data as a
	As	percent of	As	percent of
(in thousands)	Reported	revenue	Reported	revenue
	(Unaudited)		(Unaudited)
Revenues:
License fees	$2,954	10.6%	$5,054	17.3%
Services	24,542	88.3	23,930	81.8
Other-related parties	290	1.1	260	0.9
Total revenues	27,786	100.0	29,244	100.0

Operating expenses:
Cost of license fees	1,095	4.0	1,090	3.7
Cost of services	11,533	41.5	11,782	40.3
Sales and marketing	4,815	17.3	5,535	18.9
Research and development	5,123	18.4	4,949	16.9
General and administrative	3,380	12.2	4,146	14.2
Total operating expenses	25,946	93.4	27,502	94.0
Operating income	1,840	6.6	1,742	6.0
Other income (expense):
Equity in income (losses) of joint ventures	(476)	(1.7)	34	0.1
Other expense, net	(201)	(0.7)	(219)	(0.8)
Other expense, net	(677)	(2.4)	(185)	(0.7)
Net income before taxes	1,163	4.2	1,557	5.3
Income tax expense	—	—	(57)	(0.2)
Net income	$1,163	4.2%	$1,500	5.1%

Total Revenues

Total revenues increased $0.9 million or 9.5% and $1.5 million or 5.2% for the three and nine months ended September 30, 2003, respectively, as compared to the corresponding prior year periods.  The increase for the three month period is mainly the result of a $1.4 million increase in license fees which included a $1.1 million license fee from one customer in the U.S. operations, partially offset by a $0.5 million decrease in U.S. service revenues.  The increase for the nine month period is mainly attributable to an increase of $2.1 million in license fees which included a $1.1 million license fee from one customer in our U.S. operations and a $0.7 million license fee from one customer in our South Africa operations.  This increase was partially offset by a $1.4 million decrease in service revenues from U.S. operations that was, in turn, partially offset by an increase of $0.8 million in service revenues from our foreign operations.  The decrease in service revenues in our U.S. operations was primarily the result of continued weak economic conditions which, we believe, have resulted in customers delaying or limiting their technology spending, choosing to purchase lower cost point solutions rather than higher dollar projects.  We believe it was also the result of uncertainties, especially during the first quarter, regarding the war in Iraq and the continued threat of terrorist attacks in the U.S. and throughout the world.

Total revenues for the three months ended September 30, 2003 included $2.5 million or 24.1% of total revenues from one customer.  Total revenues for the nine months ended September 30, 2003 included $3.9 million or 13.2% and $5.9 million or 20.2% of total revenues from two customers, respectively.  For the three months ended September 30, 2002, two customers represented $3.4 million or 12.3% and $4.3 million or 17.5%, respectively, of total revenues.  Total revenues for the nine months ended September

30, 2002 included $3.4 million or 12.3% and $4.3 million or 17.5% of total revenues from two customers, respectively.

We derived approximately $3.1 million and $10.9 million, or 30.1% and 37.1%, of our total revenues from customers outside of the United States for the three and nine months ended September 30, 2003, respectively, compared to $2.9 million and $8.2 million, or 30.9% and 29.5%, respectively, for the corresponding prior year periods.  We expect that such revenues will continue to represent a significant percentage of our total revenues in the future.  Most of our international license fees and service revenues are denominated in foreign currencies.  Though there are significant increases in the revenue from our foreign subsidiaries during the nine months ended September 30, 2003 due to increased license and consulting revenue the increases are also the result of more favorable exchange rates during the current period as compared to the same period in 2002.  Future fluctuations in the value of foreign currencies relative to the U.S. dollar in the future could result in fluctuations in our revenue.

License Fees

License fees include revenues from software license agreements we entered into with our customers with respect to both our products and, to a lesser degree, third party products resold by us.  Total license fees increased $1.4 million or 138.7% and $2.1 million or 71.1% for the three and nine months ended September 30, 2003, respectively, as compared to the corresponding prior year periods.  The increase for the nine-month period is mainly the result of licenses of new products to existing and new customers in the U.S. including licenses, in the third quarter, of our recently released email compliance software designed to help our customers meet SEC and NASD regulations.  The increase for the nine month period is also the result of a large license contract from one customer in our South African subsidiary.

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

Service revenues decreased $0.5 million or 6.3% and $0.6 million or 2.5% for the three and nine months ended September 30, 2003, respectively, as compared to the corresponding prior year periods.  The decrease for the nine month period is primarily the result of a $1.0 million decrease in consulting revenue, mostly in our U.S. and U.K. operations, resulting mainly from fewer demands for upgrade services in the installed base in the early part of the year pending the release of a new version of our software at the end of the second quarter of 2003 as well as customers delaying projects until there is improvement in the economy.  Most customers tend to upgrade their systems within a twelve-month period following the release of a new version of the software.  The decrease is partially offset by a $0.4 million increase in total maintenance revenues for the nine months ended September 30, 2003.  The increase in maintenance revenues is mainly the result of new license agreements and customary annual increases for existing agreements.

The following table sets forth, for the periods indicated, each major category of our service revenues as a percent of total service revenues:

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands)	2002		2003		2002		2003
		% of		% of		% of		% of
	Amount	Total	Amount	Total	Amount	Total	Amount	Total
Maintenance	$4,089	49.9%	$4,087	53.2%	$11,915	48.6%	$12,281	51.3%
Consulting	3,945	48.1%	3,488	45.4%	12,266	50.0%	11,295	47.2%
Training	49	0.6%	32	0.4%	105	0.4%	85	0.4%
Custom programming	113	1.4%	74	1.0%	256	1.0%	269	1.1%
Total services revenue	$8,196	100.0%	$7,681	100.0%	$24,542	100.0%	$23,930	100.0%

Other —Related Parties

During January 2001, we entered into two South African joint ventures: AXS-One African Solutions (Pty) Ltd (“African Solutions”) and Hospitality Warehouse (Pty) Ltd (“Hospitality Warehouse”).  African Solutions sells and services our suite of products.  Hospitality Warehouse uses our procurement software and generates fees for purchases made by member companies primarily in the hospitality industry.  Ownership was 50% or less in both entities until November 30, 2002, at which time we acquired, for a nominal amount, the remaining 50% of the common stock of Hospitality Warehouse to make it a wholly-owned subsidiary.  We use the equity method of accounting for our investments in 20 to 50 percent-owned companies.  Under the equity method, investments are stated at cost plus or minus our equity in undistributed earnings or losses.  Revenues for the three and nine months ended September 30, 2003 included management fee revenue of $8 thousand and $59 thousand, respectively, and consulting revenue of $63 thousand and $201 thousand, respectively, solely from African Solutions.  Revenues for the three and nine months ended September 30, 2002 from both joint ventures included management fee revenue of $95 thousand and $279 thousand, respectively and consulting revenue of $6 thousand and $11 thousand, respectively.

Management fees for the three and nine months ended September 30, 2003 decreased from the corresponding periods in 2002 as a result of our decision to temporarily stop charging management fees until African Solutions becomes profitable.  We continue to charge directors’ fees, which are included in total management fees for both periods.  The increase in consulting revenue in the 2003 periods resulted from services of the internal consulting staff hired in January 2003 to complement the services of third party consultants from African Solutions and elsewhere.

Cost of License Fees

Cost of license fees consist primarily of amortization of capitalized software development costs and amounts paid to third parties with respect to products we resold in conjunction with the licensing of our products.  The elements can vary substantially from period to period as a percentage of license fees.

Cost of license fees decreased slightly for the three and nine months ended September 30, 2003 as compared to the corresponding prior year periods.  The amortization of software development costs and costs of third party royalties for 2003 are consistent with the prior year costs for both periods presented.

Cost of Services

Cost of services consists primarily of personnel and third party costs for product quality assurances, training, installation, consulting and customer support.

Cost of services is approximately the same for the three months ended September 30, 2002 and 2003.  An increase of $0.2 million in temps and consultants in the 2003 period was offset by decreases of $0.1 million in travel and living expenses and $0.1 million in variable compensation.  Cost of services increased $0.2 million or 2.2% for the nine months ended September 30, 2003 as compared to the corresponding prior year period.  The increase for the nine month period is primarily due to an increase of $0.5 million in temps and consultants expense mainly in our South African subsidiary due to their continued use of consultants from the joint venture in 2003.  The increase for the nine-month period is also due to a consolidated increase of $0.1 million in salaries and wages offset by a decrease of $0.2 million in travel and living expenses and a $0.1 million combined decrease in facilities support and depreciation and amortization expense.

As a percentage of service revenues, cost of services increased from 46.8% and 47.0% for the three and nine months ended September 30, 2002, respectively, to 49.7% and 49.2% for the three and nine months ended September 30, 2003, respectively.  The decreased margins are due partly to increased revenue in South Africa, which currently has lower margins than the rest of the world due to their use of high priced third party consultants.

Sales and Marketing

Sales and marketing expenses consist primarily of salaries, commissions and bonuses related to sales and marketing personnel, as well as travel and promotional expenses.

Sales and marketing expenses increased $0.4 million and $0.7 million or 29.1% and 15.0% for the three and nine months ended September 30, 2003, respectively, as compared to the corresponding prior year periods.  The increase for the nine month period is primarily as a result of an increase of $0.6 million in sales commissions in our South Africa subsidiary mainly representing the commission to African Solutions for a large license contract recognized in the second quarter.  It is also due to a $0.2 million increase in salaries and wages and a $0.2 million increase in other expense partially offset by a $0.2 million decrease in marketing expenses due primarily to a decrease in trade show and user conference expenses.  For the three month period, the increase is primarily due to a $0.2 million increase in people related expenses and a $0.2 million increase in Hospitality Warehouse sales expense which was recorded in the prior year in equity in losses of joint venture.

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

Research and development expenses remained the same for the three months ended September 30, 2003 and decreased $0.2 million or 3.4% for the nine months ended September 30, 2003 as compared to the comparable prior year periods.  We capitalized $1.0 million in software development costs for the nine months ended September 30, 2003 as compared to $0.5 million in the corresponding prior year period.  The rate of capitalization of software development costs may fluctuate depending on the mix and stage of development of our product development and engineering projects.  The decrease in research and development costs for the nine months ended September 30, 2003 is primarily the result of a decrease of $0.2 million in personnel related expenses due to the increase in capitalized software development costs partially offset by customary annual salary increases and related benefits.

General and Administrative

General and administrative expenses consist primarily of salaries for administrative, executive and financial personnel, and outside professional fees.  General and administrative expenses increased $0.2 million and $0.8 million or 17.8% and 22.7% for the three and nine months ended September 30, 2003, respectively, as compared to the comparable prior year periods.  The increase for the nine months ended September 30, 2003 is primarily as a result of an increase of $0.3 million in professional fees resulting from the absence of credits that were received in the second quarter of 2002 (see below).  The increase for the nine-month period is also the result of an increase of $0.1 million in insurance expense, $0.2 million in rent expense and $0.2 million in salaries and wages due to customary annual increases.  The increase for the three month period is primarily the result of increases in variable compensation, rent expense and professional fees.

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

Other Expense, Net

Other expense, net decreased $56 thousand and $0.5 million for the three and nine months ended September 30, 2003, respectively, as compared to the same periods in 2002.  The decreased expense is primarily due to increases of $0.1 million and $0.5 million, respectively, of equity in income (losses) of joint ventures related to two joint ventures entered into during the first quarter of 2001 by our South Africa operations.  On November 30, 2002, we acquired, for a nominal amount, the remaining 50% of the common stock of one of the entities, Hospitality Warehouse, to make it a wholly-owned subsidiary.  Equity in income of joint ventures for the nine months ended September 30, 2003 increased primarily due to the sales commission recognized by the joint venture related to the large license contract recognized during the second quarter.  Interest expense relates to the interest on the revolving line of credit and term loan.  (See Note 2 to the Consolidated Interim Financial Statements.)

Income Tax Expense

Income tax expense of $29 thousand and $57 thousand for the three and nine months ended September 30, 2003, respectively, represents taxes due on income earned in our South Africa subsidiary for the periods.  There is no provision for income tax expense in the U. S. or our other foreign subsidiaries due to the availability of net operating loss carry forwards.

Segment Information

For the three and nine months ended September 30, 2003, AXS-One Enterprise Solutions had license fee revenues of $2.1 million and $4.1 million, respectively, compared to $0.2 million and $1.1 million, respectively, for the comparable prior year period; service revenues of $6.0 million and $19.0 million, respectively, compared to $6.4 million and $19.4 million, respectively, for the comparable prior year period; and operating income of $1.9 million and $4.2 million, respectively, compared to $0.7 million and $2.4 million, respectively, for the comparable prior year period.  License fees were higher for the three and nine months ended September 30, 2003 due to a large contract with one customer expanding its use of already licensed systems and sales of our newer web based products to existing customers.  Service revenues decreased due to fewer demands for upgrades in the installed base.

AXSPoint Solutions had license fee revenues of $0.4 million and $1.0 million, respectively, for the three and nine months ended September 30, 2003, compared to $0.8 million and $1.6 million, respectively, for the comparable prior year period; services revenue of $1.1 million and $3.4 million, respectively, compared to $1.0 million and $3.2 million, respectively, for the comparable prior year period and operating income of $0.6 million and $1.9 million, respectively, as compared to $1.2 million and $2.8 million, respectively, for the comparable prior year period.  The increase in service revenues was mainly due to an increase in maintenance revenues due to customary annual increases and new contracts.

Tivity Solutions had no license fee revenues for the three or nine months ended September 30, 2003, as compared to $23 thousand and $0.3 million, respectively, for the comparable prior year period; service revenues of $0.5 million and $1.5 million, respectively, as compared to $0.7 million and $2.0 million, respectively, for the comparable prior year period and operating income of $0.3 million and $0.2 million, respectively, as compared to $0.2 million and $0.2 million, respectively, for the comparable prior year period.  The decrease in license fee revenues for the nine months ended September 30, 2003 from the comparable prior year period was due to lack of any sales to new or existing customers.  The decrease in service revenues for the three and nine months ended September 30, 2003 as compared to the comparable prior year period is due to decreases in both consulting and maintenance revenues from the installed base.

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

Revenues from joint ventures (included in Revenues: Other-Related Parties in the our Consolidated Statements of Operations) includes consulting revenue for the joint venture’s use of our South African subsidiary’s consultants (2003 only) and for management and director’s fees for our subsidiary providing managerial, technical and other related services to the joint ventures (2002 and 2003 periods) in accordance with the joint venture agreements.  Revenue is recognized upon performance of the services.

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

Liquidity and Capital Resources

On March 31, 1998, we entered into a Loan and Security Agreement (“Agreement”) that contained a revolving line of credit and a term loan.  Subsequent amendments to the Agreement since that date have made available additional term loans (See Note 2 to the Consolidated Interim Financial Statements).  The available amount under the revolving line of credit at September 30, 2003 was approximately $1.0 million.  The available amount under the term loans at September 30, 2003 was $0.5 million.

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

Our operating activities provided (used) cash of $(0.5) million and $1.1 million for the nine months ended September 30, 2002 and 2003, respectively.  Net cash used by operating activities during the nine months ended September 30, 2002 was comprised primarily of an increase in accounts receivable, a decrease in accounts payable and accrued expenses and a decrease in deferred revenue partially offset by the net income and depreciation and amortization expense.  Net cash provided by operating activities during the nine months ended September 30, 2003 was comprised primarily of the net income and depreciation and amortization expense partially offset by decreases in accounts payable and accrued expenses and in deferred revenue.

Our investing activities used cash of $0.8 million and $1.3 million for the nine months ended September 30, 2002 and 2003, respectively.  For the nine months ended September 30, 2002 uses of cash were primarily for capitalized software development costs, equipment purchases and loans to joint ventures, partially offset by proceeds from sale of subsidiary.  The principal uses during 2003 were for equipment purchases, capitalized software development costs and loans to the joint venture.

Cash provided by (used in) financing activities was $0.7 million and $(1.3) million for the nine months ended September 30, 2002 and 2003, respectively.  Cash provided by financing activities for the nine months ended September 30, 2002 related mainly to proceeds from the issuance of debt partially offset by repayments of debt.  Cash used by financing activities for the nine months ended September 30, 2003 was related to the repayment of debt.

We have no significant capital commitments.  Planned capital expenditures for 2003 total approximately $1.4 million, including any software development costs that may qualify for capitalization under SFAS 86.  Our aggregate minimum operating lease payments for 2003 will be approximately $1.8 million.  We generated net income of $1.9 million for the year ended December 31, 2002 after experiencing net losses of $0.3 million and $4.7 million during the years ended December 31, 2000 and 2001, respectively.  For the nine months ended September 30, 2003, we have experienced an increase in license fee revenues which, along with service revenues, had declined in each of the three years ended December 31, 2002 as a result of intense competition and rapid technological change together with a slowing of the economy.  The increased license fee revenue along with management’s initiatives over the last two years to improve operating results and liquidity and better position AXS-One to compete under current market conditions have allowed us to generate net income during the last nine quarters ending September 30, 2003.  In addition, during the month of October 2003, we extended our maintenance agreement with one customer through December 2005 and received $2.8 million in cash.  Due to these factors we expect that our operating cash flow and available financial resources will be sufficient to fund our working capital requirements through 2003.  However, our ability to achieve the anticipated results is affected by the extent of cash generated from operations and the pace at which we utilize our available resources.  There is also the risk that cash held by our foreign subsidiaries will not be readily available for use in our U.S. operations to pay our debt and other obligations as the transfer of funds is subject to various foreign government restrictions.  Accordingly, we may in the future be required to seek additional sources of financing or future accommodations from our existing lender.  No assurance can be given that management’s initiatives will be successful or that any such additional sources of financing or lender accommodations will be available.

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

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

Our chief executive officer and our chief financial officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rule 13a-15(e)) as of September 30, 2003 (the “Evaluation Date”), have concluded that as of the Evaluation Date, our disclosure controls and procedures were effective and designed to ensure that material information relating to us and our consolidated subsidiaries would be collected and made known to them by others within those entities as appropriate to allow timely decisions regarding required disclosure of such information.

Changes in internal controls

There were no significant changes in our internal controls over financial reporting or, to our knowledge, in other factors, that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting either during the third fiscal quarter or subsequent to the Evaluation Date.

AXS-ONE INC.

Part II

Other Information

Item 1.    Legal Proceedings

Historically, we have been involved in disputes and/or litigation encountered in our normal course of business.  We believe that the ultimate outcome of these proceedings will not have a material adverse effect on our business, consolidated financial condition, results of operations or cash flows.

Item 2. Changes in Securities and Use of Proceeds

On October 1, 2002, the Company entered into an agreement with a South Carolina corporation to provide investor relations services to the Company, whereby upon expiration or termination of the agreement the Company would issue warrants to purchase the number of shares of common stock of the Company which is equal to the product of 10,000 shares multiplied by the number of whole months during the actual term of the agreement to a maximum of 120,000 shares.  The exercise price for the warrants is (i) for the initial up to 60,000 shares covered by the warrants, $0.41 per share, which represents the closing price of the Company’s common stock on October 1, 2002 and (ii) for the remaining shares covered by the warrants, if any, the closing price of the Company’s common stock on April 1, 2003, which was $0.59 per share.  The warrants are fully vested on the date of their issuance by the Company.

On September 30, 2003, the Company issued two (2) warrants, each to purchase 60,000 shares of the Common Stock of AXS-One, one with an exercise price of $0.41 per share and one with an exercise price of $0.59 per share in accordance with the agreement.  The expiration date of both warrants is September 30, 2006.  As of September 30, 2003 no warrants were exercised.

The accounting for these warrants was determined in accordance with EITF Issue No. 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods or Services,” and, as a result, the fair value of the warrants was being recognized as an expense over the vesting period using variable accounting.  Total expenses of $34 thousand for the nine months ended September 30, 2003 were recorded in sales and marketing expense on the consolidated interim financial statements.  No further compensation costs will be recognized related to these warrants since the warrants are fully vested.

Issuance of the warrants was not registered under the Securities Act of 1933, as amended (the “Act”) in reliance upon Section 4(2) of the Act based on the fact that the warrants were issued to only one sophisticated investor who had extensive knowledge of the Company at the time of the issuance.

Item 6.    Exhibits and Reports on Form 8-K

(a)          Exhibits—

Exhibit 4.5	Form of Warrants (2003)
Exhibit 10.60	Employment agreement between the Company and Gennaro Vendome
Exhibit 31	Rule 13a-14(a)/15d-14(a) Certifications
Exhibit 32	Officer Certifications under 18 USC 1350

(b)         Reports on Form 8-K—

On July 31, 2003, the Company furnished a Form 8-K reporting the issue of a press release disclosing material non-public information regarding the Registrant’s results of operations for the three and six months ended June 30, 2003.

AXS-ONE INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AXS-ONE INC.

Date: November 14, 2003	By:	/s/ John A. Rade
John A. Rade
Chief Executive Officer,
President and Director

	By:	/s/ William G. Levering III
William G. Levering III
Vice President, Chief Financial Officer,
and Treasurer
(Duly Authorized Officer and
Principal Financial Officer)