Form 10-K
period 2003-12-31
AXS ONE INC
filed 2004-03-30
CIK 947427

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2003

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

        The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based upon the closing sale price of Common Stock on June 30, 2003 (the last business day of the Registrant's most recently completed second fiscal quarter) as reported on the American Stock Exchange, was approximately $15.0 million. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

        As of March 12, 2004, Registrant had outstanding 25,362,309 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

        Items 10, 11, 12, 13 and 14 of Part III are incorporated by reference from a portion of the Registrant's definitive proxy statement to be furnished to stockholders in connection with the 2004 Annual Meeting of Stockholders.

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

General

        AXS-One Inc. ("AXS-One" or the "Company") is a provider of robust, secure business solutions that allow a company to achieve efficiency in its business processes and to extend those efficiencies to its customers, suppliers, and business partners. AXS-One has a 25-year proven track record in developing flexible, high- performance, secure and effective business solutions for global 2000 organizations. AXS-One's ability to quickly identify emerging market opportunities and to build high-quality innovative solutions has won many awards over the years. Since 1999, the Company has devoted significant resources to developing new products which serve the Collaboration Systems Management, Content Archival and Compliance Management, and Information Management Markets. Additionally, the Company has re-architected its offerings to allow its customers to take full advantage of Web Services.

        As a consequence of the above, the Company has received recognition by industry analysts. Specifically, in 2003, one leading analyst positioned AXS-One as the leading "visionary" in two of its magic quadrants: integrated document archival and retrieval systems, emphasizing the Company's innovative use of web services technology, and for Email active-archiving, discovery and life-cycle management. Previously, AXS-One won Imaging Magazine's "Product of the Year" award for its Workflow (the precursor to the current AXS Process Manager), a "Best of AIIM" award for the first Internet/Java COLD product, and the 2002 "Best of AIIM" award for Best Practices in Enterprise Content Management for AXS-One's AXSPoint Travel Industry Solution implemented at one of our clients, Brittany Ferries.

        AXS-One believes that the ultimate success of 21st century organizations will be determined by how seamlessly these organizations conduct business both internally and with their partners, customers and suppliers. As a result of today's highly volatile business environment, corporations need to be very agile and solutions that address specific points of pain may be more appropriate than traditional broad-based Enterprise Resource Planning (ERP) solutions. To meet this need, the Company's objective is to deliver Internet-based business solutions that allow organizations to establish transparent and seamless processes throughout their value-network, thus enabling true collaborative commerce. AXS-One's approach allows companies to preserve investments in existing systems by extending them with collaborative web services that automate business processes across corporate boundaries. This results in manageable investments, quick implementation schedules and rapid return on investments (ROIs).

        During 2003, the Company extended the ability of its AXSPoint Solutions to handle and manage additional data types such as Email, Instant Messages, desktop documents and other document types. The Company believes it is well positioned to handle the Information Life Cycle Management needs of the modern day corporation.

        AXS-One has two main product lines:

AXS-One® Enterprise	—	a suite of solutions that addresses mission critical financial processes directly affecting the overall performance of an enterprise. This includes Tivity™, a verticalized version of AXS-One Enterprise solutions that addresses mission critical business processes of the professional services industry.
AXSPoint®	—
a suite of products encompassing digital archival, content management, business process automation, process oriented data distribution and full information life cycle management for regulatory compliance, risk management, improved storage and operations management as well as secure, personalized delivery of web content. AXSPoint business solutions are utilized by AXS-One to deliver robust enterprise platforms to address vertical and industry specific business problems in an immediate fashion while preserving the technology investment with an extensible platform. The solutions are referred to as AXS-One Compliance Platform for E-mail, Instant Messaging, Operational Email Archival, Legal Discovery, and Supervision.

        Each of these families of solutions has been enhanced using AXS-One's e-Cellerator™ products which utilize a process-centric web services architecture that AXS-One has developed to support the design and development of large-scale, Internet-based collaborative commerce solutions. It is an "n-tier" (desktop browser, web servers, application servers and database server), component-based, Internet-deployable, scalable architecture, fully compliant with the industry standard interface definition language (WSDL), eXtensible Markup Language (XML) and Simple Object Access Protocol (SOAP) web services protocols and architectures. At the core of the architecture is an advanced process engine that handles large volumes of complex business process logic. The user interface is very intuitive and is accessible over the Internet utilizing a combination of HTML, XML Style Sheets and Java applets or Visual Basic for the client/server desktop.

        e-Cellerator products run on Sun UNIX, HP UNIX, IBM RS/6000 UNIX, Windows 2000, and starting in 2004, Windows 2003 application servers. Linux is available with some products, but not deployed. The e-Cellerator products support the following database engines: Oracle on all platforms, MS SQLServer on Windows 2000, and Informix and Sybase on the UNIX servers. Solutions using e-Cellerator products can be hosted in-house or remotely by third-party application service providers (ASP). AXS-One is committed to delivering solutions that allow organizations to conduct business seamlessly with their customers, suppliers and partners in a collaborative Internet operating environment.

        AXS-One's Foundation products, included in the AXS-One Enterprise product line, which are deployed in a client/server (with Visual Basic thin client and browser based desktops) or web services-based model, continue to be maintained, enhanced and upgraded. These products are the back-office system of choice for large information-centric, global organizations such as AIG, Pfizer, America Online, Menlo Worldwide Forwarding, TNT, and United Airlines. AXS-One's Foundation products are very well suited to those organizations that have adopted an internal "shared services" approach to back-office administration functions, or organizations in the Financial Services, Transportation or Communications industries and in the public sector. AXS-One Financials have extensive functionality and are able to handle large volumes of complicated business transactions. They are designed to manage end-to-end business processes. AXS-One Financials are integrated with a robust process engine that allows organizations to manage and track a wide range of business-process metrics. The Process Design Workbench is a critical component of the solution. It enables organizations to quickly tailor standard business process templates to meet their own unique needs. The underlying "n-tier" architecture is highly scalable and able to meet the transaction volume needs of global 2000 organizations. AXS Process Manager (workflow), a critical component of the e-Cellerator family of products, can be used to automate business processes both within and across organizations, thus extending the reach of end-to-end process control outside of the walls of traditional bricks and mortar organizations and achieving true collaborative business communications.

        In the Net economy, with the virtual office becoming more prevalent, AXS-One believes it is well positioned to meet the e-business needs of complex organizations. AXS-One's e-Cellerator products provide the ability to leverage technology and collaboratively distribute and process business knowledge electronically throughout the enterprise or across enterprises.

Organization and Products

        The Company has two main product lines: AXS-One Enterprise Solutions and AXSPoint Solutions. AXS-One conducts comprehensive marketing programs in the United States, which include telemarketing, public relations, direct mail, advertising, seminars, trade shows and ongoing customer communications programs.

        AXS-One generally markets its products and services primarily through a direct sales force in the United States and directly and indirectly in other parts of the world. The Company is currently establishing indirect sales channels in the U.S. operations to complement the sales efforts conducted by its direct sales force located at the Company's headquarters in Rutherford, New Jersey, and in the Tampa, Dallas and Washington D.C areas.

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

        Further information specific to these two product lines are presented in Note 10 to the Consolidated Financial Statements.

  AXS-One Enterprise Solutions

        Offers a suite of supply chain management solutions that addresses mission critical business processes directly affecting the overall performance of an enterprise. The degree of success or failure of these processes is measured in terms of speed, accuracy, control and accountability. AXS-One Enterprise solutions manage the revenue process, including relationships with customers, with Revenue Manager; and the expenditure process, including relationships with vendors and employees, with Expense Manager and Procurement Manager. The business planning, budgeting, analysis and reporting process, key performance indicators (KPI's) and business performance are managed with Business Manager. Collectively, AXS-One Enterprise solutions enable enterprises to effectively manage entire process lifecycles with proven transactional applications, templated and automated process workflow, and by harnessing the power of the Internet. AXS-One Enterprise solutions are built on AXS-One's web services architecture and can be deployed as integral parts of other solutions thus making them a solution of choice for third-party software vendors wishing to include world-class financials within their state-of-the-art solutions. AXS-One Enterprise solutions have been successfully deployed within hosted Internet solutions such as those provided by an Internet-based property management solution in Australia.

        AXS-One's Foundation suite of world-class back-office financial solutions are continually maintained and enhanced to support existing customers, including Pfizer, AIG, America Online, TNT, United Airlines and Menlo Worldwide Forwarding.

        The AXS-One Enterprise family of solutions leverages and shares the core functional components of AXS-One Foundation products, such as AXS-One Financials, and the benefits of e-Cellerator products. The ability to utilize existing Foundation components enables AXS-One Enterprise Solutions to support a powerful set of core business functionality, such as multi-language and multi-currency, and the ability to handle complex, process-centric business, such as the dissemination of purchase orders to suppliers utilizing the Internet, and accounting requirements, such as different forms of payment. As a result, AXS-One Enterprise Solutions have all the features of a powerful e-business solution, backed by the solid functionality of a world-class, global back-office suite of business products. AXS-One Enterprise Solutions and Foundation products are described below.

        AXS-One Enterprise Revenue Manager manages the entire billing, collection and cash application process, including customer disputes, inquiries, and adjustments. Revenue Manager begins with the invoice to the customer and continues with an automated payment process. Once payment is received, Revenue Manager handles the entire cash application process by using either the customer's remittance instructions or system-constructed algorithms to apply the payment. Customers falling behind in payments are notified by system generated dunning letters and/or by collectors who are alerted to call the account. Receivables and Business Management are kept informed of progress through an automated escalation process, tuned to reflect local business rules. Revenue Manager extends its value by providing customers with a web-based self-service portal that allows for bill and statement presentation, account reconciliation, the registering and tracking of inquiries and disputes, and requests for change of credit limit and/or address. Sales and Customer Service representatives are also served through the provision of real time account status.

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

        AXS-One Enterprise Procurement Manager supervises the entire procurement lifecycle process, from supply need to payment for received goods (requisition-to-payment). Procurement Manager allows employees to securely buy supplies via an Intranet web site in a controlled environment. Procurement Manager manages the internal catalogs and/or links to external supplier catalogs via XML, manages budgetary controls, controls the approval process and creates the final purchase order. Once an invoice is received from the supplier, Procurement Manager conducts a three-way match between the original purchase order, the invoice and the receipt for accuracy. If everything matches, then Procurement Manager allows payment to be made. If a match is not found, Procurement Manager begins exception processing. Procurement Manager streamlines and automates the entire procurement process including budgetary controls, catalog maintenance, and inventory and approval management.

        AXS-One Enterprise Business Manager utilizes workflow rules to enforce company policies and establish effective controls over general ledger transactions and financial reporting, assisting firms in their efforts to comply with the Sarbanes-Oxley Act and related government regulations. Business Manager allows accountants to attach supporting documents and explanatory notes to specific journal transactions, then automatically routes journals to authorized persons for approval prior to posting to the general ledger. It also automates the preparation of Excel-based "budget packs" based on prior year actuals and the distribution of these preliminary budgets to department managers. The system keeps track of where each person is in the approval process, consolidating budget revisions, and transferring final budget figures to the general ledger. Business Manager streamlines the generation of periodic departmental profit and loss reports, actuals versus budget comparisons, and other key performance indicators. Reports are distributed to responsible individuals via email or may be made available over the web, ensuring timely and informed decision-making.

  AXS-One Financials:

        This is AXS-One's Foundation suite of products. It is a world-class suite of back-office administrative systems being used by some of the largest organizations in the world.

Module	Features
General Ledger	The General Ledger (GL) module provides comprehensive financial accounting and management information across multiple companies, currencies, and reporting calendars. It stores and maintains financial, statistical, and budgetary information for summary, comparison, calculation, inquiry, and reporting. AXS-One believes that the product fulfills statutory, consolidation, and management requirements while offering benefits such as comprehensive user control of essential functions and the ledger structure, n-dimensional chart of account structure, customization of the user interface, total integration with other AXS-One applications, and interfaces with non-AXS-One software (including XML support).
General Ledger—Add Ons
AXS Excel
The AXS Excel solution responds to the needs of finance departments who rely on Microsoft Excel as their primary reporting vehicle. It utilizes Microsoft Excel as a design and delivery mechanism, combining the ability to design MS Excel templates with the ability to automatically extract information from the AXS-One reporting suite and populate the information directly into designated areas of the template. AXS Excel can be used for production reports as well as for ad hoc, on-demand reporting.
TransAXS® Financial Reporting
The TransAXS Financial Reporting (FR) system allows an organization to fully automate its weekly, monthly and quarterly production of business performance metrics. Key performance indicators (KPI's) are presented in Microsoft Excel spreadsheets and distributed via email or an Internet browser to responsible individuals. TransAXS FR allows an organization to fully describe what information is to be sent to which individuals thus automating the creation and distribution of reports.
Budget Cycle Management
The Budget Cycle Management (BCM) module is workflow-based and is designed to allow organizations to automate the way budget information is downloaded/uploaded, disseminated and collected throughout the enterprise. It provides the ability to track the status of each form, reducing the manual intervention often involved in the budget cycle process. When combined with TransAXS FR, the system is also able to generate monthly, quarterly and annual reporting of actuals versus targets and can allow organizations to adopt a rolling forecast methodology.

AXS-One Clarity For Enterprise
The AXS-One Clarity module is an easy-to-use business intelligence tool that allows financial analysts and executives to spot trends and make decisions based on up-to-date financial information. Clarity extracts financial data, creates multidimensional cubes, and publishes the information to a secure website. Users can view the data from different perspectives, drill down and roll up, perform calculations, and create reports, charts and graphs.
Accounts Receivable
The Accounts Receivable module (AR) provides efficient and comprehensive debtor management facilities, offering complete financial accounting and management information, in multiple currencies, to fulfill statutory and management requirements. It is parameter-driven for precise matching to user requirements and offers users control of many functions including a complex cash rules engine for payment application. Users can create and monitor collection campaigns from queue records based on data from the customer master, customer statistics, and open item files using the Credit Manager's workbench function. Additionally, AXS-One Accounts Receivable has an optional Direct Invoicing module that handles pick list generation, invoice generation, deal pricing, and pricing and discount tables for goods and services. The AR module supports EDI 820 and 823 requirements as well as ACH defined debit and credit authorizations. It can be integrated with AXS-One's reconciliation module (AP) to unify cash management procedures. Through the use of various standard AXS-One utilities, data can be uploaded to and/or downloaded from external sources.
TransAXS Customer
The TransAXS Customer solution (TAC) is a collections management and dispute resolution system. The solution deals with adjustment processing and customer initiated disputes and inquiries, providing secure process control and management visibility. Business rules determine the generation, assignment and routing of "queries", or issues, and the basis under which management escalation will take place. Queries are generated automatically from credit risk assessment, cash matching reconciliation, and dunning follow-up processes. Each query carries comprehensive details of the issue, including notes, documents and attachments and provides links to the customer's relevant transactions, account details, and key performance statistics. Email alerts and a secure internet portal enables the sales force to be fully engaged with the status of their customers, either in advance of a visit or as dispute situations develop. The portal also serves customers, allowing them to access their account, register disputes, and monitor feedback. TAC drives value through improving collection performance, minimizing provisions and writeoffs, streamlining the handling of matching differences, and driving up customer satisfaction.

Accounts Payable
The Accounts Payable module (AP) is a sophisticated vendor management system. It offers an easy-to-use method of managing suppliers, vendors, and the purchasing cycle. It embraces purchasing statistics, cash management forecasting, employee advance and expense handling, EFT payment capability, built-in invoice logging, tracking and payment authorization and reconciliation procedures. It also provides comprehensive financial accounting and management reporting and inquiry (statistical and financial) in multiple currencies. Through the use of various standard AXS-One utilities, data can also be uploaded to and/or downloaded from external sources.
Purchase Order
The Purchase Order module (PO) enables automated purchase order processing, user-defined vendor evaluation, blanket and standard orders, and transmission of purchase orders through print, fax, email, EDI 850 or its XML equivalent. Additionally, the system provides utilities to automate catalog maintenance through support of EDI 832 or its XML equivalent and standard AXS-One utilities. The PO module also provides sophisticated buyer sourcing that includes automatic pick tickets and direct requisition to purchase order processing. This module may optionally be integrated with AXS-One's encumbrance or corporate budgeting module for additional spend management.
Expense Cycle Management
Expense Cycle Management (ECM) allows an organization to efficiently manage the entire payables cycle from invoice receipt to approval and payment, automating and simplifying what is normally a highly paper-intensive process. The system comes with a set of predefined, customizable business rules and a graphical process design tool that together enable the organization to reengineer the payment process in accordance with industry best practices. The system supports automated scanning and indexing of paper invoices and can also capture data submitted via fax, email, or XML. Business rules control the routing of invoices to managers for approval prior to payment based on criteria such as dollar amount or vendor. The solutions interact with approvers in two modes. Those users that do not have a large volume of invoices to approve are sent invoices via standard email, including optionally an image of the original invoice, and can approve from within email. Users with larger numbers of invoices to approve will typically only receive notifications via email and will approve invoices via a simple HTML interface. ECM maintains an audit trail so that the financial department can easily locate any invoice.

Procurement Cycle Management
Procurement Cycle Management (PCM) streamlines the purchasing process, eliminates paper handling, and enforces purchasing policies and budgetary controls. The system comes with a set of predefined, customizable business rules and a graphical process design tool that together enable the organization to reengineer the procurement process in accordance with industry best practices. PCM can electronically create both requisitions and purchase orders. For those organizations that still maintain hard copy forms, the requisitions and purchase orders may be scanned into the system. Upon completion of an online requisition, the system performs custom defined business rules and automatically approves or routes the requisition to a supervisor for manual approval and release. Once approved, a purchase order is automatically generated and sent to the vendor via email, fax, or XML. PCM also provides for capture of receipt information and can automatically alert users when their orders have arrived. PCM provides a full audit trail, allowing users to know instantly the status of any given requisition or purchase order.
TransAXS Procurement
The TransAXS Procurement solution (TAP) is a modern requisitioning and purchase order management system. It is fully integrated with Procurement Cycle Management and is designed to handle the myriad of requests made in an organization to purchase supplies or third party services. TAP utilizes an HTML interface and a standard Internet-shopping paradigm with shopping carts and checkouts. As a result, it requires minimal training for end users who are already familiar with purchasing products and services in an on-line environment. TAP can allow users to purchase products against an internal catalog or "punch-out" and purchase products directly from vendors' shopping sites. All purchases are routed for corporate approval and verifications are made against budget limits and personal authority levels.
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

Fixed Assets
The Fixed Assets (FA) module tracks fixed assets, maintains related financial and accounting records and provides for flexible, multiple depreciation calendars, user-defined asset identification and make, model and number descriptions. It can generate fixed asset information directly for the AXS-One Financials/General Ledger. This will produce the data required to update asset accounts, accumulated depreciation accounts, depreciation expense accounts, and disposition gain or loss accounts. This update can then be posted directly to the AXS-One Financials/General Ledger and, with the integrated reconciliation of GL and FA, can be easily monitored. Through the use of various standard AXS-One utilities, data can also be uploaded to and/or downloaded from external sources.
Encumbrance Accounting	The Encumbrance Accounting module enables public sector and not-for-profit organizations to avoid exceeding budgeted amounts by enforcing strict controls over disbursements and purchasing.
Tivity Solutions
TEAM (Time & Expense Accounting Management)
The Time & Expense Accounting Management module gives business and practice managers complete control over the process of recording and billing time and expenses at every level (client, engagement, project, office, responsible employee, etc.), as well as multiple options for cost and billing rates, contract billing and revenue recognition. Time and expense information, editing, and billing facilities can all be accessed from a standard web browser permitting up-to-the-minute accuracy and prompt invoicing of time and expenses incurred on multiple levels of clients and/or projects. This powerful management tool can be utilized to increase the productivity and profitability of all chargeable time and services, while providing flexibility in defining the billing rules for each client project. Through the use of various standard AXS-One utilities information can also be uploaded to and/or extracted from external sources.
SWIFT™-AXS
This module allows employees and contractors of Professional Services Organizations (PSOs) and Internal Service Organizations (ISOs) to remotely enter their timesheets and expense reports via the Internet or off-line on a personal computer. By providing timekeepers with an easy to use data capture system, timekeepers are encouraged to enter timesheets and expense reports in a more timely fashion resulting in more accurate data, while leaving these workers more time to concentrate on productive work.
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

  AXSPoint Solutions

        Solutions that enable organizations to electronically and securely capture, manage, and share corporate content and knowledge both within the enterprise, and with such enterprise's customers, suppliers and other business partners. AXS-One, through professional service offerings, also provides customers with resources who have technology and industry expertise. AXSPoint solutions are a powerful solution set for extending existing systems and for rapidly deploying collaborative commerce capabilities throughout a value network.

        AXSPoint solutions have been deployed as self-service information systems, Internet report publishing and distribution solutions, compliance solutions, customer service solutions, Internet-enabled information reconciliation solutions, and transaction confirmation solutions. These solutions are typically implemented in weeks, thus providing a rapid time-to-value. AXSPoint technology provides for the archiving and management of reports, legacy systems data, email and instant message communications, and other business documents. By combining this data with other data sources and process management and supplying easy access via a robust user interface, AXSPoint solutions facilitate short time-to-market for custom web applications. This rapid time-to-market combined with advanced process management functionality is a critical selling point that differentiates this AXS-One product line from competitive offerings. AXSPoint solutions scale easily from small companies to large multinational enterprises. AXS-One has clients globally using AXSPoint solutions, including Wachovia, Deutsche Bank, Chicago Mercantile Exchange, and JP Morgan Chase.

        AXSPoint technology is also an electronic books and records repository and, as such, not only delivers a powerful portal to information but can also eliminate many paper production and storage costs. AXSPoint solutions are able to store and manage many forms of information in various medias, including e-mail, business reports, compliance reporting, and much more. As a result, AXSPoint solutions are excellent replacements for microfiche. When utilized together with qualifying hardware systems and media, AXSPoint repository technology is also fully compliant with SEC Rule 17a-4 requirements for electronic communications such as email, instant messaging, reports, etc. The AXSPoint repository is able to store terabytes of information and is also an excellent tool for operational email management.

  AXSPoint Solutions:

Module	Features
AXSPoint Central	Consists of a central repository for storing business information, together with tools that allow information to be published for access from the repository. The base system comes with the ability to capture, manage, extract and present information from mainframe and legacy based systems, relational database management systems (RDBMS), XML, PDF and other business data content stores. Complex file formats such as Metacode, AFP, PCL5, EBCDIC and a variety of other output formats, such as binary office documents, are supported for index, archival and retrieval within the platform. These various formats may be internally generated or received from third-party organizations such as vendors, customers or business partners and re-purposed for application centric usage of the data over the web. Once information is stored in the repository, users can gain access to this information via a standard browser utilizing web-services technologies to service query request from the archive data. The repository stores full audit logging of archived data accesses and historical point-in-time views of all information allows users to analyze data from historical content.
AXSPoint Exchange
The AXSPoint Exchange solution allows rapid development of web-based Electronic Self Service (ESS) and dynamic content creation systems. AXSPoint Exchange solutions are designed to meet specific business needs, such as Electronic Bill Presentment and Payment (EBPP), Vendor Self Service, Customer Self Service, Billing Consolidation, and Report Consolidation and Analysis. Access to the software is via a standard web-browser and is authenticated for data-level secured access to AXSPoint Central content. Users can search, view, or download content as MS Excel spreadsheets or XML-tagged files for further analysis. These solutions are designed based on e-Cellerator architecture and can be combined with the AXS Process Manager module. AXSPoint Exchange's enhanced rapid development environment makes it easy to use when building and supporting web-based information management applications. The availability of optional business components and their accessibility via web services allow organizations to create any number of business critical process based solutions as well as to integrate these components with existing and new solutions across the enterprise.

The value of this product lies in its ability to provide enterprise-wide access to mission critical data on a secured platform with rapid time-to-value. Recent advances in the design of this product have reduced the skill level needed to produce such applications, thus reducing the overall cost of implementation.

Email and Instant Messaging Archival, Supervision & Legal Discovery
Built on the foundation of AXSPoint archive and retrieval technologies, Compliance Platform for Email and Instant Messaging is an enterprise solution that allows any organization to meet and manage compliance and operational management of email storage mandates and to leverage the corporate knowledge contained within email, instant messaging and other ancillary systems, such as fraud detection alerts, stored documents or host system data generated in report formats. By providing legal case monitoring/management, National Association of Securities Dealers (NASD) supervision or other application-centric business processes, the platform addresses issues currently faced by businesses such as regulatory compliance, long-term digital archival, information life cycle management, query and retrieval, automated records retention and disposition, and collection of information from disparate systems within a secure scaleable enterprise platform.
AXS Process Manager
The AXS Process Manager module is process automation technology that enables AXS-One e-business solutions to bridge and automate the process void that exists both within an organization and among organizations. Business solutions are rules based, allow user defined decision processing, manage business processes and documents, and are able to operate across the Internet.

AXS Process Manager is used to build total web-based business solutions. A powerful rules engine is integrated directly into AXS Process Manager that allows organizations to extend the reach of AXS-One applications to drive all facets of their business. AXS Process Manager will enable companies to build high-performance, production oriented, end-to-end process systems that directly access line-of-business and horizontal application data sources in batch mode and in real time without compromising information.
AXS-One Clarity for AXSPoint	A complement to the AXSPoint Central and AXSPoint Exchange environments, the AXS-One Clarity module for AXSPoint is a Java-based analytical tool allowing for cube-based analysis of enterprise content.

        Since the development of the AXSPoint Central and AXSPoint Exchange solutions, enhancements were made to leverage the power of eXtensible Markup Language (XML) which were further enhanced to allow AXSPoint Exchange to be deployed as a set of web services thus extending its value to organizations that wish to employ a centralized portal strategy. Significant enhancements were also made to the AXSPoint Exchange development capabilities via the deployment of Macromedia Ultradev Extensions. With these extensions a company can rapidly design and deploy complex Electronic Self Service (ESS) applications either as dedicated systems or through portals. In 2002, the AXSPoint product line released industry standard web services, based on SOAP and Universal, Description, Discovery and Integration (UDDI) protocols, to further enable content access for both end-user interfaces as well as enterprise application integration. Also in 2002, AXSPoint technology was extended to accept additional sources of information such as email and instant messages.

        In March of 2002, AXS-One was awarded AIIM's Enterprise Content Management Best Practice Award for an AXSPoint-based implementation at Brittany Ferries, a major European passenger and freight carrier, which enabled the rapid reconciliation of travel agent statements. In April 2002, AXS-One's web services technology was named "Best of AIIM 2002" by CMP Media's Transform Magazine.

        In 2003, the AXSPoint Central and AXSPoint Exchange solutions were enhanced to meet (when utilized together with qualifying hardware and media) the amended SEC regulatory compliance requirements, namely SEC Rule 17a-4, for long-term retention of electronic mail and instant messaging. The new product offerings are enterprise class platform solutions for solving the complex issues of compliance, storage and risk mitigation through a single mature comprehensive platform for digital archival and process driven application development. The new software components deliver functionality for policy driven active email archival, monitoring, supervision, records management and disposition for multiple email systems such as Microsoft Exchange and Lotus Notes and multiple instant messaging providers such as America Online, MSN and Yahoo. Our core offerings also provide pre-defined integrations with industry leading best-of-breed providers of instant messaging capture applications.

        Partnerships with key vertical industry providers for service based (Hosted and ASP) email, instant messaging and records management and disposition archival and compliance offerings either have been or are in the process of being established for 2004.

AXS-One Collaboration FrameWorks Solutions

        AXS-One Collaboration FrameWorks Solutions are rapid response, high return on investment (ROI), point solutions that address many issues confronting companies under pressure to compete effectively with limited budget and personnel resources. These solutions include best practice templates and integrated software components from both the AXSPoint Exchange and AXS-One Enterprise product lines.

        AXS-One Collaboration FrameWorks Solutions allow organizations to significantly improve their business performance in keys areas without the need for replacing existing systems by plugging process and information gaps with point solutions. AXS-One Collaboration FrameWorks Solutions are tactical solutions that are designed to be implemented in days or weeks rather than months or years. The result is very focused projects, with short-term ROIs and without the risks normally associated with typical strategic IT initiatives. AXS-One Collaboration FrameWorks Solutions are deployed over the Internet and are based on a very robust web-services architecture.

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

  •
  Automated Approval Processing

  •
  Period-end Variance Analysis and Budgeting

  •
  Help and Support Desk Management

Architecture

        At the heart of AXS-One's e-business solutions are e-Cellerator products, which utilize an open, Internet-ready, n-tier, component based, web-services architecture designed to adapt to new technological innovation and enable organizations to capitalize on these innovations quickly and cost-effectively. The architecture was created to simplify continuous process re-engineering (CPR) and allow companies to achieve their goals of increased competitiveness and reduced costs. e-Cellerator products allow AXS-One's business solutions to either be installed on in-house computing resources or to be remotely hosted by third-party application service providers (ASPs). This in turn leads to rapid implementation times and reduced project risks.

        The e-Cellerator products are Internet-based, process-centric, highly scalable and robust, able to handle the very high levels of transaction volumes and availability demanded by e-business solutions. These products are built to promote collaborative business communications and integration through web services. e-Cellerator products have been designed by AXS-One to enable the design and creation of e-business solutions that connect disparate business processes and legacy systems across the Internet. These products can access information through a variety of approaches and extract information contained in multiple data sources. Information can be extracted from computer reports, relational databases, e-mail messages, XML documents, etc. e-Cellerator products can be interfaced to legacy systems through Application Programming Interfaces (API) available via web services and multiple messaging protocols, including XML, and can publish information via e-mails, reports, direct updates, messages, HTML pages or XML documents. AXS-One tools can transform various forms of information into standardized XML and store this information in an XML repository without the need for retrofitting a company's legacy applications.

        AXS-One's e-Cellerator products support relational database management systems (RDBMS) from vendors such as Microsoft Corporation (Microsoft SQL), Oracle Corporation (Oracle), Sybase, Inc. (Sybase), and Informix Corporation (Informix). AXS-One's solutions may be available on a variety of UNIX-based application servers—Sun Microsystems, Inc. (Sun), Hewlett-Packard Corporation (HP), and International Business Machines Corporation (IBM), as well as Intel-based servers running Windows 2000 and, starting in 2004, Windows 2003. Linux is available for certain solutions, but not deployed.

        The AXS Desk™ interface is a technology that sits on a web server and allows a user to access AXS-One solutions through an intuitive, browser interface that may be customized using an industry standard form design environment. AXS-One's traditional client/server solutions, which utilize a thin Microsoft VB forms-based client, are also available. Any mix of browser-based and VB-based interfaces may be used in a single implementation.

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

        AXS-One has adapted these robust business components to a web services architecture. AXS-One's e-Cellerator architecture is based on the latest technology, including web services, SOAP, XML, HTTP and other standards. This architecture provides a simple, firewall friendly, easily deployable web services interface. At the same time, this architecture provides for excellent scalability and reliability through the use of sophisticated resource pooling and request routing techniques.

        The web services infrastructure provides access to both existing and new business process components. These business components provide real time access to system information, and can be used to process transactions in real time.

        All AXS-One web services are based on the industry standard interface definition language (WSDL), and support the SOAP protocol. Therefore, AXS-One web services are compatible with modern development and deployment environments, such as Microsoft's .Net and J2EE (including, for example, BEA WebLogic deployments). This allows customers to use these environments to take advantage of AXS-One web services.

        AXS Process Manager (workflow) and AXSPoint solutions can access and manage information from a variety of sources, including RDBMS systems, XML files, message queue products such as IBM's MQ-Series, e-mail messages, images, faxes, reports, and other sources.

        Using the e-Cellerator architecture, web services can now be valid information sources. For example, a static report can be enhanced with real time information from a web service (such as current status, or credit limit) enhancing the business value of that report without recreating the report.

        The Company believes that the benefits of a web services-based business component orientation are becoming increasingly apparent. Component-oriented applications tend to be more modular than those developed with traditional methods, have cleaner interfaces, more shared code, and fewer entry points. Application developers work in a simpler development environment that is less prone to error and produce applications that are easy to maintain, enhance, and distribute across the network. As a result, end-users get applications that are reliable, manageable, and easy to adapt to changing business requirements.

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

        In June 2003, AXS-One announced the release of Enterprise 8w, a new version of its Foundation products built on a web services architecture. The revised architecture differs from AXS-One's traditional client/server architecture in that it adds a "templates and components" infrastructure deployed in an Internet server tier and re-engineered components to communicate with a standard XML web services protocol. This architecture allows an organization to easily connect AXS-One systems with other internal systems and to integrate the systems of trading partners and customers into its processes.

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

        By contrast, AXS-One's N-tier component based architecture allows customers to easily customize and extend the AXS-One applications without modifying the source code. The following types of customizations can be implemented without source code changes: changes to the presentation/user interface, extending process logic, application logic, validation rules, process rules, relational information model, inquiries, reports, and drill-down modules. In addition, web services provide direct access to application modules and to specific business components, facilitating integration and interoperability with other systems.

Integration and Interoperability

        AXS-One's e-Cellerator products now contain extensive support for XML-based processing. For example, AXS-One's Genex interfaces, which provide straightforward techniques for importing and exporting information, primarily utilize XML as the interface of choice.

        AXS-One's report generation sub-system (Epic) is optimized to create XML reports in addition to standard text based reports. Now, for example, XML purchase orders can be constructed and sent to a vendor over the Internet.

        AXSPoint solutions can archive and retrieve XML documents, providing a high performance repository of business information. Traditional reports can be converted into XML documents, creating new uses for existing reports.

        AXS-One's web services provide the ability to access and update information in batch or real-time using XML messages, allowing the solutions to be highly integrated and even tailored to meet specific customer requirements. Finally, AXS-One Financial and AXS Process Manager solutions can be executed with XML messages, providing the ability to embed all or part of these solutions in customer systems.

Maintaining Security

        AXS-One's e-Cellerator products provide multiple levels of security, including ways to define update versus read-only access within specific transactions. An organization's security hierarchy exists both across systems and within individual applications.

        For information level security, AXS-One's applications support no access, read-only access and read-write access for business documents. This is defined in a security maintenance function, and uses application-based security schemes. AXS-One's security extends the native security mechanisms built into UNIX or Windows 2000/2003, as well as native RDBMS security on a per user, user group or system-wide basis. In 2003, the Foundation products were extended to support the use of LDAP servers (Lightweight Directory Access Protocol) as the repository for system user ID's and passwords. This allows customers to leverage this industry standard repository to manage user ID's.

        AXS-One offers an additional security authorization server targeted toward self-service and self-deployable applications. Further, since AXS-One leverages standard web server technologies, standard Internet security schemes, such as SSL and RSA can be used to provide additional transactional security.

        AXS-One Web Services are built on industry standards including XML, SOAP and WSDL. Our Web Services include a full set of proven, pre-built financial services to assist in billing, collections, payments, etc., for full end-to-end control of business processes. AXS-One Web Services allow applications to share services and exchange information regardless of operating system, platform, device or interface. Our Web Services provide a robust ticket-based security envelope, modeled on the Kerberos authentication protocol, to control user and application access to services and information.

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

        As of December 31, 2003, the Company had 107 employees worldwide providing customer support, consulting and training services. To maintain a high standard of service, the Company requests customer evaluations of client support personnel on a quarterly basis. Incentive compensation for these personnel is based, in part, on the results of these reviews. The Company's services are described below.

Client Support

        Support for domestic U.S. clients is based out of the Company's corporate headquarters in Rutherford, New Jersey. Client support centers are also based in Johannesburg, London, Melbourne, Singapore, and Sydney. Annual maintenance contracts are generally required for the first year of a customer's use of the Company's products, and are renewable on an annual basis. The maintenance contract entitles the customer to any upgrades to licensed products released during the term of the contract. Maintenance fees vary depending on the hours of hot-line support requested by the customer and typically range between 18% and 25% of the license fees.

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

Technical Services

        The Company offers assistance in developing interfaces with third party software or legacy systems. These services are designed to enable the development of additional client-specific functionality and to integrate with other mission critical systems. The Company also provides network troubleshooting and assists its customers in deploying Internet systems, RDBMS software and operating systems.

Consulting Services

        The Company's consulting services organization provides project assurance, business systems review, technical design, functional design, business modeling, system tailoring, system certification, change management and ongoing project support in connection with a customer's implementation of the Company's products. Similar services are also provided for upgrades to later versions of the software and migrations to different operating platforms. The Company frequently works with third-party consultants and system integrators to provide customers with a full range of installation, customization and project management services.

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

        Since its inception in 1978, the Company has established strategic alliances and relationships with a number of organizations as an integral component of its go-to-market strategy. The Company believes those relationships are important to the development, sales, marketing, integration, and support of its products. During 2004, the Company intends to continue to develop its strategic alliances and collaborate with hardware and software vendors, consulting firms, systems integrators and platform/technology firms.

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

        The Company provides education, technical support and training services to its strategic business partners. The Company is planning new sales and marketing programs in 2004, including updates to its website, direct mailers and newsletters, to find and contact potential new partners.

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

        As of December 31, 2003, the Company had 69 employees engaged in product development and engineering.

Competition

        The e-business software market is intensely competitive and rapidly changing. A number of companies offer products similar to the Company's products and target the same customers as the Company. The Company believes its ability to compete depends upon many factors within and outside its control, including the timing and market acceptance of new products and enhancements developed by the Company and its competitors, product functionality, performance, price, reliability, customer service and support, sales and marketing efforts and product distribution. The Company's AXS-One Enterprise Solutions are positioned in a highly dynamic market, with competition from traditional ERP vendors such as the financial applications software offered by SAP, Oracle Corporation, PeopleSoft, Inc. and others. In addition, many of the traditional ERP software providers have entered the e-business marketplace. In the web-based procurement market traditional ERP vendors, Ariba and others are in competition with our Procurement Manager Solution. Traditional competitors for the Company's AXSPoint Central product are IBM, Systemware, Mobius IXOS and others. The principal AXSPoint Solutions' competitors in the area of statement presentment include Mobius, Bluegill, Alysis and others. AXSPoint Solutions' competitors for the email and instant messaging compliance platform products include IBM, EMC (Legato), iLumin and KVS and others. See "Business—Risk Factors."

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

        The Company has obtained Federal registrations for its trademarks "AXS One®," the distinctive AXS-One logo, "Access Tomorrow Today®," "AXSPoint®," "TransAXS®," and "Computron®. In addition, the Company has certain U.S. common law rights, and rights under foreign laws in relation to its trademarks, service marks and product names. Although the Company believes that the trademarks and service marks it uses are distinct, there can be no assurance that the Company will be able to register or protect such trademarks and service marks. See "Business—Risk Factors."

Employees

        As of December 31, 2003, the Company had 250 full-time employees, 164 within the United States and 86 outside the United States, including 69 in product development and engineering, 107 in customer service and support, 36 in sales and marketing, 31 in finance, administration and executive management and 7 in Hospitality Warehouse. The Company's employees are not covered by any collective bargaining agreements. The Company believes that its relations with its employees are good.

Risk Factors

We have a previous history of net losses.

        Although AXS-One generated revenues and reduced costs sufficient to be profitable in 2002 and 2003, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future. AXS-One generated net income of $1.9 million and $2.3 million during the years ended December 31, 2002 and 2003, respectively, and incurred a net loss of $4.7 million for 2001. As of December 31, 2003, we had an accumulated deficit of $76.5 million.

        AXS-One's quarterly operating results may fluctuate as a result of various factors inherent in our business that may cause the market price of our common stock to fall. Additionally, our business has and will continue to experience significant seasonality.

        AXS-One's revenue and operating results have fluctuated and may continue to fluctuate significantly from quarter to quarter in the future, causing our common stock price to be quite volatile. A variety of factors, many of which are not in our control, cause these fluctuations and include, among others:

  •
  the proportion of revenues we earn from license fees versus fees for the services we provide,

  •
  the number of third parties we use to perform services,

  •
  the amount of revenues we generate from our sale of third party software,

  •
  changes in our product mix,

  •
  demand for our products,

  •
  the size and timing of individual license transactions,

  •
  the products and enhancements that we, or our competitors, introduce,

  •
  changes in our customers' budgets,

  •
  potential customers' unwillingness to undertake major expenditures with us due to our past operating results,

  •
  competitive conditions in the industry and general economic conditions and

  •
  unrest in the Middle East or other world events.

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

The markets in which we compete are intensely competitive.

        AXS-One cannot assure anyone that we will be able to compete successfully against current or future competitors or that competitive pressures will not have a material adverse effect on our business, operating results and financial condition. Our markets are intensely competitive and changing rapidly. A number of companies offer products similar to ours and target the same customers. We believe that our ability to compete depends upon many factors, many of which are not in our control, including, among others,

  •
  timing and market acceptance of new products and enhancements developed by us, as well as by our competitors,

  •
  whether our products are reliable, how they function, perform, and are priced,

  •
  our customer service and support,

  •
  our sales and marketing efforts, and

  •
  our product distribution.

        AXS-One solutions are positioned in a highly dynamic market, with competition from traditional ERP vendors such as the financial applications software offered by SAP, Oracle Corporation, PeopleSoft, Inc. and others. Additionally, many traditional enterprise resource planning software providers have entered into the e-business marketplace. In the web-based procurement market traditional ERP vendors, Ariba and others are in competition with our Procurement Manager Solution. Traditional competitors for our client/server version of the AXSPoint Central product are IBM, Systemware, Mobius and others. The principal AXSPoint Solutions' competitors in the area of statement presentment include Mobius, Bluegill, Alysis and others. AXSPoint Solutions' competitors for the email and instant messaging compliance platform products include IBM, EMC (Legato), iLumin and KVS.

        Most of our competitors are substantially larger than us, and have significantly greater financial, technical and marketing resources, and extensive direct and indirect distributing channels. As a result, our competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements or to devote greater resources to developing, promoting and selling their products than we can. Our products also compete with those offered by other vendors and with proprietary software developed by third-party professional service organizations, as well as by potential customers' management information systems departments.

        As our markets continue to develop and expand, we expect established and emerging companies to compete with us due to the relatively low barriers necessary to enter the software market. We expect that competition will also increase as the software industry consolidates. Furthermore, we cannot assure anyone that any of the companies with whom we currently have relationships, many of which may have significantly greater financial and marketing resources than we do, will not, in the future, develop or market software products that compete with our products, or discontinue their relationship or support of us.

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

AXS-One depends on a few principal products for its revenues.

        Substantially all of our revenues are derived from licensing and fees from related services of

  •
  AXS-One Enterprise Solutions and

  •
  AXSPoint Solutions

        We expect that these products and services will continue to account for substantially all of our revenues during 2004. Accordingly, our future operating results will depend, in part, on

  •
  achieving broader market acceptance of our products and services,

  •
  maintaining our customer base, as well as

  •
  enhancing these products and services to meet our customers' evolving needs.

        During 2003, certain customers did not renew their annual maintenance, primarily due to our customers being acquired or merged with companies using other software. We cannot assure anyone that this trend will not continue or that we will be able to maintain our existing customers.

        Additionally, during 2004, our AXS-One Enterprise Solutions and AXSPoint Solutions each need to gain greater market acceptance. If

  •
  demand in the market for our type of software is reduced,

  •
  competition increases, or

  •
  sales of such products or services decline,

any of these factors could have a material adverse affect on our business, operating results and financial condition.

AXS-One has a concentration of revenues from certain customers.

        During the last three years, AXS-One has generated a significant amount of revenues from a select number of customers. Because of the size of certain of our customers, it is likely that they will continue to generate a significant portion of our revenues especially in our services revenue area. If any of these customers should discontinue their business with us it could have a material adverse affect on our business, operating results and financial condition. There is no assurance that we would be able to replace these lost revenues with revenues from new or other existing customers.

        For the year ended December 31, 2003, two customers, Pfizer, Inc. and AIG Insurance, represented 18.7% and 12.1%, respectively, of total revenues. For the year ended December 31, 2002, two customers, AIG Insurance and Pfizer, Inc., represented 12.0% and 16.1%, respectively, of total revenues. For the year ended December 31, 2001 one customer, Pfizer Inc., represented 12.1% of total revenues. License revenues included 29.5% of revenue from two customers in 2003, 14.7% from one customer in 2002 and 27.3% from one customer in 2001. Services revenues included 31.9% of revenue from two customers in 2003, 30.7% from two customers in 2002 and 14.6% from one customer in 2001.

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

        Software products as complex as those we offer often encounter development delays and, when introduced or when new versions are released, may contain undetected errors or may simply fail. These delays, errors or failures create a risk that the software will not operate correctly and could cause our future operating results to fall short of expectations published by certain public market financial analysts or others. From time to time, we develop products that are intended to be compatible with various new computer operating systems, although we make no assurances that we will successfully develop software products that will be compatible with additional operating systems or that will perform as we intend. Additionally, our products, technologies and our business in general rely upon third-party products from various sources including, among others,

  •
  hardware and software vendors,

  •
  relational database management systems vendors,

  •
  reporting software vendors, or

  •
  email system vendors.

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

        Although we are currently in compliance with the continued listing requirements of the American Stock Exchange, as we have previously reported, that has not always been true in the past, and no assurances can be made that we will continue to be in compliance with those requirements in the future. In the event that we were to cease being in compliance with those requirements at some time in the future, the American Stock Exchange could choose to de-list our stock from trading on that Exchange. If our common stock were to be de-listed by the American Stock Exchange, we might be unable to list our common stock with another stock exchange. In that event, trading of our common stock might be limited to the OTC Bulletin Board or similar quotation system.

        Inclusion of our common stock on the OTC Bulletin Board or similar quotation system could adversely affect the liquidity and price of our common stock and make it more difficult for AXS-One to raise additional capital on favorable terms, if at all. In addition, de-listing by the American Stock Exchange might negatively impact AXS-One's reputation and, as a consequence, its business.

In the future, AXS-One may not have sufficient capital resources to fully carry out its business plans.

        Our ability to carry out our future business plans and achieve the anticipated results will be affected by the amount of cash generated from operations. There is also the risk that cash held by our foreign subsidiaries will not be readily available for use in our U.S. operations as the transfer of funds is sometimes delayed due to various foreign government restrictions. Accordingly, we may in the future be required to seek new sources of financing or future accommodations from our existing lender or other financial institutions, or we may seek equity infusions from private investors. We may also be required to further reduce operating costs in order to meet our obligations.

        On March 26, 2004, we amended our existing Loan and Security Agreement (see Note 3 to the Consolidated Financial Statements) to extend the termination date, from March 31, 2004 to May 28, 2004, to give both parties sufficient time to potentially enter into a new debt agreement. We still expect to pay the remaining amount due on the term loan by March 31, 2004 as required prior to this extension. We are currently in discussions with our existing lender and other financial institutions for possible future financing arrangements.

        However, no assurance can be given that management's initiatives will be successful or that any such additional sources of financing, lender accommodations or equity infusions will be available. As a result our business, operating results and financial condition could be adversely impacted.

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

A variety of risks associated with AXS-One's international operations could adversely affect our business.

        Risks inherent in international revenue include the impact of longer payment cycles, greater difficulty in accounts receivable collection, unexpected changes in regulatory requirements, tariffs and other trade barriers, and difficulties staffing and managing foreign operations. In addition, most of our international license fees and services revenues are denominated in foreign currencies which can have an impact on our consolidated revenues as exchange rates fluctuate. With respect to our international sales that are U.S. dollar denominated, decreases in the value of foreign currencies relative to the U.S. dollar could make our products less price competitive. These factors may have a material adverse effect on our future international revenue.

        We believe that our continued growth and profitability will require AXS-One to expand its sales in international markets, which require significant management attention and financial resources. As a result, we expect that revenues from customers outside the United States will continue to represent a significant percentage of our total revenues in the future. We cannot assure anyone, however, that we will be able to maintain or increase international market demand for our products and services.

        The information below shows the effects of the sale of the Company's Central and Eastern Europe (C.E.E.) subsidiary during 2001, upon revenues from our foreign customers. In 2003, 2002 and 2001 the Company's total revenues from customers outside the United States were as follows:

	Customers Outside the United States (including C.E.E.)		Customers Outside the United States (excluding C.E.E.)
Year
	$ Amount	Percentage	$ Amount	Percentage
2003	$15.0 million	37.7%	$15.0 million	37.7%
2002	$11.5 million	30.8%	$11.5 million	30.8%
2001	$13.9 million	33.8%	$12.5 million	31.5%

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

        Most of our international license fees and service revenues are denominated in foreign currencies. Decreases in foreign currency values relative to the U.S. dollar could result in losses to us from foreign currency translations. Currently, we do not hedge against foreign currency exchange risks but in the future we may commence hedging against specific foreign currency transaction risks. We may be unable to hedge all our exchange rate exposure economically and exchange rate fluctuations may have a negative effect on our ability to meet our obligations. For those international sales that are U.S. dollar-denominated, any decreases in the value of foreign currencies relative to the U.S. dollar could make our products less price competitive.

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

  •
  implement our software products, and

  •
  support our customers.

        These relationships assist our product development process and assist us in marketing, servicing and implementing our products. A number of these relationships are not memorialized in formal written agreements.

        Our products also incorporate software that we license from third parties. These licenses expire from time to time and generally, we do not have access to the source code for the software that a third party will license to us. Certain of these third parties are small companies without extensive financial resources. If any of these companies terminate relationships with us, cease doing business, or stop supporting their products, we may be forced to expend a significant amount of time and development resources to try to replace the licensed software. We may also find that replacement is not possible or commercially feasible. If that were to occur, our business, operating results and financial condition could be adversely impacted.

AXS-One's executive officers, directors and affiliates own a significant amount of its common stock.

        This control may prevent or discourage tender offers for our common stock unless these controlling stockholders approve the terms of any such offers. As of March 12, 2004, AXS-One's executive officers, directors and affiliates together beneficially own approximately 31.9% of our outstanding common stock. As a result, these stockholders are able to exercise control over matters requiring stockholder approval including:

  •
  electing directors, and

  •
  mergers, consolidations, and sale of all or substantially all of our assets.

AXS-One relies on its key personnel and may have difficulty attracting and retaining the skilled employees it needs to operate successfully.

        AXS-One's future success will depend, in large part, on the continued service of its key executives, and if we fail to attract and maintain those executives, the quality of our products, our business, financial condition and operating results could suffer. AXS-One has experienced turnover of its key executives in the past particularly in the position of Vice President of Sales. In April 2003, Alexander Karakozoff joined the Company as Senior Vice President of Sales and Marketing in North America reporting to Mr. Gennaro Vendome. The previous Vice President of Sales had been with the Company for two years prior to his resignation in January 2003. On February 10, 2004 we filed a Form 8-K reporting that our Chief Executive Officer, John A. Rade, plans to retire on or about the end of 2004. The Board of Directors has formed a succession committee and engaged the firm of Spencer Stuart to assist in the search for the best-qualified successor to Mr. Rade. Mr. Rade will work with the Board to find the most highly qualified successor and will remain active with AXS-One until at least the end of the year to assist his successor and implement the smoothest possible transition. We cannot assure anyone that a suitable replacement for Mr. Rade will be found during 2004, or that turnover of our key executives will not continue, and that such turnover would not adversely affect our business, operating results and financial condition.

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

        AXS-One has never paid or declared any cash dividends and we do not expect to pay any cash dividends in the foreseeable future. We currently intend that future earnings, if any, will be retained for business use.

Available Information

        Our annual report on Form 10K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports are available, without charge, on the SEC web site, www.sec.gov, as soon as reasonably practical after they are electronically filed with, or furnished to, the SEC. The investor section of our web site, www.axsone.com, provides a direct link to AXS-One filings with the SEC. Copies are also available, without charge, from AXS-One Inc., Investor Relations, 301 Route 17 North, Rutherford, NJ 07070.

Directors, Executive Officers and Key Management Employees

        The current directors, executive officers and key management employees of the Company as of March 9, 2004, are as follows:

Name	Age	Position
John A. Rade	69	President, Chief Executive Officer, and Director
Elias Typaldos	53	Executive Vice President, Technology and Business Operations and Chairman of the Board
Gennaro Vendome	57	Executive Vice President Sales, Marketing & Consulting, North America and Director
Alex Karakozoff	48	Senior Vice President, Sales and Marketing, North America
Paul Abel	50	Vice President, Secretary and General Counsel
William G. Levering III	43	Vice President, Chief Financial Officer and Treasurer
Nancy J. Turner	45	Vice President, Global Services
Thomas V. Manobianco	47	Vice President, Professional Services, North America
Daniel H. Burch (1)	52	Director
Robert Migliorino (2)	54	Director
William E. Vogel (1) (3)	66	Director
Edwin T. Brondo (2) (3)	56	Director
Allan Weingarten (1) (3)	66	Director

(1)
Member of the Audit Committee

(2)
Member of the Compensation Committee

(3)
Member of the Nominating Committee

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

        Alexander L. Karakozoff joined the Company in April 2003 as the Senior Vice President of Sales and Marketing. Prior to joining the Company, he was Senior Vice President Sales and Marketing of iLumin Corporation, a secure software applications start up company. Previous to iLumin, Mr. Karakozoff held positions in two financial application software companies: Vice President at PeopleSoft Inc. in 2000 and 2001 and Area Vice President at Oracle Corporation in 1999. In 1998 he was a Management Consultant to E. Jeffrey Bradford Group, a private capital company.

        Nancy J. Turner joined the Company in September 1997. In December 2000, Ms. Turner assumed leadership of the AXS-One Global Services Team, which provides the services and infrastructure to support the efforts of local operations around the world. Prior to that, Ms. Turner served as AXS-One's Vice President of Knowledge Systems, Director of Documentation and Training, Assistant to the President for International Operations, and Director of the Year 2000 office. Before joining the Company, Ms. Turner's assignments included Unit Delivery manager for the New Jersey unit of Cap Gemini, a consulting company, and various client services roles at ADP, a payroll services company.

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

        Robert Migliorino has been a director since 1991. As of January 1, 2002, Mr. Migliorino is a Managing Director and founding partner of W Capital Management LLC, a private equity investment firm. Prior to W Capital he was a founding partner of the venture capital partnership Canaan Partners, which through its affiliates was until early 2000 a principal stockholder of the Company. Prior to establishing Canaan Partners in 1987, he spent 15 years with General Electric Co. in their Drive Systems, Industrial Control, Power Delivery, Information Services and Venture Capital businesses.

        William E. Vogel has been a director since August 1996. Mr. Vogel is currently retired. From 1971 to October 2002, Mr. Vogel was Chief Executive Officer of Centennial Financial Group, Inc., which is in the health insurance business. He was also the Chief Executive Officer of W.S. Vogel Agency, Inc., a life insurance brokerage general agency, from 1961. From November 2000 to October 2002, Mr. Vogel was an employee and Executive Sales Manager for Benefitmall.com which is in the employee benefits business.

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

        Allan Weingarten has been a director since October 2000. On December 31, 2003, Mr. Weingarten retired from Jacuzzi Brands, Inc. (formerly U.S. Industries, Inc.), a manufacturer of home and building products, where, since January 2001, he was the Senior Vice President and Chief Financial Officer. He continues his work as a private investor and independent business consultant that he began in 1995. He is also a director of Programmers Paradise, Inc.

        Each of the Directors shall be subject to re-election at the 2004 Annual Stockholders meeting.

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

Item 4. Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of security holders during the fourth quarter of 2003.

PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters

        The Company's Common Stock currently trades on the American Stock Exchange under the symbol "AXO."

        The following table lists the high and low sales prices for the periods set forth below:

Period	High	Low
2003
First quarter	$0.80	$0.52
Second quarter	0.98	0.59
Third quarter	1.31	0.76
Fourth quarter	2.18	1.10
2002
First quarter	$1.49	$0.45
Second quarter	1.23	0.44
Third quarter	0.69	0.36
Fourth quarter	0.81	0.40

        As of March 12, 2004 the approximate number of record holders of the Company's Common Stock was 688.

        The Company has never paid cash dividends on its capital stock. The Company currently intends to retain any earnings for use in its business and does not anticipate paying any cash dividends in the foreseeable future.

Item 6. Selected Consolidated Financial Data

        The selected consolidated financial data set forth below for the years ended December 31, 2003, 2002, 2001, 2000 and 1999 have been derived from the audited consolidated financial statements of the Company. The consolidated statement of operations data for the years ended December 31, 2003, 2002 and 2001 and the consolidated balance sheet data as of December 31, 2003 and 2002 are derived from, and are qualified by reference to, the audited consolidated financial statements and the related notes thereto included elsewhere in this report. The selected consolidated financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements of the Company and related notes thereto included elsewhere in this report.

	Years Ended December 31,
	2003	2002	2001	2000	1999
	(In thousands, except per share data)
Statement of Operations Data: (1)(2)
Revenues:
License fees	$6,443	$3,917	$5,421	$8,765	$11,468
Services (3)	32,948	33,030	35,272	41,787	46,400
Other—related parties	300	405	542	—	—

Total revenues	39,691	37,352	41,235	50,552	57,868
Operating expenses:
Cost of license fees	1,524	1,482	1,355	1,245	1,955
Cost of services (3)	15,832	15,479	18,393	22,781	24,647
Sales and marketing	7,297	6,364	9,504	10,546	12,064
Research and development	6,832	6,704	7,029	6,926	7,600
General and administrative	5,634	4,559	8,303	9,242	12,213
Goodwill impairment	—	—	—	—	573
Restructuring costs	—	—	797	—	—

Total operating expenses	37,119	34,588	45,381	50,740	59,052

Operating income (loss)	2,572	2,764	(4,146)	(188)	(1,184)
Other expense:
Loss on sale of subsidiaries	—	—	—	—	(2,242)
Equity in losses of joint ventures	(114)	(525)	(121)	—	—
Other, net	(241)	(375)	(570)	(415)	(580)

Total other expense	(355)	(900)	(691)	(415)	(2,822)

Income (loss) before income tax benefit, net and extraordinary item	2,217	1,864	(4,837)	(603)	(4,006)
Income tax benefit, net	99	60	182	304	508

Income (loss) before extraordinary item	2,316	1,924	(4,655)	(299)	(3,498)
Extraordinary loss on modification of debt	—	—	—	—	(182)

Net income (loss)	$2,316	$1,924	$(4,655)	$(299)	$(3,680)

Basic and diluted net income (loss) per common share	$0.09	$0.08	$(0.19)	$(0.01)	$(0.15)

Weighted average basic common shares outstanding	24,945	24,818	24,785	24,624	23,914

Weighted average diluted common shares outstanding	26,264	25,511	24,785	24,624	23,914

	As of December 31,
	2003	2002	2001	2000	1999
	(In thousands)
Balance Sheet Data: (2)
Cash and cash equivalents, short-term investments and restricted cash	$3,002	$2,769	$1,092	$2,257	$1,455
Working capital deficiency	(5,092)	(8,391)	(10,705)	(6,990)	(6,862)
Total assets	12,150	10,599	10,060	15,184	17,501
Deferred revenue	8,946	8,821	8,782	7,496	8,534
Total long-term debt	—	547	1,347	1,222	2,425
Total stockholders' deficit	(3,699)	(6,025)	(8,180)	(3,808)	(5,348)

(1)
For the 1999 period, the data above included subsidiaries in France and Germany that were sold during 1999.

(2)
For the periods 1999 through 2001, the data above included the subsidiary in Central and Eastern Europe that was sold during 2001.

(3)
For the 2001 and 2000 periods, reimbursed "out of pocket" expenses of $1,216 and $1,776, respectively, have been reclassifed as revenue from a reduction of cost of services to conform with the 2003 and 2002 presentations. Data for 1999 was unavailable.

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

Executive Overview

        We are a provider of e-business solutions for global 2000 companies, professional service organizations (PSOs) and financial managers, who have implemented high-volume, scalable and secure business solutions for hundreds of customers across the globe. Our family of products, e-Cellerator products, are designed to meet the needs of organizations that wish to conduct business across the Internet whether these needs are based on internal or external organizational requirements. See "Item 1. Business."

        Our revenues are derived mainly from license fees from software license agreements entered into between AXS-One and our customers with respect to both our products and, to a lesser degree, third party products resold by AXS-One and services revenues from software maintenance agreements, training, consulting services including installation and custom programming.

        We are based in Rutherford, New Jersey with approximately 250 full-time employees in offices worldwide, including Asia, Australia, Canada, South Africa, the United Kingdom and the United States. In 2003, our foreign offices generated approximately 37.7% of our total revenues.

        During January 2001, we entered into two South African joint ventures: AXS-One African Solutions (Pty) Ltd ("African Solutions") and Hospitality Warehouse (Pty) Ltd ("Hospitality Warehouse"). African Solutions sells and services our suite of products. Hospitality Warehouse uses our procurement software and generates fees from purchases made by member companies primarily in the hospitality industry. Ownership was 50% or less in each joint venture through November 30, 2002 at which time we acquired, for a nominal amount, the remaining 50% of common stock of Hospitality Warehouse to make it a wholly owned subsidiary. We use the equity method of accounting for our investments in 20 to 50-percent-owned companies. Under the equity method, investments are stated at cost plus or minus our equity in undistributed earnings or losses.

        We encounter competition for all of our products in all markets and compete primarily based on the quality of our products, our price, our customer service and our time to implement. The timing of the release of new products is also important to our ability to generate sales. During the second half of 2003, we released our new Email and Instant Messaging Archival, Supervision & Legal Discovery ("Email Compliance") software in response to new regulatory requirements for financial institutions in the United States as well as to address the need to reduce costs in the email management area. This new product alone accounted for approximately 49% of our total license fee revenues in the fourth quarter. In early

2004, we increased our sales and services teams in order to meet the needs of this growing market and capitalize on this opportunity, though there is no assurance that these efforts will have the desired results.

        Our future ability to grow revenue will be directly affected by increased price competition and an increasingly higher maintenance revenue base from which to grow. Our growth rate and total revenues depend significantly on future upgrades for existing customers as well as our ability to expand our customer base and to respond successfully to the pace of technological change. If our renewal rate or pace of new customer acquisitions slows, our revenues and operating results would be adversely affected.

        We have experienced, and may in the future experience, significant fluctuations in our quarterly and annual revenues, results of operations and cash flows. We believe that domestic and international operating results and cash flows will continue to fluctuate significantly in the future as a result of a variety of factors. For a description of these factors that may affect our operating results, see "Business—Risk Factors."

Results of Operations

        The following tables set forth for the periods indicated, certain operating data, and data as a percentage of total revenues, both including and excluding the Central and Eastern Europe (C.E.E.) subsidiary (including offices in Poland, Bulgaria and Estonia) sold in 2001.

	Year Ended December 31, 2003		Year Ended December 31, 2002
	Total Consolidated	Data as a percent of revenue	Total Consolidated	Data as a percent of revenue
Revenues:
License fees	$6.4	16.2%	$3.9	10.4%
Services	32.9	83.0	33.0	88.5
Other—related parties	0.3	0.8	0.4	1.1

Total revenues	39.6	100.0	37.3	100.0

Operating expenses:
Cost of license fees	1.5	3.8	1.4	3.8
Cost of services	15.8	39.9	15.5	41.5
Sales and marketing	7.3	18.4	6.4	17.2
Research and development	6.8	17.2	6.7	18.0
General and administrative	5.6	14.2	4.6	12.3

Total operating expenses	37.0	93.5	34.6	92.8

Operating income	2.6	6.5	2.7	7.2

Other expense:
Equity in losses of joint ventures	(0.1)	(0.3)	(0.5)	(1.3)
Other expense, net	(0.3)	(0.6)	(0.4)	(1.1)

Other expense, net	(0.4)	(0.9)	(0.9)	(2.4)

Income before income tax benefit	2.2	5.6	1.8	4.8
Income tax benefit	0.1	0.2	0.1	0.3

Net income	$2.3	5.8%	$1.9	5.1%

	Year Ended December 31, 2001
	Total Consolidated	C.E.E.	Excluding C.E.E.	Data as a percent of revenue
Revenues:
License fees	$5.4	$0.2	$5.2	13.1%
Services	35.3	1.2	34.1	85.7
Other—related parties	0.5	—	0.5	1.2

Total revenues	41.2	1.4	39.8	100.0

Operating expenses:
Cost of license fees	1.4	0.1	1.3	3.3
Cost of services	18.4	0.8	17.6	44.2
Sales and marketing	9.5	0.4	9.1	22.9
Research and development	7.0	—	7.0	17.6
General and administrative	8.3	0.4	7.9	19.8
Restructuring costs	0.8	—	0.8	2.0

Total operating expenses	45.4	1.7	43.7	109.8

Operating loss	(4.2)	(0.3)	(3.9)	(9.8)

Other expense:
Equity in losses of joint ventures	(0.1)	—	(0.1)	(0.3)
Other expense, net	(0.6)	—	(0.6)	(1.5)

Other expense, net	(0.7)	—	(0.7)	(1.8)

Loss before income tax benefit	(4.9)	(0.3)	(4.6)	(11.6)
Income tax benefit	0.2	—	0.2	0.5

Net loss	$(4.7)	$(0.3)	$(4.4)	(11.1)%

2003 Compared to 2002

  Revenues

        Total revenues increased 6.3% from 2002 to 2003 due to a 64.5% increase in license fee revenues partially offset by a 0.2% decrease in services revenues. The increase in license fee revenues was mainly due to increases of $1.0 million in our U.S. operations, primarily resulting from licenses of our new Email Compliance software, and $1.5 million in our foreign operations primarily resulting from licenses of existing products to two new customers, one in Australia and one in South Africa. Our license fee revenues also included licenses of our newer e-Cellerator products to our existing customers as well as the license of additional users for previously licensed software.

        The decrease in services revenues resulted mainly from a decrease in consulting revenues mostly offset by an increase in maintenance fees. The decrease in services revenues was primarily in the U.S. operations resulting from fewer demands for upgrade services in the installed base in the early part of the year pending the release of a new version of our software at the end of the second quarter as well as customers delaying projects until there is improvement in the economy. Approximately half of our customers tend to upgrade their systems within a twelve-month period following the release of a new version. The decrease in U.S. revenues was partially offset by an increase in consulting revenue in our South Africa operations resulting from services of the internal consulting staff hired in 2003 to complement the services of third party consultants from our joint venture and elsewhere. It is also a result of services revenues from Hospitality Warehouse that are now part of our Consolidated Financial

Statements (see Note 5 to the Consolidated Financial Statements). The increase in maintenance fees is mainly the result of new license agreements and customary annual increases for existing agreements.

        The following table sets forth for the periods indicated each major category of our services revenues as a percent of services revenues.

	Years Ended December 31,
	2003		2002		2001(a)
	Amount	% of Total	Amount	% of Total	Amount	% of Total
	(in thousands)
Maintenance	$16,961	52%	$16,077	49%	$16,566	49%
Consulting	15,486	47	16,374	50	16,793	49
Training	113	—	160	—	195	1
Custom programming	388	1	419	1	509	1

Total services revenues	$32,948	100%	$33,030	100%	$34,063	100%

(a)
Excludes C.E.E.

        Other-Related Parties revenue for 2003 included management fee revenue and consulting revenue from African Solutions only while the 2002 period included revenues from both joint ventures. The decrease in related party revenue from 2002 to 2003 resulted from a decrease of $319 thousand in management fee revenue partially offset by an increase of $214 thousand in consulting revenue. The decrease in management fees was as a result of our decision in 2003 to temporarily stop charging management fees until African Solutions becomes profitable. We continue to charge directors' fees, which are included in total management fees for both periods. The increase in consulting revenue resulted from services of the internal consulting staff hired in January 2003 to complement the services of third party consultants from African Solutions and elsewhere.

        The following table sets forth the breakdown of other-related party revenue:

	Years Ended December 31,
	2003(a)	2002(b)	2001
	(in thousands)
Management fee revenue	$68	$387	$303
Consulting revenue	232	18	239

Total revenues	$300	$405	$542

(a)
Includes revenues from African Solutions only

(b)
Includes revenues from Hospitality Warehouse through November 2002

  Expenses

        Cost of license fees consist primarily of amortization of capitalized software development costs and amounts paid to third parties with respect to products resold by AXS-One in conjunction with the licensing of our products. The elements can vary substantially from period to period as a percentage of license fees. Cost of license fees for 2003 remained relatively consistent with 2002. A $99 thousand increase in third party royalties due to increased sales of third party software used in conjunction with our software was mostly offset by a $79 thousand decrease in amortization of capitalized software development costs as a result of certain costs becoming fully amortized in 2003.

        Cost of services consist primarily of personnel and third party costs for product quality assurance, training, installation, consulting and customer support. Total services costs increased 2.3% from 2002 to 2003 primarily due to a $0.7 million increase in temps and consultants expense mainly in our South Africa subsidiary due to their continued use of consultants from the joint venture in addition to their own internal staff. The increase also resulted from an increase in salaries and related benefits and employee recruitment costs totaling $0.2 million. These increases were mostly offset by a $0.2 million decrease in variable compensation based on revenue related bonus plans in the U.S. and U.K. operations related to the decrease in service revenues and a $0.3 million decrease in billable expenses.

        Sales and marketing expenses consist primarily of salaries, commissions and bonuses related to sales and marketing personnel as well as travel and promotional expenses. Sales and marketing expenses increased 14.7% from 2002 to 2003 primarily due to a $0.6 million increase in sales commissions in our South Africa subsidiary representing the commission to African Solutions for a large license contract recognized in the second quarter. The increase is also due to an increase of $0.3 million in salaries due to annual merit increases and new hires, $0.2 million in employee recruitment fees for the hiring of new salesmen in the U.S. and Australia operations and $0.2 million in Hospitality Warehouse sales expense which was recorded in the prior year in equity in losses of joint ventures. These increases were partially offset by a decrease of $0.3 million in marketing expenses due primarily to a decrease in trade show and user conference expenses and a decrease of $0.1 million in cost of third party services expense in our South Africa subsidiary. Sales and marketing as a percentage of license fees decreased from 2002 to 2003 due to the increase in license fee revenues.

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

        Research and development expenses (net of capitalized software development costs) increased 1.9% from 2002 to 2003 due primarily to an increase of $0.2 million in bonuses, $0.3 million in customary annual salary increases and related benefits and $59 thousand in temps and consultants working on the development of the new Email Compliance software. These increases were partially offset by an increase in capitalized software development costs of $0.5 million. We capitalized software development costs of $1.3 million and $0.8 million in 2003 and 2002, respectively. The rate of capitalization of software development costs may fluctuate depending on the mix and stage of development of our research and development projects.

        General and administrative expenses consist primarily of salaries of administrative, executive and financial personnel and outside professional fees. General and administrative expenses increased 23.6% from 2002 to 2003 due primarily to increases of $0.4 million in professional fees resulting from the absence of credits that were received in the second quarter of 2002 (see below), $0.3 million in rent expense mostly related to the start of a new lease in the U.S. operations in January 2003, $0.2 million due mainly to customary annual salary increases, $0.1 million in bonus expense, $0.1 million in insurance expense and $0.2 million in other expense partially as a result of our decision to compensate the outside Board members in 2003. These increases were partially offset by decreases of $0.2 million in depreciation and amortization expense due to the aging of our assets and limited new purchases in 2003 and $0.1 million in repairs and maintenance expense.

        During 2002 and 2001, the Securities and Exchange Commission (SEC) performed an investigation of AXS-One and of certain of our former employees and officers relating to activities performed through 1996 while they were our employees. We filed a Form 8-K with the SEC on February 15, 2001 disclosing the SEC investigation and its disposition with respect to AXS-One. In mid August 2001, we were informed by counsel for our former employees and officers, whom we knew to be the subject of the SEC investigation, that such counsel had been informed by the SEC that the SEC was no longer pursuing its investigation of their clients. Under our certificate of incorporation, and Delaware law, we have an indemnification obligation to reimburse legal fees to former employees and officers relating to actions taken against them for work performed while they were our employees. Approximately $0.8 million in such estimated legal fees were recorded during the year ended December 31, 2001. During the second quarter of 2002 approximately $0.3 million of these charges were reversed due to favorable settlements of outstanding billings with legal firms. We do not anticipate any further costs relating to this matter.

  Operating Income

        Operating income for 2003 as compared to 2002 decreased 6.9% due to the increase in operating expenses, as described above, which more than offset the increase in revenues. In addition, losses incurred by Hospitality Warehouse were recorded below operating income for eleven months in 2002 in equity in losses of joint ventures. As stated previously, Hospitality Warehouse is now a 100% owned subsidiary and is accounted for in operating income in 2003.

  Other Expense, Net

        Other expense, net decreased 60.6% from 2002 to 2003 mainly as a result of decreases of $0.2 million in interest expense due to decreased use of the revolving line of credit and our continued repayment of the term loan (see Note 3 to the Consolidated Financial Statements) and $0.4 million in equity in losses of joint ventures.

  Income Tax Benefit

        We recorded an income tax benefit of $142 thousand and $198 thousand in 2003 and 2002, respectively, from the sales to third parties of certain expiring New Jersey State Tax net operating loss carry-forwards and research and development credits. We cannot be certain that the State of New Jersey will continue to allow such sales in the future or, if it did, that sales to third parties could be consummated. The 2003 sale was partially offset by a $43 thousand provision for income taxes for one foreign location. The 2002 sale was partially offset by a $138 thousand provision for income taxes in two of our foreign locations.

  Results of Operations

        As a consequence of the above, net income increased by 20.4% from 2002 to 2003.

2002 Compared to 2001

  Sale of Subsidiary

        On September 20, 2001, we sold our wholly owned subsidiary located in Central and Eastern Europe (C.E.E.), which included offices in Poland, Estonia and Bulgaria. We recorded a deferred gain of approximately $253,000 in connection with the sale (see Note 2 to the Consolidated Financial Statements).

        Revenues for the subsidiary in C.E.E. in 2001 were $1.4 million or 3.4% of total revenues. Revenues included revenues through August 31, 2001 for C.E.E.

        Note: Comparisons below are exclusive of C.E.E. revenue and expenses for the 2001 period.

  Revenues

        Total revenues decreased 9.4% from 2001 to 2002 due to a decrease of 27.7% in license fee revenues and 6.4% in services revenues. The decrease in license fee revenues in 2002 was mainly the result of the absence of a large license contract that existed in 2001 ($1.4 million) as well as customers' continued delay of large purchases to control expenses under the existing economic conditions. The decrease in services revenues in 2002 was primarily due to a decrease in consulting revenue of $0.4 million in our foreign locations due to lower license sales resulting in fewer demands for services. It was also the result of a $0.5 million decrease in maintenance revenues. Maintenance revenues for the year 2001 were higher than for 2002 because the 2001 period included revenues from customers related to prior year negotiated settlements of unpaid maintenance fees and from incremental maintenance for continued support of older versions of our software no longer covered under current maintenance agreements.

        Other-Related Parties revenue for 2001 and 2002 included management fee revenue and consulting revenue from both joint ventures through November 2002 and for African Solutions only through December 2002. The decrease in related party revenue from 2001 to 2002 resulted from a decrease of $221 thousand in consulting revenue partially offset by an increase of $84 thousand in management fee revenue. The decrease in consulting revenue resulted from the transfer in 2002 of the consulting staff and related services to African Solutions so that our customers were provided with consulting services by the joint venture instead of our South Africa subsidiary. Management fees for the year ended December 31, 2002 are higher than for the same period in 2001 as the 2001 period only represented seven months of trading from the African Solutions joint venture.

  Expenses

        Cost of license fees increased 9.4% from 2001 to 2002. The increase in 2002 was mainly attributable to an increase in amortization of capitalized software development costs of $0.3 million due to the release of a new version of our software at the end of the third quarter of 2001. Capitalized software costs started being amortized for this new release in the fourth quarter of 2001 and continued to be amortized throughout 2002. The increase in amortization of capitalized software development costs was partially offset by decreases of $0.1 million in third party royalty costs due to fewer license sales that included third party software and $0.1 million in reduced documentation costs from our foreign locations.

        Total cost of services decreased 15.8% from 2001 to 2002 primarily due to a $1.7 million decrease in people related costs due to lower headcount and a $0.1 million decrease in cost of third party services due to reduced usage of third party consultants.

        Sales and marketing expenses decreased 33.0% from 2001 to 2002 primarily as a result of a $2.0 million decrease in personnel related costs due to lower headcount as a result of our restructuring in June of 2001 (see below) and a $0.4 million decrease in marketing program expenses in the area of market research.

        Research and development expenses decreased 4.6% from 2001 to 2002 primarily as a result of a $0.3 million decrease in salary expense and a $0.1 million decrease in bonus expense partially offset by a decrease of $0.2 million in capitalized software development costs. We capitalized software development costs of $1.0 million and $0.8 million in 2001 and 2002, respectively.

        General and administrative expenses decreased 45.1% from 2001 to 2002 resulting primarily from a $1.3 million decrease in professional fees resulting from lower legal costs due to the conclusion of the SEC action as explained above in the expenses section comparing 2003 to 2002, a $0.9 million decrease in personnel related costs due to lower headcount, a $0.2 million decrease in rent expense from closing offices in 2001 and a $0.4 million decrease in depreciation and amortization expense as a result of assets becoming fully depreciated.

  Restructuring Costs

        During June 2001, based on weakening economies, especially in the United States and to a lesser degree in certain foreign locations, we eliminated 45 positions in the United States. In addition, in certain foreign locations, we eliminated eight positions, wrote-off certain non-performing assets and a cumulative foreign currency translation adjustment and recorded a charge for remaining leases. We recorded a charge to operations in the second quarter of 2001 totaling approximately $1.1 million for these items, reflecting approximately $0.6 million in termination costs of those personnel as well as $0.3 million in asset and cumulative foreign currency translation adjustment write-offs and $0.2 million in lease costs. During the third and fourth quarters of 2001, we adjusted downward the charge to operations by approximately $(0.2) million and $(0.1) million respectively, reflecting revised termination and lease costs. These revisions resulted from management's decision to retain certain employees in one of the foreign locations to develop software enhancements for Tivity Solutions. The activity related to this restructuring was as follows:

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

  Operating Income

        Due to the decrease in expenses described above we were able to generate operating income for 2002 after experiencing an operating loss in 2001.

  Other Expense, Net

        Other expense, net increased 30.2% from 2001 to 2002 primarily from a $(0.4) million increase in equity in losses of joint ventures partially offset by a $0.2 million gain on sale of our subsidiary located in Central and Eastern Europe (see Note 2 to the Consolidated Financial Statements).

  Income Tax Benefit

        We recorded an income tax benefit of $198 thousand and $256 thousand for 2002 and 2001, respectively, from the sales to third parties of certain expiring New Jersey State Tax net operating loss carry-forwards and research and development credits. The 2002 sale was partially offset by a $138 thousand provision for income taxes in two of our foreign locations. The 2001 sale was partially offset by a $74 thousand provision for income taxes in one foreign location.

  Results of Operations

        As a consequence of the above we generated net income of $1.9 million in 2002 after incurring a net loss, exclusive of C.E.E., of $4.4 million in 2001.

Related Party Transactions

        AXS-One has certain business relationships with an entity that was founded by the President and Chief Executive Officer. The President and Chief Executive Officer owns a majority beneficial equity interest in such entity. During the years ended December 31, 2003, 2002 and 2001 we recorded as cost of license fees approximately $36 thousand, $32 thousand and $84 thousand, respectively, from this related party. Even though there was a slight increase in 2003, these costs, related to royalty and maintenance fees on licensed products, have generally been decreasing as customers upgrade to newer versions of our software that no longer require this related party software.

        In August 2003, we entered into a business relationship with an entity that is owned by our former chairman and principal stockholder. This entity is providing consulting services related to the development of our instant messaging archiving product. For the year ended December 31, 2003, we recorded $75 thousand as research and development temps and consultants expense from this related party. We expect to continue to use this entity's services through at least June 2004.

        As of December 31, 2003, the investment in the African Solutions joint venture was ($4) thousand, net of equity in losses for 2003 of $114 thousand, reflected as "Due to joint venture" on the accompanying consolidated balance sheet. As of December 31, 2002, the investment in African Solutions was $179 thousand, net of equity in losses for 2002 of $405 thousand. In December 2002, we purchased, for a nominal amount, the remaining 50% of common stock of Hospitality Warehouse to make it a wholly owned subsidiary. At the time of the acquisition our investment in the joint venture was $112 thousand. Equity in losses in 2002 for Hospitality Warehouse, prior to the acquisition, was $120 thousand. As of December 31, 2001, we had investments in and loans to the joint ventures of $124 thousand and $60 thousand, respectively, net of equity in losses for 2001 of $121 thousand.

        Pursuant to Accounting Principles Board Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock," we evaluated our investment in African Solutions and adjusted down the carrying value by $61 thousand as of December 31, 2003 due to an other than temporary decline in value.

Liquidity and Capital Resources

        At December 31, 2003, we had cash and cash equivalents of $2.9 million and a working capital deficit of $5.1 million. Included in the deficit is $8.9 million of deferred revenue. The reduction of the working capital deficit from $8.4 million at December 31, 2002 is primarily the result of an increase in accounts receivable and a decrease in current debt.

        On March 31, 1998, we entered into a Loan and Security Agreement ("Agreement") that contained a revolving line of credit and a term loan. Subsequent amendments to the Agreement since that date have made available additional term loans (see Note 3 to the Consolidated Financial Statements). The available amount under the revolving line of credit at December 31, 2003 was approximately $1.2 million. The available amount under the term loans at December 31, 2003 was $0.5 million.

        On March 26, 2004, we amended the Agreement to extend the termination date from March 31, 2004 to May 28, 2004 though we still expect to pay the remaining amount due on the term loan by March 31, 2004 as required prior to this extension. We are currently in discussions with our existing lender and other financial institutions for possible future financing arrangements. However, no assurance can be given that we can obtain such future financing arrangements on commercially acceptable terms. See "Business—Risk Factors."

        We have no significant capital commitments. Planned capital expenditures for 2004 total approximately $1.5 million, including any software development costs that may qualify for capitalization under SFAS No. 86. Our aggregate minimum operating lease payments for 2004 will be approximately $2.0 million. We expect to fund these commitments from cash generated by operating activities, but it may be necessary to seek other sources of financing should we fail to generate cash in accordance with our plan.

        Future payments due under debt and lease obligations as of December 31, 2003 are as follows:

	Term Loans	Non-Cancelable Operating Leases	Total
	(in thousands)
2004	$547	$1,968	$2,515
2005	—	1,798	1,798
2006	—	1,685	1,685
2007	—	1,387	1,387
2008	—	3	3

Total	$547	$6,841	$7,388

        Our operating activities provided cash of $3.6 million, $3.3 million and $0.3 million in 2003, 2002 and 2001, respectively. Net cash provided by operating activities in 2003 is primarily the result of the net income, non-cash depreciation and amortization charges and an increase in deferred revenue partially offset by a decrease in accounts payable and accrued expenses and an increase in accounts receivable. The increase in deferred revenue is mainly the result of a two-year maintenance commitment from one of our customers resulting in an additional $1.4 million in deferred maintenance revenue. The decrease in accounts payable and accrued expenses is mainly the result of our ability to pay vendors on a more timely basis from available cash. The increase in accounts receivable is mainly the result of new license billings at the end of the year.

        Net cash provided by operating activities in 2002 was primarily the result of the net income, non-cash depreciation and amortization charges and a decrease in accounts receivable partially offset by a decrease in accounts payable and accrued expenses and an increase in receivables due from the joint venture. The decrease in accounts receivable was mainly due to an increase in collections in December 2002 versus December 2001. The decrease in accounts payable and accrued expenses was mainly due to payments and reversals of non-recurring legal fees related to the investigation by the SEC settled in 2001 (see Note 13 to the Consolidated Financial Statements).

        Net cash provided by operating activities in 2001 was primarily the result of the net loss offset by non-cash depreciation and amortization charges, a decrease in accounts receivable, and an increase in deferred revenue partially offset by a decrease in accounts payable and accrued expenses.

        Our investing activities used cash of $1.8 million, $1.1 million and $1.5 million in 2003, 2002 and 2001, respectively, principally for purchases of equipment and leasehold improvements and for capitalized software development costs. The increase in cash used in investing activities from 2002 to 2003 resulted mainly from an increase in capitalized software development costs related primarily to development of the new Email Compliance software. The decrease in cash used in investing activities from 2001 to 2002 resulted mainly from a decrease in the purchase of equipment and leasehold improvements in accordance with our efforts to reduce costs.

        Our financing activities used cash of $1.7 million and $0.8 million in 2003 and 2002, respectively, and provided cash of $0.2 million in 2001. Cash used in financing activities for 2003 resulted mainly from repayments on the term loan in accordance with the loan agreement. There was no new debt issued on the term loan in 2003 and the balance at December 31, 2003 is expected to be paid in full by March 31, 2004. In 2002, cash used in financing activities resulted from $1.8 million in payments against the term loan partially offset by proceeds from the issuance of new term loan debt of $1.0 million. Cash provided by financing activities in 2001 was the result of proceeds of $2.0 million from the issuance of additional term loans partially offset by repayments of the term loans. For both 2001 and 2002, this new debt was used to fund our operating activities.

        We generated net income of $2.3 million and $1.9 million for the years ended December 31, 2003 and 2002, respectively, after experiencing a net loss of $4.7 million during the year ended December 31, 2001. For the year ended December 31, 2003, we experienced an increase in license fee revenues that, along with services revenues, had declined in each of the prior two years primarily as a result of intense competition and rapid technological change together with a slowing of the economy. The increased license fee revenues along with management's initiatives over the last two years to improve operating results and liquidity and better position AXS-One to compete under current market conditions have allowed us to generate net income during the last ten quarters ending December 31, 2003 (see Note 11 to the Consolidated Financial Statements). In addition, during the month of October 2003, we extended our maintenance agreement with one customer through December 2005 and received an advance payment of $2.8 million in cash. Due to these efforts we expect that our operating cash flow will be sufficient to fund our working capital requirements, including repayment of the term loan outstanding and capital expenditures, through 2004. However, our ability to achieve the anticipated results is affected by the extent of cash generated from operations. There is also the risk that cash held by our foreign subsidiaries will not be readily available for use in our U.S. operations to pay our debt and other obligations as the transfer of funds is sometimes delayed due to various foreign government restrictions. Accordingly, we may in the future be required to seek new sources of financing or future accommodations from our existing lender or other financial institutions, or we may seek equity infusions from private investors. Our existing lender has extended the maturity date of the loan agreement from March 31, 2004 until May 28, 2004 to give both parties sufficient time to potentially enter into a new debt agreement. We may also be required to further reduce operating costs in order to meet our obligations. No assurance can be given that management's initiatives will be successful or that any such additional sources of financing, lender accommodations or equity infusions will be available. (See "Business—Risk Factors.")

Critical Accounting Policies

        Our critical accounting policies are as follows:

  •
  Revenue recognition and

  •
  Capitalized software development costs.

Revenue Recognition

        We derive our revenue primarily from two sources: (i) software licenses and (ii) services and support revenue, which includes software maintenance, training, consulting and custom programming revenue. We also derive a limited amount of management fee revenue from the joint venture (less than 1% of total revenue in 2003 and approximately 1% in 2002 and 2001) entered into during 2001 by our South Africa subsidiary. As described below, significant management judgments and estimates must be made and used in connection with the revenue recognized in any accounting period. Material differences may result in the amount and timing of our revenue for any period if our management made different judgments or utilized different estimates.

        We normally license our software products on a perpetual basis. Each license agreement generally includes a provision for initial post-contract support (maintenance). For the majority of license sales we use a signed license agreement as evidence of an arrangement. Occasionally, where a master license agreement with a customer already exists, we accept the customer's purchase order as evidence of an arrangement. For maintenance fees, we use a maintenance agreement as evidence of the arrangement. We use a professional services agreement as evidence of an arrangement for our training, custom programming and consulting revenues. Management fee revenues from our joint ventures are evidenced by master agreements governing the relationship.

        We recognize revenue in accordance with Statement of Position 97-2, "Software Revenue Recognition" ("SOP 97-2"), and Statement of Position 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions." Revenue from non-cancelable software licenses is recognized when the license agreement has been signed, delivery has occurred, the fee is fixed or determinable and collectibility is probable. In multiple element arrangements, we defer the vendor-specific objective evidence of fair value ("VSOE") related to the undelivered elements and recognize revenue on the delivered elements using the residual method. The most commonly deferred element is initial maintenance, which is recognized on a straight-line basis over the initial maintenance term. The VSOE of maintenance is determined by using a consistent percentage of maintenance fee to license fee based on renewal rates. Maintenance fees in subsequent years are recognized on a straight-line basis over the life of the applicable agreement. Delivery of software generally occurs when the product (on CDs) is delivered to a common carrier. Occasionally, delivery occurs through electronic means where the software is made available through our secure FTP (File Transfer Protocol) site.

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

        Revenues from joint ventures (included in Revenues: Other-Related Parties in our Consolidated Statements of Operations) includes consulting revenue for the joint ventures' use of our South African subsidiary's consultants (2003 and 2001 periods) and for management fees for our subsidiary providing managerial, technical and other related services to the joint ventures (2002 and 2001 periods) in accordance with the joint venture agreements. Revenue is recognized upon performance of the services.

        We assess assuredness of collection based on a number of factors, including past transaction history with the customer and the credit-worthiness of the customer. We do not request collateral from our customers. If we determine that collection of a fee is not probable, we defer the fee and recognize revenue at the time collection becomes probable, which is generally upon receipt of cash.

        Our arrangements do not generally include acceptance clauses. However, if an arrangement includes an acceptance provision, acceptance occurs upon the earliest of receipt of a written customer acceptance, expiration of the acceptance period or productive use of the software by the customer.

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

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." This statement amends SFAS No. 123, "Accounting for Stock-based Compensation," to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based compensation. It also amends the disclosure provisions of SFAS 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Finally, this statement amends APB Opinion No. 28, "Interim Financial Reporting," to require disclosure about those effects in interim financial information. SFAS No. 148 is effective for financial statements for fiscal years ending after December 15, 2002. On November 14, 2003, the FASB decided to require stock-based employee compensation to be recorded as a charge to earnings beginning in 2005. Until that time, we have elected to continue to follow the disclosure-only provisions of SFAS No. 123 which require disclosure of the pro forma effects on net income (loss) and basic and diluted net income (loss) per common share as if the fair value method of accounting prescribed by SFAS No. 123 had been adopted, as well as certain other information (see Note 1(l) to the Consolidated Financial Statements). We will continue to monitor the FASB's progress on issuance of this standard as well as evaluate our position with respect to current guidance.

        In December 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46) that addresses the consolidation of variable interest entities. FIN 46 provides guidance for determining when a primary beneficiary should consolidate a variable interest entity, or equivalent structure, that functions to support the activities of the primary beneficiary. We are required to adopt FIN 46 no later than the end of the first interim reporting period ending after March 15, 2004. Based on our evaluation of this Interpretation we believe that we may be required to consolidate the results of our joint venture, AXS-One African Solutions (Proprietary) Limited ("African Solutions") beginning with our first interim period ending March 31, 2004. The impact of the adoption has not yet been determined.

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement requires that certain financial instruments, previously accounted for as equity, be classified as liabilities in statements of financial position. SFAS 150 affects accounting for three types of freestanding financial instruments: 1) mandatorily redeemable shares, which the issuing company is obligated to buy back in exchange for cash or other assets, 2) instruments such as put options and forward purchase contracts, that do or may require the issuer to buy back some of its shares in exchange for cash or other assets and 3) obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominately to a variable such as market index, or varies inversely with the value of the issuers' shares. This statement is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. On November 7, 2003, the FASB issued Staff Position 150-3 which indefinitely deferred the effective date of SFAS 150 for certain mandatory redeemable noncontrolling interests. The adoption of this statement did not have a material impact on our consolidated financial position or results of operations as we do not currently utilize these types of financial instruments.

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

Item 9A. Controls and Procedures

Evaluation of disclosure controls and procedures

        Our chief executive officer and our chief financial officer, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rule 13a-15(e)) as of December 31, 2003 (the "Evaluation Date"), have concluded that as of the Evaluation Date, our disclosure controls and procedures were effective and designed to ensure that material information relating to us and our consolidated subsidiaries would be collected and made known to them by others within those entities as appropriate to allow timely decisions regarding required disclosure of such information.

Internal controls over financial reporting

        During the most recent fiscal quarter, there has not been any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant

        The Company incorporates herein by reference the information concerning directors and executive officers in its Notice of Annual Stockholders' Meeting and Proxy Statement to be filed within 120 days after the end of the Company's fiscal year (the "2004 Proxy Statement").

        The Company's code of business conduct and ethics, which applies to all Company employees, including its chief executive officer, chief financial officer and controller, is available, without charge, by written request to:

      AXS-One Inc.
      Corporate Secretary
      301 Route 17 North
      Rutherford, NJ 07070

Item 11. Executive Compensation

        The Company incorporates herein by reference the information concerning executive compensation contained in the 2004 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management

        The Company incorporates herein by reference the information concerning security ownership of certain beneficial owners and management contained in the 2004 Proxy Statement.

Item 13. Certain Relationships and Related Transactions

        The Company incorporates herein by reference the information concerning certain relationships and related transactions contained in the 2004 Proxy Statement.

Item 14. Principal Accountant Fees and Services

        The Company incorporates herein by reference the information concerning principal accountant fees and services contained in the 2004 Proxy Statement.

PART IV

Item 15. Exhibits, Consolidated Financial Statements, Schedules, and Reports on Form 8-K

(a)   (1) Consolidated Financial Statements:

Page No.
Independent Auditors' Report	47
Consolidated Balance Sheets at December 31, 2003 and 2002	48
Consolidated Statements of Operations for the years ended
December 31, 2003, 2002 and 2001	49
Consolidated Statements of Comprehensive Income (Loss)
for the years ended December 31, 2003, 2002 and 2001	50
Consolidated Statements of Stockholders' Deficit
for the years ended December 31, 2003, 2002 and 2001	51
Consolidated Statements of Cash Flows for the years ended
December 31, 2003, 2002 and 2001	52
Notes to Consolidated Financial Statements	53

(a)   (2) Consolidated Financial Statement Schedules:

Independent Auditors' Report on Consolidated Financial Statement Schedule	72
Schedule II—Valuation and Qualifying Accounts for the years ended December 31, 2003, 2002 and 2001	73

(a)   (3) Exhibits.

3.1*	Fourth Amended and Restated Certificate of Incorporation
3.2*	Amended and Restated Bylaws of the Company
4.1*	Specimen Common Stock Certificate
4.2	See Exhibits 3.1 and 3.2 for provisions of the Certificate of Incorporation and Bylaws of the Company defining rights of holders of Common Stock of the Company
4.4+++	Form of Warrant (2001)
4.5%%%%	Form of Warrants (2003)
10.3*	Employment Agreement between the Company and Elias Typaldos, as amended
10.6*	1995 Stock Option Plan
10.9*	License Agreement between the Company and Pfizer, Inc., as amended
10.12*	Contract between the Company and Polish State Railways Central Office of Purchasing and Sales Ferpol, a division of Polish State Railways
10.13*	Program License Contract between the Company and Deutsche Bank AG
10.19****	1995 Stock Option Plan, as amended
10.20#	Securities Purchase Agreement
10.21****	Employment Agreement between the Company and John Rade
10.24****	Amendment to Securities Purchase Agreement
10.26*****	Loan and Security Agreement with Foothill Capital Corporation dated March 31, 1998

10.27*****	1998 Stock Option Plan
10.28******	Amendment No. 1 to the Loan and Security Agreement
10.29*******	Amendment No. 2 to the Loan and Security Agreement
10.30********	Amendment No. 3 to the Loan and Security Agreement
10.31********	Amendment No. 4 to the Loan and Security Agreement
10.32********	Amendment to the Employment Agreement between the Company and John Rade
10.39********	Amendment No. 5 to the Loan and Security Agreement
10.40+	Amendment No. 6 to the Loan and Security Agreement
10.41+	Amendment No. 7 to the Loan and Security Agreement
10.42+	Amendment No. 8 to the Loan and Security Agreement
10.44+++	Amendment No. 9 to the Loan and Security Agreement
10.47+++	Investment Banking Services Agreement between the Company and Stonegate Securities, Inc. dated November 2, 2000, and Amendment dated January 24, 2001.
10.48+++	Employment Agreement between the Company and William Levering
10.49++++	Amendment No. 10 to the Loan and Security Agreement
10.50+++++	Stock Purchase Agreement, dated as of September 1, 2001, between the Company and Porterfield Ltd. relating to the sale of all shares of AXS-One Sp. z.o.o.
10.51+++++	Promissory Note of Porterfield International Ltd. Issued to the Company
10.52++++++	Employment Agreement between the Company and Thomas Manobianco
10.53++++++	Amendment No. 11 to the Loan and Security Agreement
10.54++++++	Lease Agreement between the Company and CIN Meadows L.L.C.
10.55%	Amendment No. 12 to the Loan and Security Agreement
10.56%%	Investor Relations Services Agreement between the Company and Hayden Communications, Inc.
10.57%%	Amendment No. 13 to the Loan and Security Agreement
10.58%%%	Employment agreement between the Company and Alex Karakozoff
10.60%%%%	Employment agreement between the Company and Gennaro Vendome
10.61**	Employment agreement between the Company and Paul Abel
21.1**	List of Subsidiaries
23.1**	Consent of KPMG LLP
31.1**	Rule 13a-14(a)/15d-14(a) certification—John A. Rade
31.2**	Rule 13a-14(a)/15d-14(a) certification—William G. Levering III
32**	Officer Certifications under 18 USC 1350

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

++++++
Incorporated by reference to the Exhibits filed with the Company's 2001 Form 10-K

%
Incorporated by reference to the Exhibits filed with the Company's June 30, 2002 Form 10-Q

%%
Incorporated by reference to the Exhibits filed with the Company's 2002 Form 10-K.

%%%
Incorporated by reference to the Exhibits filed with the Company's June 30, 2003 10-Q

%%%%
Incorporated by reference to the Exhibits filed with the Company's September 30, 2003 10-Q

**
Filed herewith

(b)   Reports on Form 8-K filed in the fourth quarter of 2003:

        On October 31, 2003, the Company furnished a Form 8-K reporting the issue of a press release disclosing material non-public information regarding the Registrant's results of operations for the three and nine months ended September 30, 2003.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AXS-ONE INC.
By:	/s/ JOHN A. RADE John A. Rade, Chief Executive Officer, President and Director
Date: March 30, 2004

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities indicated, on March 30, 2004.

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

Independent Auditors' Report

The Board of Directors and Stockholders
AXS-One Inc.:

        We have audited the accompanying consolidated balance sheets of AXS-One Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, comprehensive income (loss), stockholders' deficit, and cash flows for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AXS-One Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP

Short Hills, New Jersey
January 29, 2004, except as to the last paragraph of note 3, which is as of March 26, 2004

AXS-ONE INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	December 31, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$2,946	$2,702
Restricted cash	56	67
Accounts receivable, net of allowance for doubtful accounts of $200 and $379 at December 31, 2003 and 2002, respectively	5,541	3,866
Due from joint venture	107	345
Prepaid expenses and other current assets	603	706

Total current assets	9,253	7,686

Equipment and leasehold improvements, at cost:
Computer and office equipment	11,098	10,687
Furniture and fixtures	924	857
Leasehold improvements	873	860

	12,895	12,404
Less—accumulated depreciation and amortization	12,559	12,035

	336	369
Capitalized software development costs, net of accumulated amortization of $9,487 and $8,177 at December 31, 2003 and 2002, respectively	2,364	2,378
Other assets	197	166

	$12,150	$10,599

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Current portion of long-term debt	$547	$1,800
Accounts payable	1,737	2,304
Accrued expenses	3,111	2,973
Due to joint venture	4	179
Deferred revenue	8,946	8,821

Total current liabilities	14,345	16,077

Long-term liabilities:
Long-term deferred revenue	1,504	—
Long-term debt, net of current portion	—	547

Commitments and contingencies
Stockholders' deficit:
Preferred stock, $.01 par value, authorized 5,000 shares, no shares issued and outstanding	—	—
Common stock, $.01 par value, authorized 50,000 shares; 25,026 and 24,849 shares issued and outstanding at December 31, 2003 and 2002, respectively	250	248
Additional paid-in capital	72,148	72,052
Accumulated deficit	(76,453)	(78,769)
Accumulated other comprehensive income	356	444

Total stockholders' deficit	(3,699)	(6,025)

	$12,150	$10,599

The accompanying notes are an integral part of these consolidated financial statements.

AXS-ONE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Years Ended December 31,
	2003	2002	2001
Revenues:
License fees	$6,443	$3,917	$5,421
Services	32,948	33,030	35,272
Other—related parties	300	405	542

Total revenues	39,691	37,352	41,235

Operating expenses:
Cost of license fees	1,524	1,482	1,355
Cost of services	15,832	15,479	18,393
Sales and marketing	7,297	6,364	9,504
Research and development	6,832	6,704	7,029
General and administrative	5,634	4,559	8,303
Restructuring costs	—	—	797

Total operating expenses	37,119	34,588	45,381

Operating income (loss)	2,572	2,764	(4,146)

Other income (expense):
Interest income	73	38	109
Interest expense	(197)	(364)	(456)
Gain on sale of subsidiary	71	219	—
Equity in losses of joint ventures	(114)	(525)	(121)
Other expense	(188)	(268)	(223)

Other expense, net	(355)	(900)	(691)

Income (loss) before income tax benefit, net	2,217	1,864	(4,837)
Income tax benefit, net	99	60	182

Net income (loss)	$2,316	$1,924	$(4,655)

Basic and diluted net income (loss) per common share	$0.09	$0.08	$(0.19)

Weighted average basic common shares outstanding	24,945	24,818	24,785

Weighted average diluted common shares outstanding	26,264	25,511	24,785

The accompanying notes are an integral part of these consolidated financial statements.

AXS-ONE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Years Ended December 31,
	2003	2002	2001
Net income (loss)	$2,316	$1,924	$(4,655)
Foreign currency translation adjustment	(88)	211	(124)
Reclassification adjustment for losses included in net loss	—	—	407

Comprehensive income (loss)	$2,228	$2,135	$(4,372)

The accompanying notes are an integral part of these consolidated financial statements.

AXS-ONE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF
STOCKHOLDERS' DEFICIT
(In thousands)

	Common Stock				Accumulated Other Comprehensive Income (Loss)
			Additional Paid-in Capital	Accumulated Deficit		Total Stockholders' Deficit
	Shares	Amount
Balance—December 31, 2000	24,785	$248	$72,032	$(76,038)	$(50)	$(3,808)
Net loss	—	—	—	(4,655)	—	(4,655)
Foreign currency translation adjustment	—	—	—	—	(124)	(124)
Decrease in cumulative translation adjustment due to sale of subsidiary and substantial liquidation of subsidiary	—	—	—	—	407	407

Balance—December 31, 2001	24,785	248	72,032	(80,693)	233	(8,180)
Net income	—	—	—	1,924	—	1,924
Foreign currency translation adjustment	—	—	—	—	211	211
Exercise of stock options	64	—	20	—	—	20

Balance—December 31, 2002	24,849	248	72,052	(78,769)	444	(6,025)
Net income	—	—	—	2,316	—	2,316
Foreign currency translation adjustment	—	—	—	—	(88)	(88)
Exercise of stock options	177	2	96	—	—	98

Balance—December 31, 2003	25,026	$250	$72,148	$(76,453)	$356	$(3,699)

The accompanying notes are an integral part of these consolidated financial statements.

AXS-ONE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2003	2002	2001
Cash flows from operating activities:
Net income (loss)	$2,316	$1,924	$(4,655)
Adjustments to reconcile net income (loss) to net cash flows provided by operating activities:
Increase in cash surrender value of officers' life insurance	(20)	(41)	—
Depreciation and amortization	1,570	1,945	1,959
Net recovery of doubtful accounts	(108)	(131)	(58)
Loss on disposal of equipment and leasehold improvements	—	1	14
Gain on sale of subsidiary	(71)	(219)	—
Non-cash portion of restructuring and other costs	—	—	300
Equity in losses of joint ventures	114	525	121
Non-cash revenue related to investment in joint ventures	—	(34)	(215)
Consulting services received in lieu of cash payment on note receivable	—	195	—
Consulting services received in lieu of cash payment on accounts receivable	45	—	—
Changes in current assets and liabilities, net of divestiture and acquisition:
Restricted cash	25	(18)	—
Accounts receivable	(973)	1,358	2,352
Due from joint venture	60	(429)	—
Prepaid expenses and other current assets	149	(188)	92
Accounts payable and accrued expenses	(828)	(1,411)	(1,343)
Deferred revenue	1,310	(172)	1,694

Net cash flows provided by operating activities	3,589	3,305	261

Cash flows from investing activities:
Change in other assets	8	26	(39)
Investment in joint venture	—	(138)	—
Loan to joint venture	(288)	(102)	(90)
Proceeds from sale of subsidiary	—	67	94
Capitalized software development costs	(1,296)	(777)	(950)
Cash paid for acquisition, net of cash acquired	—	14	—
Purchase of equipment and leasehold improvements	(214)	(197)	(476)

Net cash flows used in investing activities	(1,790)	(1,107)	(1,461)

Cash flows from financing activities:
Proceeds from exercise of stock options	98	20	—
Proceeds from issuance of long term debt	—	1,000	2,000
Payments of long-term debt	(1,800)	(1,800)	(1,800)

Net cash flows provided by (used in) financing activities	(1,702)	(780)	200

Foreign currency exchange rate effects on cash and cash equivalents	147	236	(159)

Net increase (decrease) in cash and cash equivalents	244	1,654	(1,159)
Cash and cash equivalents, beginning of year	2,702	1,048	2,207

Cash and cash equivalents, end of year	$2,946	$2,702	$1,048

Supplemental disclosures of cash flow information:
Cash paid during the year for—
Interest	$219	$370	$419
Income taxes	112	21	7
Non-cash investing activities—
Investment in joint ventures	$—	$34	$215
Note received in connection with sale of C.E.E. subsidiary	$—	$—	$430
Consulting services received in lieu of payment on note receivable	$—	$195	$—

In December 2002, the Company purchased, for a nominal amount, the remaining 50% of common stock of one of its joint ventures to make it a wholly owned subsidiary. At the time of acquisition the Company's investment in the joint venture was $112. In conjunction with the acquisition, net assets acquired and liabilities assumed were as follows:
Fair value of assets acquired	$—	$191	$—
Liabilities assumed	$—	$84	$—

The accompanying notes are an integral part of these consolidated financial statements.

AXS-ONE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(1)   Operations, Business Conditions, Liquidity and Significant Accounting Policies

        The Company was incorporated under the laws of the State of Delaware in September 1978. The name of the Company was changed to AXS-One Inc. in November 2000. The Company designs, markets and supports n-tier, Internet-enabled client/server, e-business, financial, workflow, desktop data access and storage solutions and email compliance software for global 2000 businesses, and scheduling and time and expense solutions for professional services organizations. The Company also offers consulting, implementation, training and maintenance services in support of its customers' use of its software products.

        The Company generated net income of $2.3 million and $1.9 million for the years ended December 31, 2003 and 2002, respectively, after experiencing a net loss of $4.7 million during the year ended December 31, 2001. For the year ended December 31, 2003, the Company had an increase in license fee revenue partially as a result of licenses of its new email compliance software designed to help customers meet Securities and Exchange Commission (SEC) and National Association of Security Dealers (NASD) regulations. The Company had service fee revenues relatively consistent with the prior year. Prior to 2003, the Company had experienced declining license fees and services revenues as a result of product transitioning and general market conditions. The ability to generate net income in 2003 and 2002 was partially a result of management's initiatives that began in 2001 which included, but was not limited to, the restructuring in June of 2001 (see Note 12), intended to improve operating results and liquidity and better position the Company to compete under the market conditions experienced over the past three years. The Company is continuing to monitor its expenses especially in the area of marketing program costs and personnel related costs, including salaries, benefits and travel and living costs. The Company expects that operating cash flow will be sufficient to fund working capital requirements, including repayment of the term loan outstanding and capital expenditures, through 2004. However, the Company's ability to achieve the results anticipated is affected by the extent of cash generated from operations. There is also the risk that cash held by the Company's foreign subsidiaries will not be readily available for use in its U.S. operations to pay its debt and other obligations as the transfer of funds is sometimes delayed due to various foreign government restrictions. Accordingly, the Company may in the future be required to seek new sources of financing or future accommodations from its existing lender or other financial institutions, or it may seek equity infusions from private investors. The Company may also be required to further reduce operating costs in order to meet obligations. No assurance can be made that management's initiatives will be successful or that any additional sources of financing, lender accommodations or equity infusions will be available.

  (a) Principles of Consolidation

        The consolidated financial statements include the accounts of AXS-One Inc.; its wholly owned subsidiaries located in Australia, Canada, Singapore, South Africa and the United Kingdom (collectively, the "Company") (see Note 2 for discussion of the sale of the Central and Eastern Europe subsidiary in 2001). In December 2003, the Company dissolved the legal entity of the subsidiary located in Canada. The Canadian operation is now a division of the U.S. operation and as such continues to be included in the consolidated financial statements of the Company. During the first quarter of 2001, the Company's South Africa operations entered into two joint ventures. Ownership was 50% or less in both entities until November 30, 2002, at which time the Company acquired, for a nominal amount, the remaining 50% of the common stock of one of the entities, Hospitality Warehouse, to make it a wholly-owned subsidiary (see Note 5). All significant intercompany transactions and balances have been eliminated. The Company uses the equity method of accounting for its joint ventures that it owns between 20 and 50%. Under the equity method, investments are stated at cost plus or minus the Company's equity in undistributed earnings or losses.

  (b) Revenue Recognition

        The Company recognizes revenue in accordance with Statement of Position 97-2, "Software Revenue Recognition" ("SOP 97-2"), and Statement of Position 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions." Revenue from non-cancelable software licenses is recognized when the license agreement has been signed or the customer purchase order has been received, delivery has occurred, the fee is fixed or determinable and collectibility is probable. In multiple element arrangements, the Company defers the vendor-specific objective evidence of fair value ("VSOE") related to the undelivered elements and recognizes revenue on the delivered elements using the residual method. The most commonly deferred element is initial maintenance, which is recognized on a straight-line basis over the initial maintenance term. The VSOE of maintenance is determined by using a consistent percentage of maintenance fee to license fee based on renewal rates. Maintenance fees in subsequent years are recognized on a straight-line basis over the life of the applicable agreement. Delivery of software generally occurs when the product (on CDs) is delivered to a common carrier. Occasionally, delivery occurs through electronic means where the software is made available through our secure FTP (File Transfer Protocol) site.

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

        Revenues from joint ventures (included in "Revenues: Other-Related Parties" in the Company's Consolidated Statements of Operations) includes consulting revenue for the joint ventures' use of the Company's South African subsidiary's consultants (2003 and 2001 only) and for management fees arising from the Company's South African subsidiary providing managerial, technical and other related services to the joint ventures in accordance with the joint venture agreements. Revenue is recognized upon performance of the services.

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

        The Company adopted EITF Issue No. 01-14, "Income Statement Characterization of Reimbursement Received for 'Out of Pocket' Expenses Incurred" on January 1, 2002. Accordingly, reimbursements received for out-of-pocket expenses incurred are classified as services revenue in the consolidated statements of operations. The adoption of this EITF Issue on January 1, 2002 resulted in an increase to previously reported services revenue and cost of services of $1,216 for the year ended December 31, 2001. There was no effect on either the consolidated operating loss or net loss in that year.

  (c) Use of Management Estimates

        The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the periods presented. Actual results could differ from those estimates. Some of the significant estimates involve recoverability of accounts receivable, recoverability of capitalized software development costs, accrued expenses, provision for income taxes in foreign jurisdictions, assessment of contingencies, and pro forma compensation expense.

  (d) Cash and Cash Equivalents and Restricted Cash

        Cash equivalents are stated at cost, which approximates market, and consist of short-term, highly liquid investments with original maturities of less than three months. Restricted cash at December 31, 2003 and 2002 represents amounts on deposit for payments of lease obligations by the Australia subsidiary. As of December 31, 2002 only, it also included amounts on deposit for U.S. employees' flexible spending accounts for medical expenses not covered by insurance.

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

        During 2003, 2002 and 2001 capitalized software development costs amounted to $1,296, $777 and $950, respectively. Annual amortization of software development costs of $1,310, $1,361 and $1,060 for 2003, 2002 and 2001, respectively, was recorded using the straight-line method over three years, the estimated economic life of the products.

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

        As of December 31, 2003, three customers represented 33.1% of total gross receivables (or 10.5%, 10.7% and 11.9% individually). As of December 31, 2002, two customers represented 25.7% of total gross receivables (or 15.3% and 10.4% individually). For the year ended December 31, 2003, two customers, Pfizer, Inc. and AIG Insurance, represented 18.7% and 12.1%, respectively, of total revenues. For the year ended December 31, 2002, two customers, AIG Insurance and Pfizer, Inc., represented 12.0% and 16.1%, respectively, of total revenues. For the year ended December 31, 2001 one customer, Pfizer Inc., represented 12.1% of total revenues. License revenues included 29.5% of revenue from two customers in 2003, 14.7% from one customer in 2002 and 27.3% from one customer in 2001. Services revenues included 31.9% of revenue from two customers in 2003, 30.7% from two customers in 2002 and 14.6% from one customer in 2001.

  (k) Foreign Currency Translation

        The functional currency for foreign subsidiaries is the local currency. The results of operations for these foreign subsidiaries are translated from local currencies into U.S. dollars using the average exchange rates during each period. Assets and liabilities are translated using exchange rates at the end of the period with translation adjustments accumulated in stockholders' deficit. Intercompany loans are denominated in U.S. currency. Foreign currency transaction gains and losses, related to short-term intercompany loans, are recorded in the consolidated statements of operations as incurred. Intercompany loans that are of a long-term nature are accounted for in accordance with SFAS 52, "Foreign Currency Translation," whereby foreign currency transaction gains and losses are recorded in cumulative foreign currency translation adjustment, a component of stockholders' deficit. During 2003, intercompany loans to one foreign subsidiary were considered long-term in nature. As of December 31, 2002 and 2001, respectively, no loans were considered long-term in nature.

  (l) Stock-Based Compensation

        In December 2002, the FASB issued Statement No. 148, "Accounting for Stock Based Compensation-Transition and Disclosure, an Amendment of FASB Statement No. 123" ("SFAS 148"). SFAS 148 amends FASB Statement No. 123, "Accounting for Stock-based Compensation" ("SFAS 123"), to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based compensation. However, it allows an entity to continue to measure compensation cost for those instruments using the intrinsic-value method of accounting prescribed by Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees," provided it discloses the effect of applying the fair market value of SFAS 123, as amended by SFAS 148, in footnotes to the financial statements. On November 14, 2003, the FASB decided to require stock-based employee compensation to be recorded as a charge to earnings beginning in 2005. Until that time, the Company has chosen to continue to account for stock-based compensation using the intrinsic value method. Accordingly, no stock option related compensation expense has been recognized in the consolidated statements of operations as all options granted had an exercise price equal to the market value of the underlying stock on the date of grant. The Company was required to adopt SFAS 148 for the year ended December 31, 2002. The adoption of SFAS 148 did not have an impact on the 2003 or 2002 consolidated results of operations or financial position of the Company as the Company continues to apply the intrinsic value method prescribed by APB 25 until such time as the new standard is issued by the FASB.

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

	Year Ended December 31,
	2003	2002	2001
Net income (loss) as reported	$2,316	$1,924	$(4,655)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(1,348)	(1,659)	(2,084)

Pro forma net income (loss)	$968	$265	$(6,739)

Net income (loss) per common share:
Basic—as reported	$0.09	$0.08	$(0.19)

Basic—pro forma	$0.04	$0.01	$(0.27)

Diluted—as reported	$0.09	$0.08	$(0.19)

Diluted—pro forma	$0.04	$0.01	$(0.27)

        The Company has used the Black-Scholes option-pricing model in calculating the fair value of options granted. The assumptions used and the weighted average information for the years ended December 31, 2003, 2002 and 2001 are as follows:

	Years Ended December 31,
	2003	2002	2001
Risk-free interest rates	4.70%	4.78%	5.45%
Expected dividend yield	—	—	—
Expected lives	7 years	7 years	7 years
Expected volatility	56%	103%	145%
Weighted-average grant date fair value of options granted during the period	$1.00	$0.57	$0.49
Weighted-average remaining contractual life of options outstanding	6.29 years	6.31 years	7.01 years
Weighted-average exercise price of 4,026, 3,868 and 2,769 options exercisable at December 31, 2003, 2002 and 2001, respectively	$1.63	$1.55	$1.56

  (m) Basic and Diluted Net Income (Loss) per Common Share

        Basic and diluted net income (loss) per common share is presented in accordance with SFAS No. 128, "Earnings per Share" ("SFAS No. 128"). Basic net income (loss) per common share is based on the weighted-average number of shares of common stock outstanding during the period. Diluted net income per common share for the periods ended December 31, 2003 and 2002 do not include the effects of outstanding options to purchase 3,010 and 3,941 shares, respectively, of common stock and outstanding warrants to purchase 100 and 130 shares, respectively, of common stock as the effect of their inclusion is anti-dilutive for the periods presented. Diluted net loss per common share was the same as basic net loss per common share for the period ended December 31, 2001 since the effect of stock options and warrants was anti-dilutive for this period. As of December 31, 2001, there were outstanding options to purchase 5,829 shares of common stock and outstanding warrants to purchase 476 shares of common stock.

        The following represents the calculations of the basic and diluted net income (loss) per common share for the years ended December 31, 2003, 2002 and 2001.

	Years Ended December 31,
	2003	2002	2001
Net income (loss)	$2,316	$1,924	$(4,655)

Weighted average basic common shares outstanding during the year	24,945	24,818	24,785
Dilutive effect of stock options and warrants	1,319	693	—

Weighted average diluted common shares outstanding during the year	26,264	25,511	24,785

Basic and diluted net income (loss) per common share	$0.09	$0.08	$(0.19)

  (n) Fair Value of Financial Instruments

        Cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued expenses, other current liabilities and debt reported in the consolidated balance sheets equal or approximate fair values.

  (o) Deferred Revenue

        Deferred revenues primarily relate to customer software maintenance agreements that have been paid for by customers prior to the performance of those services and, to a lesser extent, prepaid consulting and deferred license fees.

  (p) Accounting for Guarantees

        The Company warrants that each version of its software will substantially conform to the latest edition of the documentation applicable to that version. Such warranties are accounted for in accordance with SFAS No. 5, "Accounting for Contingencies". To date the Company has not incurred significant costs related to warranty obligations.

        The Company's product license and services agreements include a limited indemnification provision for claims from third parties relating to the Company's intellectual property. Such indemnification provisions are accounted for in accordance with SFAS No. 5. The indemnification is generally limited to the amount paid by the customer. To date, claims under such indemnification provisions have not been significant.

        From time to time, the Company may provide guarantees to third parties on behalf of a foreign subsidiary. These guarantees are generally related to maintaining operations in a certain locality or to secure leases or other operating obligations of a subsidiary. The maximum exposure on these guarantees is not significant, either individually or in the aggregate.

(2)   Divestiture

        On September 20, 2001, the Company sold its wholly-owned subsidiary located in Central and Eastern Europe (C.E.E.), including offices in Poland, Estonia and Bulgaria, to Porterfield International Ltd. ("Buyer"), a company wholly-owned by the former managing director of C.E.E. and his wife. The Company received consideration in the form of a promissory note of Buyer in the face amount of $430. The note was payable either in cash or, if the Company requested, an equivalent dollar amount of professional services, in 15 monthly installments ending on December 1, 2002 and bore interest at the fixed rate of 6.75% per year. A net asset deficiency of the C.E.E. operations of $(3) at the time of the sale, offset by accrued expenses of $180 directly related to the sale, resulted in a deferred gain of approximately $253, which the Company recorded in accordance with the Securities and Exchange Commission's Staff Accounting Bulletin No. 81 (SAB 81), "Gain Recognition on the Sale of a Business or Operating Assets to a Highly Leveraged Entity." Additional direct costs of the sale of $3 and $5 recorded during the three months ended June 30, 2002 and December 31, 2002, respectively, reduced the total deferred gain to $245.

        The Company recognized such gain as the note receivable was paid or equivalent value for services was received, but only after $180 was received. Through December 31, 2002, $430 had been received in either payment to the Company or equivalent services provided by the Buyer to the Company or to the Company's joint venture. The Company recognized $219 of such gain through December 31, 2002, which included a reversal of $45 related to the original $180 in accrued expenses recorded at the time of the sale. The $45 was recognized during the three months ended September 30, 2002 as a result of the release of a past customer claim. The remaining gain of $71, reflected as Deferred revenue on the accompanying December 31, 2002 consolidated balance sheet was recognized in the first quarter of 2003 after payment was received from the Company's joint venture for services provided by the Buyer to the joint venture.

        The following table shows the activity related to the promissory note and related deferred gain and gain:

	Note Receivable	Deferred Gain	Gain Recognized
September 20, 2001	$430	$253	$—
Cash payments and services provided through December 31, 2001	(94)	—	—

Balance at December 31, 2001	336	253	—
Direct expense incurred in June 2002	—	(3)	—
Cash payments and services provided through December 31, 2002	(336)	(174)	174
Reversal of accrued expense in September 2002	—	—	45
Direct expense incurred in October 2002	—	(5)	—

Balance at December 31, 2002	—	71	219
Cash payments and services provided through December 31, 2003	—	(71)	71

Balance at December 31, 2003	$—	$—	$290

        The following table sets forth significant financial data of C.E.E., prior to its disposition, included in the consolidated results of operations for the year ended December 31, 2001.

2001
Revenues:
License fees	$205
Services	1,208

Total revenues	1,413

Total operating expenses	1,745

Operating loss	(332)
Other income, net	29

Net loss	$(303)

(3)   Long-Term Debt

        The Company's long-term debt consists of the following:

	December 31,
	2003	2002
Term loan	$547	$2,347
Less: current portion	547	1,800

Long-term debt, net of current portion	$—	$547

        On March 31, 1998, the Company entered into a Loan and Security Agreement ("Agreement") which contained a revolving line of credit and a term loan (the "Initial Term Loan").

        Borrowings under the revolving line of credit bear annual interest at prime rate plus 1.25%, subject to a minimum interest rate of 8.0%. The Agreement provides for yearly fees as follows: (i) $111 in year one, $86 in years two and three, $77 in year four, $74 in years five and six and (ii) an unused revolving line of credit fee of .375% per annum. The Agreement is secured by substantially all domestic assets of the Company together with a pledge of 65% of the stock of its foreign subsidiaries, and contains certain restrictive financial covenants. Under the revolving line of credit the Company currently has available the lesser of $5 million or 85% of eligible receivables, as defined. The net available amount under the revolving line of credit at December 31, 2003 was approximately $1.2 million of which no amounts were outstanding.

        The Initial Term Loan provided for $5 million available in one drawdown which the Company borrowed on the closing date in 1998. The Initial Term Loan bore interest at the prime rate as defined (4.00% per annum at December 31, 2003) plus 1.5% subject to a minimum interest rate of 8.0% per annum.

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

        The A Term Loan bore interest at the rate of prime as defined plus 1.5% subject to a minimum interest rate of 8.0% per annum. The A Term Loan was fully repaid in June 2002 and no amounts remain outstanding. The B Term Loan bears interest at the fixed rate of 12.0% per annum.

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

        Amendment No. 12 provides a limitation that if the total outstanding balance of the Term Loans exceeds at any time the lesser of (i) 40% of eligible maintenance revenues from August 8, 2002 through December 31, 2002, 25% of eligible maintenance revenues from January 1, 2003 through March 31, 2004 and (ii) $4.5 million, then the Company is required to prepay the principal amount in an amount sufficient to cause the aggregate principal amount of the Term Loans to be less than or equal to the relevant limits set forth above. As of December 31, 2003, eligible maintenance revenues as defined totaled approximately $12.4 million.

        On March 21, 2003, the Company further amended the Agreement (Amendment No. 13) in order to set the EBITDA quarterly covenants for 2003. The Company was in compliance with these covenants through December 31, 2003.

        On March 26, 2004, the Company further amended the Agreement (Amendment No. 15) to extend the termination date from March 31, 2004 to May 28, 2004.

(4)   Lease Obligations

        The Company leases office space and equipment under non-cancelable operating leases. Rent expense charged to operations in the accompanying consolidated statements of operations for office space, vehicles and equipment under operating leases was $2,021, $1,736 and $2,011 for the years ended December 31, 2003, 2002 and 2001, respectively.

        Scheduled future minimum payments required for all non-cancelable operating leases are as follows:

Years Ending December 31,
2004	$1,968
2005	1,798
2006	1,685
2007	1,387
2008/Thereafter	3

Total	$6,841

(5)   Related Party Transactions

        The Company has certain business relationships with an entity that was founded by the President and Chief Executive Officer. The President and Chief Executive Officer owns a majority beneficial equity interest in such entity. During the years ended December 31, 2003, 2002 and 2001 the Company recorded as cost of license fees approximately $36, $32 and $84, respectively, from this related party. Even though there was a slight increase in 2003, these costs, related to royalty and maintenance fees on licensed products, have been generally decreasing as customers upgrade to newer versions of the Company's software that no longer require this related party software.

        In August 2003, the Company entered into a business relationship with an entity that is owned by the Company's former chairman and principal stockholder. This entity is providing consulting services related to the development of the Company's instant messaging archiving product. For the year ended December 31, 2003, the Company recorded $75 as research and development expense from this related party.

        During January 2001, the Company entered into two South African joint ventures: AXS-One African Solutions (Pty) Ltd ("African Solutions") and Hospitality Warehouse (Pty) Ltd ("Hospitality Warehouse"). African Solutions is acting as an non-exclusive authorized third party service provider to provide consulting and implementation services, and as a non-exclusive representative in providing marketing and promotional services directly to the end users in regard to, among other things AXS-One's software products, but is required to remain exclusively focused on the AXS-One product range. African Solutions conducts business throughout the African continent where its target markets are the Financial Sector and Government Departments. In accordance with FIN 46, African Solutions may be considered a variable interest entity and as such, effective March 31, 2004, the Company may be required to consolidate the results of this joint venture.

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

        Revenues from African Solutions during 2003 include management fee revenue of $68 and consulting revenue of $232. Revenues from both joint ventures during 2002 and 2001 include management fee revenue of $387 and $303, respectively, and consulting revenue of $18 and $239, respectively.

        As of December 31, 2003 and 2002, the equity investment in African Solutions was ($4) and ($179), respectively, reflected as "Due to joint venture" on the accompanying December 31, 2003 and 2002 consolidated balance sheets, net of equity in losses during 2003 and 2002 of $114 and $405, respectively. As of December 31, 2003 and 2002, amounts due from African Solutions were $107 and $345, respectively, for a net investment of $103 and $166, respectively.

        Pursuant to Accounting Principles Board Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock," the Company evaluated the investment in African Solutions and adjusted down the carrying value by $61 as of December 31, 2003 due to an other than temporary decline in value.

        As of December 31, 2003, AXS-One's total exposure to loss as a result of its involvement in African Solutions is $103, representing the Company's net investment in African Solutions as of December 31, 2003. If the Company is required to consolidate African Solutions upon adoption of FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46), as of the end of its March 31, 2004 quarter, the Company will record the impact of consolidation as a cumulative effect of an accounting change.

        Presented below is selected financial data for African Solutions for the twelve months ended December 31, 2003.

Total Revenues	$1,755
Operating Loss	$(40)
Total Assets	$119
Total Stockholders' Deficit	$(251)

(6)   Income Taxes

        The components of income (loss) before income tax benefit, net are as follows:

	Years Ended December 31,
	2003	2002	2001
Domestic	$(4,127)	$(546)	$(3,215)
Foreign	6,344	2,410	(1,622)

Total	$2,217	$1,864	$(4,837)

        Income tax (provision) benefit is as follows:

	Years Ended December 31,
	2003	2002	2001
State	$142	$198	$256
Foreign	(43)	(138)	(74)

Total	$99	$60	$182

        A reconciliation of Federal income tax (expense) benefit at the statutory rate of 34% to income tax benefit, net reflected in the accompanying consolidated statements of operations is as follows:

	Years Ended December 31,
	2003	2002	2001
Federal income tax (expense) benefit at 34%	$(754)	$(634)	$1,645
State income tax (expense) benefit, net of Federal tax (expense) benefit	382	220	188
Change in valuation allowance, net of change in valuation allowance related to stock options and sales of subsidiaries	1,593	1,289	(1,757)
Foreign tax rate differential and expired foreign NOLs	(972)	(650)	186
Reduction of state NOLs due to sale of New Jersey NOLs, net of federal benefit	(108)	(90)	(46)
Other, net	(42)	(75)	(34)

	$99	$60	$182

        The principal components of the Company's deferred taxes are as follows:

	December 31,
	2003	2002
Deferred tax assets:
Non-deductible accruals and other	$151	320
Allowance for doubtful accounts	55	118
Purchased research and development	770	881
Research and development credit carry-forwards	2,895	2,895
Net operating loss carry-forwards	19,833	21,068

Deferred tax assets	23,704	25,282
Less valuation allowance	22,759	24,352

Net deferred tax assets	945	930
Deferred tax liabilities:
Software development costs	945	930

Net deferred taxes	$—	$—

        At December 31, 2003, the Company had United States net operating loss carry-forwards of approximately $48,723 which are available to offset future Federal taxable income, if any, and which begin to expire in 2007. In addition, foreign net operating loss carry-forwards aggregated approximately $1,901 at December 31, 2003.

        The Company has recorded a valuation allowance for its net deferred tax assets and will continue to monitor the realizability of such assets. Approximately $1,250 and $1,137 of the Company's deferred tax asset pertaining to NOLs and the corresponding valuation allowance at December 31, 2003 and 2002, respectively, relates to tax deductions arising from the exercise of stock options and/or subsequent sales of the underlying stock. For book purposes, the tax benefits related to such stock option transactions are recorded through equity when realized.

        For the year ended December 31, 2003, there was a reduction in the foreign NOL in the amount of $3,364. Most of that reduction is attributable to the intercompany debt that was eliminated as part of the closing of the Canadian subsidiary and the corresponding debt forgiveness by the United States parent.

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

        During state fiscal years 2001 through 2004, AXS-One was authorized by the New Jersey Economic Development Authority ("NJEDA") in conjunction with the New Jersey Division of Taxation to sell a portion of its New Jersey net operating losses and research and development credits for consideration that is to be used to fund its research activities in the State of New Jersey. For the State's fiscal year 2004 (July 1, 2003 to June 30, 2004), AXS-One was authorized to sell $165 of its available tax benefit of $165. AXS-One sold the entire authorized amount for consideration of $142. For the State's fiscal year 2003 (July 1, 2002 to June 30, 2003) AXS-One was authorized to sell an available tax benefit of $239 relating to tax years through December 31, 2000. AXS-One sold the entire authorized amount for consideration of $198. For the state fiscal year 2002 (July 1, 2001 to June 30, 2002) AXS-One sold $301 of available benefits for total consideration of $256. As of December 31, 2003, the remaining New Jersey tax benefit in the amount of $147 is available to sell if the program is extended by the NJEDA or will be available to offset future New Jersey income taxes.

(7)   Stockholders' Deficit

  (a) Warrants

        On October 1, 2002, the Company entered into an agreement with a South Carolina corporation to provide investor relations services to the Company for a term of twelve months, whereby upon expiration or termination of the agreement the Company would issue warrants to purchase the number of shares of common stock of the Company which is equal to the product of 10,000 shares multiplied by the number of whole months during the actual term of the agreement to a maximum of 120,000 shares. The exercise price for the warrants is (i) for the initial 60,000 shares covered by the warrants, $0.41 per share, which represented the closing price of the Company's common stock on October 1, 2002 and (ii) for the remaining shares covered by the warrants, if any, the closing price of the Company's common stock on April 1, 2003, which was $0.59 per share. The warrants are fully vested on the date of their issuance by the Company.

        On September 30, 2003, the Company issued two (2) warrants, each to purchase 60,000 shares of the Common Stock of AXS-One, one with an exercise price of $0.41 per share and one with an exercise price of $0.59 per share in accordance with the agreement. The expiration date of both warrants is September 30, 2006. As of December 31, 2003 no warrants were exercised.

        The accounting for these warrants was determined in accordance with EITF Issue No. 96-18, "Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods or Services," and, as a result, the fair value of the warrants was being recognized as an expense over the term of the agreement. Total expenses of $34 were recorded in sales and marketing expense on the 2003 consolidated financial statements related to these warrants. No further compensation costs will be recognized related to these warrants since no further services are being provided under the agreement which expired on September 30, 2003.

        Shares of common stock underlying the warrants were not registered under the Securities Act of 1933, as amended (the "Act") in reliance upon Section 4(2) of the Act based on the fact that the warrants were issued to only one sophisticated investor who had extensive knowledge of the Company at the time of the issuance.

        On November 2, 2000, the Company issued warrants to a Dallas corporation for the purchase of 200 shares of Common Stock in exchange for services to be rendered as the Company's non-exclusive financial advisor and for certain investment-banking services. The warrants are exercisable at $1.875 per share, subject to adjustment, until January 24, 2006 and were to vest in two separate tranches of 100 each on February 28, 2001 and May 31, 2001. By written notice dated May 25, 2001, 100 warrants that were to be vested on May 31, 2001 were cancelled in connection with the cancellation of the services agreement. No warrants were exercised as of December 31, 2003 leaving 100 vested warrants unexercised at December 31, 2003. The fair value of these warrants was determined in accordance with EITF Issue No. 96-18 and was being recognized as expense over the service period. No further compensation costs will be recognized related to these warrants since services are no longer being provided. The expense related to this matter was nominal.

        A summary of warrant activity is as follows:

	Number of Shares	Exercise Price Per Share	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
Balance, December 31, 2000	576	$1.875-$3.00	$2.61	3.39
Cancelled	(100)	$1.875	$1.875	—

Balance, December 31, 2001	476	$1.875-$3.00	$2.76	1.84
Vested but not issued	30	$0.41	$0.41	—
Cancelled	(376)	$3.00	$3.00	—

Balance, December 31, 2002	130	$0.41-$1.875	$1.54	3.04
Granted	90	$0.41 - $0.59	$0.50	—

Balance, December 31, 2003	220	$0.41-$1.875	$1.13	2.20

(all of which are exercisable at December 31, 2003)

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

        All options granted under the Plans expire ten years from the date of grant (or five years for statutory options granted to 10% stockholders), unless terminated earlier. Options generally vest over a four-year period. However, as of December 31, 2003, options to purchase approximately 629 shares of common stock had been granted with a two-year vesting period, options to purchase approximately 125 shares of common stock become immediately vested upon the occurrence of certain events and options to purchase approximately 2 shares of common stock had been granted with a three-year vesting period.

        A summary of stock option activity under the Plans is as follows:

	Number of Shares	Exercise Price Per Share	Weighted Average Exercise Price
Balance, December 31, 2000	4,469	$0.50 - 13.00	$2.33
Granted	2,394	0.21 - 0.72	0.59
Cancelled	(1,034)	0.21 - 13.00	2.55

Balance, December 31, 2001	5,829	$0.21 - 13.00	$2.01
Granted	982	0.41 - 1.14	0.58
Exercised	(64)	0.30 - 0.72	0.32
Cancelled	(470)	0.30 - 6.25	1.04

Balance, December 31, 2002	6,277	$0.21 - 13.00	$1.54
Granted	326	0.65 - 2.17	0.55
Exercised	(177)	0.21 - 1.38	0.36
Cancelled	(775)	0.32 - 6.25	1.54

Balance, December 31, 2003	5,651	$0.21 - 13.00	$1.54

Exercisable, December 31, 2003	4,026		$1.63

        A summary of stock options outstanding and exercisable as of December 31, 2003, follows:

Options Outstanding				Options Exercisable
Range of exercise prices	Number outstanding	Weighted average remaining life(years)	Weighted average exercise price	Number exercisable	Weighted average exercise price
$0.21 - 1.00	3,639	7.79	$0.66	2,420	$0.67
$1.06 - 3.44	1,384	4.20	$1.81	1,132	$1.82
$6.00 - 7.63	625	6.26	$6.03	471	$6.03
$13.00	3	1.58	$13.00	3	$13.00

	5,651			4,026

(8)   Profit Sharing Plan

        The Company's Profit Sharing Plan (the Plan) is a defined contribution plan. All employees with three months of service and who are at least 21 years of age are eligible to become participants in the Plan and to make voluntary contributions based on a percentage of their compensation within certain Plan limitations.

        The Plan falls under the provisions of Section 401(k) of the Internal Revenue Code. Employees may elect to contribute a percentage of their pretax salary, subject to statutory limitations, as well as certain percentages of their after-tax salary, to the Plan. By approval of the Board of Directors, the Company may elect to match a pre-determined percentage of the employees' contribution. In addition, the Company may make additional contributions at the discretion of the Board of Directors, which would be allocated among all participants in proportion to each participant's compensation, as defined. During the years ended December 31, 2003, 2002 and 2001, no additional contributions were made under the Plan.

        Through December 2001, the Company contributed 50% of the employees' first 6% of pretax salary contribution. Starting with the year 2002, all contributions by the Company will be on a discretionary basis only as approved by the Board of Directors. No contributions were approved or made for the year 2002. For the year 2003, the Company contributed 25% of the employees' first 6% of pretax salary contribution. Effective January 1, 2004, the Company will contribute 50% of the employees' first 6% of pretax salary contribution.

        The Company's contributions charged to operations in the accompanying consolidated statements of operations were approximately $96, zero and $379 for the years ended December 31, 2003, 2002 and 2001, respectively.

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

        Revenues and long-lived assets for the Company's United States, United Kingdom, Australia and Southeast Asia and other international operations are as follows:

	United States	United Kingdom	Australia and Southeast Asia	Other	Consolidated
2003
Revenues(1)	$25,940	$4,851	$5,354	$3,546	$39,691
Long-lived assets	2,465	54	123	58	2,700
2002
Revenues(1)	$26,826	$5,473	$4,091	$962	$37,352
Long-lived assets	2,485	112	74	76	2,747
2001
Revenues(1)	$27,783	$5,495	$4,103	$3,854	$41,235
Long-lived assets	3,412	108	105	12	3,637

(1)
Revenues are attributed to geographic area based on location of sales office.

        The Company does not believe there are any legal or other restrictions upon the repatriation of international earnings to the U.S. parent company. However, there are risks that repatriation of international earnings to the U.S. may not be done on a timely basis due to delays encountered in certain foreign countries.

(10) Operating Segments

        In the fourth quarter of 2003 the Company consolidated the sales and marketing efforts of its three business units in order to streamline the sales process and control expenses. The Company now has only two product lines that it offers to specific markets as part of its strategy to focus on market opportunities. The two product lines are as follows:

  a)
  AXS-One Enterprise Solutions provide Enterprise Solutions to global 2000 companies that enable organizations to achieve process transparency throughout their value chain. These include AXS-One's Foundation products for which the Company has an extensive installed base of customers. It also includes Tivity Solutions, a verticalized version of AXS-One Enterprise solutions that provide a full suite of business solutions and services to organizations that primarily sell professionals' time.

  b)
  AXSPoint Solutions focus on identifying markets that need to rapidly leverage the Internet in communicating, exchanging or reconciling large volumes of knowledge with their customers, suppliers and partners. The AXSPoint Solutions target large information-centric organizations that can utilize self-service information systems to improve communications with their customers and improve access to business intelligence. AXSPoint technology is also an electronic books and records repository, and not only delivers a powerful portal to information but can also eliminate many paper production and storage costs. As an enterprise solution, AXSPoint provides the ability to meet and manage compliance mandates and to leverage the corporate knowledge contained within email, instant messaging, and other ancillary systems.

        The Company evaluates the performance of its two product lines based on revenues and operating income (loss). Summarized financial information concerning the Company's reportable segments is shown in the following table. The Chief Executive Officer uses the information below in this format while making decisions about allocating resources to each product line and assessing its performance.

	AXS-One Enterprise Solutions	AXS Point Solutions	Total
Year Ended December 31, 2003
Revenues:
License fees	$4,371	$2,072	$6,443
Services	28,064	4,884	32,948

Total revenue, excluding related party revenue	32,435	6,956	39,391
Operating income	5,687	3,214	8,901
Total assets	10,572	1,578	12,150
Capital expenditures	196	18	214
Depreciation and amortization	1,548	22	1,570
Year Ended December 31, 2002(1)
Revenues:
License fees	$1,548	$2,369	$3,917
Services	28,782	4,248	33,030

Total revenues, excluding related party revenue	30,330	6,617	36,947
Operating income	3,914	4,075	7,989
Total assets	9,284	1,315	10,599
Capital expenditures	182	15	197
Depreciation and amortization	1,899	46	1,945
Year Ended December 31, 2001(1)
Revenues:
License fees	$4,572	$849	$5,421
Services	30,960	4,312	35,272

Total revenues, excluding related party revenue	35,532	5,161	40,693
Operating income (loss)	2,860	1,370	4,230
Total assets	9,278	782	10,060
Capital expenditures	443	33	476
Depreciation and amortization	1,896	63	1,959

(1)
Tivity Solutions, previously reported as a separate unit, has been consolidated with AXS-One Enterprise Solutions to reflect the new two product line structure.

        Reconciliation of segment operating income to consolidated operating income (loss) is as follows:

	Year Ended December 31,
	2003	2002	2001
Operating income from reportable segments	$8,901	$7,989	$4,230
Unallocated revenue, Other—related parties	300	405	542
Unallocated general and administrative expenses	(5,599)	(4,492)	(8,081)
Other corporate unallocated expenses	(1,030)	(1,138)	(837)

Total consolidated operating income (loss)	$2,572	$2,764	$(4,146)

(11) Quarterly Financial Data (Unaudited)

        Summarized quarterly financial data for 2003 and 2002 is as follows (in thousands except per share data):

	Quarter
2003
	First	Second	Third	Fourth
License fees	$1,241	$1,354	$2,459	$1,389
Services	8,089	8,160	7,681	9,018
Other related parties	115	74	71	40

Total revenues	9,445	9,588	10,211	10,447
Operating income	520	157	1,065	830
Net income	427	155	918	816
Basic net income per common share(1)	0.02	0.01	0.04	0.03
Diluted net income per common share(1)	0.02	0.01	0.04	0.03
	Quarter
2002
	First	Second	Third	Fourth
License fees	$1,184	$740	$1,030	$963
Services	7,824	8,522	8,196	8,488
Other related parties	88	101	101	115

Total revenues	9,096	9,363	9,327	9,566
Operating income	627	452	761	924
Net income	397	179	587	761
Basic net income per common share(1)	0.02	0.01	0.02	0.03
Diluted net income per common share(1)	0.02	0.01	0.02	0.03

(1)
Basic and diluted net income per common share are computed independently for each quarter. Therefore, the sum of the quarters will not necessarily equal the basic and diluted net income per common share for the full year.

(12) Restructuring Costs

        During June 2001, based on weakening economies, especially in the United States and to a lesser degree in certain foreign locations, the Company eliminated 45 positions in the United States and, in its foreign operations, eliminated eight positions, wrote-off certain non-performing assets and cumulative foreign currency translation adjustment and recorded a charge for remaining leases. The Company recorded a charge to operations in the second quarter of 2001 totaling approximately $1.1 million for these items, reflecting approximately $0.6 million in termination costs of those personnel as well as $0.3 million in asset and cumulative foreign currency translation adjustment write-offs and $0.2 million in lease costs. During the third and fourth quarters of 2001, the Company adjusted the charge to operations by approximately $(0.2) million and $(0.1) million respectively, reflecting revised termination and lease costs. These revisions resulted from the Company's decision to retain certain employees in one of the foreign locations to develop software enhancements for Tivity Solutions. The activity related to this restructuring was as follows:

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

(13) Contingencies

        During 2000 and 2001, the Securities and Exchange Commission (SEC) performed an investigation of the Company and of certain former employees and officers of the Company relating to activities performed through 1996 while they were employees of the Company. The Company filed a Form 8-K with the SEC on February 15, 2001 disclosing the SEC investigation and its disposition with respect to the Company. In mid August 2001, the Company was informed by counsel for its former employees and officers, whom the Company knew to be the subject of the SEC investigation, that such counsel had been informed by the SEC that the SEC was no longer pursuing its investigation of their clients. Under the Company's certificate of incorporation, and Delaware law, the Company has an indemnification obligation to reimburse legal fees to former employees and officers relating to actions taken against them for work performed while they were employed by the Company. Approximately $0.8 million in such estimated legal fees were recorded in general and administrative expenses during the year ended December 31, 2001. During the second quarter of 2002, approximately $0.3 million of these charges were reversed due to favorable settlements of outstanding billings with legal firms. The Company does not anticipate any further costs relating to this matter.

        Historically, the Company has been involved in other disputes and/or litigation encountered in its normal course of business. The Company believes that the ultimate outcome of these proceedings will not have a material adverse effect on the Company's business, consolidated financial condition, results of operations or cash flows.

Independent Auditors' Report

The Board of Directors and Stockholders
AXS-One Inc.:

        Under date of January 29, 2004, except as to the last paragraph of note 3, which is as of March 26, 2004, we reported on the consolidated balance sheets of AXS-One Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, comprehensive income (loss), stockholders' deficit, and cash flows for each of the years in the three-year period ended December 31, 2003, as contained in the 2003 annual report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the accompanying related consolidated financial statement schedule. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this consolidated financial statement schedule based on our audits.

        In our opinion, such consolidated financial statement schedule for each of the years in the three-year period ended December 31, 2003, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Short Hills, New Jersey
January 29, 2004

SCHEDULE II

AXS-ONE INC.

VALUATION AND QUALIFYING ACCOUNTS

Years Ended December 31, 2003, 2002 and 2001

(In thousands)

Allowance For Doubtful Accounts:	Balance at Beginning of Year	Charged (Credited) to Costs and Expenses, net(c)	Amounts Written Off		Balance at End of Year
Year ended December 31, 2003	$379	$(108)	$(71)		$200
Year ended December 31, 2002	$657	$(131)	$(147)		$379
Year ended December 31, 2001	$1,060	$(58)	$(345	)(b)	$657
Restructuring Reserve:
Year ended December 31, 2002	$24	$—	$(24	)(a)	$—

Year ended December 31, 2001	$—	$797	$(773	)(a)	$24

(a)
Cash payments to effect restructuring.

(b)
Includes write-off of $171 related to the sale of the subsidiary in Central and Eastern Europe.

(c)
Credits to costs and expenses reflect recoveries of amounts previously written off or revisions to previous estimates.

QuickLinks

  Item 1. Business
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters
  Item 6. Selected Consolidated Financial Data
  Item 7. Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations
  Item 7A. Quantitative and Qualitative Disclosures about Market Risk
  Item 8. Consolidated Financial Statements and Supplementary Data
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
  Item 9A. Controls and Procedures
PART III
  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management
  Item 13. Certain Relationships and Related Transactions
  Item 14. Principal Accountant Fees and Services
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
AXS-ONE INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT (In thousands)
AXS-ONE INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)
AXS-ONE INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except per share data)
Independent Auditors' Report
SCHEDULE II AXS-ONE INC. VALUATION AND QUALIFYING ACCOUNTS Years Ended December 31, 2003, 2002 and 2001 (In thousands)