Form 10-Q
period 2004-03-31
AXS ONE INC
filed 2004-05-14
CIK 947427

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarter ended March 31, 2004           Commission File Number 1-13591

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

YES	☒	NO	☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES	☐	NO	☒

Number of shares outstanding of the issuer’s common stock as of May 3, 2004

Class	Number of Shares Outstanding
Common Stock, par value $0.01 per share	27,984,564

AXS-ONE INC.

AXS-ONE INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	March 31, 2004	December 31, 2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,710	$2,946
Restricted cash	57	56
Accounts receivable, net of allowance for doubtful accounts of $176 and $200 at March 31, 2004 and December 31, 2003, respectively	7,077	5,541
Due from joint venture	113	107
Prepaid expenses and other current assets	734	603
Total current assets	11,691	9,253
Equipment and leasehold improvements, at cost:
Computer and office equipment	11,244	11,098
Furniture and fixtures	928	924
Leasehold improvements	879	873
	13,051	12,895
Less-accumulated depreciation and amortization	12,654	12,559
	397	336
Capitalized software development costs, net of accumulated amortization of $9,761 and $9,487 at March 31, 2004 and December 31, 2003, respectively	2,424	2,364
Other assets	175	197
	$14,687	$12,150

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current portion of long-term debt	$—	$547
Accounts payable	1,895	1,737
Accrued expenses	3,019	3,111
Due to joint venture	32	4
Deferred revenue	11,214	8,946
Total current liabilities	16,160	14,345
Long-term liabilities:
Long-term deferred revenue	1,289	1,504
Commitments and contingencies
Stockholders’ deficit:
Preferred stock, $.01 par value, authorized 5,000 shares, no shares issued and outstanding	—	—
Common stock, $.01 par value, authorized 50,000 shares; 25,401 and 25,026 shares issued and outstanding at March 31, 2004 and December 31, 2003, respectively	254	250
Additional paid-in capital	72,408	72,148
Accumulated deficit	(75,700)	(76,453)
Accumulated other comprehensive income	276	356
Total stockholders’ deficit	(2,762)	(3,699)
	$14,687	$12,150

The accompanying notes are an integral part of these consolidated financial statements.

AXS-ONE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share date)

(Unaudited)

	Three Months Ended March 31,
	2004	2003
Revenues:
License fees	$2,460	$1,241
Services	8,411	8,089
Other-related parties	51	115
Total revenues	10,922	9,445

Operating expenses:
Cost of license fees	411	341
Cost of services	4,269	3,964
Sales and marketing	1,970	1,631
Research and development	1,899	1,674
General and administrative	1,567	1,315
Total operating expenses	10,116	8,925
Operating income	806	520
Other income (expense):
Interest income	25	12
Interest expense	(12)	(73)
Gain on sale of subsidiary	—	71
Equity in losses of joint ventures	(33)	(19)
Other expense, net	(33)	(84)
Other expense, net	(53)	(93)
Net income	$753	$427

Basic and diluted net income per common share	$0.03	$0.02

Weighted average basic common shares outstanding	25,250	24,865

Weighted average diluted common shares outstanding	28,782	25,581

The accompanying notes are an integral part of these consolidated financial statements.

AXS-ONE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2004	2003

Net income	$753	$427
Foreign currency translation adjustment	(80)	34
Comprehensive income	$673	$461

The accompanying notes are an integral part of these consolidated financial statements.

AXS-ONE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2004	2003
Cash flows from operating activities:
Net income	$753	$427
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	333	397
Net recovery of doubtful accounts	(19)	(121)
Gain on sale of subsidiary	—	(71)
Equity in losses of joint venture	33	19
Consulting services received in lieu of payment on accounts receivable	8	25
Changes in current assets and liabilities:
Restricted cash	—	23
Accounts receivable	(1,451)	(1,819)
Due from joint venture	(6)	79
Prepaid expenses and other current assets	(125)	(196)
Accounts payable and accrued expenses	47	(545)
Deferred revenue	1,996	2,022

Net cash flows provided by operating activities	1,569	240

Cash flows from investing activities:
Change in other assets	20	4
Loan to joint venture	(6)	(21)
Capitalized software development costs	(334)	(285)
Purchase of equipment and leasehold improvements	(116)	(36)
Net cash flows used in investing activities	(436)	(338)

Cash flows from financing activities:
Proceeds from exercise of stock options and warrants	264	38
Payments of long-term debt	(547)	(450)
Net cash flows used in financing activities	(283)	(412)
Foreign currency exchange rate effects on cash and cash equivalents	(86)	61
Net increase (decrease) in cash and cash equivalents	764	(449)
Cash and cash equivalents, beginning of period	2,946	2,702
Cash and cash equivalents, end of period	$3,710	$2,253

Supplemental disclosures of cash flow information:
Cash paid during the period for—
Interest	$17	$79
Income taxes	$12	$2

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

(a) Basis of Presentation

The accompanying consolidated financial statements include the accounts of AXS-One Inc., its wholly owned subsidiaries located in Australia, Singapore, South Africa, and the United Kingdom and its division located in Canada (collectively, the “Company”).  All significant intercompany transactions and balances have been eliminated.  In December 2003, the Company dissolved the legal entity of the subsidiary located in Canada.  The Canadian operation is now a division of the U.S. operation and as such continues to be included in the consolidated financial statements of the Company.

The Company has a 49% ownership in one joint venture in its South African operation.  All significant intercompany transactions and balances have been eliminated.  The joint venture is considered to be a variable interest entity as defined in FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46).  Since it was determined that the Company is not the primary beneficiary as defined in FIN 46, the Company continues to use the equity method of accounting for its joint venture whereby investments are stated at cost plus or minus the Company’s equity in undistributed earnings or losses.

The unaudited consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America and, in the opinion of management, contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair presentation of these consolidated financial statements.

These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s 2003 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

The results of operations for the three-month period ended March 31, 2004 are not necessarily indicative of results to be expected for the full year 2004 or any future periods.

(b) Revenue Recognition

The Company recognizes revenue in accordance with Statement of Position 97-2, “Software Revenue Recognition” (“SOP 97-2”), and Statement of Position 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions.”  Revenue from non-cancelable software licenses is recognized when the license agreement has been signed, delivery has occurred, the fee is fixed or determinable and collectibility is probable.  In multiple element arrangements, the Company defers the vendor-specific objective evidence of fair value (“VSOE”) related to the undelivered elements and recognizes revenue on the delivered elements using the residual method.  The most commonly deferred element is initial maintenance, which is recognized on a straight-line basis over the initial maintenance term.  The VSOE of maintenance is determined by using a consistent percentage of maintenance fee to license fee based on renewal rates.  Maintenance fees in subsequent years are recognized on a straight-line basis over the life of the applicable agreement.  Delivery of software generally occurs when the product (on CDs) is delivered to a common carrier.  Occasionally, delivery occurs through electronic means where the software is made available through the Company’s secure FTP (File Transfer Protocol) site.

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

The majority of the Company’s training and consulting services are billed based on hourly rates.  The Company generally recognizes revenue as these services are performed when there is also evidence of an arrangement, the fee is fixed or determinable and collectibility is reasonably assured.  However, when the Company enters into an arrangement that requires it to perform significant work either to alter the underlying software or to build additional complex interfaces so that the software performs as the customer requests, the Company recognizes the entire fee using contract accounting.  This would apply to the Company’s custom programming services which are generally contracted on a fixed fee basis.  Anticipated losses, if any, are charged to operations in the period such losses are determined.

Revenues from the joint venture (included in Revenues: Other-Related Parties in the Company’s Consolidated Statements of Operations) include consulting revenue for the joint venture’s use of the Company’s South African subsidiary’s consultants and for management fees arising from the Company’s South African subsidiary providing managerial, technical and other related services, including director services, to the joint venture in accordance with the joint venture agreement.  Revenue is recognized upon performance of the services.

The Company assesses assuredness of collection for its revenue transactions based on a number of factors, including past transaction history with the customer and the credit-worthiness of the customer.  The Company does not request collateral from its customers.  If the Company determines that collection of a fee is uncertain, it defers the fee and recognizes revenue at the time the uncertainty is eliminated, which is generally upon receipt of cash.

In accordance with EITF Issue No. 01-14, “Income Statement Characterization of Reimbursement Received for ‘Out of Pocket’ Expenses Incurred,” reimbursements received for out-of-pocket expenses incurred are classified as services revenue in the unaudited consolidated statements of operations.

(c) Variable Interest Entity

We adopted FIN 46 as required on March 31, 2004.  The Company’s 49% owned joint venture, African Solutions (Pty) Ltd (“African Solutions”), is considered to be a variable interest entity as defined in FIN 46.  Because it was determined that the Company is not the primary beneficiary of African Solutions, the adoption of FIN 46 did not have a material impact on the Company’s consolidated financial position or results of operations.

African Solutions is acting as an non-exclusive authorized third party service provider to provide consulting and implementation services, and as a non-exclusive representative in providing marketing and promotional services directly to the end users in regard to, among other things AXS-One’s software products, but is required to remain exclusively focused on the AXS-One product range.  African Solutions conducts business throughout the African continent where its target markets are the Financial Sector and Government Departments.

As of March 31, 2004, AXS-One’s total exposure to loss as a result of its involvement in African Solutions is $81, representing the Company’s net investment in African Solutions as of March 31, 2004.

Presented below is selected financial data for African Solutions for the three months ended March 31, 2004 and 2003.

	Three Months Ended March 31,
	2004	2003
Total revenues	$333	$533
Operating income (loss)	$(27)	$(13)
Total assets	$356	$486
Total stockholders’ deficit	$(1,311)	$(946)

(d) Stock-Based Compensation

In December 2002, the FASB issued Statement No. 148, “Accounting for Stock Based Compensation-Transition and Disclosure, an Amendment of FASB Statement No. 123” (“SFAS 148”).  SFAS 148 amends FASB Statement No. 123, “Accounting for Stock-based Compensation” (“SFAS 123”), to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based compensation.  However, it allows an entity to continue to measure compensation cost for those instruments using the intrinsic-value method of accounting prescribed by Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees,” provided it discloses the effect of SFAS 123, as amended by SFAS 148, in the footnotes to the financial statements.  On November 14, 2003, the FASB decided to require stock-based employee compensation to be recorded as a charge to earnings beginning in 2005.  Until that time, the Company has chosen to continue to account for stock-based compensation using the intrinsic value method.  Accordingly, no stock option related compensation expense has been recognized in the consolidated statements of operations, as all options granted had an exercise price equal to the market value of the underlying stock on the date of grant.

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

	Three Months Ended March 31,
	2004	2003

Net income as reported	$753	$427
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	180	388
Pro forma net income	$573	$39

Net income per common share:
Basic-as reported	$0.03	$0.02
Basic-pro forma	$0.02	—

Diluted-as reported	$0.03	$0.02
Diluted-pro forma	$0.02	—

The Company has used the Black-Scholes option-pricing model in calculating the fair value of options granted.  The assumptions used and the weighted average information for the three months ended March 31, 2004 and 2003 are as follows:

	Three Months Ended March 31,
	2004	2003
Risk-free interest rate	4.78%	4.84%
Expected dividend yield	—	—
Expected lives	7 years	7 years
Expected volatility	76%	80%
Weighted-average grant date fair value of options granted during the period	$2.08	$0.64
Weighted-average remaining contractual life of options outstanding	6.14 years	6.75 years
Weighted-average exercise price of 3,911 and 3,891 options exercisable at March 31, 2004 and 2003, respectively	$1.66	$1.58

(2)  REVOLVING LINE OF CREDIT AND LONG-TERM DEBT

On March 31, 1998, the Company entered into a Loan and Security Agreement (“Agreement”) that contained a revolving line of credit and a term loan (the “Initial Term Loan”).

Borrowings under the revolving line of credit bear annual interest at prime rate plus 1.25% subject to a minimum interest rate of 8.0% per annum.  The Agreement provides for yearly fees as follows:  (i) $111 in year one, $86 in years two and three, $77 in year four, $74 in years five and six and (ii) an unused revolving line of credit fee of .375% per annum.  The Agreement is secured by substantially all domestic assets of the Company together with a pledge of 65% of the stock of its foreign subsidiaries, and contains certain restrictive financial covenants.  Under the revolving line of credit the Company currently has available the lesser of $5 million or 85% of eligible receivables, as defined.  The net available amount under the revolving line of credit at March 31, 2004 was approximately $1.4 million of which no amounts were outstanding.

The Initial Term Loan provided for $5 million available in one draw-down which the Company borrowed on the closing date in 1998.  Effective December 22, 1999, the Company amended the Agreement (Amendment No. 7) in order to make available to the Company a second term loan in the original principal amount of $1.3 million, which the Company borrowed on that date.  The Initial Term Loan and the second term loan, collectively the “A Term Loan,” bore interest at the prime rate as defined plus 1.5% subject to a minimum interest rate of 8.0% per annum.  The A Term Loan was fully repaid in June 2002 and no amounts remain outstanding.

Amendment No. 7 also made available a third term loan (the “B Term Loan”) in the original principal amount of $750, which the Company borrowed in full.  The B Term Loan bore interest at the fixed rate of 12.0% per annum.

Subsequent amendments to the Agreement made available additional ‘B’ term loans in the original principal amounts totaling up to $4.5 million, of which the Company borrowed $4.0 million, extended the termination date of the credit facility to March 31, 2004 and established restrictive financial covenants based on cumulative EBITDA (earnings before interest, taxes and depreciation and amortization).  The Company was in compliance with these covenants through March 31, 2004.  (For further information see Note 3 to the Company’s 2003 Annual Report on Form 10-K.)

The aggregate outstanding principal amount of the Term Loans was repayable in monthly installments of $150 beginning September 2002 over the remaining term of the Agreement.  Any unpaid principal and interest was due in full and paid on March 31, 2004.  As of March 31, 2004 there were no amounts outstanding on the term loan.

On March 26, 2004, the Company further amended the Agreement (Amendment No. 15) to extend the termination date from March 31, 2004 to May 28, 2004.

(3)  BASIC AND DILUTED NET INCOME PER COMMON SHARE

Basic and diluted net income per common share is presented in accordance with SFAS No. 128, “Earnings per Share” (“SFAS No. 128”).

Basic net income per common share is based on the weighted average number of shares of common stock outstanding during the period.  Diluted net income per common share for the three months ended March 31, 2004 and 2003 does not include the effects of outstanding options to purchase 654 and 4,115 shares of common stock, respectively, and outstanding warrants to purchase zero and 100 shares of common stock, respectively, as the effect of their inclusion is anti-dilutive for the periods.

The following represents the calculations of the basic and diluted net income per common share for the three months ended March 31, 2004 and 2003.

	Three Months Ended March 31,
	2004	2003

Net income	$753	$427
Weighted average basic common shares outstanding during the periods	25,250	24,865

Dilutive effect of stock options and warrants	3,532	716

Weighted average diluted common shares outstanding during the periods	28,782	25,581

Basic net income per common share	$0.03	$0.02

Diluted net income per common share	$0.03	$0.02

(4)  OPERATING SEGMENTS

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

The Company evaluates the performance of its two product lines based on revenues and operating income.  Summarized financial information concerning the Company’s reportable segments is shown in the following table.  The Chief Executive Officer uses the information below in this format while making decisions about allocating resources to each product line and assessing its performance.

	AXS-One Enterprise Solutions	AXSPoint Solutions	Total

Three Months Ended March 31, 2004
Revenues:
License fees	$640	$1,820	$2,460
Services	7,213	1,198	8,411
Total revenues, excluding related party revenue	7,853	3,018	10,871
Operating income	1,080	1,499	2,579
Total assets.	12,347	2,340	14,687
Capital expenditures	104	12	116
Depreciation and amortization	327	6	333

Three Months Ended March 31, 2003 (1) (2)
Revenues:
License fees	$1,115	$126	$1,241
Services	7,022	1,067	8,089
Total revenues, excluding related party revenue	8,137	1,193	9,330
Operating income	1,612	350	1,962
Total assets	9,960	2,238	12,198
Capital expenditures	31	5	36
Depreciation and amortization	386	11	397

(1) Tivity Solutions, previously reported as a separate unit, has been consolidated with AXS-One Enterprise Solutions to reflect the new two product line structure.

(2) Certain amounts, previously reported in the AXSPoint product line, have been reclassified to AXS-One Enterprise to conform to the current year presentation.

Reconciliation of total segment operating income to consolidated operating income:

	Three Months Ended
	March 31, 2004	March 31, 2003

Operating income from reportable segments	$2,579	$1,962
Unallocated revenue, other-related parties	51	115
Unallocated general and administrative expenses	(1,552)	(1,311)
Other corporate unallocated expenses	(272)	(246)
Total consolidated operating income	$806	$520

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

The Company recognized such gain as the note receivable was paid or equivalent value for services was received, but only after $180 was received.  Through December 31, 2002, $430 had been received in either payment to the Company or equivalent services provided by the Buyer to the Company or to the Company’s joint venture.  The Company recognized $219 of such gain through December 31, 2002, which included a reversal of $45 related to the original $180 in accrued expenses recorded at the time of the sale.  The $45 was recognized during the three months ended September 30, 2002 as a result of the release of a past customer claim.  The remaining gain of $71, reflected as Deferred revenue on the December 31, 2002 consolidated balance sheet, was recognized in February 2003 when the Company received payment from the Company’s joint venture for services provided by the Buyer to the joint venture.  The following table shows the activity related to the promissory note and related deferred gain and gain recognized:

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

(7)  SUBSEQUENT EVENTS

On April 5, 2004, the Company completed an offer and sale of 2,580 shares of common stock for $3.10 per share in a private placement for consideration of $8,000 (or approximately $7.8 million net of direct costs).  The Company also issued, at the same time, warrants to purchase an aggregate of 258 shares of common stock at $3.98 per share and warrants to purchase 258 shares of common stock at $4.50 per share.  These warrants are exercisable for a period of three years beginning April 5, 2004.  This private placement and issuance of warrants were made pursuant to the terms of a Unit Subscription Agreement, dated as of April 1, 2004, among the Company and several investors.

Issuance of the common stock and warrants in the private placement was not registered under the Securities Act of 1933 (“the Act”) in reliance upon Section 4(2) of the Act based on the fact that the shares of common stock and the warrants were issued to a small number of sophisticated investors who had extensive knowledge of the Company at the time of the issuance.

On April 8, 2004, the Company filed a Form 8-K with the SEC disclosing details of the private placement and issuance of warrants.  On May 4, 2004, the Company filed a Form S-3 registration statement with the SEC covering the resale of the securities issued and securities issuable upon exercise of the warrants.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Consolidated Interim Financial Statements and Notes thereto and is qualified in its entirety by reference thereto.

This Report contains statements of a forward-looking nature within the meaning of the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, relating to future events or the future financial performance of AXS-One.  Investors are cautioned that such statements are only predictions and that actual events or results may differ materially.  In evaluating such statements, investors should specifically consider the various factors identified in this Report which could cause actual results to differ materially from those indicated by such forward-looking statements, including the matters set forth in “Business—Risk Factors” in our 2003 Annual Report on Form 10K.

Executive Overview

We are a leading provider of records management, email and instant messaging archival management, financial management, and workflow software designed to efficiently manage complex business processes.  We have implemented high-volume, interoperable, scalable and secure business solutions for global 2000 companies.  Our Web Services-based technology has been critically acclaimed as best of class.  Our Compliance Platform Solutions provide fast deployment of email/instant messaging archival solutions for regulatory compliance and operational efficiency.  See “Item 1.  Business” in our 2003 Annual Report on Form 10K.

Our revenues are derived mainly from license fees from software license agreements entered into between AXS-One and our customers with respect to both our products and, to a lesser degree, third party products resold by AXS-One and services revenues from software maintenance agreements, training, consulting services including installation and custom programming.

We are based in Rutherford, New Jersey with approximately 250 full-time employees in offices worldwide, including Asia, Australia, Canada, South Africa, the United Kingdom and the United States.  Our foreign offices generated approximately 36.4% and 37.0% of our total revenues for the three months ended March 31, 2004 and 2003, respectively.  We expect that such revenues will continue to represent a significant percentage of our total revenues in the future.  Most of our international license fees and service revenues are denominated in foreign currencies.  Fluctuations in the value of foreign currencies relative to the US dollar in the future could result in fluctuations in our revenue.

We have a 49% ownership in one joint venture in our South African operation, AXS-One African Solutions (Pty) Ltd (“African Solutions”).  African Solutions sells and services our suite of products.  We use the equity method of accounting for our investment whereby, the investment is stated at cost plus or minus our equity in undistributed earnings or losses.

We encounter competition for all of our products in all markets and compete primarily based on the quality of our products, our price, our customer service and our time to implement.  The timing of the release of new products is also important to our ability to generate sales.  During the second half of 2003, we released our new Email and Instant Messaging Archival, Supervision & Legal Discovery (“Email Compliance”) software in response to new regulatory requirements for financial institutions in the United States as well as to address the need to reduce costs in the email management area.  This new product alone accounted for approximately 49% of our total license fee revenues in the fourth quarter of 2003 and 38% in the first quarter of 2004.  In early 2004, we increased our sales and services teams in order to meet the needs of this growing market and capitalize on this opportunity.  However, there is no assurance that these efforts will achieve the desired results.

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

We have experienced, and may in the future experience, significant fluctuations in our quarterly and annual revenues, results of operations and cash flows.  We believe that domestic and international operating results and cash flows will continue to fluctuate significantly in the future as a result of a variety of factors.  For a description of these factors that may affect our operating results, see  “Business—Risk Factors” in our 2003 Annual Report on Form 10K.

In April 2004, William P. Lyons joined AXS-One in the position of President and Chief Executive Officer, as well as a director.  He replaces John A. Rade, who, as previously announced, is retiring after seven years with AXS-One, but who will remain with the company as a non-executive employee for a transition period.  Mr. Lyons has over 20 years experience in the software industry in various executive positions including CEO.  A Form 8-K was filed with the SEC on April 30, 2004 describing the specifics of our agreement with Mr. Lyons.

On April 5, 2004, we completed a private placement of shares of common stock that resulted in an increase in cash of approximately $7.8 million, net of related direct costs.  We expect to use the proceeds from the private placement to strengthen our balance sheet and to develop and continue the business activities of AXS-One. (See Part II, Item 2: “Changes in Securities and Use of Proceeds.”)

Results of Operations

The following table sets forth for the periods indicated, certain operating data, and data as a percentage of total revenues:

	Three Months Ended March 31, 2004		Three Months Ended March 31, 2003
(in thousands)	As Reported	Data as a percent of revenue	As Reported	Data as a percent of revenue
	Unaudited		Unaudited
Revenues:
License fees	$2,460	22.5%	$1,241	13.1%
Services	8,411	77.0	8,089	85.7
Other-related parties	51	0.5	115	1.2
Total revenues	10,922	100.0	9,445	100.0

Operating expenses:
Cost of license fees	411	3.8	341	3.6
Cost of services	4,269	39.1	3,964	42.0
Sales and marketing	1,970	18.0	1,631	17.3
Research and development	1,899	17.4	1,674	17.7
General and administrative	1,567	14.3	1,315	13.9
Total operating expenses	10,116	92.6	8,925	94.5
Operating income	806	7.4	520	5.5
Other income (expense):
Equity in losses of joint ventures	(33)	(0.3)	(19)	(0.2)
Other expense, net	(20)	(0.2)	(74)	(0.8)
Other expense, net	(53)	(0.5)	(93)	(1.0)
Net income	$753	6.9%	$427	4.5%

Comparison of 2004 to 2003 First Quarter Results

Revenues

Total revenues increased $1.5 million or 15.6% for the three months ended March 31, 2004, as compared to the three months ended March 31, 2003 due to increases of 98.2% and 4.0% in license fees and services revenues, respectively.  The increase in license fees was mainly attributable to an increase of $1.2 million in our U.S. operations due mainly to sales of our email management software, released in the second half of 2003, to three new customers and one existing customer.  Our license fee revenues also included licenses of our newer e-Cellerator products to our existing customers and one new customer as well as the license of additional users for previously licensed software.

The increase in services revenues resulted mainly from increases of $0.2 million in maintenance revenue resulting from new license agreements and customary annual increases for existing agreements and $0.2 million in custom programming due to a large agreement with one customer in the U.S. operation.  This was partially offset by a decrease of $0.1 million in consulting revenue in our Australian operations.

The following table sets forth for the periods indicated each major category of our service revenues as a percent of total service revenues:

	Three Months Ended March 31,
	2004		2003
(in thousands)	Amount	% of Total	Amount	% of Total
Maintenance	$4,320	51.4%	$4,093	50.6%
Consulting	3,776	44.9%	3,856	47.7%
Training	17	0.2%	26	0.3%
Custom programming	298	3.5%	114	1.4%
Total services revenue	$8,411	100.0%	$8,089	100.0%

Other-Related Party revenues include management/directors’ fee revenue and consulting revenue from African Solutions.  The decrease in management/directors’ fee revenue for the three months ended March 31, 2004 as compared to the same period in 2003 resulted from our decision in the second quarter of 2003 to temporarily stop charging management fees until African Solutions becomes profitable.  We continued to charge directors’ fees for both periods.  The decrease in consulting revenue resulted from decreased use of consultants from African Solutions, choosing instead to utilize our own internal staff.

	Three Months Ended March 31,
(in thousands)	2004	2003
Management/Directors’ fee revenue	$9	$33
Consulting revenue	42	82
Total revenues	$51	$115

For both periods, we had a concentration of total revenues within a few select customers.  For the three months ended March 31, 2004, total revenues included $1.9 million or 17.6% of total revenues from one customer.  Total revenues for the three months ended March 31, 2003 included $1.7 million each or 17.5% and 18.4% of total revenues from two customers, respectively.

Expenses

Cost of license fees consist primarily of amortization of capitalized software development costs and amounts paid to third parties with respect to products we resold in conjunction with the licensing of our products.  The elements can vary substantially from period to period as a percentage of license fees.  Cost of license fees increased $70 thousand or 20.5% for the three months ended March 31, 2004 as compared to the same period in 2003.  A $113 thousand increase in third party royalties due to the increased sales of third party software used in conjunction with our software was partially offset by a $43 thousand decrease in amortization of capitalized software costs as a result of certain costs becoming fully amortized in 2003.

Cost of services consists primarily of personnel and third party costs for product quality assurance, training, installation, consulting and customer support.  Cost of services increased $0.3 million or 7.7% for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003.  The increase is primarily due to an increase of $0.2 million in temps and consultants expense due to the use of temporary consultants to supplement our internal employees on specific assignments related mostly to the deployment of our newer software products.  The increase is also the result of increases of $0.1 million in salaries and wages due to annual merit increases and $70 thousand in travel and living expenses.  These increases were partially offset by decreases of $48 thousand in cost of third party services resulting from decreased use of third party consultants in our U.K subsidiary and $30 thousand of billable expenses.

Sales and marketing expenses consist primarily of salaries, commission and bonuses related to sales and marketing personnel, as well as travel and promotional expenses.  Sales and marketing expenses increased $0.3 million or 20.8% for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003.  The increase is primarily a result of increases of $0.2 million in salaries and wages due to annual merit increases and new hires, $0.1 million in travel and living expenses and $0.1 million due to increased commission expense as a direct result of the increase in license fee revenue.  These increases were partially offset by a decrease of $0.1 million in commission expense in our South African subsidiary.

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

Research and development expenses (net of capitalized software development costs) increased $0.2 million or 13.4% for the three months ended March 31, 2004 as compared to the same period in 2003.  The increase is primarily the result of increases of $0.1 million in salaries and wages due to annual merit increases and new hires and $0.1 million in temps and consultants for continued work on development of the Email Compliance software.  We capitalized $0.3 million in software development costs in both periods.  The rate of capitalization of software development costs may fluctuate depending on the mix and stage of development of our product development and engineering projects.

General and administrative expenses consist primarily of salaries for administrative, executive and financial personnel, and outside professional fees.  General and administrative expenses increased $0.3 million or 19.2% for the three months ended March 31, 2004, as compared to the three months ended March 31, 2003.  The increase is primarily the result of approximately $150 thousand in recruiting expenses incurred in connection with the selection of our new CEO and $113 thousand in bad debt recovery that reduced general and administration expenses in the 2003 period and no similar recovery occurred in 2004.

Operating Income

Operating income increased $0.3 million or 55.0% for the three months ended March 31, 2004 as compared to the same period in 2003 due to the increase in total revenues that more than offset the related increase in operating expenses.

Other Expense, Net

Other expense, net decreased $40 thousand for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003 as a result of decreases of $61 thousand in interest expense, $61 thousand in foreign exchange gain/loss and an increase of $13 thousand in interest income partially offset by a $14 thousand increase in equity in losses of joint ventures.  We did not use the revolving line of credit in the first quarter of 2004 and paid the total remaining balance due on the term loan prior to quarter end, which reduced our interest expense for the period (See Note 2 to the Consolidated Interim Financial Statements.)  For the 2003 period we also recorded a gain on the sale of subsidiary of $71 thousand that was zero for the 2004 period.

Results of Operations

As a consequence of the above, net income increased $0.3 million or 76% from the quarter ended March 31, 2003 to the quarter ended March 31, 2004.

Liquidity and Capital Resources

On March 31, 1998, we entered into a Loan and Security Agreement (“Agreement”) that contained a revolving line of credit and a term loan.  Subsequent amendments to the Agreement since that date made available additional term loans (See Note 2 to the Consolidated Interim Financial Statements). The available amount under the revolving line of credit at March 31, 2004 was approximately $1.4 million of which no amounts were outstanding.  As of March 31, 2004, the term loan was paid in full and no amounts remain outstanding.

On March 26, 2004, we amended the Agreement to extend the termination date from March 31, 2004 to May 28, 2004.  We are currently in discussions with our existing lender and other financial institutions for possible future financing arrangements.  However, no assurance can be given that we can obtain such future financing arrangements on commercially acceptable terms.

Our operating activities provided cash of $1.6 million and $0.2 million for the three months ended March 31, 2004 and 2003, respectively.  Net cash provided by operating activities during the three months ended March 31, 2004 is primarily the result of the net income, non-cash depreciation and amortization and an increase in deferred revenue partially offset by an increase in accounts receivable.  The increase in deferred revenue is mainly the result of new agreements executed in the first quarter as well as annual renewal increases.  The increase in accounts receivable is mainly the result of new license billings at the end of the quarter.

Net cash provided by operating activities during the three months ended March 31, 2003 was comprised of the net income, an increase in deferred revenue partially offset by an increase in accounts receivable and a decrease in accounts payable and accrued expenses.

Our investing activities used cash of $0.4 million and $0.3 million for the three months ended March 31, 2004 and 2003, respectively.  The uses of cash for the three months ended March 31, 2004 were primarily for capitalized software development costs related to development of new products as well as significant enhancements to certain existing products and for the purchase of computer equipment.  Cash used for investing activities in the 2003 period was mainly for capitalized software development costs related to development of the new email management product as well as other new and existing products.

Cash used by financing activities was $0.3 million and $0.4 million for the three months ended March 31, 2004 and 2003, respectively.  For the 2004 period, cash was primarily used to pay the remaining balance of the outstanding term loan.  This was partially offset by proceeds received from the exercise of stock options and warrants during the period.  Cash used for the 2003 period was for repayment of the term loan.

We have no significant capital commitments.  Planned capital expenditures for 2004 total approximately $1.5 million, including any software development costs that may qualify for capitalization under SFAS 86.  Our aggregate minimum operating lease payments for 2004 will be approximately $2.0 million.  We generated net income of $2.3 million and $1.9 million for the years ended December 31, 2003 and 2002, respectively, after experiencing a net loss of $4.7 million during the year ended December 31, 2001.  For the year ended December 31, 2003, we experienced an increase in license fee revenues that, along with services revenues, had declined in each of the prior two years primarily as a result of intense competition and rapid technological change together with a slowing of the economy.  The increased license fee revenues along with management’s initiatives over the last two years to improve operating results and liquidity and better position AXS-One to compete under current market conditions have allowed us to generate net income during every quarter from September 30, 2001 to the present.  In addition, during the month of October 2003, we extended our maintenance agreement with one customer through December 2005 and received an advance payment of $2.8 million in cash and on April 5, 2004, we completed a private placement of shares of common stock that resulted in an increase in cash of approximately $7.8 million, net of related direct costs.  Due to these efforts we expect that our current cash balance and operating cash flow will be sufficient to fund our working capital requirements through 2004 and beyond.  Our ability to achieve the anticipated results is affected by the extent of cash generated from operations.  There is also the risk that cash held by our foreign subsidiaries will not be readily available for use in our U.S. operations to pay our obligations as the transfer of funds is sometimes delayed due to various foreign government restrictions.  Accordingly, we may in the future be required to seek new sources of financing or future accommodations from our existing lender or other financial institutions.  Our existing lender has extended the maturity date of the loan agreement from March 31, 2004 until May 28, 2004 to give both parties sufficient time to potentially enter into a new debt agreement.  No assurance can be given that management’s initiatives will be successful or that any such additional sources of financing or lender accommodations will be available.

Segment Information

For the three months ended March 31, 2004, AXS-One Enterprise Solutions had license fee revenues of $0.6 million compared to $1.1 million for the comparable prior year period; services revenue of $7.2 million compared to $7.0 million for the comparable prior year period; and operating income of $1.1 million compared to $1.6 million for the comparable prior year period.  License fees were lower for the three months ended March 31, 2004 due to less demand for our higher priced Foundation products while customers purchased lower cost Web based add-on products.  Service revenues increased due to increased demand for consulting services in the installed base as customers upgrade to the latest version of our software.  Operating income for the three months ended March 31, 2004 decreased $0.5 million from the corresponding prior year period primarily as a result of the decrease in license fee revenue and increases in both cost of services and sales expense.

AXSPoint Solutions had license fee revenues of $1.8 million for the three months ended March 31, 2004 compared to $0.1 million for the comparable prior year period; service revenues of $1.2 million compared to $1.1 million for the comparable prior year period; and operating income of $1.5 million compared to $0.4 million for the comparable prior year period.  The increase in license revenues was primarily due to sales of our email management product which represented approximately 50% of total AXSPoint license fees for the quarter.  The increase in service revenues was primarily due to increased demand for consulting services to implement products sold in the fourth quarter of 2003 and early 2004.  The increase in operating income was mainly the result of the increase in license fee revenue for the three months ended March 31, 2004 as compared to the prior year period.

Critical Accounting Policies

Our critical accounting policies are as follows:

• Revenue recognition and

• Capitalized software development costs.

Revenue Recognition

We derive our revenue primarily from two sources: (i) software licenses and (ii) services and support revenue, which includes software maintenance, training, consulting and custom programming revenue.  We also derive a limited amount of management and directors’ fee revenue from the joint venture (less than 1% of total revenue in 2003) entered into during 2001 by our South African subsidiary.  As described below, certain management judgments and estimates must be made and used in connection with the revenue recognized in any accounting period.  Material differences may result in the amount and timing of our revenue for any period if our management made different judgments or utilized different estimates.

We normally license our software products on a perpetual basis.  Each license agreement generally includes a provision for initial post-contract support (maintenance).  For the majority of license sales we use a signed license agreement as evidence of an arrangement.  Occasionally, where a master license agreement with a customer already exists, we accept the customer’s purchase order as evidence of an arrangement.  For maintenance fees, we use a maintenance agreement as evidence of the arrangement.  We generally use a professional services agreement as evidence of an arrangement for our training, custom programming and consulting revenues.  Management and directors’ fee revenues from our joint ventures are evidenced by master agreements governing the relationship.

We recognize revenue in accordance with Statement of Position 97-2, “Software Revenue Recognition” (“SOP 97-2”), and Statement of Position 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions.”  Revenue from non-cancelable software licenses is recognized when the license agreement has been signed, delivery has occurred, the fee is fixed or determinable and collectibility is probable.  In multiple element arrangements, we defer the vendor-specific objective evidence of fair value (“VSOE”) related to the undelivered elements and recognize revenue on the delivered elements using the residual method.  The most commonly deferred element is initial maintenance, which is recognized on a straight-line basis over the initial maintenance term.  The VSOE of maintenance is determined by using a consistent percentage of maintenance fee to license fee based on renewal rates.  Maintenance fees in subsequent years are recognized on a straight-line basis over the life of the applicable agreement.  Delivery of software generally occurs when the product (on CDs) is delivered to a common carrier.  Occasionally, delivery occurs through electronic means where the software is made available through our secure FTP (File Transfer Protocol) site.

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

The majority of our training and consulting services are billed based on hourly rates.  We generally recognize revenue as these services are performed when there is also evidence of an arrangement, the fee is fixed or determinable and collectibility is reasonably assured.  However, when we enter into an arrangement that requires us to perform significant work either to alter the underlying software or to build additional complex interfaces so that the software performs as the customer requests, we recognize the entire fee using contract accounting.  This would apply to our custom programming services, which are generally contracted on a fixed fee basis.  Anticipated losses, if any, are charged to operations in the period such losses are determined.

Revenues from the joint venture (included in Revenues: Other-Related Parties in our Consolidated Interim Statements of Operations) include consulting revenue for the joint ventures’ use of our South African subsidiary’s consultants and for management and directors’ fees for our subsidiary providing managerial, technical and other related services, including director services, to the joint venture in accordance with the joint venture agreements.  Revenue is recognized upon performance of the services.

We assess assuredness of collection for revenue transactions based on a number of factors, including past transaction history with the customer and the credit-worthiness of the customer.  We do not request collateral from our customers.  If we determine that collection of a fee is uncertain, we defer the fee and recognize revenue at the time the uncertainly is eliminated, which is generally upon receipt of cash.

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

Recently Issued Accounting Standards

In December 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46) that addresses the consolidation of variable interest entities.  FIN 46 provides guidance for determining when a primary beneficiary should consolidate a variable interest entity, or equivalent structure, that functions to support the activities of the primary beneficiary.  We adopted FIN 46 on March 31, 2004.  Based on our evaluation of this Interpretation we believe that our 49% owned joint venture, AXS-One African Solutions (Proprietary) Limited (“African Solutions”), is a variable interest entity (VIE) as defined in FIN 46.  However, we have concluded that we are not the primary beneficiary of African Solutions.  Therefore, the adoption of this interpretation did not have a material impact on our consolidated financial position or results of operations.

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

See our 2003 Annual Report on Form 10K for a discussion of risk factors.

Item 4.  Controls and Procedures

Evaluation of disclosure controls and procedures

Our chief executive officer and our chief financial officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rule 13a-15(e)) as of March 31, 2004 (the “Evaluation Date”), have concluded that as of the Evaluation Date, our disclosure controls and procedures were effective and designed to ensure that material information relating to us and our consolidated subsidiaries would be collected and made known to them by others within those entities as appropriate to allow timely decisions regarding required disclosure of such information.

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

Item 2.  Changes in Securities and Use of Proceeds

On October 1, 2002, the Company entered into an agreement with a South Carolina corporation to provide investor relations services to the Company, whereby upon expiration or termination of the agreement the Company would issue warrants to purchase the number of shares of common stock of the Company which was equal to the product of 10,000 shares multiplied by the number of whole months during the actual term of the agreement to a maximum of 120,000 shares.  The exercise price for the warrants was (i) for the initial up to 60,000 shares covered by the warrants, $0.41 per share, which represented the closing price of the Company’s common stock on October 1, 2002 and (ii) for the remaining shares covered by the warrants, if any, the closing price of the Company’s common stock on April 1, 2003, which was $0.59 per share.  The warrants were fully vested on the date of their issuance by the Company.

On September 30, 2003, the Company issued two (2) warrants, each to purchase 60,000 shares of the Common Stock of AXS-One, one with an exercise price of $0.41 per share and one with an exercise price of $0.59 per share in accordance with the agreement.  The expiration date of both warrants is September 30, 2006.  On January 21, 2004 all 120,000 warrants were exercised for total proceeds remitted to the Company of $60,000.

The accounting for these warrants was determined in accordance with EITF Issue No. 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods or Services,” and, as a result, the fair value of the warrants was being recognized as an expense over the vesting period using variable accounting.  Total expenses of $34 thousand were recorded in sales and marketing expense for the year ended December 31, 2003.  No further compensation costs will be recognized related to these warrants since the warrants are fully vested.

Issuance of the warrants was not registered under the Securities Act of 1933, as amended (the “Act”) in reliance upon Section 4(2) of the Act based on the fact that the warrants were issued to only one sophisticated investor who had extensive knowledge of the Company at the time of the issuance.

On April 5, 2004, the Company completed an offer and sale of 2,580,645 shares of common stock for $3.10 per share in a private placement for consideration of $8,000,000 (or approximately $7.8 million net of direct costs) to the investors named below.  The Company also issued, at the same time, warrants to purchase an aggregate of 258,065 shares of common stock at $3.98 per share and warrants to purchase 258,064 shares of common stock at $4.50 per share.  These warrants are exercisable for a period of three years beginning April 5, 2004.  This private placement and issuance of warrants were made pursuant to the terms of a Unit Subscription Agreement, dated as of April 1, 2004, among the Company and several investors.

Investors

Ganot Corporation

Globis Capital Partners L.P.

James Kardon

The Hewlett Fund

Madison Value Ventures I LLC

Madison Value Ventures G.P. III

WPG Select Technology Fund LP

WPG Select Technology Overseas Fund Ltd.

Emancipation Capital, LP

Potomac Capital International Ltd.

Jack M. Dodick

Fame Associates

Anfel Trading Limited

Jesse B. Shelmire IV

Hayden Communications, Inc.

Globis Overseas Fund Ltd.

Richard Grossman

Anthony Altamura

Steven J. Seif

Madison Value Ventures II LLC

Madison Value Ventures G.P. IV

WPG Select Technology FQP Fund LP

Bonanza Master Fund Ltd.

Potomac Capital Partners, L.P.

Pleiades Investment Partners-R, L.P.

Steven W. Spira

Cam Co

Scott R. Griffith

Griffith Shelmire Partners, Inc.

Issuance of the common stock and warrants in the private placement was not registered under the Act in reliance upon Section 4(2) of the Act based on the fact that the shares of common stock and the warrants were issued to a small number of sophisticated investors who had extensive knowledge of the Company at the time of the issuance.

The Company will use the net proceeds from the private placement and the net proceeds, if any, from the exercising of the warrants for working capital and general corporate purposes, including without limitation, to support the operations of each of the Company’s subsidiaries.

On April 8, 2004, the Company filed a Form 8-K with the SEC disclosing details of the private placement and issuance of warrants.  On May 4, 2004, the Company filed a Form S-3 registration statement with the SEC covering the resale of the securities issued and securities issuable upon exercise of the warrants.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits –

Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certifications – William P. Lyons
Exhibit 31.2	Rule 13a-14(a)/15d-14(a) Certifications – William G. Levering III
Exhibit 32	Officer Certifications under 18 USC 1350

(b) Reports on Form 8-K -

On January 29, 2004, the Company furnished a Form 8-K reporting the issue of a press release disclosing material non-public information regarding the Registrant’s results of operations for the quarter and year ended December 31, 2003.

On February 10, 2004, the Company filed a Form 8-K announcing the pending retirement of its President and Chief Executive Officer, John A. Rade, on or about the end of 2004 and the Company’s succession plans regarding his position.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AXS-ONE INC.

Date: May 14, 2004	By:	/s/ William P. Lyons
William P. Lyons
Chief Executive Officer,
President and Director

	By:	/s/ William G. Levering III
William G. Levering III
Vice President, Chief Financial Officer,
and Treasurer
(Duly Authorized Officer and
Principal Financial Officer)