Form 10-Q
period 2004-06-30
AXS ONE INC
filed 2004-08-16
CIK 947427

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarter ended June 30, 2004	Commission File Number	1-13591

AXS-ONE INC.
(Exact name of registrant as specified in its charter)

Delaware	13-2966911
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
301 Route 17 North
Rutherford, New Jersey	07070
(Address of principal executive offices)	(Zip Code)

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

YES	☒	NO	☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES	☐	NO	☒

Number of shares outstanding of the issuer’s common stock as of August 4, 2004

Class	Number of Shares Outstanding
Common Stock, par value $0.01 per share	28,082,164

AXS-ONE INC.

AXS-ONE INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	June 30, 2004	December 31, 2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$9,163	$2,946
Restricted cash	53	56
Accounts receivable, net of allowance for doubtful accounts of $282 and $200 at June 30, 2004 and December 31, 2003, respectively.	7,549	5,541
Due from joint venture	96	107
Prepaid expenses and other current assets .	773	603
Total current assets	17,634	9,253
Equipment and leasehold improvements, at cost:
Computer and office equipment	11,278	11,098
Furniture and fixtures	915	924
Leasehold improvements .	877	873
	13,070	12,895
Less—accumulated depreciation and amortization .	12,658	12,559
	412	336
Capitalized software development costs, net of accumulated amortization of $10,045 and $9,487 at June 30, 2004 and December 31, 2003, respectively	2,348	2,364
Other assets	199	197
	$20,593	$12,150
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current portion of long-term debt.	$—	$547
Accounts payable .	1,861	1,737
Accrued expenses .	4,347	3,111
Due to joint venture	62	4
Deferred revenue	10,879	8,946
Total current liabilities	17,149	14,345
Long-term liabilities:
Long-term deferred revenue	915	1,504
Commitments and contingencies
Stockholders’ equity (deficit):
Preferred stock, $.01 par value, authorized 5,000 shares, no shares issued and outstanding	—	—
Common stock, $.01 par value, authorized 50,000 shares; 28,064 and 25,026 shares issued and outstanding at June 30, 2004 and December 31, 2003, respectively	281	250
Additional paid-in capital	80,179	72,148
Accumulated deficit .	(78,280)	(76,453)
Accumulated other comprehensive income	349	356
Total stockholders’ equity (deficit) .	2,529	(3,699)
	$20,593	$12,150

The accompanying notes are an integral part of these consolidated financial statements.

AXS-ONE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Revenues:
License fees	$1,004	$1,354	$3,464	$2,595
Services	8,451	8,160	16,862	16,249
Other—related parties	50	74	101	189
Total revenues	9,505	9,588	20,427	19,033
Operating expenses:
Cost of license fees	375	378	786	719
Cost of services	4,528	4,003	8,797	7,967
Sales and marketing	2,455	2,124	4,425	3,755
Research and development	2,037	1,578	3,936	3,252
General and administrative	1,530	1,348	3,097	2,663
Restructuring and other costs	1,103	—	1,103	—
Total operating expenses	12,028	9,431	22,144	18,356
Operating income (loss)	(2,523)	157	(1,717)	677
Other income (expense):
Interest income	40	20	65	32
Interest expense	(2)	(46)	(14)	(119)
Gain on sale of subsidiary	—	—	—	71
Equity in income (losses) of joint venture	(49)	134	(82)	115
Other expense, net	(18)	(82)	(51)	(166)
Other income (expense), net	(29)	26	(82)	(67)
Net income (loss) before income taxes	(2,552)	183	(1,799)	610
Income tax expense	(28)	(28)	(28)	(28)
Net income (loss)	$(2,580)	$155	$(1,827)	$582
Basic net income (loss) per common share	$(0.09)	$0.01	$(0.07)	$0.02
Weighted average basic common shares outstanding	27,915	24,960	26,582	24,913
Diluted net income (loss)per common share	$(0.09)	$0.01	$(0.07)	$0.02
Weighted average diluted common shares outstanding	27,915	25,462	26,582	25,773

The accompanying notes are an integral part of these consolidated financial statements.

AXS-ONE  INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income (loss)	$(2,580)	$155	$(1,827)	$582
Foreign currency translation adjustment	73	(14)	(7)	20
Comprehensive income (loss)	$(2,507)	$141	$(1,834)	$602

The accompanying notes are an integral part of these consolidated financial statements.

AXS-ONE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2004	2003
Cash flows from operating activities:
Net income (loss)	$(1,827)	$582
Adjustments to reconcile net income (loss) to net cash flows used in operating activities
Increase in cash surrender value of officers’ life insurance	(10)	(14)
Depreciation and amortization	685	820
Net provision (recovery) of doubtful accounts	88	(132)
Gain on sale of subsidiary	—	(71)
Equity in (income) losses of joint ventures	82	(115)
Consulting services received in lieu of payment on ccounts receivable	67	45
Changes in assets and liabilities
Restricted cash	—	27
Accounts receivable	(2,163)	(333)
Due from joint venture	11	217
Prepaid expenses and other current assets	(169)	99
Accounts payable and accrued expenses	1,440	(1,393)
Deferred revenue	1,406	260
Net cash flows used in operating activities	(390)	(8)
Cash flows from investing activities:
Change in other assets	16	18
Loan to joint venture	(25)	(82)
Capitalized software development costs	(542)	(654)
Purchase of equipment and leasehold improvements	(212)	(103)
Net cash flows used in investing activities	(763)	(821)
Cash flows from financing activities:
Proceeds from exercise of stock options and warrants	370	54
Net proceeds from the sale of common stock	7,692	—
Payments of long-term debt	(547)	(900)
Net cash flows provided by (used in) financing activities	7,515	(846)
Foreign currency exchange rate effects on cash and cash equivalents	(145)	129
Net increase (decrease) in cash and cash equivalents	6,217	(1,546)
Cash and cash equivalents, beginning of period	2,946	2,702
Cash and cash equivalents, end of period	$9,163	$1,156
Supplemental disclosures of cash flow information:
Cash paid during the period for—
Interest	$21	$134
Income taxes	$16	$107

The accompanying notes are an integral part of these consolidated financial statements.

AXS-ONE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(In thousands, expect per share data)
(Unaudited)

(1)   OPERATIONS, BUSINESS CONDITIONS AND SIGNIFICANT ACCOUNTING POLICIES

The Company designs, markets and supports n-tier, Internet-enabled client/server, e-business, financial, workflow, desktop data access and storage solutions and records compliance management solutions for global 2000 businesses, and scheduling and time and expense solutions for professional services organizations. The Company also offers consulting, implementation, training and maintenance services in support of its customers’ use of its software products.

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

The unaudited consolidated interim financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America and, in the opinion of management, contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair presentation of these consolidated interim financial statements.

These consolidated interim financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s 2003 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

The results of operations for the three and six months ended June 30, 2004 are not necessarily indicative of results to be expected for the full year 2004 or any future periods.

(b)          Revenue Recognition

The Company recognizes revenue in accordance with Statement of Position 97-2, “Software Revenue Recognition” (“SOP 97-2”), and Statement of Position 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions.”  Revenue from non-cancelable software licenses, through both direct and indirect channels, is recognized when the license agreement has been signed, delivery has occurred, the fee is fixed or determinable and collectibility is probable. In multiple element arrangements, the Company defers the vendor-specific objective evidence of fair value (“VSOE”) related to the undelivered elements and recognizes revenue on the delivered elements using the residual method. The most commonly deferred element is initial maintenance, which is recognized on a straight-

AXS-ONE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)
(In thousands, expect per share data)
(Unaudited)

line basis over the initial maintenance term. The VSOE of maintenance is determined by using a consistent percentage of maintenance fee to license fee based on renewal rates. Maintenance fees in subsequent years are recognized on a straight-line basis over the life of the applicable agreement. Maintenance contracts entitle the customer to hot-line support and all unspecified product upgrades released during the term of the maintenance contract. Upgrades include any and all unspecified patches or releases related to a licensed software product. Maintenance does not include implementation services to install these upgrades.

Delivery of software generally occurs when the product (on CDs) is delivered to a common carrier. Occasionally, delivery occurs through electronic means where the software is made available through the Company’s secure FTP (File Transfer Protocol) site. We do not offer any customers or resellers a right of return.

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

The majority of the Company’s training and consulting services are billed based on hourly rates. The Company generally recognizes revenue as these services are performed when there is also evidence of an arrangement, the fee is fixed or determinable and collectibility is reasonably assured. However, when the Company enters into an arrangement that requires it to perform significant work either to alter the underlying software or to build additional complex interfaces so that the software performs as the customer requests, the Company recognizes the entire fee using the percentage of completion method of accounting. This would apply to the Company’s custom programming services which are generally contracted on a fixed fee basis. Anticipated losses, if any, are charged to operations in the period such losses are determined.

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
(In thousands, expect per share data)
(Unaudited)

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

As of June 30, 2004, AXS-One’s total exposure to loss as a result of its involvement in African Solutions is $34, representing the Company’s net investment in African Solutions as of June 30, 2004.

Presented below is selected financial data for African Solutions for the three and six months ended June 30, 2004 and 2003, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Total revenues	$381	$320	$714	$853
Operating loss	$(51)	$(197)	$(78)	$(210)

Total assets were $294 and $312 as of June 30, 2004 and 2003, respectively. Total stockholders’ deficit was $(1,437) and $(723) as of June 2004 and 2003, respectively.

(d)          Stock-Based Compensation

In December 2002, the FASB issued Statement No. 148, “Accounting for Stock Based Compensation—Transition and Disclosure, an Amendment of FASB Statement No. 123” (“SFAS 148”). SFAS 148 amends FASB Statement No. 123, “Accounting for Stock-based Compensation” (“SFAS 123”), to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based compensation. However, it allows an entity to continue to measure compensation cost for those instruments using the intrinsic-value method of accounting prescribed by Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees,” provided it discloses the effect of SFAS 123, as amended by SFAS 148, in the footnotes to the financial statements. On November 14, 2003, the FASB decided to require stock-based employee compensation to be recorded as a charge to earnings beginning in 2005. Until that time, the Company has chosen to continue to account for stock-based compensation using the intrinsic value method. Accordingly, no stock option related compensation expense has been recognized in the consolidated statements of operations, as all options granted had an exercise price equal to the market value of the underlying stock on the date of grant.

AXS-ONE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)
(In thousands, expect per share data)
(Unaudited)

Had the Company, however, elected to recognize compensation cost based on fair value of the stock options at the date of grant under SFAS 123, as amended by SFAS 148, such costs would have been recognized ratably over the vesting period of the underlying instruments and the Company’s net income (loss) and net income (loss) per common share would have changed to the pro forma amounts indicated in the table below.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net income (loss) as reported	$(2,580)	$155	$(1,827)	$582
Deduct: Total stock based employeecompensation determined under fair value based method for all awards	323	334	560	722
Pro forma net loss	$(2,903)	$(179)	$(2,387)	$(140)
Net income (loss) per common share:
Basic—as reported	$(0.09)	$0.01	$(0.07)	$0.02
Basic—pro forma	(0.11)	(0.01)	(0.09)	(0.01)
Diluted—as reported	$(0.09)	$0.01	$(0.07)	$0.02
Diluted—pro forma	(0.11)	(0.01)	(0.09)	(0.01)

The Company has used the Black-Scholes option-pricing model in calculating the fair value of options granted. The assumptions used and the weighted average information for the three and six months ended June 30, 2004 and 2003 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Risk-free interest rate	5.31%	4.57%	5.25%	4.57%
Expected dividend yield	—	—	—	—
Expected lives	7 years	7 years	7 years	7 years
Expected volatility	90%	64%	89%	64%
Weighted-average grant date fair value of options granted during the period	$4.06	$0.79	$3.84	$0.78
Weighted-average remaining contractual life of options outstanding	6.5 years	6.8 years	6.5 years	6.8 years
Weighted-average exercise price of 4,038 and 3,758 options exercisable at June 30, 2004 and 2003, respectively	$1.79	$1.77	$1.79	$1.77

(2)   REVOLVING LINE OF CREDIT AND LONG-TERM DEBT

On March 31, 1998, the Company entered into a Loan and Security Agreement that contained a revolving line of credit and a term loan. The unpaid principal on the term loan at December 31, 2003 of $547 was fully paid as of March 31, 2004. The Loan and Security Agreement terminated on May 28, 2004 in accordance with Amendment No. 15. As of June 30, 2004, no amounts remain outstanding or available

AXS-ONE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)
(In thousands, expect per share data)
(Unaudited)

under this agreement. (For further information see Note 3 to the Company’s 2003 Annual Report on Form 10-K.)

On August 11, 2004, the Company entered into a two-year Loan and Security Agreement (“Agreement”) which contains a revolving line of credit under which the Company has available the lesser of $4 million or 80% of eligible accounts, as defined.

Borrowings under the revolving line of credit bear interest at prime rate plus one half of one percent (0.5%). The Agreement provides for a non-refundable commitment fee of $30 per year and an unused revolving line facility fee of .25% per annum. The unused revolving line facility fee can be reduced if the Company maintains cash in a non-interest bearing checking account with the lender during the term of the agreement. The Agreement is secured by substantially all domestic assets of the Company and contains certain financial restrictive covenants based on adjusted quick ratio, as defined, and earnings before interest, taxes and depreciation and amortization (EBITDA).

(3)   BASIC AND DILUTED NET INCOME (LOSS) PER COMMON SHARE

Basic and diluted net income (loss) per common share is presented in accordance with SFAS No. 128, “Earnings per Share” (“SFAS No. 128”).

Basic net income (loss) per common share is based on the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share for the three and six months ended June 30, 2004 does not include the effects of outstanding options to purchase 6,320 shares of common stock and outstanding warrants to purchase 616 shares of common stock for each period as the effect of their inclusion is anti-dilutive for the periods. Diluted net income per common share for the three and six months ended June 30, 2003 does not include the effects of outstanding options to purchase 3,240 shares of common stock for both periods and outstanding warrants to purchase, for both periods, 100 shares of common stock as the effect of their inclusion is anti-dilutive for the periods.

The following represents the calculations of the basic and diluted net income (loss) per common share for the three and six months ended June 30, 2004 and 2003:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income (loss).	$(2,580)	$155	$(1,827)	$582
Weighted average basic common shares outstanding during the periods	27,915	24,960	26,582	24,913
Dilutive effect of stock options and warrants.	—	502	—	860
Weighted average diluted common shares outstanding during the periods	27,915	25,462	26,582	25,773
Basic net income (loss) per common share	$(0.09)	$0.01	$(0.07)	$0.02
Diluted net income (loss) per common share	$(0.09)	$0.01	$(0.07)	$0.02

AXS-ONE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)
(In thousands, expect per share data)
(Unaudited)

(4)   OPERATING SEGMENTS

In the fourth quarter of 2003, the Company consolidated the sales and marketing efforts of its three business units in order to streamline the sales process and control expenses. The Company now has only two product lines that it offers to specific markets as part of its strategy to focus on market opportunities. The two product lines are as follows:

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

b)     AXSPoint Solutions focus on identifying markets that need to rapidly leverage the Internet in communicating, exchanging or reconciling large volumes of knowledge with their customers, suppliers and partners. The AXSPoint Solutions target large information-centric organizations that can utilize self-service information systems to improve communications with their customers and improve access to business intelligence. AXSPoint technology is also an electronic books and records repository that not only delivers a powerful portal to information but can also eliminate many paper production and storage costs. Through its Records Compliance Management solutions, AXSPoint provides the ability to meet and manage compliance mandates and to leverage the corporate knowledge contained within email, instant messaging, and other ancillary systems.

The Company evaluates the performance of its two product lines based on revenues and operating income. Summarized financial information concerning the Company’s reportable segments is shown in the following table. The Chief Executive Officer uses the information below in this format while making decisions about allocating resources to each product line and assessing its performance.

	AXS-One
	Enterprise	AXSPoint
	Solutions	Solutions	Total
Three Months Ended June 30, 2004
Revenues:
License fees	$228	$776	$1,004
Services	6,923	1,528	8,451
Total Revenues, excluding related party revenue	7,151	2,304	9,455
Operating income (loss).	(644)	444	(200)
Total assets.	18,235	2,358	20,593
Capital expenditures	86	10	96
Depreciation and amortization	345	7	352

AXS-ONE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)
(In thousands, expect per share data)
(Unaudited)

Three Months Ended June 30, 2003(1)(2)
Revenues:
License fees	$859	$495	$1,354
Services	7,954	206	8,160
Total Revenues, excluding related party revenue	8,813	701	9,514
Operating income	695	974	1,669
Total assets.	8,626	735	9,361
Capital expenditures	64	3	67
Depreciation and amortization	422	1	423
Six Months Ended June 30, 2004
Revenues:
License fees	$868	$2,596	$3,464
Services	14,136	2,726	16,862
Total Revenues, excluding related party revenue	15,004	5,322	20,326
Operating income	436	1,943	2,379
Total assets.	18,235	2,358	20,593
Capital expenditures	190	22	212
Depreciation and amortization	672	13	685
Six Months Ended June 30, 2003(1)(2)
Revenues:
License fees	$1,974	$621	$2,595
Services	13,956	2,293	16,249
Total Revenues, excluding related party revenue	15,930	2,914	18,844
Operating income	2,244	1,387	3,631
Total assets.	8,626	735	9,361
Capital expenditures	95	8	103
Depreciation and amortization	808	12	820

(1)   Tivity Solutions, previously reported as a separate unit, has been consolidated with AXS-One Enterprise Solutions to reflect the new two product line structure.

(2)   Certain amounts, previously reported in the AXSPoint product line, have been reclassified to AXS-One Enterprise to conform to the current period presentation.

AXS-ONE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)
(In thousands, expect per share data)
(Unaudited)

Reconciliation of total segment operating income (loss) to consolidated operating income (loss):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Operating income (loss) from reportable segments	$(200)	$1,669	$2,379	$3,631
Unallocated revenue, other—related parties	50	74	101	189
Unallocated general and administrative expense	(1,514)	(1,331)	(3,066)	(2,642)
Other corporate unallocated expenses	(859)	(255)	(1,131)	(501)
Total consolidated operating income (loss)	$(2,523)	$157	$(1,717)	$677

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
(In thousands, expect per share data)
(Unaudited)

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

(7)   PRIVATE PLACEMENT

On April 5, 2004, the Company completed an offer and sale of 2,581 shares of common stock for $3.10 per share in a private placement for consideration of $8,000. Upon closing, the Company received net proceeds of approximately $7,700. The Company also issued, at the same time, warrants to purchase an aggregate of 258 shares of common stock at $3.98 per share and warrants to purchase 258 shares of common stock at $4.50 per share. These warrants are exercisable for a period of three years beginning April 5, 2004. This private placement and issuance of warrants were made pursuant to the terms of a Unit Subscription Agreement, dated as of April 1, 2004, among the Company and several investors.

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

AXS-ONE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)
(In thousands, expect per share data)
(Unaudited)

On April 8, 2004, the Company filed a Form 8-K with the SEC disclosing details of the private placement and issuance of warrants. On May 4, 2004, the Company filed a Form S-3 registration statement with the SEC covering the resale of the securities issued and securities issuable upon exercise of the warrants. We expect the filing to be declared effective during the third quarter of 2004.

(8)   RESTRUCTURING AND OTHER COSTS

On June 30, 2004, in order to streamline and reorganize the Company to better meet its long-term goals, the Company eliminated 25 positions in the United States and 11 positions in its foreign operations. The Company recorded a charge to operations in the second quarter totaling approximately $0.8 million related to involuntary termination benefits to be paid to the terminated employees. The activity related to the restructuring is as follows:

Involuntary termination costs recorded in June 2004	$786
Cash payments through June 2004	—
Restructuring liability at June 30, 2004	$786

In addition, the Company recognized approximately $0.3 million related to a retirement agreement with the Company’s former CEO. The Company expects to pay the retirement benefits in the third quarter of 2004.

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

Executive Overview

We are a leading provider of records compliance management (including email and instant messaging archival management), financial management, and workflow software designed to efficiently manage complex business processes. We have implemented high-volume, interoperable, scalable and secure business solutions for global 2000 companies. Our Web Services-based technology has been critically acclaimed as best of class. Our Records Compliance Management Solutions provide fast deployment of email/instant messaging archival solutions for regulatory compliance and operational efficiency. See “Item 1. Business” in our 2003 Annual Report on Form 10K.

Our revenues are derived mainly from license fees from software license agreements entered into between AXS-One and our customers with respect to both our products and, to a lesser degree, third party products resold by AXS-One and services revenues from software maintenance agreements, training, consulting services including installation and custom programming.

We are based in Rutherford, New Jersey with approximately 230 full-time employees, as of June 30, 2004, in offices worldwide, including Asia, Australia, Canada, South Africa, the United Kingdom and the United States. Our foreign offices generated approximately 34.7% and 35.6% of our total revenues for the three and six months ended June 30, 2004, respectively, as compared to 44.7% and 40.9%, respectively, for the corresponding prior year periods. We expect that such revenues will continue to represent a significant percentage of our total revenues in the future. Most of our international license fees and services revenues are denominated in foreign currencies. Fluctuations in the value of foreign currencies relative to the US dollar in the future could result in fluctuations in our revenue.

We have a 49% ownership in one joint venture in our South African operation, AXS-One African Solutions (Pty) Ltd (“African Solutions”). African Solutions sells and services our suite of products. We use the equity method of accounting for our investment whereby the investment is stated at cost plus or minus our equity in undistributed earnings or losses.

We encounter competition for all of our products in all markets and compete primarily based on the quality of our products, our price, our customer service and our time to implement. The timing of the release of new products is also important to our ability to generate sales. During the second half of 2003, we released our new Email and Instant Messaging Archival, Supervision & Legal Discovery software in response to new regulatory requirements for financial institutions in the United States as well as to address the need to reduce costs in the email management area. Our Records Compliance Management software, including this new product, accounted for approximately 79% of our total license fee revenues in the first half of 2004. In early 2004, we increased our sales and services teams in order to meet the needs of this growing market and capitalize on this opportunity. However, there is no assurance that these efforts will achieve the desired results.

Our future ability to grow revenue will be directly affected by increased price competition and our ability to sustain an increasingly higher maintenance revenue base from which to grow. Our growth rate and total revenues depend significantly on future services for existing customers as well as our ability to expand our customer base and to respond successfully to the pace of technological change. In order to expand our customer base, we have been actively seeking partnerships with resellers to supplement our direct sales force. These efforts recently resulted in the alliances announced with Sun Microsystems, Sector, Inc. and RedFile. Sun Microsystems will resell our Records Compliance Management software to its existing enterprise customers and new customers in targeted markets. Sector, Inc., a leading managed services, communications and data distribution provider for the financial services industry, offers the AXS-One Compliance Platform for Email and Instant Messaging Archival, Supervision and Discovery in a hosted application service provider (ASP) or hybrid environment.  Redfile, a digital risk and information managements solution provider, will work with us to collaboratively develop and offer a comprehensive hosted archival solution designed to help corporations meet evolving regulations, expedite legal discovery and streamline records management. If our maintenance renewal rate or pace of new customer acquisitions slows, our revenues and operating results would be adversely affected.

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

In April 2004, William P. Lyons joined AXS-One in the position of President and Chief Executive Officer, and was appointed Chairman of the Board on June 10, 2004. He replaced John A. Rade, who, as previously announced, retired from the position of President and CEO after seven years with AXS-One, but who will remain with the company as a non-executive employee for a transition period. Mr. Lyons has over 20 years experience in the software industry in various executive positions including CEO. A Form 8-K was filed with the SEC on April 30, 2004 describing the specifics of our agreement with Mr. Lyons.

On April 5, 2004, we completed a private placement of shares of common stock that resulted in net proceeds of approximately $7.7 million. We expect to use the proceeds from the private placement to strengthen our balance sheet and to develop and continue the business activities of AXS-One. (See Part II, Item 2: “Changes in Securities and Use of Proceeds.”)

On June 30, 2004, we eliminated 25 positions in our US operations and 11 positions in our foreign operations in order to improve the organization’s competitive position by aligning its operations for future growth in the Records Compliance Management (RCM) market while servicing existing customers worldwide more effectively. We believe that the restructuring will provide working capital savings that will be used to invest in the growth of our RCM solutions and support our goal of long-term profitability. (See Note 8 to the Consolidated Interim Financial Statements.)

Results of Operations

The following table sets forth for the periods indicated, certain operating data, and data as a percentage of total revenues:

	Three Months Ended		Three Months Ended
	June 30, 2004		June 30, 2003
		Data as a		Data as a
	As	percent of	As	percent of
	Reported	revenue	Reported	revenue
	(Unaudited)		(Unaudited)
	(dollars in thousands)
Revenues:
License fees	$1,004	10.6%	$1,354	14.1%
Services	8,451	88.9	8,160	85.1
Other—related parties	50	0.5	74	0.8
Total revenues	9,505	100.0	9,588	100.0
Operating expenses:
Cost of license fees	375	4.0	378	3.9
Cost of services	4,528	47.6	4,003	41.8
Sales and marketing	2,455	25.8	2,124	22.1
Research and development	2,037	21.4	1,578	16.5
General and administrative	1,530	16.1	1,348	14.0
Restructuring and other Costs	1,103	11.6	—	—
Total operating expenses	12,028	126.5	9,431	98.3
Operating income (loss)	(2,523)	(26.5)	157	1.7
Other income (expense):
Equity in income (losses) of joint venture	(49)	(0.5)	134	1.4
Other income (expense), net	20	0.2	(108)	(1.2)
Other income (expense), net	(29)	(0.3)	26	0.2
Net income (loss) before income taxes	(2,552)	(26.8)	183	1.9
Income tax expense	(28)	(0.3)	(28)	(0.3)
Net income (loss)	$(2,580)	(27.1)%	$155	1.6%

	Six Months Ended		Six Months Ended
	June 30, 2004		June 30, 2003
		Data as a		Data as a
	As	percent of	As	percent of
	Reported	revenue	Reported	revenue
	(Unaudited)		(Unaudited)
	(dollars in thousands)
Revenues:
License fees	$3,464	17.0%	$2,595	13.6%
Services	16,862	82.5	16,249	85.4
Other—related parties	101	0.5	189	1.0
Total revenues	20,427	100.0	19,033	100.0
Operating expenses:
Cost of license fees	786	3.8	719	3.8
Cost of services	8,797	43.1	7,967	41.8
Sales and marketing	4,425	21.7	3,755	19.7
Research and development	3,936	19.3	3,252	17.1
General and administrative	3,097	15.1	2,663	14.0
Restructuring and other costs	1,103	5.4	—	—
Total operating expenses	22,144	108.4	18,356	96.4
Operating income (loss)	(1,717)	(8.4)	677	3.6
Other income (expense):
Equity in income (losses) of joint venture	(82)	(0.4)	115	0.6
Other expense, net	—	—	(182)	(1.0)
Other expense, net	(82)	(0.4)	(67)	(0.4)
Net income (loss) before taxes	(1,799)	(8.8)	610	3.2
Income tax expense	(28)	(0.1)	(28)	(0.1)
Net income (loss)	$(1,827)	(8.9)%	$582	3.1%

Comparison of Three Months Ended June 30, 2004 to 2003

Revenues

Total revenues decreased $0.1 million or 0.9% for the three months ended June 30, 2004 as compared to the corresponding prior year period due to a 25.8% decrease in license fees partially offset by a 3.6% increase in services revenues. The decrease in license fees is mainly the result of a decrease of $0.7 million in our South African subsidiary partially offset by an increase of $0.3 million in the U.S. operations due to continued sales of our Records Compliance Management software. For the three months ended June 30, 2003, there was a large license contract from one customer in our South African subsidiary.  There was no similar contract for the same period in 2004.

For both periods, we had a concentration of total revenues within a few select customers. Total revenues for the three months ended June 30, 2004 included approximately $1.9 million or 20.1% of total revenues from one customer. Total revenues for the three months ended June 30, 2003 included approximately $1.2 million or 13.0% and $1.7 million or 17.8%, respectively, of total revenues from two customers.

The following table sets forth, for the periods indicated, each major category of our services revenues as a percent of total services revenues:

	Three Months Ended June 30,
	2004		2003
	Amount	% of Total	Amount	% of Total
	(dollars in thousands)
Maintenance	$4,270	50.5%	$4,102	50.3%
Consulting	4,090	48.4%	3,950	48.4%
Training	20	0.2%	28	0.3%
Custom programming	71	0.9%	80	1.0%
Total services revenue	$8,451	100.0%	$8,160	100.0%

The increase in services revenues is mainly a result of increases of $168 thousand in maintenance revenue resulting from new license agreements and customary annual increases for existing agreements and $140 thousand in consulting revenue from implementation of software upgrades for existing customers under maintenance agreements and implementation of new licenses.

Other-Related Parties revenues, as shown in the table below, include management/directors’ fees and consulting revenue from African Solutions.

	Three Months Ended June 30,
	2004	2003
	(dollars in thousands)
Management/Directors’ fees	$9	$18
Consulting revenue	41	56
Total revenues	$50	$74

The decrease in management/directors’ fee revenue for the three months ended June 30, 2004 as compared to the same period in 2003 resulted from our decision in the second quarter of 2003 to temporarily stop charging management fees until African Solutions becomes profitable. However, directors’ fees were charged for both periods. The decrease in consulting revenue resulted from decreased use of consultants from African Solutions, choosing instead to utilize our own internal staff.

Expenses

Cost of license fees consist primarily of amortization of capitalized software development costs and amounts paid to third parties with respect to products we resell in conjunction with the licensing of our products. The elements can vary substantially from period to period as a percentage of license fees. Cost of license fees remained relatively flat for the three months ended June 30, 2004, as compared to the corresponding prior year period. An increase of $89 thousand in third party royalties due to increased sales of third party software used in conjunction with our software was mostly offset by an $82 thousand decrease in amortization of capitalized software as a result of certain costs becoming fully amortized in 2003.

Cost of services consists primarily of personnel and third party costs for product quality assurance, training, installation, consulting and customer support. Cost of services increased $0.5 million or 13.1% for the three months ended June 30, 2004 as compared to the corresponding prior year period. The increase for the three-month period is partly due to an increase of $0.1 million in cost of third party services due to increased use of independent consultants in the U.S. operations for new software implementations. The remainder of the increase relates mainly to people related costs including salaries, related benefits and travel and living expenses due to increased headcount in the U.S. and Australian operations.

Sales and marketing expenses consist primarily of salaries, commissions and bonuses related to sales and marketing personnel, as well as travel and promotional expenses. Sales and marketing expenses increased $0.3 million or 15.6% for the three months ended June 30, 2004, as compared to the corresponding prior year period. The increase is primarily the result of increases of $0.3 million in people related expenses due to increased headcount, annual salary increases and related benefits, employee recruitment fees and travel and living expenses; $0.3 million in variable compensation for accrued annual bonuses; $0.1 million in increased advertising costs; and $0.1 million in other miscellaneous expenses. This was partially offset by a decrease of $0.5 million in commissions. The three-month period ending June 30, 2003 included a $0.5 million sales commission in our South African subsidiary representing the commission to African Solutions for a large license contract recognized in the second quarter of 2003.

Research and development expenses consist primarily of personnel costs, costs of equipment, facilities and third party software development costs. Research and development expenses are generally charged to operations as incurred. However, certain software development costs are capitalized in accordance with Statement of Financial Accounting Standards No. 86 (“SFAS 86”).  Such capitalized software development costs are generally amortized to cost of license fees on a straight-line basis over periods not exceeding three years.

Research and development expenses (net of capitalized software development costs) increased $0.5 million or 29.1% for the three months ended June 30, 2004 as compared to the comparable prior year period. The increase is primarily the result of increases of $0.1 million in salaries and related benefits due to annual merit increases; $0.1 million in temps and consultants for work on the Records Compliance Management software; $0.1 million for accrued annual bonuses; and a decrease of $0.2 million in capitalized software development costs. We capitalized $0.2 million in software development costs in the second quarter of 2004 as compared to $0.4 million in the second quarter of 2003. The rate of capitalization of software development costs may fluctuate depending on the mix and stage of development of our product development and engineering projects.

General and administrative expenses consist primarily of salaries for administrative, executive and financial personnel, and outside professional fees. General and administrative expenses increased $0.2 million or 13.5% for the three months ended June 30, 2004 as compared to the corresponding prior year period. The increase for the three months is primarily as a result of increases of $0.1 million in the provision for bad debt in the U.S. and South African operations and $40 thousand in professional fees resulting from increased use of outside attorneys. In addition, the 2003 period included a credit of approximately $60 thousand for a settlement of professional fees due to one vendor and there was no similar credit in the 2004 period.

On June 30, 2004, in order to streamline and reorganize our operations to better meet our long-term goals, we eliminated 25 positions in the United States and 11 positions in our foreign operations. We recorded a charge to operations in the second quarter totaling approximately $0.8 million related to involuntary termination benefits to be paid to the terminated employees. The elimination of the 36 positions is expected to result in annual savings of approximately $3.2 million that will be used to invest in the growth of new business opportunities. At this time, no further reductions of headcount are expected or planned throughout the remainder of the year. (See Note 8 to the Consolidated Interim Financial Statements.)

In addition, we recognized approximately $0.3 million related to a retirement agreement with our former CEO. We expect to pay the retirement benefits in the third quarter of 2004.

Operating Income (Loss)

Operating income (loss) decreased $(2.7) million for the three months ended June 30, 2004 as compared to the corresponding prior year period due mainly to $0.8 million in restructuring charges, $0.3 million in retirement benefits and $1.5 million in increased operating expenses.

Other Income (Expense), Net

Other income (expense), net decreased $55 thousand to a net expense of $29 thousand for the three months ended June 30, 2004, as compared to $26 thousand income in the same period in 2003. The increased expense is primarily due to an increase of $0.2 million of equity in losses of joint venture. For the three months ended June 30, 2003, the joint venture generated net income due to commissions on one large contract. There was no such contract during the three months ended June 30, 2004. This expense was partially offset by a decrease of $44 thousand in interest expense and $64 thousand in foreign exchange loss. There was no borrowing under the revolving line of credit in 2004 and the term loan was fully paid as of March 31, 2004. (See Note 2 to the Consolidated Interim Financial Statements.)

Income Tax Expense

Income tax expense of $28 thousand for the three months ended June 30, 2004 represents taxes due on expected earnings in our South African subsidiary.

Comparison of Six Months Ended June 30, 2004 to 2003

Revenues

Total revenues increased $1.4 million or 7.3% for the six months ended June 30, 2004, as compared to the corresponding prior year period. The increase for the six-month period is mainly attributable to an increase of $1.5 million and $0.6 million in license fees and services revenues, respectively, in our U.S. operations partially offset by a $0.7 million decrease in license fees in our foreign operations. The increase in license revenues in our U.S. operations is the result of licensing of our Records Compliance Management software to new and existing customers and licensing of web add-ons and additional users to our existing customer base. The decrease in our foreign license revenues is in our South African location which had a large contract in the second quarter of 2003 and no similar contract in the second quarter of 2004.

For both periods, we had a concentration of total revenues within a few select customers. Total revenues for the six months ended June 30, 2004 included $3.8 million or 18.8% of total revenues from one customer. Total revenues for the six-month period ended June 30, 2003 included $2.9 million or 15.2% and $3.4 million or 18.1%, respectively, of total revenues from two customers.

The following table sets forth, for the periods indicated, each major category of our services revenues as a percent of total services revenues:

	Six Months Ended June 30,
	2004		2003
	Amount	% of Total	Amount	% of Total
	(dollars in thousands)
Maintenance	$8,590	50.9%	$8,194	50.4%
Consulting	7,866	46.7%	7,806	48.1%
Training	37	0.2%	54	0.3%
Custom programming	369	2.2%	195	1.2%
Total services revenue	$16,862	100.0%	$16,249	100.0%

The increase in services revenues in the U.S. operations is due to increases of $0.4 million in maintenance revenues due to new license agreements and customary annual increases for existing agreements, $0.1 million in consulting fees due to implementation services related to upgrades of existing customers, under maintenance agreements, to our latest software version and implementation services for new licenses and $0.1 million in custom programming due to a large agreement with one customer.

The following table sets forth, for the periods indicated, each category of other related parties revenue:

	Six Months Ended June 30,
	2004	2003
	(dollars in thousands)
Management/Directors’ fee revenue	$18	$51
Consulting revenue	83	138
Total revenues	$101	$189

Other-related parties revenue for the six months ended June 30, 2004 included decreases of $33 thousand and $55 thousand, respectively, in management/directors’ fee revenues and consulting revenue due to the same reasons as those indicated above in the comparison of the quarters ended June 30, 2004 and 2003.

Expenses

Cost of license fees increased $67 thousand for the six months ended June 30, 2004, as compared to the corresponding prior year period. An increase of $206 thousand in third party software royalty fees due to increased sales of third party software used in conjunction with our software was partially offset by a decrease of $126 thousand in amortization of capitalized software development costs as a result of certain costs becoming fully capitalized in 2003.

Cost of services increased $0.8 million or 10.4% for the six months ended June 30, 2004 as compared to the corresponding prior year period. The increase is partially due to an increase of $0.2 million in temps and consultants expense due to the use of temporary consultants to supplement our internal employees on specific assignments related mostly to the deployment of our newer software products. The increase is also the result of increases of $0.2 million in salaries and wages due to annual merit increases and related benefits and $0.2 million in travel and living expenses.

Sales and marketing expenses increased $0.7 million or 17.8% for the six months ended June 30, 2004 as compared to the corresponding prior year period. The increase is primarily a result of increases of $0.5 million in salaries and related benefits due to annual merit increases and new hires, $0.1 million in travel and living expenses, $0.1 million in employee recruitment fees, $0.4 million due to increased commissions and bonuses expense as a direct result of the increase in license fee revenue and $0.2 million in other miscellaneous expenses. These increases were partially offset by a decrease of $0.6 million in commission expense in our South African subsidiary as explained in the quarter-to-quarter comparison above.

Research and development expenses (net of capitalized software development costs) increased $0.7 million or 21.0% for the six months ended June 30, 2004, as compared to the corresponding prior year period. The increase is primarily the result of an increase of $0.6 million in personnel related expenses due to annual salary increases and related benefits, increased use of temporaries and consultants for continued work on development of the Records Compliance Management software and a decrease in capitalized software development costs. There was also a $0.1 million increase in variable compensation due to accrued annual bonus compensation. We capitalized $0.5 million in software development costs in the first half of 2004 as compared to $0.6 million in the first half of 2003. The rate of capitalization of software development costs may fluctuate depending on the mix and stage of development of our product development and engineering projects.

General and administrative expenses increased $0.4 million or 16.3% for the six months ended June 30, 2004 as compared to the corresponding prior year period. The increase is primarily the result of approximately $0.1 million in recruiting expenses incurred in connection with the selection of our new CEO, $0.1 million in bad debt recovery that reduced general and administration expenses in the first quarter of 2003 and no similar recovery occurred in 2004 and an additional $0.1 million increase in the bad debt provision in the second quarter of 2004. There is also an increase of $0.1 million in professional fees as per the reasons stated above in the quarter-to-quarter comparison.

For a discussion of the restructuring and other charges see the quarter-to-quarter comparison above and Note 8 to the Consolidated Interim Financial Statements.

Operating Income (Loss)

Operating income (loss) decreased $(2.4) million for the six months ended June 30, 2004 as compared to the same period in 2003 due mainly to $0.8 million in restructuring charges, $0.3 million in retirement benefits and $2.7 million in increased operating expenses. The increase in expenses was partially offset by an increase of $1.4 million in total revenues.

Other Income (Expense), Net

Other expense, net increased $15 thousand for the six months ended June 30, 2004 as compared to the same period in 2004. An increase of $0.2 million of equity in losses of joint venture was mostly offset by decreases of $0.1 million in both interest expense and foreign exchange gain/loss. Equity in income of joint venture for the six months ended June 30, 2003 included the sales commission recognized by the South African joint venture related to a large license contract recognized during the second quarter of 2003. There was no similar contract during the six months ended June 30, 2004. Interest expense related to the interest on the revolving line of credit and term loan that was fully paid as of March 31, 2004. (See Note 2 to the Consolidated Interim Financial Statements.)

Income Tax Expense

Income tax expense of $28 thousand for the six months ended June 30, 2004 represents taxes due on expected earnings in our South African subsidiary for the period.

Liquidity and Capital Resources

On April 5, 2004, we completed a private placement of shares of common stock that resulted in the receipt of net proceeds of approximately $7.7 million. Prior to that we had a Loan and Security Agreement (“Agreement”) that contained a revolving line of credit and a term loan (See Note 2 to the Consolidated Interim Financial Statements). The term loan was paid in full as of March 31, 2004, and no amounts remain outstanding. The Agreement terminated on May 28, 2004 as per the agreement. On August 11, 2004, the Company entered into a two-year Loan and Security Agreement which contains a revolving line of credit under which the Company has available the lesser of $4 million or 80% of eligible accounts, as defined (See Note 2 to the Consolidated Interim Financial Statements).

Our operating activities used cash of $0.4 million and $8 thousand for the six months ended June 30, 2004 and 2003, respectively. Net cash used by operating activities during the six months ended June 30, 2004 is primarily the result of the net loss and an increase in accounts receivable partially offset by non-cash depreciation and amortization and an increase in deferred revenue and accounts payable and accrued expenses. The increase in deferred revenue is mainly the result of new agreements executed in the first half of 2004 as well as annual maintenance renewal increases. The increase in accounts receivable is mainly the result of new license billings at the end of the second quarter and an increase in consulting billings related to the increase in revenue. The increase in accounts payable and accrued expenses is mainly due to the accrual for the restructuring and other charges.

Net cash used in operating activities during the six months ended June 30, 2003 was comprised of the net income, non-cash depreciation and amortization, and an increase in deferred revenue offset by an increase in accounts receivable and a decrease in accounts payable and accrued expenses.

Our investing activities used cash of $0.8 million for each of the six months ended June 30, 2004 and 2003. The uses of cash for both periods was primarily for capitalized software development costs related to development of new products as well as significant enhancements to certain existing products and for the purchase of computer equipment.

Cash provided by (used in) financing activities was $7.5 million and ($0.8) million for the six months ended June 30, 2004 and 2003, respectively. For the six months ended June 30, 2004, cash was primarily provided by the net proceeds received from the private placement and the exercise of stock options and warrants during the period. This was partially offset by the payment of the remaining balance of the outstanding term loan.  Cash used for the six months ended June 30, 2003 was for repayment of the term loan.

We have no significant capital commitments. Planned capital expenditures for the year 2004 total approximately $1.5 million, including any software development costs that may qualify for capitalization under SFAS 86. Our aggregate minimum operating lease payments for 2004 will be approximately $2.0 million. We generated net income of $2.3 million and $1.9 million for the years ended December 31, 2003 and 2002, respectively, after experiencing a net loss of $4.7 million during the year ended December 31, 2001. For the year ended December 31, 2003, we experienced an increase in license fee revenues that, along with services revenues, had declined in each of the prior two years primarily as a result of intense competition and rapid technological change together with a slowing of the economy. We have continued to increase license fee revenues during the first half of 2004 and to show improvement in our recurring revenues. Management’s initiatives over the last two years, including the recent restructuring, have been designed to improve operating results and liquidity and better position AXS-One to compete under current market conditions. In addition, during the month of October 2003, we extended our maintenance agreement with one customer through December 2005 and received an advance payment of $2.8 million in cash. Due to these efforts, in addition to the private placement, we expect that our current cash balance and operating cash flow will be sufficient to fund our working capital requirements through 2004 and beyond. We also have a new revolving line of credit under which the Company has available the lesser of $4 million or 80% of eligible accounts, as defined. Our ability to achieve the anticipated results is affected by the extent of cash generated from operations. There is also the risk that cash held by our foreign subsidiaries will not be readily available for use in our U.S. operations to pay our obligations as the transfer of funds is sometimes delayed due to various foreign government restrictions. Accordingly, we may in the future be required to seek new sources of financing or future accommodations from financial institutions. No assurance can be given that management’s initiatives will be successful or that any such additional sources of financing or lender accommodations will be available.

Segment Information

For the three and six months ended June 30, 2004, AXS-One Enterprise Solutions had license fee revenues of $0.2 million and $0.9 million, respectively, compared to $0.9 million and $2.0 million, respectively, for the comparable prior year period; service revenues of $6.9 million and $14.1 million, respectively, compared to $8.0 million and $14.0 million, respectively, for the comparable prior year period; and operating income (loss) of ($0.6) million and $0.4 million, respectively, compared to $0.7 million and $2.2 million, respectively, for the comparable prior year period. License fees were higher for the three and six months ended June 30, 2003 mainly due to a $0.7 million sale to one customer in our South African operations. Also, there is less demand for our higher priced Foundation products while customers continue to license lower priced Web-based add-ons for their existing products. Services revenues, though lower for the second quarter of 2004 than 2003 have increased for the first half of 2004 due to increased demand for consulting services in the installed base as customers under maintenance agreements upgrade to the latest version of our software. Operating income decreased primarily as a result of increases in sales and marketing expense, cost of services and research and development costs.

AXSPoint Solutions had license fee revenues of $0.8 million and $2.6 million, respectively, for the three and six months ended June 30, 2004, compared to $0.5 million and $0.6 million, respectively for the comparable prior year periods; services revenue of $1.5 million and $2.7 million, respectively, compared to $0.2 million and $2.3 million, respectively, for the comparable prior year periods and operating income of $0.4 million and $1.9 million, respectively, as compared to $1.0 million and $1.4 million, respectively, for the comparable prior year periods. The increase in license and services revenues is mainly due to the sales and implementation of the email/instant messaging archival solutions of our Records Compliance Management software released late in the third quarter of 2003. The increase in operating income was mainly the result of the increase in license revenues which more than offset an increase in operating expenses.

Critical Accounting Policies

Our critical accounting policies are as follows:

•       Revenue recognition and

•       Capitalized software development costs.

Revenue Recognition

We derive our revenue primarily from two sources: (i) software licenses, through both direct and indirect channels, and (ii) services and support revenue, which includes software maintenance, training, consulting and custom programming revenue. We also derive a limited amount of management and directors’ fee revenue from the joint venture (less than 1% of total revenue in 2003) entered into during 2001 by our South African subsidiary. As described below, certain management judgments and estimates must be made and used in connection with the revenue recognized in any accounting period. Material differences may result in the amount and timing of our revenue for any period if our management made different judgments or utilized different estimates. Our policies and procedures are the same regardless of whether the license is through our direct sales force or through our resellers.

We normally license our software products on a perpetual basis. Each license agreement generally includes a provision for initial post-contract support (maintenance). For the majority of license sales we use a signed license agreement as evidence of an arrangement. Occasionally, where a master license agreement with a customer already exists, we accept the customer’s purchase order as evidence of an arrangement. For maintenance fees, we use a maintenance agreement as evidence of the arrangement. We generally use a professional services agreement as evidence of an arrangement for our training, custom programming and consulting revenues. Management and directors’ fee revenues from our joint venture are evidenced by a master agreement governing the relationship.

We recognize revenue in accordance with Statement of Position 97-2, “Software Revenue Recognition” (“SOP 97-2”), and Statement of Position 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions.”  Revenue from non-cancelable software licenses, through both direct and indirect channels, is recognized when the license agreement has been signed, delivery has occurred, the fee is fixed or determinable and collectibility is probable. In multiple element arrangements, we defer the vendor-specific objective evidence of fair value (“VSOE”) related to the undelivered elements and recognize revenue on the delivered elements using the residual method. The most commonly deferred element is initial maintenance, which is recognized on a straight-line basis over the initial maintenance term. The VSOE of maintenance is determined by using a consistent percentage of maintenance fee to license fee based on renewal rates. Maintenance fees in subsequent years are recognized on a straight-line basis over the life of the applicable agreement. Maintenance contracts entitle the customer to hot-line support and all unspecified product upgrades released during the term of the maintenance contract. Upgrades include any and all unspecified patches or releases related to a licensed software product. Maintenance does not include implementation services to install these upgrades.

Delivery of software generally occurs when the product (on CDs) is delivered to a common carrier. Occasionally, delivery occurs through electronic means where the software is made available through our secure FTP (File Transfer Protocol) site. We do not offer any customers or resellers a right of return.

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

The majority of our training and consulting services are billed based on hourly rates. We generally recognize revenue as these services are performed when there is also evidence of an arrangement, the fee is fixed or determinable and collectibility is reasonably assured. However, when we enter into an arrangement that requires us to perform significant work either to alter the underlying software or to build additional complex interfaces so that the software performs as the customer requests, we recognize the entire fee using the percentage of completion method of accounting. This would apply to our custom programming services, which are generally contracted on a fixed fee basis. Anticipated losses, if any, are charged to operations in the period such losses are determined.

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

Capitalized Software Development Costs

Our policy is to capitalize certain software development costs in accordance with SFAS 86. Under SFAS 86, costs incurred to develop a computer software product are charged to research and development expense as incurred until technological feasibility has been established. We establish technological feasibility upon completion of a detailed program design from which point all research and development costs for that project are capitalized until the product is available for general release to customers. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs require considerable judgment by management with respect to certain external factors, including, but not limited to, anticipated future revenues, estimated economic life and changes in technology. It is reasonably possible that estimates of anticipated future revenues, the remaining estimated economic life of the products, or both will be reduced in the future due to competitive pressures. As a result, the carrying amount of the capitalized software costs may be reduced in the near term. Upon the general release of the software product to customers, capitalization ceases and such costs are amortized

(using the straight-line method) on a product-by-product basis over the estimated life, which is generally three years.

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

Item 4.   Controls and Procedures

Evaluation of disclosure controls and procedures

Our chief executive officer and our chief financial officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rule 13a-15(e)) as of June 30, 2004 (the “Evaluation Date”), have concluded that as of the Evaluation Date, our disclosure controls and procedures were effective and designed to ensure that material information relating to us and our consolidated subsidiaries would be collected and made known to them by others within those entities as appropriate to allow timely decisions regarding required disclosure of such information.

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

Item 2.   Changes in Securities and Use of Proceeds

On April 5, 2004, the Company completed an offer and sale of 2,580,645 shares of common stock for $3.10 per share in a private placement for consideration of $8,000,000 (or approximately $7.7 million net of direct costs) to the investors named below. The Company also issued, at the same time, warrants to purchase an aggregate of 258,065 shares of common stock at $3.98 per share and warrants to purchase 258,064 shares of common stock at $4.50 per share. These warrants are exercisable for a period of three years beginning April 5, 2004. This private placement and issuance of warrants were made pursuant to the terms of a Unit Subscription Agreement, dated as of April 1, 2004, among the Company and several investors listed below.

Investors

Ganot Corporation	Globis Overseas Fund Ltd.
Globis Capital Partners L.P.	Richard Grossman
James Kardon	Anthony Altamura
The Hewlett Fund	Steven J. Seif
Madison Value Ventures I LLC	Madison Value Ventures II LLC
Madison Value Ventures G.P. III	Madison Value Ventures G.P. IV
WPG Select Technology Fund LP	WPG Select Technology FQP Fund LP
WPG Select Technology Overseas Fund Ltd.	Bonanza Master Fund Ltd.
Emancipation Capital, LP	Potomac Capital Partners, L.P.
Potomac Capital International Ltd.	Pleiades Investment Partners-R, L.P.
Jack M. Dodick	Steven W. Spira
Fame Associates	Cam Co
Anfel Trading Limited	Scott R. Griffith
Jesse B. Shelmire IV	Griffith Shelmire Partners, Inc.
Hayden Communications, Inc.

Issuance of the common stock and warrants in the private placement was not registered under the Act in reliance upon Section 4(2) of the Act based on the fact that the shares of common stock and the warrants were issued to a small number of sophisticated investors who had extensive knowledge of the Company at the time of the issuance.

The Company will use the net proceeds from the private placement and the net proceeds, if any, from the exercising of the warrants, for working capital and general corporate purposes, including without limitation, to support the operations of each of the Company’s subsidiaries.

On April 8, 2004, the Company filed a Form 8-K with the SEC disclosing details of the private placement and issuance of warrants. On May 4, 2004, the Company filed a Form S-3 registration statement with the SEC covering the resale of the securities issued and securities issuable upon exercise of the warrants. We expect the filing to be declared effective during the third quarter of 2004.

Item 4.   Submission of Matters to a Vote of Security Holders

At our Annual Meeting of Stockholders on June 9, 2004, the following directors were nominated and elected by the votes indicated:

	Votes For	Votes Withheld
Elias Typaldos	17,861,297	166,717
William P. Lyons	17,928,911	99,103
Gennaro Vendome	17,929,901	98,113
Daniel H. Burch	17,929,910	98,104
Robert Migliorino	17,929,910	98,104
William E. Vogel	17,929,910	98,104
Edwin T. Brondo	17,929,910	98,104
Allan Weingarten	17,929,910	98,104

In addition, the stockholders ratified the appointment of KPMG LLP as the Company’s independent auditors for 2004 by the following vote:

Votes For	Votes Against	Abstentions
17,996,125	18,471	18,405

The stockholders also approved the enumerated amendments to the 1998 Stock Option Plan by the following vote:

Votes For	Votes Against	Abstentions	Broker Non-votes
2,929,125	2,274,673	40,229	12,788,974

Item 6.   Exhibits and Reports on Form 8-K

(a)    Exhibits—

Exhibit 10.62	Loan and Security Agreement with Silicon Valley Bank dated August 11, 2004
Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certifications—William P. Lyons
Exhibit 31.2	Rule 13a-14(a)/15d-14(a) Certifications—William G. Levering
Exhibit 32	Officer Certifications under 18 USC 1350

(b)   Reports on Form 8-K—

On April 8, 2004, the Company filed a Form 8-K with the SEC disclosing details of a private placement and issuance of warrants.

On April 29, 2004, the Company furnished a Form 8-K reporting the issue of a press release disclosing material non-public information regarding the Registrant’s results of operations for the quarter ended March 31, 2004.

On April 30, 2004, the Company filed a Form 8-K reporting the appointment of William P. Lyons to the position of President and Chief Executive Officer, as well as a director, and the retirement of John A. Rade, the former President and Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AXS-ONE INC.
Date: August 13, 2004	By:	/s/ William P. Lyons
William P. Lyons Chief Executive Officer and Chairman of the Board
	By:	/s/ William G. Levering III
William G. Levering III Vice President, Chief Financial Officer, and Treasurer (Duly Authorized Officer and Principal Financial Officer)