Form 10-Q
period 2004-09-30
AXS ONE INC
filed 2004-11-15
CIK 947427

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004	Commission File Number	1-13591

AXS-ONE INC.

(Exact name of registrant as specified in its charter)

Delaware	13-2966911
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

301 Route 17 North Rutherford, New Jersey	07070
(Address of principal executive offices)	(Zip Code)

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

YES	☒	NO	☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES	☐	NO	☒

Number of shares outstanding of the issuer’s common stock as of November 5, 2004

Class	Number of Shares Outstanding
Common Stock, par value $0.01 per share	28,274,983

AXS-ONE INC.

INDEX

PART I	FINANCIAL INFORMATION

	Item 1.	Financial Statements

Consolidated Balance Sheets September 30, 2004 (unaudited) and December 31, 2003
Consolidated Statements of Operations (unaudited) Three and nine months ended September 30, 2004 and 2003
Consolidated Statements of Comprehensive Income (Loss) (unaudited) Three and nine months ended September 30, 2004 and 2003
Consolidated Statements of Cash Flows (unaudited) Three and nine months ended September 30, 2004 and 2003
Notes to Consolidated Interim Financial Statements

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk

	Item 4.	Controls and Procedures

PART II	OTHER INFORMATION

	Item 1.	Legal Proceedings

	Item 6.	Exhibits

SIGNATURES

Signatures

AXS-ONE INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	September 30, 2004	December 31, 2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,681	$2,946
Restricted cash	55	56
Accounts receivable, net of allowance for doubtful accounts of $623 and $200 at September 30, 2004 and December 31, 2003, respectively	5,788	5,541
Due from joint venture	127	107
Prepaid expenses and other current assets	821	603
Total current assets	13,472	9,253
Equipment and leasehold improvements, at cost:
Computer and office equipment	11,364	11,098
Furniture and fixtures	929	924
Leasehold improvements	879	873
	13,172	12,895
Less—accumulated depreciation and amortization	12,761	12,559
	411	336
Capitalized software development costs, net of accumulated amortization of $10,328 and $9,487 at September 30, 2004 and December 31, 2003, respectively	2,106	2,364
Other assets	185	197
	$16,174	$12,150

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current portion of long-term debt	$—	$547
Accounts payable	1,715	1,737
Accrued expenses	3,800	3,111
Due to joint venture	—	4
Deferred revenue	9,258	8,946
Total current liabilities	14,773	14,345
Long-term liabilities:
Long-term deferred revenue	505	1,504
Commitments and contingencies
Stockholders’ equity (deficit):
Preferred stock, $.01 par value, authorized 5,000 shares, no shares issued and outstanding	—	—
Common stock, $.01 par value, authorized 50,000 shares; 28,254 and 25,026 shares issued and outstanding at September 30, 2004 and December 31, 2003, respectively	283	250
Additional paid-in capital	80,271	72,148
Accumulated deficit	(79,939)	(76,453)
Accumulated other comprehensive income	281	356
Total stockholders’ equity (deficit)	896	(3,699)
	$16,174	$12,150

The accompanying notes are an integral part of these consolidated financial statements.

AXS-ONE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenues:
License fees	$1,306	$2,459	$4,770	$5,054
Services	7,759	7,681	24,621	23,930
Other-related party	80	71	181	260
Total revenues	9,145	10,211	29,572	29,244

Operating expenses:
Cost of license fees	693	371	1,479	1,090
Cost of services	4,129	3,815	12,926	11,782
Sales and marketing	2,271	1,780	6,696	5,535
Research and development	2,081	1,697	6,017	4,949
General and administrative	1,714	1,483	4,811	4,146
Restructuring and other costs	(83)	—	1,020	—
Total operating expenses	10,805	9,146	32,949	27,502
Operating income (loss)	(1,660)	1,065	(3,377)	1,742
Other income (expense):
Interest income	40	17	105	49
Interest expense	—	(48)	(14)	(167)
Gain on sale of subsidiary	—	—	—	71
Equity in income (losses) of joint ventures	(40)	(81)	(122)	34
Other expense, net	(17)	(6)	(68)	(172)
Other expense, net	(17)	(118)	(99)	(185)
Income (loss) before income taxes	$(1,677)	$947	$(3,476)	$1,557
Income tax benefit (expense)	18	(29)	(10)	(57)
Net income (loss)	$(1,659)	$918	$(3,486)	$1,500

Basic net income (loss) per common share	$(0.06)	$0.04	$(0.13)	$0.06
Weighted average basic common shares outstanding	28,106	24,960	27,094	24,929

Diluted net income (loss) per common share	$(0.06)	$0.04	$(0.13)	$0.06
Weighted average diluted common shares outstanding	28,106	26,228	27,094	25,932

The accompanying notes are an integral part of these consolidated financial statements.

AXS-ONE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Net income (loss)	$(1,659)	$918	$(3,486)	$1,500
Foreign currency translation adjustment	(68)	(29)	(75)	(9)
Comprehensive income (loss)	$(1,727)	$889	$(3,561)	$1,491

The accompanying notes are an integral part of these consolidated financial statements.

AXS-ONE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2004	2003
Cash flows from operating activities:
Net income (loss)	$(3,486)	$1,500
Adjustments to reconcile net income (loss) to net cash flows provided by (used in) operating activities:
Increase in cash surrender value of officers’ life insurance	(10)	(14)
Depreciation and amortization	1,038	1,214
Net provision for (recovery of) doubtful accounts	436	(132)
Gain on sale of subsidiary	—	(71)
Equity in (income) losses of joint venture	122	(34)
Consulting services received in lieu of payment on accounts receivable	213	45
Changes in assets and liabilities:
Restricted cash	—	27
Accounts receivable	(890)	(293)
Due from/to joint venture	(106)	167
Prepaid expenses and other current assets	(217)	76
Accounts payable and accrued expenses	679	(862)
Deferred revenue	(675)	(570)
Net cash flows provided by (used in) operating activities	(2,896)	1,053

Cash flows from investing activities:
Change in other assets	27	11
Loans to joint ventures	(115)	(156)
Capitalized software development costs	(582)	(971)
Purchase of equipment and leasehold improvements	(275)	(154)
Net cash flows used in investing activities	(945)	(1,270)

Cash flows from financing activities:
Proceeds from exercise of stock options and warrants	464	71
Net proceeds from the sale of common stock	7,692	—
Payments of long term debt	(547)	(1,350)
Net cash flows provided by (used in) financing activities	7,609	(1,279)
Foreign currency exchange rate effects on cash and cash equivalents	(33)	138
Net increase (decrease) in cash and cash equivalents	3,735	(1,358)
Cash and cash equivalents, beginning of period	2,946	2,702
Cash and cash equivalents, end of period	$6,681	$1,344

Supplemental disclosures of cash flow information:
Cash paid during the period for -
Interest	$21	$180
Income taxes	$17	$108

The accompanying notes are an integral part of these consolidated financial statements.

AXS-ONE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(In thousands, except per share data)

(Unaudited)

(1) OPERATIONS, BUSINESS CONDITIONS AND SIGNIFICANT ACCOUNTING POLICIES

The Company designs, markets and supports records compliance management solutions that include digital archiving, business process management, electronic document delivery and integrated records disposition and discovery for e-mail, instant messaging, images, SAP and other corporate records, as well as financial management applications for global 2000 businesses, and scheduling and time and expense solutions for professional services organizations.  The Company also offers consulting, implementation, training, technical support and maintenance services in support of its customers’ use of its software products.

(a) Basis of Presentation

The accompanying consolidated interim financial statements include the accounts of AXS-One Inc., its wholly owned subsidiaries located in Australia, Singapore, South Africa, and the United Kingdom and its division located in Canada (collectively, the “Company”).  All significant intercompany transactions and balances have been eliminated.  In December 2003, the Company dissolved the legal entity of the subsidiary located in Canada.  The Canadian operation is now a division of the U.S. operation and, as such, continues to be included in the consolidated financial statements of the Company.

The Company has a 49% ownership in one joint venture in its South African operation.  All significant intercompany transactions and balances have been eliminated.  The joint venture is considered to be a variable interest entity as defined in FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities” (FIN 46R).  However, we have determined that the Company is not the primary beneficiary.  Accordingly, the Company uses the equity method of accounting for its joint venture whereby investments, including loans to the joint venture, are stated at cost plus or minus the Company’s equity in undistributed earnings or losses.

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

The results of operations for the three and nine months ended September 30, 2004 are not necessarily indicative of results to be expected for the full year 2004 or any future periods.

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

Revenues from transaction fees associated with a hosting arrangement are recognized based on the actual number of transactions processed through the system during the period.

Delivery of software generally occurs when the product (on CDs) is delivered to a common carrier.  Occasionally, delivery occurs through electronic means where the software is made available through the Company’s secure FTP (File Transfer Protocol) site.  The Company does not offer any customers or resellers a right of return.

For software license and maintenance revenue, the Company assesses whether the fee is fixed and determinable and whether or not collection is probable.  The Company assesses whether the fee is fixed and determinable based on the payment terms associated with the transaction.  If a significant portion of a fee is due after the Company’s normal payment terms, which are 30 to 90 days from invoice date, the fee is not considered to be fixed and determinable.  In these cases, the Company recognizes revenue as the fees become due.

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

(c) Variable Interest Entity

We adopted FIN 46R as required on March 31, 2004.  The Company’s 49% owned joint venture, African Solutions (Pty) Ltd (“African Solutions”), is considered to be a variable interest entity as defined in FIN 46R.  However, the Company has determined that the majority owner, African Legends Technology, absorbs the majority of the expected losses and therefore, African Legends Technology, is the primary beneficiary.  Due to the fact that the Company is not the primary beneficiary of African Solutions, the adoption of FIN 46R did not have an impact on the Company’s consolidated financial position or results of operations.

African Solutions is acting as an non-exclusive authorized third party service provider to provide consulting and implementation services, and as a non-exclusive representative in providing marketing and promotional services directly to the end users in regard to, among other things, AXS-One’s software products, but is required to remain focused on the AXS-One product range.  African Solutions conducts business throughout the African continent where its target markets are the Financial Sector and Government Departments.

As of September 30, 2004, AXS-One’s total exposure to loss as a result of its involvement in African Solutions is $127, representing the Company’s net investment in African Solutions as of September 30, 2004.

Presented below is selected financial data for African Solutions as of September 30, 2004 and December 31, 2003 and for the three and nine months ended September 30, 2004 and 2003.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Total revenues	$298	$230	$1,012	$1,083
Operating loss	$(33)	$(144)	$(111)	$(354)

Total assets were $408 and $119 as of September 30, 2004 and December 31, 2003, respectively.  Total stockholders’ deficit was $(1,463) and $(251) as of September 30, 2004 and December 31, 2003, respectively.

(d) Stock-Based Compensation

FASB Statement No. 148, “Accounting for Stock Based Compensation-Transition and Disclosure, an Amendment of FASB Statement No. 123” (“SFAS 148”) provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based compensation.  However, it allows an entity to continue to measure compensation cost for stock instruments granted to employees using the intrinsic-value method of accounting prescribed by Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees,” provided it discloses the effect of SFAS

123, as amended by SFAS 148, in the footnotes to the financial statements.  On November 14, 2003, the FASB decided to require stock-based employee compensation to be recorded as a charge to earnings beginning in 2005.  On October 14, 2004, the FASB decided that the effective date would be postponed until any interim or annual period beginning after June 15, 2004.  Until that time, the Company has chosen to continue to account for stock-based compensation using the intrinsic-value method.  Accordingly, no stock option related compensation expense has been recognized in the consolidated statements of operations, as all options granted had an exercise price equal to the market value of the underlying stock on the date of grant.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Net income (loss) as reported	$(1,659)	$918	$(3,486)	$1,500
Deduct: Total stock based employee compensation determined under fair value based method for all awards	483	326	1,043	1,047
Pro forma net income (loss)	$(2,142)	$592	$(4,529)	$453

Net income (loss) per common share:
Basic - as reported	$(0.06)	$0.04	$(0.13)	$0.06
Basic - pro forma	(0.09)	0.02	(0.18)	0.02

Diluted- as reported	$(0.06)	$0.04	$(0.13)	$0.06
Diluted - pro forma	(0.09)	0.02	(0.18)	0.02

The Company has used the Black-Scholes option-pricing model in calculating the fair value of options granted.  The assumptions used and the weighted average information for the three and nine months ended September 30, 2004 and 2003 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Risk-free interest rate	4.89%	4.88%	5.07%	4.64%
Expected dividend yield	—	—	—	—
Expected lives	7 years	7 years	7 years	7 years
Expected volatility	84%	45%	86%	56%
Weighted-average grant date fair value of options granted during the period	$2.14	$0.95	$2.99	$0.81
Weighted-average remaining contractual life of options outstanding	6.9 years	6.5 years	6.9 years	6.5 years
Weighted-average exercise price of 3,988 and 3,913 options exercisable at September 30, 2004 and 2003, respectively	$1.74	$1.72	$1.74	$1.72

2) REVOLVING LINE OF CREDIT AND LONG-TERM DEBT

On March 31, 1998, the Company entered into a Loan and Security Agreement that contained a revolving line of credit and a term loan.  The unpaid principal on the term loan at December 31, 2003 of $547 was fully paid as of March 31, 2004.  The Loan and Security Agreement terminated on May 28, 2004 in accordance with Amendment No. 15.  As of September 30, 2004, no amounts remain outstanding or available under this agreement.  (For further information see Note 3 to the Company’s 2003 Annual Report on Form 10-K.)

On August 11, 2004, the Company entered into a two-year Loan and Security Agreement (“Agreement”) which contains a revolving line of credit under which the Company has available the lesser of $4 million or 80% of eligible accounts, as defined.  The available amount under the revolving line of credit at September 30, 2004 was approximately $2.9 million of which no amounts were outstanding.

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

As of September 30, 2004, the Company was in default of the covenant based on EBITDA.  The Company requested and received a waiver from the lender allowing for the default without penalty for the September 30, 2004 covenant and is currently in the process of amending this covenant for the period ended December 31, 2004.   The Company was in compliance with all other covenants.

(3) BASIC AND DILUTED NET INCOME (LOSS) PER COMMON SHARE

Basic and diluted net income (loss) per common share is presented in accordance with SFAS No. 128, “Earnings per Share” (“SFAS No. 128”).

Basic net income (loss) per common share is based on the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per common share for the three and nine months ended September 30, 2004 does not include the effects of outstanding options to purchase 7,168 shares of common stock and outstanding warrants to purchase 516 shares of common stock for each period as the effect of their inclusion is anti-dilutive for the periods.  Diluted net income per common share for the three and nine months ended September 30, 2003 does not include the effects of outstanding options to purchase 3,064 and 3,267 shares of common stock, respectively, and outstanding warrants to purchase, for both periods, 100 shares of common stock as the effect of their inclusion is anti-dilutive for the periods.

The following represents the calculations of the basic and diluted net income (loss) per common share for the three and nine months ended September 30, 2004 and 2003.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Net income (loss)	$(1,659)	$918	$(3,486)	$1,500

Weighted average basic common shares outstanding during the periods	28,106	24,960	27,094	24,929

Dilutive effect of stock options and warrants	—	1,268	—	1,003
Weighted average diluted common shares outstanding during the periods	28,106	26,228	27,094	25,932

Basic net income (loss) per common share	$(0.06)	$0.04	$(0.13)	$0.06

Diluted net income (loss) per common share	$(0.06)	$0.04	$(0.13)	$0.06

(4) OPERATING SEGMENTS

In the fourth quarter of 2003, the Company consolidated the sales and marketing efforts of its three business units in order to streamline the sales process and control expenses.  The Company now has only two product lines that it offers to specific markets as part of its strategy to focus on market opportunities.  The two product lines are as follows:

a)              AXS-One Enterprise Solutions provide Enterprise Financial Solutions to global 2000 companies that enable organizations to achieve process transparency throughout their value chain.  These include AXS-One’s Foundation products for which the Company has an extensive installed base of customers.  It also includes Tivity Solutions, a verticalized version of AXS-One Enterprise solutions that provide a full suite of business solutions and services to organizations that primarily sell professionals’ time.

b)             AXS-One Compliance Platform Solutions enable organizations to utilize documents and data generated by their corporate applications as an asset while reducing operational overheads and addressing requirements for corporate governance, legal discovery and industry regulations associated with how corporate records are managed and retained.  Utilizing the AXS-One Compliance Platform Solutions, organizations can capture, archive, manage, search, supervise, integrate, share and audit their electronic records, regardless of originating platform.  More than 250 disparate document and data types can be managed including e-mail, instant messages, images, voice and video, office documents, ERP-generated data such as SAP, and electronic print reports generated by host systems.  AXS-One Compliance Platform solutions target large information-centric organizations that can utilize self-service information systems to improve communications with their customers and improve access to business intelligence.

The Company evaluates the performance of its two product lines based on revenues and operating income.  Summarized financial information concerning the Company’s reportable segments is shown in the following table.  The Chief Executive Officer uses the information below in this format while making decisions about allocating resources to each product line and assessing its performance.

	AXS-One Enterprise Solutions	Compliance Platform Solutions	Total
Three Months Ended September 30, 2004
Revenues:
License fees	$363	$943	$1,306
Services	6,219	1,540	7,759
Total Revenues, excluding related party revenue	6,582	2,483	9,065
Operating income	56	451	507
Total assets	13,502	2,672	16,174
Capital expenditures	56	7	63
Depreciation and amortization	345	8	353

Three Months Ended September 30, 2003
Revenues:
License fees	$2,079	$380	$2,459
Services	6,544	1,137	7,681
Total Revenues, excluding related party revenue	8,623	1,517	10,140
Operating income	2,169	561	2,730
Total assets	9,150	465	9,615
Capital expenditures	47	4	51
Depreciation and amortization	389	5	394

	AXS-One Enterprise Solutions	Compliance Platform Solutions	Total
Nine Months Ended September 30, 2004
Revenues:
License fees	$1,231	$3,539	$4,770
Services	20,355	4,266	24,621
Total Revenues, excluding related party revenue	21,586	7,805	29,391
Operating income	492	2,394	2,886
Total assets	13,502	2,672	16,174
Capital expenditures	246	29	275
Depreciation and amortization	1,017	21	1,038

Nine Months Ended September 30, 2003
Revenues:
License fees	$4,053	$1,001	$5,054
Services	20,500	3,430	23,930
Total Revenues, excluding related party revenue	24,553	4,431	28,984
Operating income	4,413	1,948	6,361
Total assets	9,150	465	9,615
Capital expenditures	142	12	154
Depreciation and amortization	1,197	17	1,214

Reconciliation of total segment operating income to consolidated operating income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Operating income from reportable segments	$507	$2,730	$2,886	$6,361
Unallocated revenue, other –related parties	80	71	181	260
Unallocated general and administrative expense	(1,699)	(1,471)	(4,765)	(4,113)
Other corporate unallocated expenses	(548)	(265)	(1,679)	(766)
Total consolidated operating income (loss)	$(1,660)	$1,065	$(3,377)	$1,742

(5) DIVESTITURE

On September 20, 2001, the Company sold its wholly-owned subsidiary located in Central and Eastern Europe (C.E.E.), including offices in Poland, Estonia and Bulgaria, to Porterfield International Ltd. (“Buyer”), a company wholly-owned by the former managing director of C.E.E. and his wife.  The Company received consideration in the form of a promissory note of Buyer in the face amount of $430 which was paid as of December 31, 2002.  A net asset deficiency of the C.E.E. operations of $(3), at the time of the sale, offset by accrued expenses of $180, directly related to the sale, resulted in a deferred gain of approximately $253, which the Company recorded in accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin No. 81 (SAB 81), “Gain Recognition on the Sale of a Business or Operating Assets to a Highly Leveraged Entity.”  Additional direct costs of the sale of $8 recorded during 2002 reduced the total deferred gain to $245.

The Company recognized such gain as the note receivable was paid or equivalent value for services was received, but only after $180 was received.  Through December 31, 2002, $430 had been received in either payment to the Company or equivalent services provided by the Buyer to the Company or to the

Company’s joint venture.  The Company recognized $219 of such gain through December 31, 2002, which included a reversal of $45 related to the original $180 in accrued expenses recorded at the time of the sale.  The $45 was recognized during 2002 as a result of the release of a past customer claim.  The remaining gain of $71, reflected as Deferred revenue on the December 31, 2002 consolidated balance sheet, was recognized in February 2003 when the Company received payment from the Company’s joint venture for services provided by the Buyer to the joint venture.  The following table shows the activity related to the promissory note and related deferred gain and gain recognized:

	Note Receivable	Deferred Gain	Gain Recognized
Balance at December 31, 2001	$336	$253	$—
Direct expense incurred in June 2002	—	(3)	—
Cash payments and services received through December 31, 2002	(336)	(174)	174
Reversal of accrued expense in September 2002	—	—	45
Direct expense incurred in October 2002	—	(5)	—
Balance at December 31, 2002	—	71	219
Cash payments received from joint venture in February 2003	—	(71)	71
Balance at September 30, 2003	$—	$—	$290

(6) CONTINGENCIES

Historically, the Company has been involved in disputes and/or litigation encountered in its normal course of business.  The Company believes that the ultimate outcome of these proceedings will not have a material adverse effect on the Company’s business, consolidated financial condition, results of operations or cash flows.

(7) PRIVATE PLACEMENT

On April 5, 2004, the Company completed an offer and sale of 2,581 shares of common stock for $3.10 per share in a private placement for total consideration of $8,000.  Upon closing, the Company received net proceeds of approximately $7,700.  The Company also issued, at the same time, warrants to purchase an aggregate of 258 shares of common stock at $3.98 per share and warrants to purchase 258 shares of common stock at $4.50 per share.  These warrants are exercisable for a period of three years beginning April 5, 2004.  This private placement and issuance of warrants were made pursuant to the terms of a Unit Subscription Agreement, dated as of April 1, 2004, among the Company and several investors.

Issuance of the common stock and warrants in the private placement was not registered under the Securities Act of 1933 (“the Act”) in reliance upon Section 4(2) of the Act based on the fact that the shares of common stock and the warrants were issued to a small number of sophisticated investors who had extensive knowledge of the Company at the time of the issuance.

On April 8, 2004, the Company filed a Form 8-K with the SEC disclosing details of the private placement and issuance of warrants.  On May 4, 2004, the Company filed a Form S-3 registration statement with the SEC covering the resale of the securities issued and securities issuable upon exercise of the warrants.  The Form S-3 registration statement, as amended, was declared effective by the SEC on September 28, 2004.

(8) RESTRUCTURING AND OTHER COSTS

On June 30, 2004, in order to streamline and reorganize the Company to better meet its long-term goals, the Company eliminated 25 positions in the United States and 11 positions in its foreign operations.  The Company recorded a charge to operations in the second quarter totaling approximately $0.8 million related to involuntary termination benefits to be paid to the terminated employees.  The severance accrual was adjusted down by approximately $0.1 million in the third quarter mainly due to the re-assignment of two people previously scheduled for termination.  The activity related to the restructuring is as follows:

Involuntary termination costs recorded in June 2004	$786
Cash payments through June 2004	—
Restructuring liability at June 30, 2004	$786
Cash payments through September 30, 2004	(657)
Adjustment to severance accrual through September 30, 2004	(83)
Restructuring liability at September 30, 2004	$46

In addition, in June 2004, the Company recognized an expense of approximately $0.3 million related to a retirement agreement with the Company’s former CEO.  The Company expects to pay the retirement benefits in the fourth quarter of 2004.

The restructuring liability and liability for the retirement agreement are included in accrued expenses on the accompanying September 30, 2004 Consolidated Balance Sheet.

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

Executive Overview

We are a leading provider of Records Compliance Management (including email and instant messaging archival management), financial management, and workflow software designed to efficiently manage complex business processes.  We have implemented high-volume, interoperable, scalable and secure business solutions for global 2000 companies.  Our Web Services-based technology has been critically acclaimed as best of class.  Our Records Compliance Management solutions provide fast deployment of content management solutions, such as e-mail and instant messaging archival and records management, for regulatory compliance and operational efficiency.  See “Item 1.  Business” in our 2003 Annual Report on Form 10K.

Our revenues are derived mainly from license fees from software license agreements entered into between AXS-One and our customers with respect to both our products and, to a lesser degree, third party products resold by AXS-One and services revenues from software maintenance agreements, training, consulting services including installation and custom programming.

We are based in Rutherford, New Jersey with approximately 240 full-time employees, as of September 30, 2004, in offices worldwide, including Australia, Canada, Singapore, South Africa, the United Kingdom and the United States.  Our foreign offices generated approximately 36.6% and 35.9% of our total revenues for the three and nine months ended September 30, 2004, respectively, as compared to 30.1% and 47.1%, respectively, for the corresponding prior year periods.  We expect that such revenues will continue to represent a significant percentage of our total revenues in the future.  Most of our international license fees and services revenues are denominated in foreign currencies.  Fluctuations in the value of foreign currencies relative to the US dollar in the future could result in fluctuations in our revenue.

We have a 49% ownership in one joint venture in our South African operation, AXS-One African Solutions (Pty) Ltd (“African Solutions”).  African Solutions sells and services our suite of products.  We use the equity method of accounting for our investment whereby the investment, including loans to the joint venture, is stated at cost plus or minus our equity in undistributed earnings or losses.

We encounter competition for all of our products in all markets and compete primarily based on the quality of our products, our price, our customer service and our time to implement.  The timing of the release of new products is also important to our ability to generate sales.  During the second half of 2003, we launched our Records Compliance Management solution for e-mail and Instant Messaging Archival, Supervision & Legal Discovery in response to new regulatory requirements for financial institutions in the United States as well as to address the need to reduce costs in the email management area.  Our Records Compliance Management software, including this new product, accounted for approximately 74% of our total license fee revenues for the nine months ended September 30, 2004.  During the past nine months, we have increased our research and development, sales and services teams in this area in order to meet the needs of this growing market and capitalize on this opportunity.  However, there is no assurance that these efforts will achieve the desired results.

Our future ability to grow revenue will be directly affected by continued price competition and our ability to sustain an increasingly higher maintenance revenue base from which to grow.  Our growth rate and total revenues depend significantly on future services for existing customers as well as our ability to expand our customer base and to respond successfully to the pace of technological change.  In order to expand our customer base, we have been actively seeking partnerships with resellers to supplement our direct sales force.  These efforts recently resulted in alliances with Sun Microsystems, Sector, Inc., RedFile and NuTech.  Sun Microsystems will resell our Records Compliance Management software to its existing enterprise customers and new customers in targeted markets.  Sector, Inc., a leading managed services, communications and data distribution provider for the financial services industry, offers the AXS-One Compliance Platform for Email and Instant Messaging Archival, Supervision and Discovery in a hosted application service provider (ASP) or hybrid environment.  Redfile, a digital risk and information management solution provider, will work with us to collaboratively develop and offer a comprehensive hosted archival solution designed to help corporations meet evolving regulations, expedite legal discovery and streamline records management.  NuTech, a leading systems integrator of enterprise level messaging solutions, will resell our AXS-One Compliance Platform to its existing enterprise customers and new customers.  If our maintenance renewal rate or pace of new customer acquisitions slows, our revenues and operating results would be adversely affected.

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

In September 2004, our UK subsidiary entered into three-year agreements with the UK’s four largest vacation tour operators, First Choice, My Travel, Thomas Cook and TUI, to provide to UK travel agents a hosted service for electronic delivery of confirmation invoices and related booking documents that meets the requirements of the UK regulatory agencies and UK travel agents.  The Electronic Records Delivery solution, hosted by AXS-One, allows tour operators and travel agencies to replace their paper based invoicing processes with electronic invoicing systems, thereby reducing operational costs.  With these agreements, AXS-One will generate recurring transaction fees from five out of the top ten European tour operators that account for nearly 50% of all passenger bookings made by the Civil Aviation Authority (CAA)-regulated travel agents and one of the largest ferry operators.  No significant revenue has been recognized through September 30, 2004 related to these agreements.

In October 2004, Matt Suffoletto joined AXS-One in the position of Senior Vice President North American Sales and Professional Services.  Mr. Suffoletto comes to us from Open Text where, for the past three years, he was the CEO and President of IXOS Software Inc.  Prior to joining IXOS, he held several positions, including the CEO of a startup company, TechTrader, and senior sales positions at such companies as Primavera, DataEase, Lotus and IBM.  Mr. Suffoletto replaced Mr. Alexander Karakozoff who left AXS-One in early October to pursue other activities.

Results of Operations

The following table sets forth for the periods indicated, certain operating data, and data as a percentage of total revenues:

	Three Months Ended September 30, 2004		Three Months Ended September 30, 2003
		Data as a		Data as a
	As	percent of	As	percent of
(in thousands)	Reported	revenue	Reported	revenue
	(Unaudited)		(Unaudited)
Revenues:
License fees	$1,306	14.3%	$2,459	24.1%
Services	7,759	84.8	7,681	75.2
Other-related parties	80	0.9	71	0.7
Total revenues	9,145	100.0	10,211	100.0

Operating expenses:
Cost of license fees	693	7.6	371	3.7
Cost of services	4,129	45.1	3,815	37.4
Sales and marketing	2,271	24.8	1,780	17.4
Research and development	2,081	22.8	1,697	16.6
General and administrative	1,714	18.7	1,483	14.5
Restructuring and other costs	(83)	(0.9)	—	—
Total operating expenses	10,805	118.1	9,146	89.6
Operating income (loss)	(1,660)	(18.1)	1,065	10.4
Other income (expense):
Equity in losses of joint venture	(40)	(0.4)	(81)	(0.8)
Other income (expense), net	23	0.2	(37)	(0.3)
Other expense, net	(17)	(0.2)	(118)	(1.1)
Net income (loss) before income taxes	(1,677)	(18.3)	947	9.3
Income tax benefit (expense)	18	0.2	(29)	(0.3)
Net income (loss)	$(1,659)	(18.1)%	$918	9.0%

	Nine Months Ended September 30, 2004		Nine Months Ended September 30, 2003
		Data as a		Data as a
	As	percent of	As	percent of
(in thousands)	Reported	revenue	Reported	revenue
	(Unaudited)		(Unaudited)
Revenues:
License fees	$4,770	16.1%	$5,054	17.3%
Services	24,621	83.3	23,930	81.8
Other-related parties	181	0.6	260	0.9
Total revenues	29,572	100.0	29,244	100.0

Operating expenses:
Cost of license fees	1,479	5.0	1,090	3.7
Cost of services	12,926	43.7	11,782	40.3
Sales and marketing	6,696	22.6	5,535	18.9
Research and development	6,017	20.4	4,949	16.9
General and administrative	4,811	16.3	4,146	14.2
Restructuring and other costs	1,020	3.5	—	—
Total operating expenses	32,949	111.5	27,502	94.0
Operating income (loss)	(3,377)	(11.5)	1,742	6.0
Other income (expense):
Equity in income (losses) of joint venture	(122)	(0.4)	34	0.1
Other income (expense), net	23	0.1	(219)	(0.8)
Other expense, net	(99)	(0.3)	(185)	(0.7)
Net income (loss) before taxes	(3,476)	(11.8)	1,557	5.3
Income tax expense	(10)	—	(57)	(0.2)
Net income (loss)	$(3,486)	(11.8)%	$1,500	5.1%

Comparison of Three Months Ended September 30, 2004 to 2003

Revenues

Total revenues decreased $1.1 million or 10.4% for the three months ended September 30, 2004 as compared to the corresponding prior year period due to a $1.2 million or 46.9% decrease in license fees partially offset by a $0.1 million or 1.0% increase in services revenues.  The decrease in license fees is mainly the result of a decrease of $1.3 million and $0.1 million in our US and Australian operations, respectively, partially offset by an increase of $0.2 million in our UK operations.  For the three months ended September 30, 2003, there was a $1.1 million license fee from one customer in our U.S. operation.  There was no similar license contract for the same period in 2004.

For both periods, we had a concentration of total revenues within a few select customers.  Total revenues for the three months ended September 30, 2004 included approximately $1.1 million or 12.5% and $1.1 million or 11.7% of total revenues from two customers, respectively.  Total revenues for the three months ended September 30, 2003 included $2.5 million or 24.1% of total revenues from one customer.

The following table sets forth, for the periods indicated, each major category of our services revenues as a percent of total services revenues:

	Three Months Ended September 30,
	2004		2003
		% of		% of
(dollars in thousands)	Amount	Total	Amount	Total
Maintenance	$4,371	56.3%	$4,087	53.2%
Consulting	3,208	41.4%	3,488	45.4%
Training	8	0.1%	32	0.4%
Custom programming	172	2.2%	74	1.0%
Total services revenue	$7,759	100.0%	$7,681	100.0%

The increase in services revenues is mainly a result of increases of $284 thousand in maintenance revenue resulting from new license agreements and customary annual increases for existing agreements and $100 thousand in custom programming primarily from a large agreement with one customer.  These increases were mostly offset by a decrease of $280 thousand in consulting revenue due to lower demand for services mainly in our US operation.

Other-Related Party revenues, as shown in the table below, include management/directors’ fees and consulting revenue from African Solutions.

	Three Months Ended September 30,
(dollars in thousands)	2004	2003
Management/Directors’ fees	$10	$8
Consulting revenue	70	63
Total revenues	$80	$71

Revenues from the joint venture for the three-month period remained consistent with the prior year.

Operating Expenses

Cost of license fees consist primarily of amortization of capitalized software development costs and amounts paid to third parties with respect to products we resell in conjunction with the licensing of our products.  The elements can vary substantially from period to period as a percentage of license fees.  Cost of license fees increased $0.3 million or 86.8% for the three months ended September 30, 2004, as compared to the corresponding prior year period mainly as a result of increased sales of third party software used in conjunction with our software.

Cost of services consists primarily of personnel and third party costs for product quality assurance, training, installation, consulting and customer support.  Cost of services increased $0.3 million or 8.2% for the three months ended September 30, 2004 as compared to the corresponding prior year period.  The increase for the three-month period is mainly due to increases of $0.1 million in travel and living expenses in various locations and $0.2 million in temps and consultant expenses mostly in our South African subsidiary.

Sales and marketing expenses consist primarily of salaries, commissions and bonuses related to sales and marketing personnel, as well as travel and promotional expenses.  Sales and marketing expenses increased $0.5 million or 27.6% for the three months ended September 30, 2004, as compared to the corresponding prior year period.  The increase is primarily the result of increases of $0.4 million in people related expenses due to increased headcount for our Compliance Solutions product line, annual salary increases and related benefits, employee recruitment fees and travel and living expenses and $0.1 million in variable compensation for accrued annual bonuses.

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

Research and development expenses (net of capitalized software development costs) increased $0.4 million or 22.6% for the three months ended September 30, 2004 as compared to the comparable prior year period.  The increase is primarily the result of increases of $0.1 million in temps and consultants for work on the Records Compliance Management software and a decrease of $0.3 million in capitalized software development costs.  We capitalized $40 thousand in software development costs in the third quarter of 2004 as compared to $317 thousand in the third quarter of 2003.  The rate of capitalization of software development costs may fluctuate depending on the mix and stage of development of our product development and engineering projects.  During the third quarter of 2004, projects for which we had been capitalizing costs from prior periods were substantially completed.  In addition, the amount of time spent on new projects between technological feasibility and general release has been reduced such that we do not expect there to be significant software development costs capitalized in the future.

General and administrative expenses consist primarily of salaries for administrative, executive and financial personnel, and outside professional fees.  General and administrative expenses increased $0.2 million or 15.6% for the three months ended September 30, 2004 as compared to the corresponding prior year period.  The increase for the three months is primarily as a result of an increase of $0.3 million in the provision for bad debt in our foreign locations of which $0.2 million is in the South African operations for one customer.  This increase was partially offset by small decreases in variable compensation expense and other miscellaneous expenses.

Restructuring and other costs: On June 30, 2004, in order to streamline and reorganize our operations to better meet our long-term goals, we eliminated 25 positions in the United States and 11 positions in our foreign operations.  We recorded a charge to operations in the second quarter totaling approximately $0.8 million related to involuntary termination benefits to be paid to the terminated employees.  In the third quarter, we reduced the restructuring charge by approximately $0.1 million mainly resulting from our decision to retain two people in our foreign operations.  The elimination of the net 34 positions is expected to result in annual savings of approximately $3.2 million that we have begun to use to invest in new business opportunities.  At this time, no further reductions of headcount are expected or planned throughout the remainder of the year.  (See Note 8 to the Consolidated Interim Financial Statements.)

Operating Income (Loss)

Operating income (loss) decreased $(2.7) million for the three months ended September 30, 2004 as compared to the corresponding prior year period due mainly to a decrease of $1.1 million in total revenues and an increase of $1.7 million in operating expenses.  The overall increase in operating expenses is as a result of management’s focus to build the infrastructure in key aspects of the organization, including sales, marketing and research and development.

Other Expense, Net

Other expense, net decreased $101 thousand to a net expense of $17 thousand for the three months ended September 30, 2004, as compared to $118 thousand expense in the same period in 2003.  The decreased expense is primarily due to a decrease of $48 thousand in interest expense and $41 thousand of equity in losses of joint venture.  There was no borrowing under the revolving line of credit in 2004 and the term loan was fully paid as of March 31, 2004.  (See Note 2 to the Consolidated Interim Financial Statements.)

Income Tax Benefit (Expense)

The income tax benefit of $18 thousand for the three months ended September 30, 2004 represents an adjustment to the estimated taxes due on expected earnings in our South African subsidiary.

Comparison of Nine Months Ended September 30, 2004 to 2003

Revenues

Total revenues increased $0.3 million or 1.1% for the nine months ended September 30, 2004, as compared to the corresponding prior year period.  The increase for the nine-month period is mainly attributable to an increase of $0.7 million in services revenues partially offset by decreases of $0.3 million and $0.1 million in license and other-related party revenue, respectively.  The increase in services revenue is mainly attributable to an increase of $0.8 million in our U.S. operations partially offset by a decrease of $0.1 million in our foreign operations.  The decrease in license revenues is largely due to a decrease of $0.5 million in our foreign locations partially offset by an increase of $0.2 million in our US operations due mainly to sales of our Records Compliance Management software.  The decrease in our foreign locations is mainly in our South African subsidiary which had a large contract in the second quarter of 2003 and no similar contract in 2004.

For both periods, we had a concentration of total revenues within a few select customers.  Total revenues for the nine months ended September 30, 2004 included $3.0 million or 10.1% and $4.9 million or 16.6% of total revenues from two customers, respectively.  Total revenues for the nine months ended September 30, 2003 included $3.9 million or 13.2% and $5.9 million or 20.2% of total revenues from two customers, respectively.

The following table sets forth, for the periods indicated, each major category of our services revenues as a percent of total services revenues:

	Nine Months Ended September 30,
	2004		2003
		% of		% of
(dollars in thousands)	Amount	Total	Amount	Total
Maintenance	$12,961	52.6%	$12,281	51.3%
Consulting	11,074	45.0%	11,295	47.2%
Training	45	0.2%	85	0.4%
Custom programming	541	2.2%	269	1.1%
Total services revenue	$24,621	100.0%	$23,930	100.0%

The increase in services revenues in the U.S. operations is due to increases of $0.7 million in maintenance revenues due to new license agreements and customary annual increases for existing agreements and $0.3 million in custom programming due to a large agreement with one customer.  The decrease in consulting revenue is mainly the result of a decrease in one foreign location.

The following table sets forth, for the periods indicated, each category of other related parties revenue:

	Nine Months Ended September 30,
(dollars in thousands)	2004	2003
Management/Directors’ fee revenue	$28	$59
Consulting revenue	153	201
Total revenues	$181	$260

Other-related party revenue for the nine months ended September 30, 2004 included decreases of $31 thousand and $48 thousand, respectively, in management/directors’ fee revenues and consulting revenue. The decrease in management/directors’ fee revenue for the nine months ended September 30, 2004 as compared to the same period in 2003 resulted from our decision in the second quarter of 2003 to temporarily stop charging management fees until African Solutions becomes profitable.  However, directors’ fees were charged for both periods.  The decrease in consulting revenue resulted from decreased use of consultants from African Solutions, choosing instead to utilize our own internal staff.

Operating Expenses

Cost of license fees increased $0.4 million for the nine months ended September 30, 2004, as compared to the corresponding prior year period.  An increase of $0.6 million in third party software royalty fees due to increased sales of third party software used in conjunction with our software was partially offset by a decrease of $0.2 million in amortization of capitalized software development costs as a result of certain costs becoming fully amortized in 2003.

Cost of services increased $1.1 million or 9.7% for the nine months ended September 30, 2004 as compared to the corresponding prior year period.  The increase is partially due to an increase of $0.4 million in temps and consultants expense due to the use of temporary consultants to supplement our internal employees on specific assignments related mostly to the deployment of our newer software products.  The increase is also the result of increases of $0.2 million in salaries and wages due to annual merit increases and related benefits, $0.3 million in travel and living expenses and $0.1 million in cost of third party services for use of independent consultants to supplement our internal professional services staff.

Sales and marketing expenses increased $1.2 million or 21.0% for the nine months ended September 30, 2004 as compared to the corresponding prior year period.  The increase is primarily a result of increases of $0.8 million in salaries and related benefits due to annual merit increases and new hires, $0.2 million in travel and living expenses, $0.2 million in employee recruitment fees, $0.5 million due to increased commissions and bonuses expense as a direct result of the increase in license fee revenue in the U.S. operation and $0.1 million in other miscellaneous expenses.  These increases were partially offset by a decrease of $0.6 million in commission expense in our South African subsidiary which had a large contract in the second quarter of 2003 and no similar contract in 2004.

Research and development expenses (net of capitalized software development costs) increased $1.1 million or 21.6% for the nine months ended September 30, 2004, as compared to the corresponding prior year period.  The increase is primarily the result of an increase of $0.9 million in personnel related expenses due to annual salary increases and related benefits, increased use of temporaries and consultants for continued work on development of the Records Compliance Management software and a decrease in capitalized software development costs.  There was also a $0.1 million increase in variable compensation expense due to accrued annual bonus compensation and a $0.1 million increase in computer supplies expense.  We capitalized $0.6 million in software development costs for the nine months ended September 30, 2004 as compared to $1.0 million for the same period in 2003.  The rate of capitalization of software development costs may fluctuate depending on the mix and stage of development of our product development and engineering projects.

General and administrative expenses increased $0.7 million or 16.0% for the nine months ended September 30, 2004 as compared to the corresponding prior year period.  The increase is primarily the result of approximately $0.1 million in recruiting expenses incurred in connection with the selection of our new CEO, an increase of $0.1 million in temps and consultants expense, $0.1 million in bad debt recovery that reduced general and administration expenses in the first quarter of 2003 and no similar recovery occurred in 2004 and an additional $0.3 million increase in the bad debt provision for the nine month period ended September 30, 2004 in our foreign locations.  There is also an increase of $0.1 million in professional fees due partly to increased use of outside attorneys and also due to a credit of approximately $60 thousand in the 2003 period for a settlement of professional fees due from one vendor and there was no similar credit in the 2004 period.

For a discussion of the restructuring charges in Restructuring and other costs, see the quarter-to-quarter comparison above and Note 8 to the Consolidated Interim Financial Statements.  In addition to the restructuring charges, we recognized approximately $0.3 million in expenses related to a retirement agreement with our former CEO.  We expect to pay the retirement benefits in the fourth quarter of 2004.

Operating Income (Loss)

Operating income (loss) decreased $(5.1) million for the nine months ended September 30, 2004 as compared to the same period in 2003 due mainly to $1.0 million in restructuring charges and other charges and $4.4 million in other increased operating expenses.  The increase in operating expenses was partially offset by an increase of $0.3 million in total revenues.

Other Income (Expense), Net

Other expense, net decreased $0.1 million for the nine months ended September 30, 2004 as compared to the same period in 2003.  Decreases of $0.1 million in both interest expense and foreign exchange gain/loss and an increase of $0.1 million in interest income were mostly offset by an increase of $0.2 million of equity in losses of joint venture.  Equity in income of joint venture for the nine months ended September 30, 2003 included the sales commission recognized by the South African joint venture related to a large license contract recognized during the second quarter of 2003.  There was no similar contract during the nine months ended September 30, 2004.  Interest expense related to the interest on the revolving line of credit and term loan that was fully paid as of March 31, 2004. (See Note 2 to the Consolidated Interim Financial Statements.)

Income Tax Benefit (Expense)

Income tax expense of $10 thousand for the nine months ended September 30, 2004 represents taxes due on expected earnings in our South African subsidiary for the period.

Liquidity and Capital Resources

On April 5, 2004, we completed a private placement of shares of common stock that resulted in the receipt of net proceeds of approximately $7.7 million.  Prior to that we had a Loan and Security Agreement (“Agreement”) that contained a revolving line of credit and a term loan (See Note 2 to the Consolidated Interim Financial Statements).  The term loan was paid in full as of March 31, 2004, and no amounts remain outstanding.  The Agreement terminated on May 28, 2004 as per the agreement.  On August 11, 2004, the Company entered into a two-year Loan and Security Agreement which contains a revolving line of credit under which the Company has available the lesser of $4 million or 80% of eligible accounts, as defined (See Note 2 to the Consolidated Interim Financial Statements).  The available amount under the revolving line of credit at September 30, 2004 was approximately $2.9 million of which no amounts were outstanding.

As of September 30, 2004, we were in default of the covenant based on EBITDA.  We requested and received a waiver from the lender allowing for the default without penalty for the September 30, 2004 covenant and are currently in the process of amending this covenant for the period ended December 31, 2004.  We were in compliance with all other covenants.

Our operating activities used cash of $2.9 million for the nine months ended September 30, 2004 and provided cash of $1.1 million for the nine months ended September 30, 2003.  Net cash used by operating activities during the nine months ended September 30, 2004 is primarily the result of the net loss, an increase in accounts receivable and a decrease in deferred revenue partially offset by non-cash depreciation and amortization and increases in provision for doubtful accounts and accounts payable and accrued expenses.  The decrease in deferred revenue is mainly the result of a decrease in long-term deferred revenue as nine months of a two-year agreement with one customer have now been recognized as revenue.  The increase in accounts receivable, mainly in the US operation, is due to certain customers delaying their payment on consulting services and annual maintenance renewals.  The increase in accounts payable and accrued expenses is mainly due to an accrual for commissions and bonuses and costs of third party licenses and services.

Net cash provided by operating activities during the nine months ended September 30, 2003 was comprised primarily of the net income and depreciation and amortization expense partially offset by decreases in accounts payable and accrued expenses and in deferred revenue.

Our investing activities used cash of $0.9 million and $1.3 million for the nine months ended September 30, 2004 and 2003, respectively.  The uses of cash for both periods was primarily for capitalized software development costs related to development of new products as well as significant enhancements to certain existing products and for the purchase of computer equipment.

Cash provided by (used in) financing activities was $7.6 million and ($1.3) million for the nine months ended September 30, 2004 and 2003, respectively.  For the nine months ended September 30, 2004, cash was primarily provided by the net proceeds received from the private placement and the exercise of stock options and warrants during the period.  This was partially offset by the payment of the remaining balance of the outstanding term loan.  Cash used by financing activities for the nine months ended September 30, 2003 was related to the repayment of the term loan.

We have no significant capital commitments.  Planned capital expenditures for the year 2004 total approximately $1.2 million, including any software development costs that may qualify for capitalization under SFAS 86.  Our aggregate minimum operating lease payments for 2004 will be approximately $2.0 million.  We generated net income of $2.3 million and $1.9 million for the years ended December 31, 2003 and 2002, respectively, after experiencing a net loss of $4.7 million during the year ended December 31, 2001.  For the year ended December 31, 2003, we experienced an increase in license fee revenues that, along with services revenues, had declined in each of the prior two years primarily as a result of intense competition and rapid technological change together with a slowing of the economy.  Though license fee revenues declined during the third quarter after increasing during the first half of 2004 we expect to increase license fee revenues with sales of our new products and continue to show improvement in our recurring revenues.  Management’s initiatives over the last two years, including the recent restructuring, have been designed to improve operating results and liquidity and better position AXS-One to compete under current market conditions.  Due to these efforts, in addition to the private placement, we expect that our current cash balance and operating cash flow will be sufficient to fund our working capital requirements through 2004 and beyond.  We also have a new revolving line of credit under which we have available the lesser of $4 million or 80% of eligible accounts, as defined.  Our ability to achieve the anticipated results is affected by the extent of cash generated from operations.  There is also the risk that cash held by our foreign subsidiaries will not be readily available for use in our U.S. operations to pay our obligations as the transfer of funds is sometimes delayed due to various foreign government restrictions.  Accordingly, we may in the future be required to seek new sources of financing or future accommodations from financial institutions.  No assurance can be given that management’s initiatives will be successful or that any such additional sources of financing or lender accommodations will be available.

Segment Information

For the three and nine months ended September 30, 2004, AXS-One Enterprise Solutions had license fee revenues of $0.4 million and $1.2 million, respectively, compared to $2.1 million and $4.1 million, respectively, for the comparable prior year period; service revenues of $6.2 million and $20.4 million, respectively, compared to $6.5 million and $20.5 million, respectively, for the comparable prior year period; and operating income of $0.1 million and $0.5 million, respectively, compared to $2.2 million and $4.4 million, respectively, for the comparable prior year period.  License fees were higher for the three months ended September 30, 2003 due to a $1.1 million license to one customer.  The nine months ended September 30, 2003 also included a $0.7 million sale to one customer in our South African operations.  There were no similar license contracts in the 2004 periods.  Also, there is less demand for our higher priced Foundation products while customers continue to license lower priced Web-based add-ons for their existing products.  Services revenues in 2004, though down 5% in the third quarter as compared to the third quarter of 2003, have remained fairly consistent with 2003 revenues for the nine-month period.  An increase in maintenance revenue was mostly offset by lower consulting revenues during the period.  Operating income decreased primarily as a result of increases in sales and marketing expense, cost of services and research and development costs.

Compliance Platform Solutions had license fee revenues of $0.9 million and $3.5 million, respectively, for the three and nine months ended September 30, 2004, compared to $0.4 million and $1.0 million, respectively for the comparable prior year periods; services revenue of $1.5 million and $4.3 million, respectively, compared to $1.1 million and $3.4 million, respectively, for the comparable prior year periods and operating income of $0.5 million and $2.4 million, respectively, as compared to $0.6 million and $1.9 million, respectively, for the comparable prior year periods.  The increase in license and services revenues is mainly due to the sales and implementation of the email/instant messaging archival solutions of our Records Compliance Management software released late in the third quarter of 2003.  The increase in operating income was mainly the result of the increase in license revenues which more than offset an increase in operating expenses.

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

Revenues from transaction fees associated with a hosting arrangement are recognized based on the actual number of transactions processed through the system during the period.

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

Revenues from the joint venture (included in Revenues: Other-Related Party in our Consolidated Interim Statements of Operations) include consulting revenue for the joint ventures’ use of our South African subsidiary’s consultants and for management and directors’ fees for our subsidiary providing managerial, technical and other related services, including director services, to the joint venture in accordance with the joint venture agreement.  Revenue is recognized upon performance of the services.

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

Capitalized Software Development Costs

Our policy is to capitalize certain software development costs in accordance with SFAS 86.  Under SFAS 86, costs incurred to develop a computer software product are charged to research and development expense as incurred until technological feasibility has been established.  We establish technological feasibility upon completion of a detailed program design or working model from which point all research and development costs for that project are capitalized until the product is available for general release to customers.  The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs require considerable judgment by management with respect to certain external factors, including, but not limited to, anticipated future revenues, estimated economic life and changes in technology.  It is reasonably possible that estimates of anticipated future revenues, the remaining estimated economic life of the products, or both will be reduced in the future due to competitive pressures.  As a result, the carrying amount of the capitalized software costs may be reduced in the near term.  Upon the general release of the software product to customers, capitalization ceases and such costs are amortized (using the straight-line method) on a product-by-product basis over the estimated life, which is generally three years.

Recently Issued Accounting Standards

In December 2003, the FASB issued Interpretation No. 46R, “Consolidation of Variable Interest Entities” (FIN 46R) that addresses the consolidation of variable interest entities.  FIN 46R provides guidance for determining when a primary beneficiary should consolidate a variable interest entity, or equivalent structure, that functions to support the activities of the primary beneficiary.  We adopted FIN 46R on March 31, 2004.  Based on our evaluation of this Interpretation we believe that our 49% owned joint venture, African Solutions, is a variable interest entity (VIE) as defined in FIN 46R.  However, we have determined that the majority owner, African Legends Technology, absorbs the majority of expected losses and therefore, African Legends Technology is the primary beneficiary.  Due to the fact that we are not the primary beneficiary of African Solutions, the adoption of FIN 46R did not have an impact on our consolidated financial position or results of operations.

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

Item 4.    Controls and Procedures

Evaluation of disclosure controls and procedures

Our chief executive officer and our chief financial officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rule 13a-15(e)) as of September 30, 2004 (the “Evaluation Date”), have concluded that as of the Evaluation Date, our disclosure controls and procedures were effective and designed to ensure that material information relating to us and our consolidated subsidiaries would be collected and made known to them by others within those entities as appropriate to allow timely decisions regarding required disclosure of such information.

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

Item 6.    Exhibits

Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certifications – William P. Lyons
Exhibit 31.2	Rule 13a-14(a)/15d-14(a) Certifications – William G. Levering
Exhibit 32	Officer Certifications under 18 USC 1350

AXS-ONE INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AXS-ONE INC.

Date: November 12, 2004	By:	/s/ William P. Lyons
William P. Lyons Chairman of the Board and Chief Executive Officer

	By:	/s/ William G. Levering III
William G. Levering III Vice President, Chief Financial Officer, and Treasurer (Duly Authorized Officer and Principal Financial Officer)