Form 10-K
period 2004-12-31
AXS ONE INC
filed 2005-03-31
CIK 947427

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2004

Commission File Number: 1-13591

AXS-ONE INC.

(Exact name of registrant as specified in its charter)

Delaware	13-2966911
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
301 Route 17 North, Rutherford, New Jersey	07070
(Address of principal executive offices)	(Zip Code)

201-935-3400

(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock $.0l par value	American Stock Exchange

Securities Registered Pursuant to Section 12(g) of the Act:

None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Act”) during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 under the Act). Yes ☐  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based upon the closing sale price of Common Stock on June 30, 2004 (the last business day of the Registrant’s most recently completed second fiscal quarter) as reported on the American Stock Exchange, was approximately $68.3 million. Shares of Common Stock held by each officer and director of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 15, 2005, Registrant had outstanding 28,563,566 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12, 13 and 14 of Part III are incorporated by reference from a portion of the Registrant’s definitive proxy statement to be furnished to stockholders in connection with the 2005 Annual Meeting of Stockholders.

Item 1.                        Business

This Report contains statements of a forward-looking nature within the meaning of the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, relating to future events or future financial results of the Company. Investors are cautioned that such statements are only predictions and that actual events or results may differ materially. In evaluating such statements, investors should specifically consider the various factors identified in this Report which could cause actual events or results to differ materially from those indicated by such forward-looking statements, including the matters set forth in “Business—Risk Factors” below.

General

AXS-One Inc. (“AXS-One” or the “Company”) is a software company providing robust, secure business solutions that allow an organization to reduce the inherent risks associated with retaining and managing corporate records as well as to achieve efficiency in its business processes and to extend those efficiencies to its customers, suppliers, and business partners. AXS-One has a proven track record in developing flexible, high-performance, scalable, secure and effective business solutions for global 2000 organizations. AXS-One’s ability to quickly identify emerging market opportunities and to build high-quality, innovative solutions has won many awards over the years. The Company has devoted significant resources to developing new products which serve the Content Archival, Records Management, Compliance Management, and Information Management Markets.

AXS-One believes that changes in the scope and complexity of the corporate regulatory and legal environment, and the risks arising from corporate malfeasance have significantly altered how organizations are doing, and are required to do, business. Organizations are re-evaluating their software requirements to invest in solutions that ensure operational efficiency and competitive advantage while enabling them to address and satisfy their requirements for corporate governance, regulatory compliance, legal discovery and privacy of information. AXS-One’s approach allows organizations to meet these requirements by leveraging investments in existing systems to extend them with collaborative web services and business components that automate business processes across corporate boundaries. This results in manageable investments, quick implementation schedules and a more rapid return on investment.

AXS-One has two main product lines:

Financial Management—AXS-One® Enterprise Financials—a comprehensive suite of financial management solutions for a broad range of industries designed to address accounting, time and expense management, financial reporting, performance management and corporate governance.

Records Compliance Management—AXS-One Compliance Platform™—an integrated solution that enables organizations to securely capture, index, archive, search, supervise, share and manage the retention and disposition of electronic records, including e-mail and Instant Messages, images, voice, office documents, ERP-generated data such as SAP and electronic print reports. These products have been developed and optimized to address global issues of regulatory compliance, corporate governance, supervision, legal discovery and privacy as they relate to the retention and disposition of electronic records.

Distribution

AXS-One markets its products worldwide through a direct sales force located in the United States, the United Kingdom, South Africa, Australia, Singapore, Hong Kong, Malaysia and Taiwan. During 2004, the Company announced a number of partnerships, establishing an indirect sales channel through global partnership and local reseller agreements. For fiscal year 2004, AXS-One did not generate significant revenues from its distributors. For further information, see “Strategic Alliances and Business Development

Programs”. Information specific to the two product lines are presented in Note 10 to the Consolidated Financial Statements.

Products

AXS-One Enterprise Financials

AXS-One Enterprise Financials provide a comprehensive suite of financial management products designed to address accounting, financial reporting, time and expense management, performance management and corporate governance requirements across the enterprise. With the advent of the Sarbanes-Oxley Act of 2002 in the United States, the degree of success or failure of these processes is measured in terms of accuracy, control and accountability as well as speed and efficiency. AXS-One Enterprise Financials enable organizations to effectively manage and audit entire process lifecycles with proven transactional applications and templated and automated process workflow. By leveraging AXS-One’s Web Services architecture, solutions can be rapidly deployed and integrated. They can also be deployed and integrated with other third party applications. For instance, AXS-One Enterprise Financials have been successfully deployed within hosted Internet solutions such as those provided by an Internet-based property management solution in Australia.

AXS-One’s Enterprise Financials continue to be one of the primary back office applications of world-class organizations including customers in Financial Services, Life Sciences and State and Local Government.

The Company continues to enhance this solution suite to ensure continued compatibility with and optimization of current technology, to respond to customer enhancement requests and to ensure continued competitive differentiation. During 2004, AXS-One pre-announced Enterprise 9.0—Compliance Edition to its customers. General Availability of Version 9.0 is currently scheduled for the first half of 2005.

As well as including customer-requested enhancements to existing components, Enterprise 9.0—Compliance Edition includes new functionality designed to help customers more easily comply with the requirements of Sarbanes-Oxley, including sections 404, 103 and 802. The “duty to preserve” requirements of Sections 103 and 802 have been addressed by integrating the AXS-One Enterprise Financials products with the AXS-One Compliance Platform solution, enabling output generated by any of the Enterprise 9.0—Compliance Edition components to be automatically and securely stored and retained in AXS-One® Central, AXS-One’s digital archive solution. This functionality can then be expanded by implementing additional components of the AXS-One Compliance Platform including e-mail management, Instant Messaging management, electronic records management, legal discovery and legal case management. AXS-One believes that integration of its two product lines to address customers’ critical business issues will not only address customer satisfaction and customer retention issues for its Enterprise Financial solutions but provide an enhanced platform to generate future sales opportunities within its current customer base for its Records Compliance Management product suite.

AXS-One Enterprise Financials Architecture

AXS-One’s e-Cellerator™ architecture includes technology such as Web Services, Simple Object Access Protocol (SOAP), eXtensible Markup Language (XML), Hyper Text Transfer Protocol (HTTP) and other standards. The architecture is designed to deliver a highly scalable, flexible environment that runs on industry standard platforms and database systems. As a result, AXS-One’s architecture delivers an adaptable suite of interoperability choices, creating flexibility in integration and business process management strategies.

Customers can use pre-packaged AXS-One solutions, customize AXS-One solutions to meet specific business requirements, connect existing systems with AXS-One, or build completely new solutions in-house, supported by AXS-One products. Interoperability choices include real-time and batch Web services interfaces, XML documents, reports, e-mail, faxes, images, relational database systems and even websites.

AXS-One Enterprise Financials Products

Integrated product components are available for: General Ledger, Accounts Payable, Accounts Receivable, Purchasing, Fixed Assets, Time and Billing, Encumbrance Accounting and Workflow.

AXS-One Records Compliance Management Solutions

The AXS-One Compliance Platform is an integrated solution that enables organizations to securely capture, index, archive, share, search, supervise and manage the retention and disposition of all electronic records, including e-mail and Instant Messages, images, voice, office documents, ERP-generated data such as SAP and electronic print reports. These products have been developed and optimized to address global issues of regulatory compliance, corporate governance, supervision, legal discovery and privacy as they relate to the retention and disposition of electronic records.

The basis for this solution is AXS-One Central, a Computer Output to Laser Disk (“COLD”) archiving solution that provides a centralized and highly scalable repository and digital archive designed for long term secure storage and management of massive volumes (terabytes) of data. Originally launched in 1993 as “COOL™”, AXS-One Central has been implemented by global financial institutions, including four of the world’s largest financial institutions, for the long term archival of their financial books and records in compliance with SEC Rule 17a-4 under the Securities Exchange Act. In addition to eliminating paper production, distribution and storage costs, the solutions provide fast, secure online access to relevant information via a powerful portal that can deliver significant productivity gains to organizations.

Applications built on AXS-One’s set of archiving and workflow products have been deployed as electronic bill presentment and document delivery solutions (e-delivery), self-service information systems, Internet report publishing and distribution solutions, customer service solutions, Internet-enabled information reconciliation solutions, and transaction confirmation solutions. These solutions are typically implemented in weeks, thus providing a rapid time-to-value.

During 2004, AXS-One completed significant development on the AXS-One Compliance Platform, launching Version 3.0 at the end of the year that included a number of key enhancements as well as new integrated functionally—AXS-One Retention Manager™. AXS-One believes that the architecture and functionality of the AXS-One Compliance Platform provides it with a competitive advantage, and means that the Company can offer its customers and prospective customers a broad suite of solutions that enable them to address their current enterprise needs and to scale to meet their future requirements.

Development also focused on optimizing the AXS-One Compliance Platform to ensure that it could be sold through a channel sales model. Additionally during 2004, AXS-One completed significant scalability and performance testing with Sun Microsystems to test and optimize the AXS-One Compliance Platform solution for the Sun platform. This not only tested that the AXS-One solution could take advantage of and optimize the Sun Solaris architecture but also proved the scalability of the AXS-One solution for the Solaris platform. (See “Strategic Alliances and Business Development Programs.”)

AXS-One believes that the Company’s ability to focus on real business requirements as they relate to technology continues to differentiate the Company from its competitors. As a component of the AXS-One Compliance Platform, AXS-One Retention Manager helps ensure that organizations can continue to protect the trustworthiness and accessibility of electronic records over time by providing a full “process chain of custody” audit trail for every record within the system. This solution automatically records program or human interaction with records so that, in the case of legal action, a record can be proven to be trustworthy and admissible.

AXS-One Records Compliance Management Architecture

The AXS-One Records Compliance Management solution suite is based on a single, scalable archive. This architecture provides the ability for organizations to capture, store, manage and reproduce “states-of-time” on demand: to reproduce, via a single platform, records such as e-mail, instant message, desktop/office document (such as a Microsoft Word document or Microsoft Excel spreadsheet), electronic report and more, based upon request by internal parties, or for satisfaction of external regulatory audit or legal discovery requests. This architecture also provides system level assurance of data and process integrity by delivering full process chain of custody records for the managed data, as well as enabling organizations to recognize operational efficiencies.

AXS-One has focused its architectural requirements on enterprise scalability and on the ability to handle large, complex requirements for integration within large corporate infrastructures (which can then be easily applied to meet the requirements of strategic hosting and application service providers (ASP) partners). The Company continues to extend the value of the archive with the addition and continued improvements of our Web Services/XML capabilities, that allow our platform to be truly pervasive within an organization, and of applications that deliver significant value—e-delivery, e-mail and IM archiving, supervision, legal discovery and legal case hold, SAP archiving and records management.

In 2004, AXS-One announced the certification of its AXS-Link for SAP solution on the SAP/R3 platform to perform SAP document and data archival. The Company’s competitive position in this market is highly differentiated because its end-to-end managed solution delivers the ability to manage retention, disposition and risk associated with records across many systems, including SAP, in combination with the data stored within the AXS-One Central archive.

In 2004, AXS-One completed scalability and performance testing of the AXS-One Compliance Platform with Sun Microsystems (See AXS-One Records Compliance Management Solutions above). AXS-One believes that the ability of its products to support and exploit UNIX operating systems, such as Sun’s Solaris operating system, as well as Windows environments and to support the heterogeneous environments in which customers have already invested is a competitive differentiator.

AXS-One Records Compliance Management Products

Integrated product components are available for: COLD archiving; electronic presentment; e-mail archival and management for Microsoft Exchange, Lotus Notes, Bloomberg Mail and other message types; Instant Messaging archival, with specific connectors for products from FaceTime and IMlogic; SAP archival; supervision; electronic records management; legal discovery and active case management.

Client Services

The Company considers its Client Services to be a major asset and key differentiator from other vendors. With its 24 x 7 client support, “Implementation Certainty” methodology, standard and customized training and product certification, AXS-One has created a client services program to handle the needs of its customers and to support its channel partners.

As of December 31, 2004, the Company had 104 employees worldwide providing customer support, consulting and training services. To maintain a high standard of service, the Company requests customer evaluations of client support personnel on a quarterly basis. The Company’s services are described below.

Client Support

Support for domestic U.S. clients is based out of the Company’s corporate headquarters in Rutherford, New Jersey. Client support centers are also based in Johannesburg, London, Singapore, and Sydney. The global support center infrastructure has been optimized to allow for an effective and efficient “follow the sun” 24 x 7 customer support strategy. Annual maintenance contracts are generally required for the first year of a customer’s use of the Company’s products, and are renewable on an annual basis. Maintenance contracts entitle the customer to hot-line support and all unspecified product upgrades released during the term of the maintenance contract. Upgrades include any and all unspecified patches or releases related to a licensed software product. Maintenance is offered at three levels of hot-line support availability, Platinum, Gold and Silver. Maintenance fees vary depending on the hours of hot-line support requested by the customer and typically range between 18% and 25% of license fees.

The Company also provides management overview and product information bulletins on an ongoing basis as well as a customer-accessible knowledge base and periodic informational updates about installed products. The bulletins generally answer “commonly asked questions” and provide information about new product features. The Company also provides services for the development of customized documentation about the customer’s system to reflect, among other things, user-defined modifications and specific business logic and processes.

Technical Services

The Company offers assistance in developing interfaces with third party software or legacy systems. These services are designed to enable the development of additional client-specific functionality and to integrate with other mission critical systems. The Company also provides network troubleshooting and assists its customers in deploying Internet systems, relational database management systems (RDBMS) software and operating systems.

Consulting Services

The Company’s consulting services organization provides project assurance, business systems review, technical design, functional design, business modeling, system tailoring, system certification, change management and ongoing project support in connection with a customer’s implementation of the Company’s products. Similar services are also provided for upgrades to later versions of the software and migrations to different operating platforms. The Company frequently works with third-party consultants and system integrators to provide customers with a full range of installation, customization and project management services.

Education Services

The Company provides education services worldwide through its Knowledge Transfer organization. This group is responsible for the development and delivery of training courses designed to familiarize users with the Company’s products, and to train AXS-One staff and partners in product installation, implementation and technical support. In addition to scheduled classroom training, this group delivers standard courses at customer locations as well as working with customers to create classes tailored to their specific requirements. Training courses vary in length from one to five days

Strategic Alliances and Business Development Programs

AXS-One’s mission is to be a leading provider of Records Compliance Management solutions, leveraging its expertise in archiving, workflow and compliance gained and maintained by its strong presence in the Enterprise Financials market. The solutions offered by the Company’s product lines address the requirements of global enterprises across different industries. In order to gain market share, establish new geographical markets and leverage best in breed technology, the Company realizes that it must leverage not only its own key resources but also those of other organizations.

Since its inception in 1978, the Company has established strategic alliances and relationships with a number of organizations as an integral component of its go-to-market strategy. The Company believes these relationships are important to the development, sales, marketing, integration, and support of its products. During 2004, the Company stated its intentions to significantly develop its channel sales model by establishing relationships with leading organizations around the world.

During 2004, AXS-One announced several partnerships and began to recognize revenues from some of these. These include Sector, a managed services provider to the financial services community, whose customers are utilizing the AXS-One Compliance Platform to address SEC Rule 17a-4 and NASD Rule 3010 requirements. In July 2004, AXS-One announced a reseller agreement with Sun Microsystems in North America for its entire AXS-One Compliance Platform products suite. At the end of 2004, AXS-One and Sun concluded negotiations to significantly expand the terms of their relationship. As a result, the two organizations have entered into a Technology Development and License Agreement. Under the terms of the agreement, Sun is marketing, licensing, implementing and supporting the entire AXS-One Compliance Platform product suite worldwide as well as marketing and supporting this suite through Sun’s iForce partners - its global reseller network. As a result, in January 2005, Sun announced a new solution—the Sun Compliance and Content Management Solution—an integrated and tested solution that includes the AXS-One Compliance Platform with Sun servers, Sun storage and Sun middleware. Furthermore, Sun has agreed to replace its current e-mail archival product—Infinite Mailbox—and to facilitate the migration of Infinite Mailbox customers to the newly announced solution.

At the end of 2004, AXS-One closed its first joint sale with StorageTek, a leading provider of enterprise information lifecycle management and storage solutions. By the end of January 2005, AXS-One had completed the interoperability testing with StorageTek that is required to qualify for StorageTek TekAlliance Partner status. AXS-One and StorageTek are actively engaged in joint sales and marketing opportunities.

During 2005, AXS-One expects to finalize official partnerships with additional organizations and, believes that these partnerships, as well as partnerships finalized in 2004, will drive revenue opportunities for the Company. See “Business—Risk Factors.”

Product Development

The Company has a dedicated product development and engineering organization and periodically releases new products and enhancements to existing products. Product development efforts are directed at increasing product functionality, improving product performance, providing support to existing products, expanding the capabilities of the products to inter-operate with third-party software and hardware, developing new products and integrating new technologies. In particular, the Company has from time to time devoted substantial resources to develop additional modules for its products and the capability to support additional platforms, databases, graphical user interfaces (GUIs), toolsets and emerging technologies. While the Company anticipates that certain new products and enhancements will be developed internally, the Company has in the past and may continue to acquire or license technology or software from third parties when appropriate. See “Business—Risk Factors.”

As of December 31, 2004, the Company had 64 employees engaged in product development and engineering.

Competition

The software markets in which AXS-One is engaged are intensely competitive and rapidly changing. A number of companies offer products similar to AXS-One’s and target the same customers. The Company believes its ability to compete depends upon many factors within and outside its control, including the timing and market acceptance of new products and enhancements developed by the Company and its competitors, product functionality, performance, price, reliability, customer service and support, sales and marketing efforts and product distribution. The Company’s AXS-One Enterprise Financials are positioned in a highly dynamic market, with competition from traditional ERP vendors such as the financial applications software offered by SAP, Oracle Corporation (who recently acquired PeopleSoft and SSA Global), and others. In light of the current market focus on regulatory compliance, many organizations are trying to position themselves as vendors of “compliance” solutions. This includes traditional competitors for the Company’s AXS-One Central product such as IBM and Mobius. It also includes competition from vendors of point solutions (Legato, KVS, and IXOS) that are rapidly being acquired by larger vendors—EMC, Veritas and OpenText. AXS-One believes that it is currently the largest independent software vendor in the records management and compliance market. See “Business—Risk Factors.”

Intellectual Property

The Company’s success is heavily dependent upon its proprietary technologies as well as products from third parties, software vendors, hardware vendors, etc. The Company regards its software as proprietary, and relies primarily on a combination of contractual provisions and trade secrets, copyright and trademark law to protect its proprietary rights. As of December 31, 2004, the Company had no patents or patent applications pending, and existing trade secrets and copyright laws afford only limited protection.

The Company has obtained Federal registrations for its trademarks “AXS One®,” the distinctive AXS-One logo, “Access Tomorrow Today®,” “AXSPoint®,” “TransAXS®,” and “Computron®.” In addition, the Company has certain U.S. common law rights, and rights under foreign laws in relation to its trademarks, service marks and product names. See “Business—Risk Factors.”

Employees

As of December 31, 2004, the Company had 249 full-time employees, 164 within the United States and 85 outside the United States, including 64 in product development and engineering, 104 in customer service and support, 51 in sales and marketing, and 30 in finance, administration and executive management. The Company’s employees are not covered by any collective bargaining agreements. The Company believes that its relations with its employees are good.

Business—Risk Factors

We have a previous history of net losses.

AXS-One incurred a net loss of $5.2 million for 2004 after having generated net income of $2.3 million and $1.9 million during the years ended December 31, 2003 and 2002, respectively. Although AXS-One generated revenues and reduced costs sufficient to be profitable in 2003 and 2002, we were not able to sustain profitability in 2004 and may not be able to on a quarterly or annual basis in the future. As of December 31, 2004, we had an accumulated deficit of $81.7 million.

AXS-One’s revenue and operating results have fluctuated and may continue to fluctuate significantly from quarter to quarter in the future, causing our common stock price to be quite volatile and may cause the market price to fall. A variety of factors, many of which are not in our control, cause these fluctuations and include, among others:

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

•       changes in our product mix,

•       demand for our products,

•       the size and timing of individual license transactions,

•       the products and enhancements that we, or our competitors, introduce,

•       changes in our customers’ budgets,

•       potential customers’ unwillingness to undertake major expenditures with us due to our past operating results,

•       competitive conditions in the industry and general economic conditions and

•       unrest in the Middle East or other world events.

Additionally, clients’ licensing of our products is often delayed because:

•       our clients must commit a significant amount of capital, and

•       frequently, a license purchase must be authorized through the multiple channels within a client’s organization.

Because of these reasons, as well as others, our products’ sales cycles are typically lengthy and subject to a number of significant risks over which we often have little or no control which include a customer’s budgetary constraints and internal authorization reviews.

Historically, AXS-One has operated with a small license backlog, since products are generally shipped as we receive orders. Because our license fees in any quarter substantially depend on orders booked and shipped in the last month, and often during the last week, of a given quarter our revenues have been back end loaded and subject to fluctuation.

Delays in the timing of when we recognize specific revenues may adversely and disproportionately affect our operating results because:

•       a high percentage of our operating expenses are relatively fixed, and

•       only a small percentage of our operating expenses vary with our revenues.

Because of these factors, we believe that period-to-period comparisons of our operating results are not necessarily meaningful and one should not rely on quarter-to-quarter comparisons of our operating results to be indicative of our future performance.

Additionally, our business has experienced, and we expect to continue to experience, significant seasonality, due, in part, to our customers’ buying patterns, caused primarily by:

•       our customers’ budgeting and purchasing patterns, and

•       our sales commission policies. Generally, we compensate our sales personnel based on quarterly and annual performance quotas.

We expect that these patterns will likely continue in the future.

As a result of these factors, in future quarters, our operating results may be significantly lower than the estimates of public market analysts and investors. Any discrepancy could cause the price of our common stock to be volatile and to decline significantly. We can give no assurance that we will be profitable in any future quarter.

The markets in which we compete are intensely competitive.

AXS-One can give no assurance that we will be able to compete successfully against current or future competitors or that competitive pressures will not have a material adverse effect on our business, operating results and financial condition. Our markets are intensely competitive and changing rapidly. A number of companies offer products similar to ours and target the same customers. We believe that our ability to compete depends upon many factors, many of which are not in our control, including, among others,

•       timing and market acceptance of new products and enhancements developed by us, as well as by our competitors,

•       whether our products are reliable, how they function, perform, and are priced,

•       our customer service and support,

•       our sales and marketing efforts, and

•       our product distribution.

AXS-One solutions are positioned in a highly dynamic market, with competition from traditional ERP vendors such as the financial applications software offered by SAP, Oracle Corporation (which recently acquired PeopleSoft and SSA Global) and others. Additionally, many traditional enterprise resource planning software providers have entered into the e-business marketplace. Traditional competitors for our COLD solution are IBM, Systemware, Mobius and others. The principal competitors in the area of statement presentment include Mobius, Bluegill, Alysis and others. The Company’s competitors for records and compliance management products include IBM, HP, EMC (Legato), iLumin, OpenText (IXOS) and Veritas (KVS).

Most of our competitors are substantially larger than us, and have significantly greater financial, technical and marketing resources, and extensive direct and indirect distribution channels. As a result, our competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements or to devote greater resources to developing, promoting and selling their products than we can. Our products also compete with those offered by other vendors and with proprietary software developed by third-party professional service organizations, as well as by potential customers’ management information systems departments.

As our markets continue to develop and expand, we expect established and emerging companies to compete with us due to the relatively low barriers necessary to enter the software market. We expect that competition will also increase as the software industry consolidates. During 2004, a number of our competitors in the records and compliance management market were acquired by large companies with significantly greater financial and marketing resources than us. Furthermore, we cannot assure anyone that any of the companies with whom we currently have relationships, many of which may have significantly greater financial and marketing resources than we do, will not, in the future, develop or market software products that compete with our products, or discontinue their relationship or support of us.

Additionally, our current and potential competitors have established, or may establish in the future, cooperative relationships among themselves or with third parties to increase their products’ ability to address the needs of our prospective customers. Therefore, new competitors or alliances among competitors could emerge and rapidly acquire a significant market share. Increased competition is likely to result in

•       reducing the price of our products,

•       reducing our gross margins, and

•       losing our market share.

Any of these factors would adversely affect our business, our operating results and financial condition.

AXS-One depends on a few principal products for its revenues.

Substantially all of our revenues are derived from licensing and fees from related services of:

•       AXS-One Enterprise Financials; and

•       AXS-One Compliance Platform Solutions.

We expect that these products and services will continue to account for substantially all of our revenues during 2005. Accordingly, our future operating results will depend, in part, on:

•       achieving broader market acceptance of our products and services,

•       maintaining our customer base, as well as

•       enhancing these products and services to meet our customers’ evolving needs.

During 2004, certain customers did not renew their annual maintenance, primarily due to our customers being acquired or merged with companies using other software. We can give no assurance that this trend will not continue or that we will be able to maintain our existing customers.

Additionally, during 2005, our AXS-One Compliance Platform Solutions need to gain greater market acceptance. If:

•       demand in the market for our type of software is reduced,

•       competition increases, or

•       sales of such products or services decline,

any of these factors could have a material adverse affect on our business, operating results and financial condition.

AXS-One has a concentration of revenues from certain customers

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

For the year ended December 31, 2004, two customers, Pfizer Inc. and AIG Insurance, represented 14.6% and 10.1%, respectively, of total revenues. For the year ended December 31, 2003, two customers, Pfizer, Inc. and AIG Insurance, represented 18.7% and 12.1%, respectively, of total revenues. For the year ended December 31, 2002, two customers, Pfizer, Inc. and AIG Insurance, represented 16.1 % and 12.0%, respectively, of total revenues. No one customer represented more than 10% of license revenues for the year ended December 31, 2004. License revenues included 29.5% (or 18.2% and 11.3% individually) of revenue from two customers in 2003 and 14.7% from one customer in 2002. Services revenues included 27.2% (or 16.1% and 11.1% individually), 31.9% (or 19.0% and 12.9% individually) and 30.7% (or 18.2% and 12.5% individually) of revenue from the same two customers in 2004, 2003 and 2002, respectively.

AXS-One’s market is characterized by new products frequently being introduced, rapid technology changes, product defect risks, and development delays.

If AXS-One is unable, for technological, financial or other reasons, whether or not within its control, to timely develop and introduce new products or enhancements to respond to changing customer requirements, technological change or emerging industry standards, our business, operating results and financial condition could suffer.

Our software performance, customization, reporting capabilities, or other business objectives may or may not be affected by these changes and may or may not render us incapable of meeting future customer software demands. Introducing products embodying new technologies and emerging new industry standards can render existing products obsolete and unmarketable. Accordingly, it is difficult to estimate our products’ life cycles. Our future success will depend in part on our ability to maintain our AXS-One Enterprise products and to develop and introduce new AXS-One Compliance Platform products that respond to evolving customer requirements and keep pace with technological development and emerging industry standards, such as new:

•       operating systems,

•       hardware platforms,

•       interfaces, and

•       third party application software.

We can give no assurance that:

•       we will be successful in developing and marketing product enhancements or new products that respond to:

•        technological change,

•        changes in customer requirements, or

•        emerging industry standards.

•       we will not experience difficulties that could delay or prevent our successfully developing, introducing and marketing new products and enhancements, or

•       any new products or enhancements that we may introduce will be accepted by our targeted market.

Software products as complex as those we offer often encounter development delays and, when introduced or when new versions are released, may contain undetected errors or may simply fail. These delays, errors or failures create a risk that the software will not operate correctly and could cause our future operating results to fall short of expectations published by certain public market financial analysts or others. From time to time, we develop products that are intended to be compatible with various new computer operating systems, although we make no assurances that we will successfully develop software products that will be compatible with additional operating systems or that will perform as we intend. Additionally, our products, technologies and our business in general rely upon third-party products from various sources including, among others:

•       hardware and software vendors,

•       relational database management systems vendors,

•       reporting software vendors, or

•       e-mail system vendors.

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

Although we are currently in compliance with the continued listing requirements of the American Stock Exchange, that has not always been true in the past, and no assurances can be made that we will continue to be in compliance with those requirements in the future. In the event that we were to cease being in compliance with those requirements at some time in the future, the American Stock Exchange could choose to de-list our stock from trading on that Exchange. If our common stock were to be de-listed by the American Stock Exchange, we might be unable to list our common stock with another stock exchange. In that event, trading of our common stock might be limited to the OTC Bulletin Board or similar quotation system.

Inclusion of our common stock on the OTC Bulletin Board or similar quotation system could adversely affect the liquidity and price of our common stock and make it more difficult for AXS-One to raise additional capital on favorable terms, if at all. In addition, de-listing by the American Stock Exchange might negatively impact AXS-One’s reputation and, as a consequence, its business.

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

On April 5, 2004, we completed an offer and sale of 2,580,645 shares of common stock in a private placement for total consideration of $8,000,000. Upon closing, we received net proceeds of approximately $7,700,000. We also issued, at the same time, warrants to purchase an aggregate of 258,065 shares of common stock at $3.98 per share and warrants to purchase 258,064 shares of common stock at $4.50 per share. These warrants are exercisable for a period of three years beginning April 5, 2004.

On August 11, 2004, we entered into a two-year Loan and Security Agreement (“Agreement”) with a financial institution which contains a revolving line of credit under which we can borrow the lesser of $4 million or 80% of eligible accounts, as defined in the Agreement (see Note 3 to the Consolidated Financial Statements). The available amount under the revolving line of credit at December 31, 2004 was approximately $3.9 million of which no amounts were outstanding. The Agreement contains certain restrictive financial covenants.

On January 27, 2005, we amended the Loan and Security Agreement (First Loan Modification) to revise the financial covenant based on earnings before interest, taxes and depreciation and amortization (EBITDA) for the six months ended December 31, 2004. We were in compliance with this revised covenant and all other covenants as of December 31, 2004.

However, no assurance can be given that management’s initiatives will be successful or that any additional necessary sources of financing, lender accommodations or equity infusions will be available. As a result our business, operating results and financial condition could be adversely impacted.

AXS-One depends upon its proprietary technology and if we were unable to protect our technology, our competitive position would be adversely affected.

We believe that our success greatly depends on our proprietary technology and software. We rely primarily on a combination of trademark and copyright law, trade secret protection and contractual agreements with our employees, customers, partners and others to protect our proprietary rights. Despite our efforts to protect our proprietary rights, unauthorized third parties may attempt to copy all or part of our products or reverse engineer or obtain and use information that we regard as proprietary. We make our source code available to certain of our customers, which may increase the likelihood of misappropriation or other misuse of our software. Additionally, the laws of some foreign countries do not protect our proprietary rights to the same extent as do the laws of the United States. We cannot assure anyone that the steps we take to protect our proprietary rights will be adequate or that our competitors will not independently develop technologies that are substantially equivalent or superior to ours.

Although we believe that the trademarks and service marks we use are distinct, there can be no assurance that we will be able to register or protect such trademarks and service marks.

Our products may become subject to infringement claims.

We believe that none of our products, trademarks, or service marks, technologies or other proprietary rights infringe upon the proprietary rights of any third parties. However, as the number of software products in our industry increases and the functionality of these products further overlap, we believe that software developers like us may become increasingly subject to infringement claims. Additionally, the e-business field has seen an increase in the number of “business method” patents issued, and infringement claims asserted, based on these issued patents. Any claims asserted, regardless of their merit, can be time consuming and expensive to defend, could cause delays in shipping our products or require us to enter into royalty or licensing agreements that may not be available on terms acceptable to us. Any of these factors would significantly impact our operating results and financial conditions or materially disrupt the conduct of our business. We cannot assure anyone that third parties will not assert infringement claims against us in the future with respect to our current or future products or services.

A security breach could harm our business.

Our products provide security features designed to protect its users’ data from being retrieved or modified without being authorized. While AXS-One continues to review and enhance the security features in its products, we can make no assurances concerning the successful implementation of security features and their effectiveness within a customer’s operating environment. If an actual security breach were to occur, our business, operating results and financial condition could suffer.

A variety of risks associated with AXS-One’s international operations could adversely affect our business.

Risks inherent in international revenue include the impact of longer payment cycles, greater difficulty in accounts receivable collection, unexpected changes in regulatory requirements, tariffs and other trade barriers, and difficulties in staffing and managing foreign operations. In addition, most of our international license fees and services revenues are denominated in foreign currencies which can have an impact on our consolidated revenues as exchange rates fluctuate. Currently, we do not hedge against foreign currency exchange risks but in the future we may commence hedging against specific foreign currency transaction risks. We may be unable to hedge all of our exchange rate exposure economically and exchange rate fluctuations may have a negative effect on our ability to meet our obligations. With respect to our international sales that are U.S. dollar denominated, decreases in the value of foreign currencies relative to the U.S. dollar could make our products less price competitive. These factors may have a material adverse effect on our future international revenue.

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

In 2004, 2003 and 2002 the Company’s total revenues from customers outside the United States were as follows:

Year	$ Amount	Percentage of Total Revenues
2004	$13.6 million	35.3%
2003	$15.0 million	37.7%
2002	$11.5 million	30.8%

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

Any of these factors, or others, could adversely affect our future international revenues and, consequently, our business, operating results and financial condition.

We rely on certain third-party relationships.

Our business, product development, operating results and financial condition could be adversely impacted if we fail to maintain our existing relationships or establish new relationships, in the future, with third parties because of diverging interests, one or more of these third parties is acquired, or for any other reason, whether or not within our control. We rely on third-party relationships with a number of consultants, systems integrators and software vendors to:

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

AXS-One’s executive officers, directors and affiliates own a significant amount of its common stock.

This stock ownership may prevent or discourage tender offers for our common stock unless these controlling stockholders approve the terms of any such offers. As of March 15, 2005, AXS-One’s executive officers, directors and affiliates together beneficially own approximately 26.1% of our outstanding common stock. As a result, these stockholders are able to exercise control over matters requiring stockholder approval including:

•       electing directors, and

•       mergers, consolidations, and sale of all or substantially all of our assets.

AXS-One relies on its key personnel and may have difficulty attracting and retaining the skilled employees it needs to operate successfully.

AXS-One’s future success will depend, in large part, on the continued service of its key executives, and if we fail to attract and maintain those executives, the quality of our products, our business, financial condition and operating results could suffer. AXS-One has experienced turnover of its key executives in the past particularly in the position of Vice President of Sales. On April 30, 2004, John A. Rade retired as the President and Chief Executive Officer of the Company and was replaced by William P. Lyons, who is now our Chairman of the Board and Chief Executive Officer. In October 2004, Matt Suffoletto joined the Company as Senior Vice President North America Sales and Professional Services. The previous Senior Vice President of Sales, North America had been with the Company for eighteen months prior to his resignation in October 2004. At the end of 2004, William G. Levering III left the position of Chief Financial Officer of the Company and was replaced by Joseph P. Dwyer. We cannot assure anyone that turnover of our key executives will not continue, and that such turnover would not adversely affect our business, operating results and financial condition.

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

AXS-One’s common stock’s trading price may be volatile for reasons over which it may have little or no control.

AXS-One’s common stock’s trading price has, from time to time, experienced, and is likely to continue to experience, significant price and volume fluctuations, often responding to, among other factors:

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

Changes in laws and regulations that affect the governance of public companies have increased our operating expenses and will continue to do so.

Changes in the laws and regulations affecting public companies included in the Sarbanes-Oxley Act of 2002 have imposed new duties on us and on our executives, directors, attorneys and independent registered public accounting firm. In order to comply with these new rules, we hired a consulting advisory firm to assist us in the process and we also expect to use additional services of our outside legal counsel, both of which will increase our operating expenses. In particular, we expect to incur additional administrative expenses as we implement Section 404 of the Sarbanes-Oxley Act, which requires management to report on, and our Independent Registered Public Accounting Firm to attest to, our internal controls. For example, we expect to incur significant expenses in connection with the implementation, documentation and testing of our existing control systems and possible establishment of new controls. Management time associated with these compliance efforts necessarily reduces time available for other operating activities, which could adversely affect operating results. If we are unable to achieve full and timely compliance with these regulatory requirements, we could be required to incur additional costs, expend additional management time on remedial efforts and make related public disclosures that could adversely affect our stock price.

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

Directors, Executive Officers and Key Management Employees

The current directors, executive officers and key management employees of the Company as of March 15, 2005, are as follows:

Name	Age	Position
William P. Lyons	60	Chairman of the Board and Chief Executive Officer
Elias Typaldos	54	Executive Vice President, Technology and Director
Gennaro Vendome	58	Executive Vice President, Business Development, and Director
Richard Dym	57	Executive Vice President, Chief Marketing Officer
Joseph Dwyer	49	Executive Vice President, Chief Financial Officer and Treasurer
Matt Suffoletto	57	Senior Vice President, Sales and Professional Services, North America
Paul Abel	51	Vice President, Secretary and General Counsel
Daniel H. Burch(1)	53	Director
Robert Migliorino(2)	55	Director
William E. Vogel(1)(3)	67	Director
Edwin T. Brondo(2)(3)	57	Director
Allan Weingarten(1)(3)	67	Director

(1)          Member of the Audit Committee

(2)          Member of the Compensation Committee

(3)          Member of the Nominating Committee

William P. Lyons joined the Company as President and Chief Executive Officer in April 2004 and was appointed Chairman of the Board on June 10, 2004. Prior to joining the Company, Mr. Lyons was President and Chief Executive Officer of Caminus Corporation, a publicly traded provider of integrated enterprise software applications to the global energy industry from July 2002 until April 2003 when it was sold to SunGard Data Systems, Inc. From April 2003 until April 2004, Mr. Lyons served as a consultant for various pre-public software companies on strategic issues. From January 2001 until July 2002, when it was sold to Rational Software, Mr. Lyons was President & Chief Executive Officer of NeuVis, a technology provider of N-tier application development software. From 1998 to 2001, Mr. Lyons was President and Chief Executive Officer of Finjan Software, a privately held vendor of security software solutions. Mr. Lyons was a director of FileNet Corporation, a software provider for Enterprise Content Management (ECM) until he resigned in November 2004.

Elias Typaldos, a founder of the Company, has been Senior Vice President, Research and Development (1978 – 2002) and Executive Vice President, Technology (2002 – present) of the Company. Mr. Typaldos has also been a director since the Company’s formation in 1978, and served as Chairman of the Board from March 1997 until June 2004.

Gennaro Vendome, a founder of the Company, has been a Vice President and director since the Company’s formation in 1978, with the exception that Mr. Vendome served as Executive Vice President of Sales, Marketing and Consulting for North America from April 2002 until August 2004. Mr. Vendome was Treasurer of the Company from 1981 until 1991 and Secretary of the Company from 1982 until 1991.

Richard Dym joined the Company in June 2004 as the Executive Vice President and Chief Marketing Officer. Prior to joining the Company, from September 2002 through July 2004, Mr. Dym held the position of Chief Marketing Officer at OpSource, Inc., a venture funded IT infrastructure outsourcing company.

From February 2001 through May 2002, Mr. Dym served as Senior Vice President of Marketing for Metromedia Fiber Networks (now Abovenet). From January 2000 to February 2001 he served as Vice President Marketing for SiteSmith, Inc., which was sold to Metromedia Fiber Networks. Prior positions included Senior Vice President of Marketing and Vice president of International Operations at ParcPlace; General Manager of the Multimedia Division at Autodesk; and Director, Graphics and Decision Support products for Ashton-Tate, all software vendors.

Joseph Dwyer joined the Company as Executive Vice President, Chief Financial Officer and Treasurer in December 2004. In 2004, prior to joining the Company, Mr. Dwyer served as Chief Financial Officer of Synergen, Inc, a company engaged in the development and marketing of enterprise asset management and mobile workforce software to utilities, municipalities and asset intensive industries. From 2001 to 2003, Mr. Dwyer served as Executive Vice President and Chief Financial Officer of Caminus Corporation, a publicly traded provider of integrated enterprise software applications to the global energy industry, and from 2000 to 2001 he served as Executive Vice President and Chief Financial Officer of ACTV, Inc., a publicly traded digital media company. Prior to ACTV, from 1994 to 2000, Mr. Dwyer served as Senior Vice President of Finance for Winstar Communications, Inc., a publicly traded global telecommunications provider.

Matt Suffoletto joined the Company in October 2004 as the Senior Vice President of Sales and Professional Services, North America. Prior to joining the Company, from November 2001 through September 2004, Mr. Suffoletto was President and CEO of IXOS Software, Inc., a wholly owned subsidiary of SAP archiving software vendor, IXOS Software AG (acquired by Open Text in October 2003). From November 2000 to November 2001, Mr. Suffoletto served as CEO of TechTrader, an Internet infrastructure software company. Previously, he spent six years leading sales and marketing, as Senior Vice President and General Manager, with a project management software company, Primavera Systems Inc.

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

Robert Migliorino has been a director since 1991. Since January 1, 2002, Mr. Migliorino has been a Managing Director and founding partner of W Capital Management LLC, a private equity investment firm. Prior to W Capital, he was a founding partner of the venture capital partnership Canaan Partners, which, through its affiliates, was, until early 2000, a principal stockholder of the Company. Prior to establishing Canaan Partners in 1987, he spent 15 years with General Electric Co. in their Drive Systems, Industrial Control, Power Delivery, Information Services and Venture Capital businesses.

William E. Vogel has been a director since August 1996. Mr. Vogel is currently retired. From 1971 to October 2002, Mr. Vogel was Chief Executive Officer of Centennial Financial Group, Inc., which is in the health insurance business. He was also the Chief Executive Officer of W.S. Vogel Agency, Inc., a life insurance brokerage general agency, from 1961 until October 2002. From November 2000 to October 2002, Mr. Vogel was an employee and Executive Sales Manager for Benefitmall.com which is in the employee benefits business.

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

Each of the Directors will be subject to re-election at the 2005 Annual Stockholders meeting.

Item 2.                        Properties

Facilities

The Company’s corporate headquarters are located in Rutherford, New Jersey in leased facilities consisting of 48,800 square feet of office space occupied under a lease expiring in December 2012 with an option to renew the lease for one additional five-year period. AXS-One has the right to cancel the lease in 2007 without penalty. The Company leases additional facilities and offices, including facilities located in Rockwall and Colleyville, Texas and Shelton, Connecticut. The Company also leases sales and support offices outside of North America in Australia, Singapore, South Africa and the United Kingdom. While the Company believes that its facilities are adequate for its present needs, the Company periodically reviews its needs. The Company believes that additional space, if needed, would be available on commercially reasonable terms.

Item 3.                        Legal Proceedings

Historically, the Company has been involved in disputes and/or litigation encountered in its normal course of business. The Company believes that the ultimate outcome of these proceedings will not have a material adverse effect on the Company’s business, financial condition and results of operations or cash flows.

Item 4.                        Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 2004.

PART II

Item 5.                        Market for the Registrant’s Common Equity and Related Stockholder Matters

The Company’s Common Stock currently trades on the American Stock Exchange under the symbol “AXO.”

The following table lists the high and low sales prices for the periods set forth below:

Period	High	Low
2004
First quarter	$ 4.24	$ 1.80
Second quarter	4.70	2.58
Third quarter	2.89	1.70
Fourth quarter	3.12	2.05
2003
First quarter	$ 0.80	$ 0.52
Second quarter	0.98	0.59
Third quarter	1.31	0.76
Fourth quarter	2.18	1.10

As of March 15, 2005 the approximate number of record holders of the Company’s Common Stock was 705.

The Company has never paid cash dividends on its capital stock. The Company currently intends to retain any earnings for use in its business and does not anticipate paying any cash dividends in the foreseeable future.

Item 6.                        Selected Consolidated Financial Data

The selected consolidated financial data set forth below for the years ended December 31, 2004, 2003, 2002, 2001, and 2000 have been derived from the audited consolidated financial statements of the Company. The consolidated statement of operations data for the years ended December 31, 2004, 2003, and 2002 and the consolidated balance sheet data as of December 31, 2004 and 2003 are derived from the audited consolidated financial statements and the related notes thereto included elsewhere in this report. The selected consolidated financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements of the Company and related notes thereto included elsewhere in this report.

	Years Ended December 31,
	2004	2003	2002	2001	2000
	(In thousands, except per share data)
Statement of Operations Data:(1)
Revenues:
License fees	$ 6,781	$ 6,443	$ 3,917	$ 5,421	$ 8,765
Services(2)	31,446	32,948	33,030	35,272	41,787
Other—related parties	209	300	405	542	—
Total revenues	38,436	39,691	37,352	41,235	50,552
Operating expenses:
Cost of license fees	1,923	1,524	1,482	1,355	1,245
Cost of services(2)	17,086	15,832	15,479	18,393	22,781
Sales and marketing	9,565	7,297	6,364	9,504	10,546
Research and development	7,999	6,832	6,704	7,029	6,926
General and administrative	6,411	5,634	4,559	8,303	9,242
Restructuring and other costs	1,020	—	—	797	—
Total operating expenses	44,004	37,119	34,588	45,381	50,740
Operating income (loss)	(5,568)	2,572	2,764	(4,146)	(188)
Other income (expense):
Equity in losses of joint ventures	(162)	(114)	(525)	(121)	—
Other, net	301	(241)	(375)	(570)	(415)
Total other income (expense), net	139	(355)	(900)	(691)	(415)
Income (loss) before income tax benefit, net and extraordinary item	(5,429)	2,217	1,864	(4,837)	(603)
Income tax benefit, net	217	99	60	182	304
Net income (loss)	$ (5,212)	$ 2,316	$ 1,924	$ (4,655)	$ (299)
Basic and diluted net income (loss) per common share	$ (0.19)	$ 0.09	$ 0.08	$ (0.19)	$ (0.01)
Weighted average basic common shares outstanding	27,395	24,945	24,818	24,785	24,624
Weighted average diluted common shares outstanding	27,395	26,264	25,511	24,785	24,624

	As of December 31,
	2004	2003	2002	2001	2000
	(In thousands)
Balance Sheet Data:(1)
Cash and cash equivalents, short-term investments and restricted cash	$ 4,871	$ 3,002	$ 2,769	$ 1,092	$ 2,257
Working capital deficiency	(3,258)	(5,092)	(8,391)	(10,705)	(6,990)
Total assets	14,781	12,150	10,599	10,060	15,184
Deferred revenue	9,786	8,946	8,821	8,782	7,496
Total long-term debt	—	—	547	1,347	1,222
Total stockholders’ deficit	(1,024)	(3,699)	(6,025)	(8,180)	(3,808)

(1)          For the periods 2001 and 2000, the data above included the subsidiary in Central and Eastern Europe that was sold during 2001.

(2)          For the 2001 and 2000 periods, reimbursed “out of pocket” expenses of $1,216 and $1,776, respectively, have been reclassifed as revenue from a reduction of cost of services to conform with the 2004, 2003 and 2002 presentations.

Item 7.                        Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto and is qualified in its entirety by reference thereto.

This Report contains statements of a forward-looking nature within the meaning of the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, relating to future events or the future financial performance of AXS-One. Investors are cautioned that such statements are only predictions and that actual events or results may differ materially. In evaluating such statements, investors should specifically consider the various factors identified in this Report which could cause actual results to differ materially from those indicated by such forward-looking statements, including the matters set forth in “Business—Risk Factors.”

Executive Overview

We are a leading provider of Records Compliance Management and Financial Management software solutions designed to reduce the inherent risks associated with retaining and managing corporate records as well as to efficiently manage complex business processes. We have implemented high-volume, interoperable, scalable and secure business solutions for global 2000 companies. Our Web Services-based technology has been critically acclaimed as best of class. Our Records Compliance Management solutions deliver an integrated platform providing content management-based solutions for disparate electronic record types. This includes e-mail and instant messaging, SAP, electronic print report (Books and Records) archival and records management, as well as supervision and legal discovery functionality, for regulatory compliance and corporate governance, as well as for operational efficiency. See “Item 1. Business”.

Our revenues are derived mainly from license fees from software license agreements entered into between AXS-One and our customers with respect to both our products and, to a lesser degree, third party products resold by AXS-One and services revenues from software maintenance agreements, training, consulting services including installation and custom programming.

We are based in Rutherford, New Jersey with approximately 249 full-time employees, as of December 31, 2004, in offices worldwide, including Australia, Singapore, South Africa, the United Kingdom and the United States. Our foreign offices generated approximately 35.3% of our total revenues for the twelve months ended December 31, 2004. We expect that such revenues will continue to represent a significant percentage of our total revenues in the future. Most of our international license fees and services revenues are denominated in foreign currencies. Fluctuations in the value of foreign currencies relative to the U.S. dollar in the future could result in fluctuations in our revenue.

We have a 49% ownership in a joint venture in our South African operation, AXS-One African Solutions (Pty) Ltd (“African Solutions”). African Solutions sells and services our suite of products. We use the equity method of accounting for our investment whereby the investment, including loans to the joint venture, is stated at cost plus or minus our equity in undistributed earnings or losses.

We encounter competition for all of our products in all markets and compete primarily based on the quality of our products, our price, our customer service and our time to implement. The timing of the release of new products is also important to our ability to generate sales. During the second half of 2003, we launched our Records Compliance Management solution for e-mail and Instant Messaging Archival, Supervision, and Legal Discovery in response to new regulatory requirements for financial institutions in the United States as well as to address the need to reduce costs in the email management area. Our Records Compliance Management software, including this new solution, accounted for approximately 67% of our total license fee revenues for the year ended December 31, 2004. During the past nine months, we have increased our research and development, sales and services teams in this area in order to meet the needs of this growing market and capitalize on this opportunity. However, there is no assurance that these efforts will achieve the desired results.

Our future ability to grow revenue will be directly affected by continued price competition and our ability to sustain an increasingly higher maintenance revenue base from which to grow. Our growth rate and total revenues depend significantly on future services for existing customers as well as our ability to expand our customer base and to respond successfully to the pace of technological change. In order to expand our customer base, we have been actively seeking partnerships with resellers to supplement our direct sales force. These efforts recently resulted in alliances with Sun Microsystems, Sector, Inc., and NuTech. Sun Microsystems will sell a new integrated and tested solution that includes our Compliance Platform software with their servers, storage and middleware to Sun’s existing enterprise customers and new customers in targeted markets. Sector, Inc., a leading managed services, communications and data distribution provider for the financial services industry, offers the AXS-One Compliance Platform for Email and Instant Messaging Archival, Supervision and Discovery in a hosted application service provider (ASP) or hybrid environment. NuTech, a leading systems integrator of enterprise level messaging solutions, will resell our AXS-One Compliance Platform to its existing enterprise customers and new customers. If our maintenance renewal rate or pace of new customer acquisitions slows, our revenues and operating results would be adversely affected.

We have experienced, and may in the future experience, significant fluctuations in our quarterly and annual revenues, results of operations and cash flows. We believe that domestic and international operating results and cash flows will continue to fluctuate significantly in the future as a result of a variety of factors. For a description of the factors that may affect our operating results see “Business—Risk Factors”.

During 2004, AXS-One saw renewed interest in our AXS-One Central data archive product from both existing and new customers. One of the key business drivers for this appears to be extended pressure for financial services organizations to be in compliance with Rule 17a-4 of the U.S. Securities and Exchange Commission promulgated under the Securities Exchange Act (SEC 17a-4) as well as interest across all industries in the Sarbanes-Oxley Act of 2002 in the United States and the requirement for organizations to manage and provide evidence of the trustworthiness of their financial statements. The ability of our COLD technology to reproduce “states of time” on demand—i.e., to reproduce any single transaction, as well as all corresponding documents and data—is enabling customers to maintain their compliance with SEC 17a-4 as well as to address the requirements of Sarbanes-Oxley or other regulations and policies that address records retention in the future.

In September 2004, we announced that the four largest UK-based tour operators (Thomas Cook, MyTravel, First Choice and TUI) had signed three year subscription agreements with AXS-One for our e-delivery service—based on the AXS-One Central archive—which has been endorsed by the CAA, the UK-based Civil Aviation Authority. The same month, we also signed a similar agreement with one of the largest European ferry companies. We expect to recognize revenue for these deals commencing in the second quarter of 2005. As of February 15, 2005, AXS-One estimated that approximately 30% of all invoices generated by tour operators in the UK were under contract to be delivered by our e-delivery service. During 2005, we will be seeking to sign contracts for this e-delivery service with other leading European-based travel operators.

At the end of 2004, we announced our first sales of our AXS-Link™ for SAP solution to eight new customers, including our first ever order in Taiwan. These customers include: Mantrack, a privately owned bureau for SAP Human Resources/Payroll services based in Australia and New Zealand; and Tenaga Nasional Berhad, Malaysia’s largest electric utility company, serving more than six million customers in the region. The AXS-Link for SAP solution was shipped in the fourth quarter of 2004 into what was then a new market for the Company. We are encouraged by these early results as well as by anticipated demand for this product.

We continue to make progress growing our customer base for our e-mail archival and electronic retention management-based solutions. This includes both extending opportunities within existing customers as well as acquiring new customers. During 2004, we grew our customer base for our e-mail archival solution, in terms of number of customers, by more than 500%.

In December 2004, Joseph Dwyer joined AXS-One in the position of Executive Vice President and Chief Financial Officer. Prior to joining AXS-One, Mr. Dwyer served as Chief Financial Officer of Synergen, Inc., a company engaged in the development and marketing of enterprise asset management and mobile workforce software to utilities, municipalities and asset intensive industries. Previous positions held by Mr. Dwyer include: Executive Vice President and Chief Financial Officer of Caminus Corporation, a publicly traded provider of integrated enterprise software applications to the global energy industry which was sold to SunGard Data Systems in April 2003; Executive Vice President and Chief Financial Officer of ACTV, Inc., a publicly traded digital media company; Senior Vice President of Finance for Winstar Communications, Inc., a publicly traded global telecommunications provider; and Chief Financial Officer for Legal Software Solutions, Inc. Mr. Dwyer replaced William G. Levering III, Vice President and Chief Financial Officer, who left to pursue other business interests. Mr. Levering was available to assist Mr. Dwyer during the transition.

Results of Operations

The following tables set forth for the periods indicated, certain operating data, and data as a percentage of total revenues.

	Year Ended December 31, 2004		Year Ended December 31, 2003
	Total Consolidated	Data as a percent of revenue	Total Consolidated	Data as a percent of revenue
	(in millions)
Revenues:
License fees	$6.8	17.7%	$6.4	16.2%
Services	31.4	81.8	32.9	83.0
Other—related parties	0.2	0.5	0.3	0.8
Total revenues	38.4	100.0	39.6	100.0
Operating expenses:
Cost of license fees	1.9	4.9	1.5	3.8
Cost of services	17.1	44.5	15.8	39.9
Sales and marketing	9.6	25.0	7.3	18.4
Research and development	8.0	20.8	6.8	17.2
General and administrative	6.4	16.7	5.6	14.2
Restructuring and other costs	1.0	2.6	—	—
Total operating expenses	44.0	114.5	37.0	93.5
Operating income (loss)	(5.6)	(14.5)	2.6	6.5
Other income (expense):
Equity in losses of joint ventures	(0.2)	(0.5)	(0.1)	(0.3)
Other income (expense), net	0.4	1.0	(0.3)	(0.6)
Other income (expense), net	0.2	0.5	(0.4)	(0.9)
Income (loss) before income tax benefit	(5.4)	(14.0)	2.2	5.6
Income tax benefit	0.2	0.5	0.1	0.2
Net income (loss)	$(5.2)	(13.5)%	$2.3	5.8%

	Year Ended December 31, 2002
	Total Consolidated	Data as a percent of revenue
Revenues:
License fees	$3.9	10.4%
Services	33.0	88.5
Other—related parties	0.4	1.1
Total revenues	37.3	100.0
Operating expenses:
Cost of license fees	1.4	3.8
Cost of services	15.5	41.5
Sales and marketing	6.4	17.2
Research and development	6.7	18.0
General and administrative	4.6	12.3
Total operating expenses	34.6	92.8
Operating income	2.7	7.2
Other expense:
Equity in losses of joint ventures	(0.5)	(1.3)
Other expense, net	(0.4)	(1.1)
Other expense, net	(0.9)	(2.4)
Income before income tax benefit	1.8	4.8
Income tax benefit	0.1	0.3
Net income	$1.9	5.1%

2004 Compared to 2003

Revenues

Total revenues decreased 3.2% from 2003 to 2004 due to a 4.6% decrease in services revenues partially offset by a 5.2% increase in license fee revenues. The increase in license fee revenues was mainly due to increases of $0.9 million in our U.S. operations, primarily resulting from licenses of our new Email Compliance software, and $0.4 million in our Southeast Asia operations resulting from licenses of additional products to existing customers. This increase was partially offset by a decrease of $0.9 million in our South African subsidiary which had a large contract in the second quarter of 2003 and no similar contract in 2004. Approximately 67% of our 2004 license fee revenues came from licenses of our Records Compliance Management (RCM) software as compared to approximately 32% in 2003, a reflection of our new strategy market during the past year. Our license fee revenues also included licenses of our newer web-based products to our existing customers as well as the license of additional users for previously licensed software.

The decrease in services revenues resulted mainly from a decrease in consulting revenues partially offset by an increase in maintenance fees. The decrease in services revenues was primarily in the U.S. and Australian operations resulting from fewer orders for consulting services related to software upgrades in the installed base and from our strategic shift during the past year to RCM products. The decrease in the U.S. operations was also the result of the completion in mid 2004 of several large enterprise implementation projects and no new similar projects commenced in late 2004. The increase in maintenance fees is mainly the result of new license agreements and customary annual increases for existing agreements. The increase in custom programming was mainly the result of a large contract with one customer.

The following table sets forth for the periods indicated each major category of our services revenues as a percent of services revenues.

	Years Ended December 31,
	2004		2003
	Amount	% of Total	Amount	% of Total
	(in thousands)
Maintenance	$ 17,129	54%	$ 16,961	52%
Consulting	13,679	44	15,486	47
Training	64	—	113	—
Custom programming	574	2	388	1
Total services revenues	$ 31,446	100%	$ 32,948	100%

The decrease in Other-Related Parties revenue resulted from decreases in both management fee revenue and consulting revenue. The decrease in management fees, inclusive of director’s fees charged to African Solutions, was as a result of our decision in the fourth quarter of 2004 to temporarily stop charging director’s fees until the African Solutions joint venture becomes profitable. The decrease in consulting revenue resulted from decreased use of consultants from African Solutions.

The following table sets forth the breakdown of other-related parties revenue:

Years Ended December 31,
	2004(a)	2003(a)
(in thousands)
Management fee revenue	$ 27	$ 68
Consulting revenue	182	232
Total revenues	$ 209	$ 300

(a)           Includes revenues from African Solutions only

Operating Expenses

Cost of license fees consist primarily of amortization of capitalized software development costs and amounts paid to third parties with respect to products resold by AXS-One in conjunction with the licensing of our products. The elements can vary substantially from period to period as a percentage of license fees. Cost of license fees increased 26.2% from 2003 to 2004 primarily as a result of a $0.6 million increase in third party royalties due to increased sales of third party software used in conjunction with our software. This was partially offset by a $0.2 million decrease in amortization of capitalized software development costs as a result of certain costs becoming fully amortized in 2003.

Cost of services consists primarily of personnel and third party costs for product quality assurance, training, installation, consulting and customer support. Total services costs increased 7.9% from 2003 to 2004 primarily due to a $0.7 million increase in temporary employee and consultants expense due to the use of temporary consultants to supplement our internal employees on specific assignments related mostly to the deployment of our newer software products. The increase also resulted from an increase of $0.1 million in travel and living expenses mostly due to a decrease in expenses of that type that we could bill to our customers and $0.3 million in other employee related expenses.

Sales and marketing expenses consist primarily of salaries, commissions and bonuses related to sales and marketing personnel as well as travel and promotional expenses. Sales and marketing expenses increased 31.1% from 2003 to 2004 primarily due to employee related costs resulting from our commitment to enhance the sales and marketing functions related to our RCM product strategy. There were increases of $1.4 million in salaries and related benefits due to annual merit increases and new hires, $0.2 million in related employee recruitment fees, $0.3 million in travel and living expenses, $0.1 million in marketing program expenses and $0.4 million in other miscellaneous expenses. The increase also included an increase of $0.4 million in variable compensation in the U.S. operations due to a revision in the commission plans for 2004 that provided added incentives for the sales employees resulting in higher commissions. These increases were partially offset by a decrease of $0.6 million in commission expense in our South African subsidiary which had a large license contract in the second quarter of 2003 and no similar contract in 2004.

Research and development expenses consist primarily of personnel costs, and costs of equipment and facilities. Research and development expenses are generally charged to operations as incurred. However, certain software development costs are capitalized in accordance with Statement of Financial Accounting Standards No. 86. Such capitalized software development costs are amortized to cost of license fees on a straight-line basis over periods not exceeding three years.

Research and development expenses (net of capitalized software development costs) increased 17.1% from 2003 to 2004 due primarily to an increase of $0.2 million in salaries and wages and related benefits due mainly to customary annual salary increases and $0.3 million in temporaries and consultants working on the development of the new RCM products. The increase was also the result of a decrease in capitalized software development costs of $0.7 million. We capitalized software development costs of $0.6 million and $1.3 million in 2004 and 2003, respectively. The rate of capitalization of software development costs may fluctuate depending on the mix and stage of development of our research and development projects. The decrease in capitalized costs during 2004 was mainly the result of the completion and general release of projects that we had been capitalizing from prior periods and from a change in the nature of our development efforts. The nature of our current development is generally such that we can measure technological feasibility most effectively using the working model method where the time between establishment of a working model and general availability is of short duration which results in very little or no costs that qualify for capitalization. This will result in less capitalized costs in the future.

General and administrative expenses consist primarily of salaries of administrative, executive and financial personnel and outside professional fees. General and administrative expenses increased 13.8% from 2003 to 2004 primarily as a result of increases of $0.3 million in salaries and wages as a result of management changes during the year and $0.1 million in bad debt recovery that reduced general and administration expenses in the first quarter of 2003 and no similar recovery occurred in 2004 and an additional $0.4 million increase in the bad debt provision for the 2004 period in our foreign locations.

Restructuring and other costs:   On June 30, 2004, in order to streamline and reorganize our operations to better meet our long-term goals, we eliminated 25 positions in the United States and 11 positions in our foreign operations. We recorded a charge to operations in the second quarter totaling approximately $0.8 million related to involuntary termination benefits to be paid to the terminated employees. In the third quarter, we reduced the restructuring charge by approximately $0.1 million mainly resulting from our decision to retain two people in our foreign operations. The elimination of the net 34 positions was expected to result in annual savings of approximately $3.2 million that is being used to enhance the sales, marketing and research and development functions related to our RCM product strategy. (See Note 12 to the Consolidated Financial Statements.) In addition to the restructuring charges, we recognized approximately $0.3 million in expenses related to a retirement agreement with our former CEO. The retirement benefit was paid in January 2005.

Operating Income (Loss)

Operating income (loss) decreased from income of $2.6 million for 2003 to a loss of ($5.6) million for 2004 due to a $6.9 million increase in operating expenses, as described above, which includes restructuring and other costs of $1.0 million, and a decrease in revenue of $1.3 million.

Other Income (Expense), Net

Other income (expense), net was $0.1 million in 2004 as compared to ($0.4) million in 2003 mainly as a result of an increase of $0.1 million in interest income due to higher cash balances during 2004, a decrease of $0.2 million in interest expense and a foreign exchange gain of $0.2 million in 2004 as compared to a loss of ($0.2) million in 2003. Interest expense related to the interest on the revolving line of credit and term loan that was fully paid as of March 31, 2004. (See Note 3 to the Consolidated Financial Statements.)

Income Tax Benefit

We recorded an income tax benefit of $194,000 and $142,000 in 2004 and 2003, respectively, from the sales to third parties of certain expiring New Jersey State Tax net operating loss carry-forwards and research and development credits. We cannot be certain that the State of New Jersey will continue to allow such sales in the future or, if it did, that sales to third parties could be consummated. For 2004 there was an additional tax benefit of $23,000 in one foreign location. The 2003 sale of New Jersey State Tax net operating loss carry-forwards was partially offset by a $43,000 provision for income taxes for one foreign location.

Results of Operations

As a consequence of the above, we generated a net loss of $5.2 million in 2004 as compared to net income of $2.3 million in 2003.

2003 Compared to 2002

Revenues

Total revenues increased 6.3% from 2002 to 2003 due to a 64.5% increase in license fee revenues partially offset by a 0.2% decrease in services revenues. The increase in license fee revenues was mainly due to increases of $1.0 million in our U.S. operations, primarily resulting from licenses of our Email Compliance software, and $1.5 million in our foreign operations primarily resulting from licenses of existing products to two new customers, one in Australia and one in South Africa. Our license fee revenues also included licenses of our newer web-based products to our existing customers as well as the license of additional users for previously licensed software.

The decrease in services revenues resulted mainly from a decrease in consulting revenues mostly offset by an increase in maintenance fees. The decrease in services revenues was primarily in the U.S. operations resulting from fewer orders for upgrade services in the installed base in the early part of the year pending the release of a new version of our software at the end of the second quarter as well as customers delaying projects until there was improvement in the economy. Approximately half of our customers tend to upgrade their systems within a twelve-month period following the release of a new version. The decrease in U.S. revenues was partially offset by an increase in consulting revenue in our South Africa operations resulting from services of the internal consulting staff hired in 2003 to complement the services of third party consultants from our joint venture and elsewhere. It is also a result of services revenues from Hospitality Warehouse that became a consolidated subsidiary at the end of 2002 (see Note 5 to the Consolidated Financial Statements). The increase in maintenance fees is mainly the result of new license agreements and customary annual increases for existing agreements.

The following table sets forth for the periods indicated each major category of our services revenues as a percent of services revenues.

	2003		2002
	Amount	% of Total	Amount	% of Total
	(in thousands)
Maintenance	$ 16,961	52%	$ 16,077	49%
Consulting	15,486	47	16,374	50
Training	113	—	160	—
Custom programming	388	1	419	1
Total services revenues	$ 32,948	100%	$ 33,030	100%

Other-Related Parties revenue for 2003 included management fee revenue and consulting revenue from African Solutions only while the 2002 period included revenues from two joint ventures. The decrease in related party revenue from 2002 to 2003 resulted from a decrease of $319,000 in management fee revenue partially offset by an increase of $214,000 in consulting revenue. The decrease in management fees was as a result of our decision in 2003 to temporarily stop charging management fees to African Solutions until that entity becomes profitable. We continued to charge directors’ fees in 2003, which are included in total management fees for both periods. The increase in consulting revenue resulted from services of the internal consulting staff hired in January 2003 to complement the services of third party consultants from African Solutions and elsewhere.

The following table sets forth the breakdown of other-related parties revenue:

Years Ended December 31,
	2003(a)	2002(b)
(in thousands)
Management fee revenue	$ 68	$ 387
Consulting revenue	232	18
Total revenues	$ 300	$ 405

(a)           Includes revenues from African Solutions only

(b)          Includes revenues from African Solutions for the entire year and Hospitality Warehouse through November only

Operating Expenses

Cost of license fees for 2003 remained relatively consistent with 2002. A $99,000 increase in third party royalties due to increased sales of third party software used in conjunction with our software was mostly offset by a $79,000 decrease in amortization of capitalized software development costs as a result of certain costs becoming fully amortized in 2003.

Cost of services increased 2.3% from 2002 to 2003 primarily due to a $0.7 million increase in temporary employees and consultants expense mainly in our South Africa subsidiary due to their continued use of consultants from the African Solutions joint venture and other third party consultants in addition to their own internal staff. The increase also resulted from an increase in salaries and related benefits and employee recruitment costs totaling $0.2 million. These increases were mostly offset by a $0.2 million decrease in variable compensation based on revenue related bonus plans in the U.S. and U.K. operations related to the decrease in service revenues and a $0.3 million decrease in billable expenses.

Sales and marketing expenses increased 14.7% from 2002 to 2003 primarily due to a $0.6 million increase in sales commissions in our South Africa subsidiary representing the commission to African

Solutions for a large license contract recognized in the second quarter. The increase is also due to an increase of $0.3 million in salaries due to annual merit increases and new hires, $0.2 million in employee recruitment fees for the hiring of new salesmen in the U.S. and Australia operations and $0.2 million in sales expense for Hospitality Warehouse which became a consolidated subsidiary at the end of 2002. These increases were partially offset by a decrease of $0.3 million in marketing expenses due primarily to a decrease in trade show and user conference expenses and a decrease of $0.1 million in cost of third party services expense in our South Africa subsidiary. Sales and marketing as a percentage of license fees decreased from 2002 to 2003 due to the increase in license fee revenues.

Research and development expenses (net of capitalized software development costs) increased 1.9% from 2002 to 2003 due primarily to an increase of $0.2 million in bonuses, $0.3 million in customary annual salary increases and related benefits and $0.1 million in temps and consultants working on the development of the new Email Compliance software. These increases were partially offset by an increase in capitalized software development costs of $0.5 million. We capitalized software development costs of $1.3 million and $0.8 million in 2003 and 2002, respectively. The rate of capitalization of software development costs may fluctuate depending on the mix and stage of development of our research and development projects.

General and administrative expenses increased 23.6% from 2002 to 2003 due primarily to increases of $0.4 million in professional fees resulting mainly from the absence of credits that were received in the second quarter of 2002 (see below), $0.3 million in rent expense mostly related to the start of a new lease in the U.S. operations in January 2003, $0.2 million due mainly to customary annual salary increases, $0.1 million in bonus expense, $0.1 million in insurance expense and $0.2 million in other expense partially as a result of our decision to compensate the outside Board members in 2003. These increases were partially offset by decreases of $0.2 million in depreciation and amortization expense due to the aging of our assets and limited new purchases in 2003 and $0.1 million in repairs and maintenance expense.

During 2002 and 2001, the Securities and Exchange Commission (SEC) performed an investigation of AXS-One and of certain of our former employees and officers relating to activities performed through 1996 while they were our employees. We filed a Form 8-K with the SEC on February 15, 2001 disclosing the SEC investigation and its disposition with respect to AXS-One. In mid August 2001, we were informed by counsel for our former employees and officers, whom we knew to be the subject of the SEC investigation, that such counsel had been informed by the SEC that the SEC was no longer pursuing its investigation of their clients. Under our certificate of incorporation, and Delaware law, we have an indemnification obligation to reimburse legal fees to former employees and officers relating to actions taken against them for work performed while they were our employees. Approximately $0.8 million in such legal fees related to our indemnification obligation were recorded during the year ended December 31, 2001. During the second quarter of 2002 approximately $0.3 million of these charges were reversed due to favorable settlements of outstanding billings with legal firms. We do not anticipate any further costs relating to this matter.

Operating Income

Operating income for 2003 as compared to 2002 decreased 6.9% due to the increase in operating expenses, as described above, which more than offset the increase in revenues. In addition, our share of losses incurred by Hospitality Warehouse were recorded below operating income for eleven months in 2002 in equity in losses of joint ventures. As stated previously, Hospitality Warehouse became a 100% owned subsidiary at the end of 2002 and its results were fully reflected in operating income in 2003.

Other Expense, Net

Other expense, net decreased 60.6% from 2002 to 2003 mainly as a result of decreases of $0.2 million in interest expense due to decreased use of the revolving line of credit and our continued repayment of the term loan (see Note 3 to the Consolidated Financial Statements) and $0.4 million in equity in losses of joint ventures.

Income Tax Benefit

We recorded an income tax benefit of $142,000 and $198,000 in 2003 and 2002, respectively, from the sales to third parties of certain expiring New Jersey State Tax net operating loss carry-forwards and research and development credits. The 2003 sale was partially offset by a $43,000 provision for income taxes for one foreign location. The 2002 sale was partially offset by a $138,000 provision for income taxes in two of our foreign locations.

Results of Operations

As a consequence of the above, net income increased by 20.4% from 2002 to 2003.

Related Party Transactions

AXS-One has certain business relationships with an entity that was founded by the former President and Chief Executive Officer who owns a majority beneficial equity interest in such entity. During the years ended December 31, 2004, 2003 and 2002 we recorded as cost of license fees approximately $1,000, $36,000 and $32,000, respectively, from this related party. These costs, related to royalty and maintenance fees on licensed products, have been generally decreasing as customers upgrade to newer versions of our software that no longer require this related party software.

In August 2003, we entered into a business relationship with an entity that is owned by a former chairman and principal stockholder. This entity was providing consulting services related to the development of our instant messaging product. For the years ended December 31, 2004 and 2003, we recorded $84,000 and $75,000, respectively, as research and development expense from this related party. We discontinued use of this entity’s services in June 2004.

As of December 31, 2004, the investment in the African Solutions joint venture, net of cumulative equity in losses, was ($29,000) reflected as “Due to joint venture” on the accompanying consolidated balance sheet. As of December 31, 2003, the investment in African Solutions, net of cumulative equity in losses, was ($4,000). As of December 31, 2002, the investment in African Solutions, net of cumulative equity in losses, was $179,000. In December 2002, we purchased, for a nominal amount, the remaining 50% of common stock of Hospitality Warehouse to make it a wholly-owned subsidiary. At the time of the acquisition our investment in the joint venture was $112,000. Equity in losses in 2002 for Hospitality Warehouse, prior to the acquisition, was $120,000.

Pursuant to Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock,” we evaluated our investment in African Solutions and adjusted down the carrying value by $61,000 as of December 31, 2003 due to an other than temporary decline in value. No adjustment was made in 2004.

Liquidity and Capital Resources

At December 31, 2004, we had cash and cash equivalents of $4.8 million and a working capital deficit of $3.3 million which included $9.8 million of deferred revenue. The reduction of the working capital deficit from $5.1 million at December 31, 2003 is primarily the result of an increase in cash from our $7.7 million private placement (see below) partially offset by cash used to fund operating and investing activities during 2004.

On April 5, 2004, we completed a private placement of shares of common stock that resulted in the receipt of net proceeds of approximately $7.7 million. Prior to that we had a Loan and Security Agreement (“Agreement”) that contained a revolving line of credit and a term loan (See Note 3 to the Consolidated Financial Statements). The term loan was paid in full as of March 31, 2004, and no amounts remain outstanding. The Agreement terminated on May 28, 2004 as per its terms. On August 11, 2004, we entered into a two-year Loan and Security Agreement with a different institution which contains a revolving line of credit under which we have available the lesser of $4 million or 80% of eligible accounts, as defined (See Note 3 to the Consolidated Financial Statements). The available amount under the revolving line of credit at December 31, 2004 was approximately $3.9 million of which no amounts were outstanding.

On January 27, 2005, we amended the Loan and Security Agreement (First Loan Modification) to revise the financial covenant based on EBITDA for the six months ended December 31, 2004. We were in compliance with this revised covenant and all other covenants as of December 31, 2004.

On March 28, 2005, we further amended the Agreement (Second Loan Modification) in order to set the EBITDA and adjusted quick ratio quarterly covenants for 2005.

We have no significant capital commitments. Planned capital expenditures for 2005 total approximately $0.5 million, including any software development costs that may qualify for capitalization under SFAS No. 86. Our aggregate minimum operating lease payments for 2005 will be approximately $2.0 million. We expect to fund these commitments from cash generated by operating activities, but it may be necessary to seek other sources of financing should we fail to generate sufficient cash.

Future payments due under lease obligations as of December 31, 2004 are as follows:

Non-Cancelable Operating Leases
(in thousands)
2005	$ 1,923
2006	1,793
2007	1,467
2008	42
2009	19
Total	$ 5,244

Our operating activities used cash of $4.5 million in 2004 and provided cash of $3.6 million and $3.3 million in 2003 and 2002, respectively. Net cash used by operating activities in 2004 is primarily the result of the net loss, an increase in accounts receivable and prepaid expenses and other current assets and a decrease in deferred revenue partially offset by non-cash depreciation and amortization charges, the net provision for doubtful accounts and by an increase in accounts payable and accrued expenses. The increase in accounts receivable is mainly the result of new license billings at the end of the year. The increase in prepaid expenses and other current assets is mainly the result of expenses related to a services agreement in one foreign location that is being accounted for on a percentage-of-completion basis whereby expenses are deferred until the related revenue is recognized. The decrease in deferred revenue is mainly the result of the amortization in 2004 of a two-year maintenance commitment from one of our customers resulting in an additional $1.4 million in deferred maintenance revenue as of December 31, 2003. This was partially offset by an increase in deferred revenue related to the services agreement mentioned above. The increase in the net provision for doubtful accounts results mainly from one customer in one foreign location. The increase in accounts payable and accrued expenses is mainly the result of the increased operating expenses in 2004 mainly in our U.S. operations and includes the accrual for $0.3 million related to a retirement agreement with our former CEO. (See Note 12 to the Consolidated Financial Statements.)

Net cash provided by operating activities in 2003 was primarily the result of the net income, non-cash depreciation and amortization charges and an increase in deferred revenue partially offset by a decrease in accounts payable and accrued expenses and an increase in accounts receivable. The increase in deferred revenue was mainly the result of the two-year maintenance commitment mentioned above. The decrease in accounts payable and accrued expenses was mainly the result of our ability to pay vendors on a more timely basis from available cash. The increase in accounts receivable was mainly the result of new license billings at the end of the year.

Net cash provided by operating activities in 2002 was primarily the result of the net income, non-cash depreciation and amortization charges and a decrease in accounts receivable partially offset by a decrease in accounts payable and accrued expenses and an increase in receivables due from the joint venture. The decrease in accounts receivable was mainly due to an increase in collections in December 2002 versus December 2001. The decrease in accounts payable and accrued expenses was mainly due to payments and reversals of non-recurring legal fees related to favorable settlements.

Our investing activities used cash of $1.1 million, $1.8 million and $1.1 million in 2004, 2003 and 2002, respectively, principally for purchases of equipment and leasehold improvements and for capitalized software development costs. The decrease in cash used in investing activities from 2003 to 2004 was mainly the result of a decrease in capitalized software development costs partially offset by an increase in the purchase of equipment and leasehold improvements. The increase in cash used in investing activities from 2002 to 2003 resulted mainly from an increase in capitalized software development costs related primarily to development of the new Email Compliance software.

Our financing activities provided cash of $7.7 million in 2004 and used cash of $1.7 million and $0.8 million in 2003 and 2002, respectively. Cash provided by financing activities in 2004 was primarily the result of the net proceeds received from the private placement and the exercise of stock options and warrants during the period. This was partially offset by the payment of the remaining balance of the outstanding term loan. Cash used in financing activities for 2003 resulted mainly from repayments on the term loan in accordance with the loan agreement. In 2002, cash used in financing activities resulted from $1.8 million in payments against the term loan partially offset by proceeds from the issuance of new term loan debt of $1.0 million which was used to fund our operating activities.

We generated a net loss of $5.2 million for the year ended December 31, 2004 after generating net income of $2.3 million and $1.9 million for the years ended December 31, 2003 and 2002, respectively. For the year ended December 31, 2004, we experienced a decline in revenue as our business has shifted to focus more heavily on the records compliance management business. Management’s initiatives over the last two years, including the recent restructuring and the April 2004 private placement of common stock, have been designed to improve operating results and liquidity and better position AXS-One to compete under current market conditions. As a result of these efforts, we expect that our current cash balance, availability of borrowing capacity under our bank line of credit and operating cash flow will be sufficient to fund our working capital requirements through 2005. Our ability to fund our operations for the next twelve months is heavily dependent on the growth of our revenues over 2004 levels. Additionally, there is a risk that cash held by our foreign subsidiaries may not be readily available for use in our U.S. operations to pay our obligations as the transfer of funds is sometimes delayed due to various foreign government restrictions. Accordingly, we may in the future be required to seek new sources of financing or future accommodations from our existing lender or other financial institutions, or we may seek equity infusions from private investors. We may also be required to further reduce operating costs in order to meet our obligations. No assurance can be given that management’s initiatives will be successful or that any such additional sources of financing, lender accommodations or equity infusions will be available. (See “Business—Risk Factors.”)

Critical Accounting Policies

Our critical accounting policies are as follows:

•       Revenue recognition and

•       Capitalized software development costs.

Revenue Recognition

We derive our revenue primarily from two sources: (i) software licenses and (ii) services and support revenue, which includes software maintenance, training, consulting and custom programming revenue. We also derive a limited amount of management fee revenue from the joint venture (less than 1% of total revenue in 2004 and 2003 and approximately 1% in 2002) entered into during 2001 by our South Africa subsidiary. As described below, significant management judgments and estimates must be made and used in connection with the revenue recognized in any accounting period. Material differences may result in the amount and timing of our revenue for any period if our management made different judgments or utilized different estimates.

We normally license our software products on a perpetual basis. Each license agreement generally includes a provision for initial post-contract support (maintenance). For the majority of license sales we use a signed license agreement as evidence of an arrangement. For maintenance fees, we use a maintenance agreement as evidence of the arrangement. We use a professional services agreement as evidence of an arrangement for our training, custom programming and consulting revenues. Occasionally, where a master license or services agreement with a customer already exists, we accept the customer’s purchase order as evidence of an arrangement. Management fee revenues from our joint ventures are evidenced by master agreements governing the relationship.

We recognize revenue in accordance with Statement of Position 97-2, “Software Revenue Recognition” (“SOP 97-2”), and Statement of Position 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions.” Revenue from non-cancelable software licenses is recognized when the license agreement has been signed, delivery has occurred, the fee is fixed or determinable and collectibility is probable. Revenues from resellers, generated using the sell through method whereby we recognize revenue when the software has been sold to the end user, is recognized as previously stated in accordance with SOP 97-2. In multiple element arrangements, we defer the vendor-specific objective evidence of fair value (“VSOE”) related to the undelivered elements and recognize revenue on the delivered elements using the residual method. The most commonly deferred element is initial maintenance, which is recognized on a straight-line basis over the initial maintenance term. The VSOE of maintenance is determined by using a consistent percentage of maintenance fee to license fee based on renewal rates. Maintenance fees in subsequent years are recognized on a straight-line basis over the life of the applicable agreement. Maintenance contracts entitle the customer to hot-line support and all unspecified product upgrades released during the term of the maintenance contract. Upgrades include any and all unspecified patches or releases related to a licensed software product. Maintenance does not include implementation services to install these upgrades.

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

Revenues from joint ventures (included in Revenues: Other-Related Parties in our Consolidated Statements of Operations) includes consulting revenue for the joint ventures’ use of our South African subsidiary’s consultants and for management fees for our subsidiary providing managerial, technical and other related services to the joint ventures (2002 period only) in accordance with the joint venture agreements. Revenue is recognized upon performance of the services.

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

Capitalized Software Development Costs

Our policy is to capitalize certain software development costs in accordance with Statement of Financial Accounting Standards No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed” (“SFAS 86”). Under SFAS 86, costs incurred to develop or significantly enhance computer software products are charged to research and development expense as incurred until technological feasibility has been established. We establish technological feasibility upon completion of a working model or completion of a detailed program design. Generally costs related to projects that reach technological feasibility upon completion of a working model are not capitalized as the time period between establishment of the working model and general availability is of short duration. For projects that meet technological feasibility upon completion of a detailed program design, all research and development costs for that project are capitalized from that point until the product is available for general release to customers. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs require considerable judgment by management with respect to certain external factors, including, but not limited to, anticipated future revenues, estimated economic life and changes in technology. It is reasonably possible that estimates of anticipated future revenues, the remaining estimated economic life of the products, or both will be reduced in the future due to competitive pressures. As a result, the carrying amount of the capitalized software costs may be reduced through a charge to operations in the near term. Upon the general release of the software product to customers, capitalization ceases and such costs are amortized (using the straight-line method) over the estimated life, which is generally three years.

Recently Issued Accounting Standards

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R), which replaces SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No. 123R addresses the accounting for transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options and restrictive stock grants, to be recognized as a compensation cost based on their fair values. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. We are required to adopt SFAS No. 123R no later than July 1, 2005. Under SFAS No. 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. We are evaluating the requirements of SFAS No. 123R and expect that the adoption of SFAS No. 123R will have a material impact on our consolidated results of operations and earnings per share. We have not yet determined the method of adoption or the effect of adopting SFAS No. 123R, and have not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS No. 123 included in Note 1(m) to the Consolidated Financial Statements.

On December 16, 2004, the FASB issued Statement No. 153, “Exchanges of Non-monetary Assets,” an amendment of APB Opinion No. 29. Statement 153 addresses the measurement of exchanges of non-monetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. The Statement is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We do not believe adoption of Statement 153 will have a material effect on our consolidated financial position, results of operations or cash flows.

On December 21, 2004, the FASB issued FASB Staff Position No. FAS 109-2 (FAS 109-2), “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.” The American Jobs Creation Act introduces a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. FAS 109-2 provides accounting and disclosure guidance for the repatriation provision. FAS 109-2 is effective immediately, though the Treasury Department or Congress is expected to provide additional clarifying language on key elements of the repatriation provision. We do not believe adoption of FAS 109-2 will have a material effect on our consolidated financial position, results of operations or cash flows as we do not currently have foreign earnings available for repatriation.

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

Item 9A.                Controls and Procedures

Evaluation of disclosure controls and procedures

Our chief executive officer and our chief financial officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rule 13a-15(e)) as of December 31, 2004 (the “Evaluation Date”), have concluded that as of the Evaluation Date, our disclosure controls and procedures were effective and designed to ensure that material information relating to us and our consolidated subsidiaries would be collected and made known to them by others within those entities as appropriate to allow timely decisions regarding required disclosure of such information.

Internal controls over financial reporting

During the most recent fiscal quarter, there has not been any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B                  Other Information

Not applicable.

PART III

Item 10.                 Directors and Executive Officers of the Registrant

The Company incorporates herein by reference the information concerning directors and executive officers in its Notice of Annual Stockholders’ Meeting and Proxy Statement to be filed within 120 days after the end of the Company’s fiscal year (the “2005 Proxy Statement”).

The Company’s code of business conduct and ethics, which applies to all Company employees, including its chief executive officer, chief financial officer and controller, is available, without charge, by written request to:

AXS-One Inc.

Corporate Secretary

301 Route 17 North

Rutherford, NJ 07070

Item 11.                 Executive Compensation

The Company incorporates herein by reference the information concerning executive compensation contained in the 2005 Proxy Statement.

Item 12.                 Security Ownership of Certain Beneficial Owners and Management

The Company incorporates herein by reference the information concerning security ownership of certain beneficial owners and management contained in the 2005 Proxy Statement.

Item 13.                 Certain Relationships and Related Transactions

The Company incorporates herein by reference the information concerning certain relationships and related transactions contained in the 2005 Proxy Statement.

Item 14.                 Principal Accountant Fees and Services

The Company incorporates herein by reference the information concerning principal accountant fees and services contained in the 2005 Proxy Statement.

PART IV

Item 15.                 Exhibits, Consolidated Financial Statements, Schedules, and Reports on Form 8-K

(a) (1)           Consolidated Financial Statements:

(a) (2)           Consolidated Financial Statement Schedules:

Report of Independent Registered Public Accounting Firm on Consolidated Financial Statement Schedule	71
Schedule II—Valuation and Qualifying Accounts for the years ended December 31, 2004, 2003 and 2002	72

(a) (3)           Exhibits.

3.1(a)	Fourth Amended and Restated Certificate of Incorporation
3.2(a)	Amended and Restated Bylaws of the Company
4.1(a)	Specimen Common Stock Certificate
4.2	See Exhibits 3.1 and 3.2 for provisions of the Certificate of Incorporation and Bylaws of the Company defining rights of holders of Common Stock of the Company
4.4(f)	Form of Warrant (2001)
4.5(j)	Form of Warrants (2003)
10.3(a)	Employment Agreement between the Company and Elias Typaldos, as amended
10.6(a)	1995 Stock Option Plan
10.9(a)	License Agreement between the Company and Pfizer, Inc., as amended
10.13(a)	Program License Contract between the Company and Deutsche Bank AG
10.19(c)	1995 Stock Option Plan, as amended
10.20(b)	Securities Purchase Agreement
10.21(c)	Employment Agreement between the Company and John Rade
10.24(c)	Amendment to Securities Purchase Agreement
10.27(d)	1998 Stock Option Plan

10.32(e)	Amendment to the Employment Agreement between the Company and John Rade
10.47(f)	Investment Banking Services Agreement between the Company and Stonegate Securities, Inc. dated November 2, 2000, and Amendment dated January 24, 2001.
10.48(f)	Employment Agreement between the Company and William Levering
10.50(g)	Stock Purchase Agreement, dated as of September 1, 2001, between the Company and Porterfield Ltd. relating to the sale of all shares of AXS-One Sp. z.o.o.
10.51(g)	Promissory Note of Porterfield International Ltd. Issued to the Company
10.54(h)	Lease Agreement between the Company and CIN Meadows L.L.C.
10.56(i)	Investor Relations Services Agreement between the Company and Hayden Communications, Inc.
10.60(j)	Employment agreement between the Company and Gennaro Vendome
10.61(k)	Employment agreement between the Company and Paul Abel
10.62(l)	Loan and Security Agreement with Silicon Valley Bank dated August 11, 2004
10.63(m)	Employment Agreement between the Company and William P. Lyons
10.64**	Employment Agreement between the Company and Joseph P. Dwyer
10.65**	Employment Agreement between the Company and Richard Dym
10.66**	Employment Agreement between the Company and Matthew Suffoletto
10.67**	First Loan Modification to the Loan & Security Agreement dated January 27, 2005
10.68**	Second Loan Modification to the Loan & Security Agreement dated March 28, 2005
21.1**	List of Subsidiaries
23.1**	Consent of KPMG LLP
31.1**	Rule 13a-14(a)/15d-14(a) certifications—William P. Lyons
31.2**	Rule 13a-14(a)/15d-14(a) certifications—Joseph Dwyer
32**	Officer Certifications under 18 USC 1350

(a)           Incorporated by reference to the Exhibits filed with the Company’s Registration Statement on Form S-l, File No. 33-93990.

(b)          Incorporated by reference to the Exhibits filed with the Company’s Form 8-K filed on January 8, 1998

(c)           Incorporated by reference to the Exhibits filed with the Company’s 1997 Form 10-K

(d)          Incorporated by reference to the Exhibits filed with the Company’s March 31, 1998 Form 10-Q

(e)           Incorporated by reference to the Exhibits filed with the Company’s 1998 Form 10-K

(f)             Incorporated by reference to the Exhibits filed with the Company’s 2000 Form 10-K

(g)           Incorporated by reference to the Exhibits filed with the Company’s Form 8-K filed on October 5, 2001

(h)          Incorporated by reference to the Exhibits filed with the Company’s 2001 Form 10-K

(i)             Incorporated by reference to the Exhibits filed with the Company’s 2002 Form 10-K

(j)              Incorporated by reference to the Exhibits filed with the Company’s September 30, 2003 10-Q

(k)          Incorporated by reference to the Exhibits filed with the Company’s 2003 Form 10-K

(l)             Incorporated by reference to the Exhibits filed with the Company’s June 30, 2004 10-Q

(m)      Incorporated by reference to the Exhibits filed with the Company’s Form 8-K filed on April 30, 2004

**             Filed herewith

by

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AXS-ONE INC.
By:	/s/ WILLIAM P. LYONS
William P. Lyons,
Chairman of the Board and Chief Executive Officer
Date: March 31, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities indicated, on March 31, 2005.

Signature	Title(s)
/s/ WILLIAM P. LYONS	Chairman of the Board and Chief Executive Officer
(William P. Lyons)	(Principal Executive Officer)
/s/ JOSEPH DWYER	Executive Vice President, Chief Financial Officer and Treasurer
(Joseph Dwyer)	(Principal Financial and Accounting Officer)
/s/ ELIAS TYPALDOS	Executive Vice President Technology and Director
(Elias Typaldos)
/s/ GENNARO VENDOME	Executive Vice President Business Development and Director
(Gennaro Vendome)
/s/ DANIEL H. BURCH	Director
(Daniel H. Burch)
/s/ ROBERT MIGLIORINO	Director
(Robert Migliorino)
/s/ WILLIAM VOGEL	Director
(William E. Vogel)
/s/ EDWIN T. BRONDO	Director
(Edwin T. Brondo)
/s/ ALLAN WEINGARTEN	Director
(Allan Weingarten)

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
AXS-One Inc.:

We have audited the accompanying consolidated balance sheets of AXS-One Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ deficit, and cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AXS-One Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP
Short Hills, New Jersey
March 30, 2005

AXS-ONE INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	December 31, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$4,809	$2,946
Restricted cash	62	56
Accounts receivable, net of allowance for doubtful accounts of $577 and $200 at December 31, 2004 and 2003, respectively	6,084	5,541
Due from joint venture	68	107
Prepaid expenses and other current assets	1,221	603
Total current assets	12,244	9,253
Equipment and leasehold improvements, at cost:
Computer and office equipment	11,606	11,098
Furniture and fixtures	943	924
Leasehold improvements	865	873
	13,414	12,895
Less-accumulated depreciation and amortization	12,905	12,559
	509	336
Capitalized software development costs, net of accumulated amortization of $10,566 and $9,487 at December 31, 2004 and 2003, respectively	1,886	2,364
Other assets	142	197
	$14,781	$12,150
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current portion of long-term debt	$—	$547
Accounts payable	1,901	1,737
Accrued expenses.	3,786	3,111
Due to joint venture	29	4
Deferred revenue	9,786	8,946
Total current liabilities	15,502	14,345
Long-term liabilities:
Long-term deferred revenue	303	1,504
Commitments and contingencies
Stockholders’ deficit:
Preferred stock, $.01 par value, authorized 5,000 shares, no shares issued and outstanding	—	—
Common stock, $.01 par value, authorized 50,000 shares; 28,341 and 25,026 shares issued and outstanding at December 31, 2004 and 2003, respectively	283	250
Additional paid-in capital	80,339	72,148
Accumulated deficit	(81,665)	(76,453)
Accumulated other comprehensive income	19	356
Total stockholders’ deficit	(1,024)	(3,699)
	$14,781	$12,150

The accompanying notes are an integral part of these consolidated financial statements.

AXS-ONE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Years Ended December 31,
	2004	2003	2002
Revenues:
License fees	$6,781	$6,443	$3,917
Services	31,446	32,948	33,030
Other—related parties	209	300	405
Total revenues	38,436	39,691	37,352
Operating expenses:
Cost of license fees	1,923	1,524	1,482
Cost of services	17,086	15,832	15,479
Sales and marketing	9,565	7,297	6,364
Research and development	7,999	6,832	6,704
General and administrative	6,411	5,634	4,559
Restructuring and other costs	1,020	—	—
Total operating expenses	44,004	37,119	34,588
Operating income (loss)	(5,568)	2,572	2,764
Other income (expense):
Interest income	144	73	38
Interest expense	(14)	(197)	(364)
Gain on sale of subsidiary	—	71	219
Equity in losses of joint ventures	(162)	(114)	(525)
Other income (expense), net	171	(188)	(268)
Other income (expense), net	139	(355)	(900)
Income (loss) before income tax benefit, net	(5,429)	2,217	1,864
Income tax benefit, net	217	99	60
Net income (loss)	$(5,212)	$2,316	$1,924
Basic and diluted net income (loss) per common share	$(0.19)	$0.09	$0.08
Weighted average basic common shares outstanding	27,395	24,945	24,818
Weighted average diluted common shares outstanding	27,395	26,264	25,511

The accompanying notes are an integral part of these consolidated financial statements.

AXS-ONE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Years Ended December 31,
	2004	2003	2002
Net income (loss)	$(5,212)	$2,316	$1,924
Foreign currency translation adjustment	(337)	(88)	211
Comprehensive income (loss)	$(5,549)	$2,228	$2,135

The accompanying notes are an integral part of these consolidated financial statements.

AXS-ONE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(In thousands)

					Accumulated
					Other
	Common		Additional		Comprehensive	Total
	Stock		Paid-in	Accumulated	Income	Stockholders’
	Shares	Amount	Capital	Deficit	(Loss)	Deficit
Balance—December 31, 2001	24,785	$248	$72,032	$(80,693)	$233	$(8,180)
Net income	—	—	—	1,924	—	1,924
Foreign currency translation adjustment	—	—	—	—	211	211
Exercise of stock options	64	—	20	—	—	20
Balance—December 31, 2002	24,849	248	72,052	(78,769)	444	(6,025)
Net income	—	—	—	2,316	—	2,316
Foreign currency translation adjustment	—	—	—	—	(88)	(88)
Exercise of stock options	177	2	96	—	—	98
Balance—December 31, 2003	25,026	250	72,148	(76,453)	356	(3,699)
Net loss	—	—	—	(5,212)	—	(5,212)
Foreign currency translation adjustment	—	—	—	—	(337)	(337)
Sale of Common Stock	2,581	26	7,666	—	—	7,692
Exercise of stock options and warrants	734	7	525	—	—	532
Balance—December 31, 2004	28,341	$283	$80,339	$(81,665)	$19	$(1,024)

The accompanying notes are an integral part of these consolidated financial statements.

AXS-ONE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2004	2003	2002
Cash flows from operating activities:
Net income (loss)	$(5,212)	$2,316	$1,924
Adjustments to reconcile net income (loss) to net cash flows provided by (used in) operating activities:
Increase in cash surrender value of officers’ life insurance	(15)	(20)	(41)
Depreciation and amortization	1,348	1,570	1,946
Net provision for (recovery of) doubtful accounts	465	(108)	(131)
Gain on sale of subsidiary	—	(71)	(219)
Equity in losses of joint ventures	162	114	525
Non-cash revenue related to investment in joint ventures	—	—	(34)
Consulting services received in lieu of cash payment on note receivable	—	—	195
Consulting services received in lieu of cash payment on accounts receivable	299	45	—
Changes in current assets and liabilities:
Restricted cash	(3)	25	(18)
Accounts receivable	(1,148)	(973)	1,358
Due from joint venture	(36)	60	(429)
Prepaid expenses and other current assets	(566)	149	(188)
Accounts payable and accrued expenses	698	(828)	(1,411)
Deferred revenue	(529)	1,310	(172)
Net cash flows provided by (used in) operating activities	(4,537)	3,589	3,305
Cash flows from investing activities:
Change in other assets	86	8	26
Investment in joint venture	—	—	(138)
Loan to joint venture	(115)	(288)	(102)
Proceeds from sale of subsidiary	—	—	67
Capitalized software development costs	(601)	(1,296)	(777)
Cash paid for acquisition, net of cash acquired	—	—	14
Purchase of equipment and leasehold improvements	(426)	(214)	(197)
Net cash flows used in investing activities	(1,056)	(1,790)	(1,107)
Cash flows from financing activities:
Proceeds from exercise of stock options and warrants	532	98	20
Net proceeds from sale of common stock	7,692	—	—
Proceeds from issuance of long term debt	—	—	1,000
Payments of long-term debt	(547)	(1,800)	(1,800)
Net cash flows provided by (used in) financing activities	7,677	(1,702)	(780)
Foreign currency exchange rate effects on cash and cash equivalents	(221)	147	236
Net increase in cash and cash equivalents	1,863	244	1,654
Cash and cash equivalents, beginning of year	2,946	2,702	1,048
Cash and cash equivalents, end of year	$4,809	$2,946	$2,702
Supplemental disclosures of cash flow information:
Cash paid during the year for—
Interest	$21	$219	$370
Income taxes	20	112	21

In December 2002, the Company purchased, for a nominal amount, the remaining 50% of common stock of one of its joint ventures to make it a wholly owned subsidiary. At the time of acquisition the Company’s investment in the joint venture was $112. In conjunction with the acquisition, net assets acquired and liabilities assumed were as follows:

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

The Company generated a net loss of $5.2 million for the year ended December 31, 2004 after generating net income of $2.3 million and $1.9 million for the years ended December 31, 2003 and 2002, respectively. For the year ended December 31, 2004, the Company experienced a second year of increased license fee revenues that, along with services revenues, had declined in 2002 and prior as a result of intense competition and rapid technological change together with a slowing of the economy. Management’s initiatives over the last two years, including the recent restructuring and the April 2004 private placement of common stock (see Note 7), have been designed to improve operating results and liquidity and better position the Company to compete under current market conditions. Due to these efforts the Company expects that its current cash balance, availability of borrowing capacity under the bank line of credit and operating cash flow will be sufficient to fund its working capital requirements through 2005. The Company’s ability to achieve the anticipated results is affected by the extent of cash generated from operations. There is also the risk that cash held by the Company’s foreign subsidiaries may not be readily available for use in its U.S. operations to pay its obligations as the transfer of funds is sometimes delayed due to various foreign government restrictions. Accordingly, the Company may in the future be required to seek new sources of financing or future accommodations from financial institutions. No assurance can be given that management’s initiatives will be successful or that any such additional sources of financing or lender accommodations will be available.

(a) Principles of Consolidation

The consolidated financial statements include the accounts of AXS-One Inc.; its wholly owned subsidiaries located in Australia, Singapore, South Africa and the United Kingdom (collectively, the “Company”). In December 2003, the Company dissolved the legal entity of the subsidiary located in Canada. The Canadian operation is now a division of the U.S. operation and as such continues to be included in the consolidated financial statements of the Company. The Company has a 49% ownership in a joint venture in its South African operation. All significant intercompany transactions and balances have been eliminated. The joint venture is considered to be a variable interest entity as defined in FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities” (FIN 46R). However, the Company has determined that it is not the primary beneficiary. Accordingly, the Company uses the equity method of accounting for its joint venture whereby investments, including loans to the joint venture, are stated at cost plus or minus the Company’s equity in undistributed earnings or losses.

AXS-ONE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)

(b) Revenue Recognition

The Company recognizes revenue in accordance with Statement of Position 97-2, “Software Revenue Recognition” (“SOP 97-2”), and Statement of Position 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions.” Revenue from non-cancelable software licenses, through both direct and indirect channels, is recognized when the license agreement has been signed or the customer purchase order has been received, delivery has occurred, the fee is fixed or determinable and collectibility is probable. For the majority of license sales the Company uses a signed license agreement as evidence of an arrangement. For maintenance fees, the Company uses a maintenance agreement as evidence of the arrangement. The Company uses a professional services agreement as evidence of an arrangement for training, custom programming and consulting revenues. Occasionally, where a master license or services agreement with a customer already exists, the Company accepts the customer’s purchase order as evidence of an arrangement. Management fee revenue from the joint venture is evidenced by a master agreement governing the relationship.

Revenues from resellers, generated using the sell through method whereby the Company recognizes revenue when the software has been sold to the end user, is recognized as previously stated in accordance with SOP 97-2. In multiple element arrangements, the Company defers the vendor-specific objective evidence of fair value (“VSOE”) related to the undelivered elements and recognizes revenue on the delivered elements using the residual method. The most commonly deferred element is initial maintenance, which is recognized on a straight-line basis over the initial maintenance term. The VSOE of maintenance is determined by using a consistent percentage of maintenance fee to license fee based on renewal rates. Maintenance fees in subsequent years are recognized on a straight-line basis over the life of the applicable agreement. Maintenance contracts entitle the customer to hot-line support and all unspecified product upgrades released during the term of the maintenance contract. Upgrades include any and all unspecified patches or releases related to a licensed software product. Maintenance does not include implementation services to install these upgrades.

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

AXS-ONE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)

accounting. This would apply to the Company’s custom programming services which are generally contracted on a fixed fee basis. Anticipated losses, if any, are charged to operations in the period such losses are determined.

Revenues from joint ventures (included in Revenues: Other-Related Parties in the Consolidated Statements of Operations) includes consulting revenue for the joint ventures’ use of the Company’s South African subsidiary’s consultants and for management fees for the Company’s subsidiary providing managerial, technical and other related services to the joint ventures (2002 period only) in accordance with the joint venture agreements. Revenue is recognized upon performance of the services.

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

(c) Variable Interest Entity

The Company adopted FIN 46R as required on March 31, 2004. The Company’s 49% owned joint venture, African Solutions (Pty) Ltd (“African Solutions”), is considered to be a variable interest entity as defined in FIN 46R. However, the Company has determined that the majority owner, African Legends Technology, absorbs the majority of the expected losses and therefore, African Legends Technology, is the primary beneficiary. Due to the fact that the Company is not the primary beneficiary of African Solutions, the adoption of FIN 46R did not have an impact on the Company’s consolidated financial position or results of operations.

African Solutions is acting as a non-exclusive authorized third party service provider to provide consulting and implementation services, and as a non-exclusive representative in providing marketing and promotional services directly to the end users in regard to, among other things, AXS-One’s software products. African Solutions conducts business throughout the African continent where its target markets are the Financial Sector and Government Departments.

As of December 31, 2004, AXS-One’s total exposure to loss as a result of its involvement in African Solutions is $39, representing the Company’s net investment in African Solutions as of December 31, 2004.

Presented below is selected financial data for African Solutions for the years ended December 31, 2004, 2003 and 2002.

	Twelve Months Ended December 31,
	2004	2003	2002
Total revenues	$1,309	$1,755	$1,165
Operating loss	$(135)	$(40)	$(191)

Total assets were $535 and $224 as of December 31, 2004 and 2003, respectively. Total stockholders’ deficit was $(1,765) and $(614) as of December 31, 2004 and 2003, respectively.

AXS-ONE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)

(d) Use of Management Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the periods presented. Actual results could differ from those estimates. Some of the significant estimates involve allowance for doubtful accounts, recoverability of capitalized software development costs, accrued expenses, provision for income taxes in foreign jurisdictions, assessment of contingencies, and pro forma compensation expense pursuant to SFAS No. 123.

(e) Cash and Cash Equivalents and Restricted Cash

Cash equivalents are stated at cost, which approximates market, and consist of short-term, highly liquid investments with original maturities of less than three months. Restricted cash at December 31, 2004 and 2003 represents amounts on deposit for payments of lease obligations by the Australia subsidiary.

(f) Allowance for Doubtful Accounts

The Company evaluates the collectibility of accounts receivable based on a combination of factors. In cases where the Company is aware of circumstances that may impair a specific customer’s ability to meet its financial obligations, the Company records a specific allowance against amounts due, and thereby reduces the net receivable to the amount management believes is probable of collection. For all other customers, the Company recognizes allowances for doubtful accounts based on the length of time the receivables are outstanding, the current business environment and historical experience.

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

(h) Software Development Costs

The Company’s policy is to capitalize certain software development costs in accordance with Statement of Financial Accounting Standards No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed” (“SFAS 86”). Under SFAS 86, costs incurred to develop or significantly enhance computer software products are charged to research and development expense as incurred until technological feasibility has been established. The Company establishes technological feasibility upon completion of a working model or completion of a detailed program design. Generally costs related to projects that reach technological feasibility upon completion of a working model are not capitalized as the time period between establishment of the working model and general availability is of short duration. For projects that meet technological feasibility upon completion of a detailed program design, all research and development costs for that project are capitalized from that point until the product is available for general release to customers. The establishment of technological feasibility and the ongoing

AXS-ONE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)

assessment of recoverability of capitalized software development costs require considerable judgment by management with respect to certain external factors, including, but not limited to, anticipated future revenues, estimated economic life and changes in technology. It is reasonably possible that estimates of anticipated future revenues, the remaining estimated economic life of the products, or both will be reduced in the future due to competitive pressures. As a result, the carrying amount of the capitalized software costs may be reduced through a charge to operations in the near term. Upon the general release of the software product to customers, capitalization ceases and such costs are amortized (using the straight-line method) over the estimated life, which is generally three years.

During 2004, 2003 and 2002 capitalized software development costs amounted to $601, $1,296 and $777, respectively. Annual amortization of software development costs of $1,079, $1,310 and $1,361 for 2004, 2003 and 2002, respectively, was recorded using the straight-line method over three years, the estimated economic life of the products.

(i) Impairment or Disposal of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which was adopted on January 1, 2002, the Company monitors events or changes in circumstances that may indicate carrying amounts of its long-lived assets may not be recoverable. When such events or changes in circumstances are present, the Company assesses the recoverability of its assets by determining whether the carrying amount of its assets will be recovered through undiscounted, expected future cash flows. Should the Company determine that the carrying values of specific long-lived assets are not recoverable, the Company would record a charge to operations to reduce the carrying value of such assets to their fair values. The Company considers various valuation factors, principally discounted cash flows, to assess the fair values of long-lived assets.

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

(k) Concentration of Credit Risk

SFAS No. 105, “Disclosure of Information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentration of Credit Risk,” requires disclosure of any significant off-balance sheet and credit risk concentrations. The Company has no significant off-balance sheet concentration of credit risk such as foreign exchange contracts, option contracts or other foreign hedging arrangements. The Company maintains the majority of cash balances with four financial institutions and its accounts receivable credit risk is not concentrated within any geographic area. The Company’s revenues

AXS-ONE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)

are concentrated in the computer software industry, which is highly competitive and rapidly changing. Significant technological changes in the industry or customer requirements, or the emergence of competitive products with new capabilities or technologies, could adversely affect operating results.

As of December 31, 2004, no one customer represented more than 10% of total gross receivables. As of December 31, 2003, three customers represented 33.1% of total gross receivables (or 10.5%, 10.7% and 11.9% individually). As of December 31, 2002, two customers represented 25.7% of total gross receivables (or 15.3% and 10.4% individually). For the year ended December 31, 2004, two customers, Pfizer Inc. and AIG Insurance, represented 14.6% and 10.1%, respectively, of total revenues. For the year ended December 31, 2003, two customers, Pfizer, Inc. and AIG Insurance, represented 18.7% and 12.1%, respectively, of total revenues. For the year ended December 31, 2002, two customers, Pfizer, Inc. and AIG Insurance, represented 16.1% and 12.0%, respectively, of total revenues. No one customer represented more than 10% of license revenues for the year ended December 31, 2004. License revenues included 29.5% (or 18.2% and 11.3% individually) of revenue from two customers in 2003 and 14.7% from one customer in 2002. Services revenues included 27.2% (or 16.1% and 11.1% individually), 31.9% (or 19.0% and 12.9% individually) and 30.7% (or 18.2% and 12.5% individually) of revenue from the same two customers in 2004, 2003 and 2002, respectively.

(l) Foreign Currency Translation

The functional currency for foreign subsidiaries is the local currency. The results of operations for these foreign subsidiaries are translated from local currencies into U.S. dollars using the average exchange rates during each period. Assets and liabilities are translated using exchange rates at the end of the period with translation adjustments accumulated in stockholders’ deficit. Intercompany loans are denominated in U.S. currency. Foreign currency transaction gains and losses, related to short-term intercompany loans, are recorded in the consolidated statements of operations as incurred. Intercompany loans that are of a long-term nature are accounted for in accordance with SFAS 52, “Foreign Currency Translation,” whereby foreign currency transaction gains and losses are recorded in cumulative foreign currency translation adjustment, a component of stockholders’ deficit. As of December 31, 2004 and 2002, no loans were considered long-term in nature. During 2003, intercompany loans to one foreign subsidiary were considered long-term in nature.

(m) Stock-Based Compensation

FASB Statement No. 148, “Accounting for Stock Based Compensation-Transition and Disclosure, an Amendment of FASB Statement No. 123” (“SFAS 148”) provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based compensation. However, it allows an entity to continue to measure compensation cost for stock instruments granted to employees using the intrinsic-value method of accounting prescribed by Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees,” provided it discloses the effect of SFAS 123, as amended by SFAS 148, in the footnotes to the financial statements. On November 14, 2003, the FASB decided to require stock-based employee compensation to be recorded as a charge to earnings beginning in 2005. In December 2004, the FASB issued SFAS 123 (revised 2004), “Share-Based Payment” (SFAS 123R), which replaces SFAS 123 and supercedes APB Opinion No. 25. SFAS 123R requires all share-based payments to employees, including grants of employee stock options and restrictive stock

AXS-ONE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)

grants, to be recognized as a compensation cost based on their fair values. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. The Company is required to adopt SFAS 123R no later than July 1, 2005. Until that time, the Company has chosen to continue to account for stock-based compensation using the intrinsic-value method. Accordingly, no stock option related compensation expense has been recognized in the consolidated statements of operations, as all options granted had an exercise price equal to the market value of the underlying stock on the date of grant.

Had the Company, however, elected to recognize compensation cost based on fair value of the stock options at the date of grant under SFAS 123, as amended by SFAS 148 and SFAS 123R, such costs would have been recognized ratably over the vesting period of the underlying instruments and the Company’s net income (loss) and net income (loss) per common share would have changed to the pro forma amounts indicated in the table below.

	Years Ended December 31,
	2004	2003	2002
Net income (loss) as reported	$(5,212)	$2,316	$1,924
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(1,434)	(1,348)	(1,659)
Pro forma net income (loss)	$(6,646)	$968	$265
Net income (loss) per common share:
Basic—as reported	$(0.19)	$0.09	$0.08
Basic—pro forma	$(0.24)	$0.04	$0.01
Diluted—as reported	$(0.19)	$0.09	$0.08
Diluted—pro forma	$(0.24)	$0.04	$0.01

The Company has used the Black-Scholes option-pricing model in calculating the fair value of options granted. The assumptions used and the weighted average information for the years ended December 31, 2004, 2003 and 2002 are as follows:

	Years Ended December 31,
	2004	2003	2002
Risk-free interest rates	5.02%	4.70%	4.78%
Expected dividend yield	—	—	—
Expected lives	5 years	7 years	7 years
Expected volatility	103%	110%	103%
Weighted-average grant date fair value of options granted during the period	$2.30	$0.86	$0.57
Weighted-average remaining contractual life of options outstanding	6.84 years	6.29 years	6.31 years
Weighted-average exercise price of 4,091, 4,026 and 3,868 options exercisable at December 31, 2004, 2003 and 2002, respectively	$1.67	$1.63	$1.55

AXS-ONE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)

(n) Basic and Diluted Net Income (Loss) per Common Share

Basic and diluted net income (loss) per common share is presented in accordance with SFAS No. 128, “Earnings per Share” (“SFAS No. 128”). Basic net income (loss) per common share is based on the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per common share was the same as basic net loss per common share for the year ended December 31, 2004 since the effect of stock options and warrants was anti-dilutive for this period. Diluted net income per common share for the periods ended December 31, 2003 and 2002 do not include the effects of outstanding options to purchase 3,010 and 3,941 shares of common stock, respectively, and outstanding warrants to purchase 100 and 130 shares of common stock, respectively, as the effect of their inclusion is anti-dilutive for the periods presented. As of December 31, 2004, there were outstanding options to purchase 7,453 shares of common stock and outstanding warrants to purchase 516 shares of common stock.

The following represents the calculations of the basic and diluted net income (loss) per common share for the years ended December 31, 2004, 2003 and 2002.

	Years Ended December 31,
	2004	2003	2002
Net income (loss)	$(5,212)	$2,316	$1,924
Weighted average basic common shares outstanding during the year	27,395	24,945	24,818
Dilutive effect of stock options and warrants	—	1,319	693
Weighted average diluted common shares outstanding during the year	27,395	26,264	25,511
Basic and diluted net income (loss) per common share	$(0.19)	$0.09	$0.08

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

(q) Accounting for Guarantees

The Company warrants that each version of its software will substantially conform to the latest edition of the documentation applicable to that version. Such warranties are accounted for in accordance with SFAS No. 5, “Accounting for Contingencies.” To date the Company has not incurred significant costs related to warranty obligations.

AXS-ONE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)

The Company’s product license and services agreements include a limited indemnification provision for claims from third parties relating to the Company’s intellectual property. Such indemnification provisions are accounted for in accordance with SFAS No. 5. The indemnification is generally limited to the amount paid by the customer. To date, claims under such indemnification provisions have not been significant.

From time to time, the Company may provide guarantees to third parties on behalf of a foreign subsidiary. These guarantees are generally related to maintaining operations in a certain locality or to secure leases or other operating obligations of a subsidiary. The maximum exposure on these guarantees is not significant, either individually or in the aggregate.

(2)   Divestiture

On September 20, 2001, the Company sold its wholly-owned subsidiary located in Central and Eastern Europe (C.E.E.), including offices in Poland, Estonia and Bulgaria, to Porterfield International Ltd. (“Buyer”), a company wholly-owned by the former managing director of C.E.E. and his wife established by them in 2001 specifically to acquire ownership of C.E.E. The Company received consideration in the form of a promissory note of Buyer in the face amount of $430. The note was payable either in cash or, if the Company requested, an equivalent dollar amount of professional services, in 15 monthly installments ending on December 1, 2002 and bore interest at the fixed rate of 6.75% per year. A net asset deficiency of the C.E.E. operations of $(3) at the time of the sale, offset by accrued expenses of $180 directly related to the sale, resulted in a deferred gain of approximately $253, which the Company recorded in accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin No. 81 (SAB 81), “Gain Recognition on the Sale of a Business or Operating Assets to a Highly Leveraged Entity.” Additional direct costs of the sale of $3 and $5 recorded during the three months ended June 30, 2002 and December 31, 2002, respectively, reduced the total deferred gain to $245.

The Company recognized such gain as the note receivable was paid or equivalent value for services was received, but only after $180 was received. Through December 31, 2002, $235 had been received in cash payment to the Company and $195 had been received in equivalent services provided by the Buyer to the Company or to the Company’s African Solutions joint venture. The remaining $3 net difference is a foreign currency translation effect. Porterfield provided consulting services to the Company’s end users in the U.K. and South Africa and to certain end users of African Solutions, the Company’s 49%-owned joint venture, at hourly rates similar to those charged to the Company by other third party service providers utilized in those regions. Porterfield is unrelated to the entities to which these services were provided.

The Company recognized $219 of such gain through December 31, 2002, which included a reversal of $45 related to the original $180 in accrued expenses recorded at the time of the sale. The $45 was recognized during the three months ended September 30, 2002 as a result of the release of a past customer claim. The remaining gain of $71, reflected as Deferred revenue on the accompanying December 31, 2002 consolidated balance sheet was recognized in the first quarter of 2003 after payment was received from the Company’s joint venture for services provided by the Buyer to the joint venture.

AXS-ONE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)

The following table shows the activity related to the promissory note and related deferred gain and gain:

	Note	Deferred	Gain
	Receivable	Gain	Recognized
September 20, 2001	$430	$253	$—
Cash payments and services provided through December 31, 2001	(94)	—	—
Balance at December 31, 2001	336	253	—
Direct expense incurred in June 2002	—	(3)	—
Cash payments and services provided through December 31, 2002	(336)	(174)	174
Reversal of accrued expense in September 2002	—	—	45
Direct expense incurred in October 2002	—	(5)	—
Balance at December 31, 2002	—	71	219
Cash payments and services provided through December 31, 2003	—	(71)	71
Balance at December 31, 2003	$—	$—	$290

(3)   Long-Term Debt

The Company’s long-term debt consists of the following:

	December 31,
	2004	2003
Term loan	$—	$547
Less: current portion	—	547
Long-term debt, net of current portion	$—	$—

On March 31, 1998, the Company entered into a Loan and Security Agreement that contained a revolving line of credit and a term loan. The unpaid principal on the term loan at December 31, 2003 of $547 was fully paid as of March 31, 2004. The Loan and Security Agreement terminated on May 28, 2004 in accordance with Amendment No. 15. As of December 31, 2004, no amounts remain outstanding or available under this agreement.

On August 11, 2004, the Company entered into a two-year Loan and Security Agreement (“Agreement”) which contains a revolving line of credit under which the Company has available the lesser of $4 million or 80% of eligible accounts, as defined. The available amount under the revolving line of credit at December 31, 2004 was approximately $3.9 million of which no amounts were outstanding.

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

AXS-ONE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)

certain financial restrictive covenants based on adjusted quick ratio, as defined, and earnings before interest, taxes and depreciation and amortization (EBITDA).

On January 27, 2005, the Company amended the Agreement (First Loan Modification) to revise the financial covenant based on EBITDA for the six months ended December 31, 2004. The Company was in compliance with this revised covenant and all other covenants as of December 31, 2004.

On March 28, 2005, the Company further amended the Agreement (Second Loan Modification) in order to set the EBITDA and adjusted quick ratio quarterly covenants for 2005.

(4)   Lease Obligations

The Company leases office space and equipment under non-cancelable operating leases. Rent expense charged to operations in the accompanying consolidated statements of operations for office space, vehicles and equipment under operating leases was $2,154, $2,021 and $1,736 for the years ended December 31, 2004, 2003 and 2002, respectively.

Scheduled future minimum payments required for all non-cancelable operating leases are as follows:

Years Ending December 31,
2005	$1,923
2006	1,793
2007	1,467
2008	42
2009/Thereafter	19
Total	$5,244

(5)   Related Party Transactions

The Company has certain business relationships with an entity that was founded by the former President and Chief Executive Officer who owns a majority beneficial equity interest in such entity. During the years ended December 31, 2004, 2003 and 2002 the Company recorded as cost of license fees approximately $1, $36 and $32, respectively, from this related party. These costs, related to royalty and maintenance fees on licensed products, have been generally decreasing as customers upgrade to newer versions of the Company’s software that no longer require this related party software.

In August 2003, the Company entered into a business relationship with an entity that is owned by the Company’s former chairman and principal stockholder. This entity was providing consulting services related to the development of the Company’s instant messaging archiving product. For the years ended December 31, 2004 and 2003, the Company recorded $84 and $75, respectively, as research and development expense from this related party. The Company discontinued use of this entity’s services in June 2004.

During January 2001, the Company entered into two South African joint ventures: AXS-One African Solutions (Pty) Ltd (“African Solutions”) and Hospitality Warehouse (Pty) Ltd (“Hospitality Warehouse”). African Solutions is acting as a non-exclusive authorized third party service provider to provide consulting and implementation services, and as a non-exclusive representative in providing marketing and promotional services directly to the end users in regard to, among other things AXS-One’s

AXS-ONE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)

software products. African Solutions conducts business throughout the African continent where its target markets are the Financial Sector and Government Departments. African Solutions is considered to be a variable interest entity as defined in FIN 46R (See Notes 1(a) and 1(c) for further information).

Hospitality Warehouse uses AXS-One’s procurement software and generates fees for purchases made by member companies in the hospitality industry. In December 2002, the Company purchased, for a nominal amount, the remaining 50% of common stock of Hospitality Warehouse to make it a wholly-owned subsidiary. At the time of the acquisition the investment in the joint venture was $112, net of equity in losses of $120. Pro-forma results as if Hospitality Warehouse had been acquired on January 1, 2002 are not significantly different than the reported 2002 consolidated results.

Revenues from African Solutions during 2004 and 2003 include management fee revenue of $27 and $68, respectively, and consulting revenue of $182 and $232, respectively. Revenues from both joint ventures during 2002 include management fee revenue of $387 and consulting revenue of $18.

As of December 31, 2004 and 2003, the equity investment in African Solutions was $(29) and ($4), respectively, reflected as “Due to joint venture” on the accompanying December 31, 2004 and 2003 consolidated balance sheets, net of accumulated equity in losses. As of December 31, 2004 and 2003, amounts due from African Solutions related to the billing for revenues were $68 and $107, respectively, bringing the net investment to $39 and $103, respectively.

Pursuant to Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock,” the Company evaluated the investment in African Solutions and adjusted down the carrying value by $61 as of December 31, 2003, due to an other than temporary decline in value. No similar adjustment was made in 2004.

(6)   Income Taxes

The components of income (loss) before income tax benefit, net are as follows:

	Years Ended December 31,
	2004	2003	2002
Domestic	$(1,503)	$(4,127)	$(546)
Foreign	(3,926)	6,344	2,410
Total	$(5,429)	$2,217	$1,864

Income tax (provision) benefit is as follows:

	Years Ended December 31,
	2004	2003	2002
State	$194	$142	$198
Foreign	23	(43)	(138)
Total	$217	$99	$60

AXS-ONE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)

A reconciliation of Federal income tax (expense) benefit at the statutory rate of 34% to income tax benefit, net reflected in the accompanying consolidated statements of operations is as follows:

	Years Ended December 31,
	2004	2003	2002
Federal income tax (expense) benefit at 34%	$1,846	$(754)	$(634)
State income tax (expense) benefit, net of Federal tax (expense) benefit	213	382	220
Change in valuation allowance, net of change in valuation allowance related to stock options and sales of subsidiaries	(2,511)	1,593	1,289
Foreign tax rate differential and change in foreign NOLs	868	(972)	(650)
Reduction of state NOLs due to sale of New Jersey NOLs, net of federal benefit	(149)	(108)	(158)
Other, net	(50)	(42)	(7)
	$217	$99	$60

The principal components of the Company’s deferred taxes are as follows:

	December 31,
	2004	2003
Deferred tax assets:
Non-deductible accruals and other	$238	151
Allowance for doubtful accounts	53	55
Purchased research and development	658	770
Research and development credit carry-forwards	2,895	2,895
Net operating loss carry-forwards	21,508	19,833
Deferred tax assets	25,352	23,704
Less valuation allowance	24,543	22,759
Net deferred tax assets	809	945
Deferred tax liabilities:
Software development costs	809	945
Net deferred taxes	$—	$—

At December 31, 2004, the Company had United States net operating loss carry-forwards of approximately $50,700 which are available to offset future Federal taxable income, if any, and which begin to expire in 2007. In addition, foreign net operating loss carry-forwards aggregated approximately $8,526 at December 31, 2004, which are not subject to expiration.

The Company has recorded a valuation allowance for its net deferred tax assets and will continue to monitor the realizability of such assets. Approximately $1,917 and $1,250 of the Company’s deferred tax asset pertaining to NOLs and the corresponding valuation allowance at December 31, 2004 and 2003, respectively, relates to tax deductions arising from the exercise of stock options and/or subsequent sales of the underlying stock. For book purposes, the tax benefits related to such stock option transactions are recorded through equity when realized.

AXS-ONE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)

For the year ended December 31, 2003, there was a reduction in the foreign NOL in the amount of $3,364. Most of that reduction is attributable to the intercompany debt that was eliminated as part of the closing of the Canadian subsidiary and the corresponding debt forgiveness by the United States parent.

Foreign subsidiaries have paid, and are expected to continue to pay, appropriate taxes, if and when due, to their respective taxing authorities. It is the intention of the Company to reinvest the earnings of its non-U.S. subsidiaries, if any, in those operations. Accordingly, no Federal taxes have been provided on undistributed foreign earnings and no deferred tax liability for temporary differences related to the Company’s foreign subsidiaries and foreign joint ventures has been established as the determination of the amounts is not practical.

During state fiscal years 2002 through 2005, AXS-One was authorized by the New Jersey Economic Development Authority (“NJEDA”) in conjunction with the New Jersey Division of Taxation to sell a portion of its New Jersey net operating losses and research and development credits for consideration that is to be used to fund its research activities in the State of New Jersey. For the State’s fiscal year 2005 (July 1, 2004 to June 30, 2005), AXS-One was authorized to sell $226 of its available tax benefit of $226. AXS-One sold the entire authorized amount for consideration of $194, net of broker commissions. For the State’s fiscal year 2004 (July 1, 2003 to June 30, 2004), AXS-One was authorized to sell $165 of its available tax benefit of $165. AXS-One sold the entire authorized amount for consideration of $142, net of broker commissions. For the State’s fiscal year 2003 (July 1, 2002 to June 30, 2003) AXS-One was authorized to sell an available tax benefit of $239 relating to tax years through December 31, 2000. AXS-One sold the entire authorized amount for consideration of $198, net of broker commissions. Approximately 66% of the tax benefits sold is reflected as reduction of state NOLs due to sales of New Jersey NOLs, net of federal benefit in the income tax rate reconciliation table above. As of December 31, 2004, the remaining New Jersey tax benefit in the amount of $74 is available to sell if the program is extended by the NJEDA or will be available to offset future New Jersey income taxes.

(7)   Stockholders’ Deficit

(a) Warrants

On October 1, 2002, the Company entered into an agreement with a South Carolina corporation to provide investor relations services to the Company for a term of twelve months, whereby upon expiration or termination of the agreement the Company would issue warrants to purchase the number of shares of common stock of the Company which was equal to the product of 10 shares multiplied by the number of whole months during the actual term of the agreement to a maximum of 120 shares. The exercise price for the warrants was (i) for the initial 60 shares covered by the warrants, $0.41 per share, which represented the closing price of the Company’s common stock on October 1, 2002 and (ii) for the remaining shares covered by the warrants, if any, the closing price of the Company’s common stock on April 1, 2003, which was $0.59 per share. The warrants were fully vested on the date of their issuance by the Company.

On September 30, 2003, the Company issued two (2) warrants under this agreement, each to purchase 60 shares of the Common Stock of AXS-One, one with an exercise price of $0.41 per share and one with an exercise price of $0.59 per share in accordance with the agreement. The expiration date of both warrants was September 30, 2006. On January 21, 2004, the warrants were exercised and proceeds in the amount of

AXS-ONE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)

$60 were remitted to the Company. No warrants remain outstanding under this agreement as of December 31, 2004.

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

Shares of common stock underlying the warrants were not registered under the Securities Act of 1933, as amended (the “Act”) in reliance upon Section 4(2) of the Act based on the fact that the warrants were issued to only one sophisticated investor who had extensive knowledge of the Company at the time of the issuance.

On November 2, 2000, the Company issued warrants to a Dallas corporation for the purchase of 200 shares of Common Stock in exchange for services to be rendered as the Company’s non-exclusive financial advisor and for certain investment-banking services. The warrants are exercisable at $1.875 per share, subject to adjustment, until January 24, 2006 and were to vest in two separate tranches of 100 each on February 28, 2001 and May 31, 2001. By written notice dated May 25, 2001, 100 warrants that were to be vested on May 31, 2001 were cancelled in connection with the cancellation of the services agreement. As permitted by the Warrant Agreement, the Dallas corporation exercised the remaining warrants in full on September 24, 2004, surrendering back to the Company some of the shares of AXS-One Common Stock acquired through such exercise as payment of the option exercise price in accordance with the original terms (known as a “cashless exercise”). No warrants remain outstanding under this agreement as of December 31, 2004.

The fair value of these warrants was determined in accordance with EITF Issue No. 96-18 and was being recognized as expense over the service period. No further compensation costs will be recognized related to these warrants since services are no longer being provided. The expense related to this matter was nominal.

Shares of common stock underlying the warrants were not registered under the Securities Act of 1933, as amended (the “Act”) in reliance upon Section 4(2) of the Act based on the fact that the warrants were issued to only one sophisticated investor who had extensive knowledge of the Company at the time of the issuance.

AXS-ONE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)

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

On April 8, 2004, the Company filed a Form 8-K with the SEC disclosing details of the private placement and issuance of warrants. On May 4, 2004, the Company filed a registration statement on Form S-3 with the SEC covering the resale of the securities issued and securities issuable upon exercise of the warrants. The Form S-3 registration statement, as amended, was declared effective by the SEC on September 28, 2004.

A summary of warrant activity is as follows:

	Number of Shares	Exercise Price Per Share	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
Balance, December 31, 2002	130	$ 0.41 - 1.875	$ 1.54	3.04
Granted	90	0.41 - 0.59	$ 0.50	—
Balance, December 31, 2003	220	0.41 - 1.875	$ 1.13	2.20
Granted	516	3.98 - 4.50	$ 4.24	—
Exercised	220	0.41 - 1.875	$ 1.13	—
Balance, December 31, 2004 (all of which are exercisable at December 31, 2004)	516	$ 3.98 - 4.50	$ 4.24	2.25

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

In April 1998, the Company adopted the 1998 Stock Option Plan (the 1998 Plan). Pursuant to the 1998 Plan, the Company may grant stock options or stock appreciation rights to purchase an aggregate of

AXS-ONE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)

up to 5,000 shares of Common Stock (inclusive of 2,000 and 1,500 shares added to the 1998 Plan by the stockholders in June 2004 and 2001, respectively). In accordance with a June 2004 amendment, up to 300 shares of the total shares may be used for restricted stock awards. Options may be granted under the discretionary option program (as amended in June 2004) to employees and consultants of the Company not to exceed 500 shares per person during any calendar year except that in the first year of employment, the maximum grant will not exceed 1,000 shares per person. Non-employee directors receive an automatic grant of stock options to purchase 20 shares of Common Stock upon date of commencement of service as a non-employee director and thereafter, 10 shares on the date of each annual meeting of stockholders, provided that on, and as of, such date, such individual has been a non-employee director for the previous 12-month period. No option may have an exercise price less than the fair market value of the Common Stock at the time of grant.

All options granted under the Plans expire ten years from the date of grant (or five years for statutory options granted to 10% stockholders), unless terminated earlier. Options generally vest over a four-year period. However, as of December 31, 2004, options to purchase approximately 517 shares of common stock had been granted with a two-year vesting period, options to purchase approximately 115 shares of common stock vest upon the earlier of the occurrence of certain events or four years and options to purchase approximately 15 shares of common stock had been granted with a vesting period of three-years and eleven months.

A summary of stock option activity under the Plans is as follows:

	Number of	Exercise Price	Weighted Average
	Shares	Per Share	Exercise Price
Balance, December 31, 2001	5,829	$ 0.21 - 13.00	$ 2.01
Granted	982	0.41 - 1.14	0.58
Exercised	(64)	0.30 - 0.72	0.32
Cancelled	(470)	0.30 - 6.25	1.04
Balance, December 31, 2002	6,277	$ 0.21 - 13.00	$ 1.54
Granted	326	0.65 - 2.17	0.55
Exercised	(177)	0.21 - 1.38	0.36
Cancelled	(775)	0.32 - 6.25	1.54
Balance, December 31, 2003	5,651	$ 0.21 - 13.00	$ 1.54
Granted	2,770	2.00 - 4.21	2.95
Exercised	(588)	0.21 - 3.44	0.94
Cancelled	(380)	0.21 - 6.25	2.32
Balance, December 31, 2004	7,453	$ 0.21 - 13.00	$ 2.07
Exercisable, December 31, 2004	4,091		$ 1.67

AXS-ONE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)

A summary of stock options outstanding and exercisable as of December 31, 2004, follows:

Options Outstanding				Options Exercisable
Range of exercise prices	Number outstanding	Weighted average remaining life(years)	Weighted average exercise price	Number exercisable	Weighted average exercise price
$ 0.21 - 1.00	3,090	6.80	$ 0.67	2,588	$ 0.67
$ 1.06 - 3.78	2,912	6.47	$ 2.15	952	$ 1.84
$ 4.21	900	9.32	$ 4.21	—	$ —
$ 6.00 - 7.63	548	6.26	$ 6.03	548	$ 6.03
$13.00	3	1.58	$ 13.00	3	$ 13.00
	7453			4,091

(8)   Employee 401(k) Plan

The Company’s 401(k) Plan (the Plan) is a defined contribution plan. All employees with three months of service and who are at least 21 years of age are eligible to become participants in the Plan and to make voluntary contributions based on a percentage of their compensation within certain Plan limitations.

The Plan falls under the provisions of Section 401(k) of the Internal Revenue Code. Employees may elect to contribute a percentage of their pretax salary, subject to statutory limitations, as well as certain percentages of their after-tax salary, to the Plan. By approval of the Board of Directors, the Company may elect to match a pre-determined percentage of the employees’ contribution. In addition, the Company may make additional contributions at the discretion of the Board of Directors, which would be allocated among all participants in proportion to each participant’s compensation, as defined. During the years ended December 31, 2004, 2003 and 2002, no additional contributions were made under the Plan.

Beginning in 2002, all contributions by the Company are on a discretionary basis only as approved by the Board of Directors. For the year ended December 31, 2004, the Company contributed 50% of the employees’ first 6% of pretax salary contribution. For the year 2003, the Company contributed 25% of the employees’ first 6% of pretax salary contribution. No contributions were approved or made for the year 2002.

The Company’s contributions charged to operations in the accompanying consolidated statements of operations were approximately $308, $96, and none for the years ended December 31, 2004, 2003 and 2002, respectively.

(9)   Financial Information by Geographic Area

SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information,” establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about reporting segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers.

AXS-ONE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)

Revenues and long-lived assets for the Company’s United States, United Kingdom, Australia and Southeast Asia and other international operations are as follows:

			Australia and
	United	United	Southeast	South
	States	Kingdom	Asia	Africa	Consolidated
2004
Revenues(1)	$ 26,585	$ 4,573	$ 4,683	$ 2,595	$ 38,436
Long-lived assets	2,094	87	185	29	2,395
2003
Revenues(1)	$ 25,940	$ 4,851	$ 5,354	$ 3,546	$ 39,691
Long-lived assets	2,465	54	123	58	2,700
2002
Revenues(1)	$ 26,826	$ 5,473	$ 4,091	$ 962	$ 37,352
Long-lived assets	2,485	112	74	76	2,747

(1)          Revenues are attributed to geographic area based on location of sales office.

(10)   Operating Segments

In the fourth quarter of 2003, the Company consolidated the sales and marketing efforts of its three business units in order to streamline the sales process and control expenses. The Company now has only two product lines that it offers to specific markets as part of its strategy to focus on market opportunities. The two product lines are as follows:

a)               AXS-One Enterprise Financials provide an integrated suite of internet-enabled financial management and accounting applications to global 2000 organizations, enabling them to achieve process transparency while maintaining secure access required to meet reporting, control and governance requirements. AXS-One has an extensive installed customer base for its core financial management products as well as for its Time and Billing components, a full suite of business solutions and services optimized to address the requirements of organizations that primarily sell professionals’ time.

b)              AXS-One Records Compliance Platform Solutions enable organizations to utilize documents and data generated by their corporate applications as an asset while reducing corporate risk and operational overheads and addressing requirements for corporate governance, legal discovery and industry regulations associated with how corporate records are managed and retained. Utilizing the AXS-One Compliance Platform Solutions, organizations can capture, archive, manage, search, supervise, integrate, share and audit their electronic records, regardless of originating platform. Disparate document and data types can be managed including e-mail, instant messages, images, voice and video, office documents, ERP-generated data such as SAP, and electronic print reports generated by host systems. AXS-One Compliance Platform solutions target large information-centric organizations that can utilize self-service information systems to reduce costs, increase efficiency, improve communications with their customers and improve access to business intelligence.

AXS-ONE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)

The Company evaluates the performance of its two product lines based on revenues and operating income. Summarized financial information concerning the Company’s reportable segments is shown in the following table. The Chief Executive Officer uses the information below in this format while making decisions about allocating resources to each product line and assessing its performance.

	AXS-One	AXS-One
	Enterprise	Compliance
	Financials	Solutions	Total
Year Ended December 31, 2004
Revenues:
License fees	$ 2,419	$ 4,362	$ 6,781
Services	25,704	5,742	31,446
Total revenue, excluding related party revenue	28,123	10,104	38,227
Operating income	53	2,801	2,854
Total assets	12,274	2,507	14,781
Capital expenditures	380	46	426
Depreciation and amortization	1,319	29	1,348
Year Ended December 31, 2003
Revenues:
License fees	$ 4,371	$ 2,072	$ 6,443
Services	28,064	4,884	32,948
Total revenue, excluding related party revenue	32,435	6,956	39,391
Operating income	5,687	3,214	8,901
Total assets	10,572	1,578	12,150
Capital expenditures	196	18	214
Depreciation and amortization	1,548	22	1,570
Year Ended December 31, 2002(1)
Revenues:
License fees	$ 1,548	$ 2,369	$ 3,917
Services	28,782	4,248	33,030
Total revenues, excluding related party revenue	30,330	6,617	36,947
Operating income	3,914	4,075	7,989
Total assets	9,284	1,315	10,599
Capital expenditures	182	15	197
Depreciation and amortization	1,899	46	1,945

(1)          Tivity Solutions, previously reported as a separate unit, has been consolidated with AXS-One Enterprise Financials to reflect the new two-product line structure.

AXS-ONE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)

Reconciliation of segment operating income to consolidated operating income (loss) is as follows:

	Year Ended December 31,
	2004	2003	2002
Operating income from reportable segments	$ 2,854	$ 8,901	$ 7,989
Unallocated revenue, Other—related parties	209	300	405
Unallocated general and administrative expenses	(6,367)	(5,599)	(4,492)
Other corporate unallocated expenses	(2,264)	(1,030)	(1,138)
Total consolidated operating income (loss)	$ (5,568)	$ 2,572	$ 2,764

(11)   Quarterly Financial Data (Unaudited)

Summarized quarterly financial data for 2004 and 2003 is as follows (in thousands except per share data):

	Quarter
2004	First	Second	Third	Fourth
Total revenues	10,922	9,505	9,145	8,864
Gross profit	6,242	4,602	4,323	3,842
Net income (loss)	753	(2,580)	(1,659)	(1,726)
Basic net income (loss) per common share(1)	0.03	(0.09)	(0.06)	(0.06)
Diluted net income (loss) per common share(1)	0.03	(0.09)	(0.06)	(0.06)

	Quarter
2003	First	Second	Third	Fourth
Total revenues	9,445	9,588	10,211	10,447
Gross profit	5,140	5,207	6,025	984
Net income	427	155	918	816
Basic net income per common share(1)	0.02	0.01	0.04	0.03
Diluted net income per common share(1)	0.02	0.01	0.04	0.03

(1)          Basic and diluted net income (loss) per common share are computed independently for each quarter. Therefore, the sum of the quarters will not necessarily equal the basic and diluted net income (loss) per common share for the full year.

(12)   Restructuring Costs

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

AXS-ONE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)

The activity related to the restructuring is as follows:

Involuntary termination costs recorded in June 2004	$ 786
Cash payments through June 2004	—
Restructuring liability at June 30, 2004	786
Cash payments through September 30, 2004	(657)
Adjustment to severance accrual through September 30, 2004	(83)
Restructuring liability at September 30, 2004	46
Cash payments through December 31, 2004	(46)
Restructuring liability at December 31, 2004	$ —

In addition, in June 2004, the Company recognized an expense of approximately $0.3 million related to a retirement agreement with the Company’s former CEO. The liability for the retirement agreement is included in accrued expenses on the accompanying December 31, 2004 Consolidated Balance Sheet. The Company paid the retirement benefits in January 2005.

(13)   Contingencies

Historically, the Company has been involved in disputes and/or litigation encountered in its normal course of business. The Company believes that the ultimate outcome of these proceedings will not have a material adverse effect on the Company’s business, consolidated financial condition, results of operations or cash flows.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

AXS-One Inc.:

Under date of March 30, 2005, we reported on the consolidated balance sheets of AXS-One Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ deficit, and cash flows for each of the years in the three-year period ended December 31, 2004, which is included in the 2004 annual report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the accompanying related consolidated financial statement schedule. This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this consolidated financial statement schedule based on our audits.

In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP
Short Hills, New Jersey
March 30, 2005

SCHEDULE II

AXS-ONE INC.
VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2004, 2003 and 2002
(in thousands)

		Charged
	Balance at	(Credited) to	Amounts	Balance
	Beginning	Costs and	Written	at End
Allowance For Doubtful Accounts:	of Year	Expenses, net(a)	Off	of Year
Year ended December 31, 2004	$200	$465	$(88)	$577
Year ended December 31, 2003	$379	$(108)	$(71)	$200
Year ended December 31, 2002	$657	$(131)	$(147)	$379

(a)           Credits to costs and expenses reflect recoveries of amounts previously written off or revisions to previous estimates.