Form 10-Q
period 2005-03-31
AXS ONE INC
filed 2005-05-13
CIK 947427

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005	Commission File Number	1-13591

AXS-ONE INC.

(Exact name of registrant as specified in its charter)

Delaware	13-2966911
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

301 Route 17 North
Rutherford, New Jersey	07070
(Address of principal executive offices)	(Zip Code)

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

YES	☒	NO	☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES	☐	NO	☒

Number of shares outstanding of the issuer’s common stock as of May 5, 2005

Class	Number of Shares Outstanding
Common Stock, par value $0.01 per share	29,495,116

AXS-ONE INC.

AXS-ONE INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	March 31,	December 31,
	2005	2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,137	$4,809
Restricted cash	57	62
Accounts receivable, net of allowance for doubtful accounts of $566 and $577 at March 31, 2005 and December 31, 2004, respectively	5,633	6,084
Due from joint venture	75	68
Prepaid expenses and other current assets	943	1,221
Total current assets	9,845	12,244
Equipment and leasehold improvements, at cost:
Computer and office equipment	11,626	11,606
Furniture and fixtures	941	943
Leasehold improvements	867	865
	13,434	13,414
Less-accumulated depreciation and amortization	12,948	12,905
	486	509
Capitalized software development costs, net of accumulated amortization of $10,609 and $10,409 at March 31, 2005 and December 31, 2004, respectively	1,704	1,886
Other assets	113	142
	$12,148	$14,781
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,493	$1,901
Accrued expenses	3,074	3,786
Due to joint venture	—	29
Deferred revenue	10,641	9,786
Total current liabilities	15,208	15,502
Long-term liabilities:
Long-term deferred revenue	157	303
Commitments and contingencies Stockholders’ deficit:
Preferred stock, $.01 par value, authorized 5,000 shares, no shares issued and outstanding	—	—
Common stock, $.01 par value, authorized 50,000 shares; 29,375 and 28,341 shares issued and outstanding at March 31, 2005 and December 31, 2004, respectively	294	283
Additional paid-in capital	81,025	80,339
Accumulated deficit	(84,834)	(81,665)
Accumulated other comprehensive income	115	19
Unamortized stock compensation	183	—
Total stockholders’ deficit	(3,217)	(1,024)
	$12,148	$14,781

The accompanying notes are an integral part of these consolidated financial statements.

AXS-ONE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2005	2004
Revenues:
License fees	$1,022	$2,460
Services	7,016	8,411
Other-related parties	20	51
Total revenues	8,058	10,922

Operating expenses:
Cost of license fees	364	411
Cost of services	4,659	4,269
Sales and marketing	2,588	1,970
Research and development	2,101	1,899
General and administrative	1,348	1,567
Total operating expenses	11,060	10,116
Operating income (loss)	(3,002)	806
Other income (expense):
Interest income	30	25
Interest expense	—	(12)
Equity in losses of joint venture	(24)	(33)
Other expense, net	(173)	(33)
Other expense, net	(167)	(53)
Net income (loss)	$(3,169)	$753

Basic and diluted net income (loss) per common share	$(0.11)	$0.03

Weighted average basic common shares outstanding	28,576	25,250

Weighted average diluted common shares outstanding	28,576	28,782

The accompanying notes are an integral part of these consolidated financial statements.

AXS-ONE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2005	2004

Net income (loss)	$(3,169)	$753
Foreign currency translation adjustment	96	(80)
Comprehensive income (loss)	$(3,073)	$673

The accompanying notes are an integral part of these consolidated financial statements.

AXS-ONE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2005	2004
Cash flows from operating activities:
Net income (loss)	$(3,169)	$753
Adjustments to reconcile net income (loss) to net cash flows provided by (used in) operating activities:
Depreciation and amortization	273	333
Net provision for (recovery of) doubtful accounts	23	(19)
Equity in losses of joint venture	24	33
Consulting services received (provided) in lieu of payment on accounts receivable, net	(14)	8
Restricted stock expense	10	—
Changes in current assets and liabilities:
Restricted cash	4	—
Accounts receivable	392	(1,451)
Due from joint venture	(65)	(6)
Prepaid expenses and other current assets	258	(125)
Accounts payable and accrued expenses	(1,075)	47
Deferred revenue	774	1,996

Net cash flows provided by (used in) operating activities	(2,565)	1,569

Cash flows from investing activities:
Change in other assets	27	20
Loan to joint venture	—	(6)
Capitalized software development costs	(18)	(334)
Purchase of equipment and leasehold improvements	(56)	(116)
Net cash flows used in investing activities	(47)	(436)

Cash flows from financing activities:
Proceeds from exercise of stock options and warrants	870	264
Payments of long-term debt	—	(547)
Net cash flows provided by (used in) financing activities	870	(283)
Foreign currency exchange rate effects on cash and cash equivalents	70	(86)
Net increase (decrease) in cash and cash equivalents	(1,672)	764
Cash and cash equivalents, beginning of period	4,809	2,946
Cash and cash equivalents, end of period	$3,137	$3,710

Supplemental disclosures of cash flow information:
Cash paid during the period for—
Interest	$—	$17
Income taxes	$—	$12

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

(a) Basis of Presentation

The accompanying Consolidated Interim Financial Statements include the accounts of AXS-One Inc. and its wholly owned subsidiaries located in Australia, Singapore, South Africa, and the United Kingdom (collectively, the “Company”).  All significant intercompany transactions and balances have been eliminated.

The Company has a 49% ownership in a joint venture in its South African operation.  The joint venture is considered to be a variable interest entity as defined in FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities” (FIN 46R).  However, the Company has determined that it is not the primary beneficiary.  Accordingly, the Company uses the equity method of accounting for the joint venture whereby investments, including loans to the joint venture, are stated at cost plus or minus the Company’s equity in undistributed earnings or losses.

The Unaudited Consolidated Interim Financial Statements have been prepared by the Company in accordance with U.S. generally accepted accounting principles and, in the opinion of management, contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair presentation of these Consolidated Interim Financial Statements.

The preparation of Consolidated Interim Financial Statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Consolidated Interim Financial Statements and the reported amounts of revenues and expenses during the periods presented.  Actual results could differ from those estimates.  Some of the significant estimates involve allowance for doubtful accounts, recoverability of capitalized software development costs, accrued expenses, provision for income taxes in foreign jurisdictions, assessment of contingencies, and pro forma compensation expense pursuant to SFAS No. 123.

These Consolidated Interim Financial Statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s 2004 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

The results of operations for the three-month period ended March 31, 2005 are not necessarily indicative of results to be expected for the full year 2005 or any future periods.

(b) Revenue Recognition

The Company recognizes revenue in accordance with Statement of Position 97-2, “Software Revenue Recognition” (“SOP 97-2”), and Statement of Position 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions.”  Revenue from non-cancelable software licenses, through both direct and indirect channels, is recognized when the license agreement has been signed or the customer purchase order has been received, delivery has occurred, the fee is fixed or determinable and collectibility is probable.  Revenues from resellers are recorded using the sell-through method whereby the Company recognizes revenue when the software has been licensed to the end user and the above revenue criteria have been met.  For the majority of license sales the Company uses a signed license agreement as evidence of an arrangement.  For maintenance fees, the Company uses a maintenance agreement as evidence of the arrangement.  The Company uses a professional services agreement as evidence of an arrangement for training, custom programming and consulting revenues.  Occasionally, where a master license or services agreement with a customer already exists, the Company accepts the customer’s purchase order as evidence of an arrangement.  Director fee revenue from the joint venture is evidenced by a master agreement governing the relationship.

Revenues from transaction fees associated with a hosting arrangement, billable on a per transaction basis and included in services revenue on the Unaudited Consolidated Statements of Operations, are recognized based on the actual number of transactions processed during the period.

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

The majority of the Company’s training and consulting services are billed based on hourly rates.  The Company generally recognizes revenue as these services are performed when there is also evidence of an arrangement, the fee is fixed or determinable and collectibility is reasonably assured.  However, when the

Company enters into an arrangement that requires it to perform significant work either to alter the underlying software or to build additional complex interfaces so that the software performs as the customer requests, the Company recognizes the entire fee using the percentage of completion method of accounting.  This would apply to the Company’s custom programming services which are generally contracted on a fixed fee basis.  Anticipated losses, if any, are charged to operations in the period such losses are determined to be probable.

Revenues from joint ventures (included in Revenues: Other-Related Parties in the Unaudited Consolidated Statements of Operations) includes consulting revenue for the joint ventures’ use of the Company’s South African subsidiary’s consultants and for director’s fees for the Company’s subsidiary providing director services to the joint venture (2004 period only) in accordance with the joint venture agreement.  Revenue is recognized upon performance of the services.

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

As of March 31, 2005, AXS-One’s total exposure to loss as a result of its involvement in African Solutions is $75, representing the Company’s net investment in African Solutions as of March 31, 2005.

Presented below is selected financial data for African Solutions as of March 31, 2005 and for the three months ended March 31, 2005 and 2004.

	Three Months Ended March 31,
	2005	2004
Total revenues	$273	$333
Operating income (loss)	$5	$(27)

Total assets were $355 and $535 as of March 31, 2005 and December 31, 2004, respectively.  Total stockholders’ deficit was ($1,648) and ($1,765) as of March 31, 2005 and December 31, 2004, respectively.

(d) Stock-Based Compensation

FASB Statement No. 148, “Accounting for Stock Based Compensation-Transition and Disclosure, an Amendment of FASB Statement No. 123” (“SFAS 148”) provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based compensation.  However, it allows an entity to continue to measure compensation cost for stock instruments granted to employees using the intrinsic-value method of accounting prescribed by Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees,” provided it discloses the effect of SFAS 123, as amended by SFAS 148, in the footnotes to the financial statements.  In December 2004, the FASB issued SFAS 123 (revised 2004), “Share-Based Payment” (SFAS 123R), which replaces SFAS 123 and supercedes APB Opinion No. 25.  SFAS 123R requires all share-based payments to employees, including grants of employee stock options and restricted stock grants, to be recognized as a compensation cost based on their fair values.  The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition.  The Company is required to adopt SFAS 123R no later than January 1, 2006.  Until that time, the Company has chosen to continue to account for stock-based compensation using the intrinsic-value method.  Accordingly, no stock option related compensation expense has been recognized in the consolidated statements of operations, as all options granted had an exercise price equal to the market value of the underlying stock on the date of grant.

On January 3, 2005, the Company issued 75 shares of restricted stock to certain employees with a vesting term of five years subject to acceleration in accordance with the grant stipulations.  The fair value of the restricted stock awards on the date of grant was $193 which was charged to stockholder’s deficit and is being amortized over the vesting period of the grants subject to acceleration should the vesting period be accelerated.  For the quarter ended March 31, 2005, the Company had recognized $10 as compensation expense leaving a net balance of deferred compensation of $183 as of March 31, 2005.

Had the Company, however, elected to recognize compensation cost based on fair value method at the date of grant under SFAS 123, as amended by SFAS 148, such costs would have been recognized ratably over the vesting period of the underlying instruments and the Company’s net income (loss) and net income (loss) per common share would have changed to the pro forma amounts indicated in the table below.

	Three Months Ended March 31,
	2005	2004

Net income (loss) as reported	$(3,169)	$753
Add: Restricted stock expense	10	—
Deduct: Total stock based employee compensation determined under fair value based method for all awards	469	180
Pro forma net income (loss)	$(3,628)	$573

Net income (loss) per common share:
Basic - as reported	$(0.11)	$0.03
Basic - pro forma	(0.13)	0.02

Diluted- as reported	$(0.11)	$0.03
Diluted - pro forma	(0.13)	0.02

The Company has used the Black-Scholes option-pricing model in calculating the fair value of options granted.  The assumptions used and the weighted average information for the three months ended March 31, 2005 and 2004 are as follows:

	Three Months Ended
	March 31,
	2005	2004

Risk-free interest rate	4.77%	4.78%
Expected dividend yield	—	—
Expected lives	5 years	5 years
Expected volatility	100%	103%
Weighted-average grant date fair value of options granted during the period	$2.01	$2.08
Weighted-average remaining contractual life of options outstanding	7.26 years	6.14 years
Weighted-average exercise price of 3,240 and 3,911 options exercisable at March 31, 2005 and 2004, respectively	$1.86	$1.66

2) REVOLVING LINE OF CREDIT AND LONG-TERM DEBT

On March 31, 1998, the Company entered into a Loan and Security Agreement that contained a revolving line of credit and a term loan.  The unpaid principal on the term loan at December 31, 2003 of $547 was fully paid as of March 31, 2004.  The Loan and Security Agreement terminated on May 28, 2004 in accordance with Amendment No. 15.

On August 11, 2004, the Company entered into a two-year Loan and Security Agreement (“Agreement”) which contains a revolving line of credit under which the Company has available the lesser of $4 million or 80% of eligible accounts, as defined.  The available amount under the revolving line of credit at March 31, 2005 was approximately $2.1 million of which no amounts were outstanding.

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

On March 28, 2005, the Company further amended the Agreement (Second Loan Modification) in order to set the EBITDA and adjusted quick ratio quarterly covenants for 2005.  The Company was in compliance with these covenants as of March 31, 2005.

(3) BASIC AND DILUTED NET INCOME (LOSS) PER COMMON SHARE

Basic and diluted net income (loss) per common share is presented in accordance with SFAS No. 128, “Earnings per Share” (“SFAS No. 128”).

Basic net income (loss) per common share is based on the weighted average number of shares of common stock outstanding during the period.  Diluted net income (loss) per common share for the three months ended March 31, 2005 and 2004 does not include the effects of outstanding options to purchase 6,888 and 654 shares of common stock, respectively, and outstanding warrants to purchase 516 and zero shares of common stock, respectively, as the effect of their inclusion is anti-dilutive for the periods.

The following represents the calculations of the basic and diluted net income (loss) per common share for the three months ended March 31, 2005 and 2004:

	Three Months Ended March 31,
	2005	2004

Net income (loss).	$(3,169)	$753

Weighted average basic common shares outstanding during the periods	28,576	25,250

Dilutive effect of stock options and warrants	—	3,532

Weighted average diluted common shares outstanding during the periods.	28,576	28,782

Basic net income (loss) per common share.	$(0.11)	$0.03

Diluted net income (loss) per common share	$(0.11)	$0.03

(4) OPERATING SEGMENTS

The Company has two product lines that it offers to specific markets as part of its strategy to focus on market opportunities.  The two product lines are as follows:

a)              AXS-One Enterprise Solutions provide an integrated suite of internet-enabled financial management and accounting applications to global 2000 organizations, enabling them to achieve process transparency while maintaining secure access required to meet reporting, control and governance requirements.  AXS-One has an extensive installed customer base for its core financial management products as well as for its Time and Billing components, a full suite of business solutions and services optimized to address the requirements of organizations that primarily sell professionals’ time.

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

	AXS-One	Compliance
	Enterprise	Platform
	Solutions	Solutions	Total

Three Months Ended March 31, 2005
Revenues:
License fees	$495	$527	$1,022
Services	5,064	1,952	7,016
Total revenues, excluding related party revenue	5,559	2,479	8,038
Operating income (loss)	1,871	(2,985)	(1,114)
Total assets	8,813	3,335	12,148
Capital expenditures	50	6	56
Depreciation and amortization	175	98	273

Three Months Ended March 31, 2004
Revenues:
License fees	$640	$1,820	$2,460
Services	7,213	1,198	8,411
Total revenues, excluding related party revenue	7,853	3,018	10,871
Operating income	1,080	1,499	2,579
Total assets	12,347	2,340	14,687
Capital expenditures	104	12	116
Depreciation and amortization	327	6	333

Reconciliation of total segment operating income (loss) to consolidated operating income (loss):

	Three Months Ended
	March 31, 2005	March 31, 2004

Operating income (loss) from reportable segments	$(1,114)	$2,579
Unallocated revenue, other-related parties	20	51
Unallocated general and administrative expenses	(1,348)	(1,552)
Other corporate unallocated expenses	(560)	(272)
Total consolidated operating income (loss)	$(3,002)	$806

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

(8) RESTRUCTURING AND OTHER COSTS

On June 30, 2004, in order to streamline and reorganize the Company to better meet its long-term goals, the Company eliminated 25 positions in the United States and 11 positions in its foreign operations.  The Company recorded a charge to operations in the second quarter totaling approximately $0.8 million related to involuntary termination benefits to be paid to the terminated employees.  The severance accrual was adjusted down by approximately $0.1 million in the third quarter mainly due to the re-assignment of two people previously scheduled for termination.  All amounts related to this restructuring had been paid as of December 31, 2004.

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

Revenues and long-lived assets for the Company’s United States, United Kingdom, Australia and Southeast Asia and South Africa operations are as follows:

	Three Months Ended March 31,
Revenues: (1)	2005	2004

United States	$5,395	$7,710
United Kingdom	1,188	1,187
Australia and Southeast Asia	907	1,194
South Africa	568	831
Total Consolidated	$8,058	$10,922

(1) Revenues are attributed to geographic area based on location of sales office

	March 31,	December 31,
Long Lived Assets:	2005	2004

United States	$1,902	$2,094
United Kingdom	86	87
Australia and Southeast Asia	178	185
South Africa	24	29
Total Consolidated	$2,190	$2,395

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Consolidated Interim Financial Statements and Notes thereto and is qualified in its entirety by reference thereto.

This Report contains statements of a forward-looking nature within the meaning of the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, relating to future events or the future financial performance of AXS-One.  Investors are cautioned that such statements are only predictions and that actual events or results may differ materially.  In evaluating such statements, investors should specifically consider the various factors identified in this Report which could cause actual results to differ materially from those indicated by such forward-looking statements, including the matters set forth in “Business—Risk Factors” in our 2004 Annual Report on Form 10-K.

Executive Overview

We are a leading provider of Records Compliance Management and Financial Management software solutions designed to reduce the inherent risks associated with retaining and managing corporate records as well as to efficiently manage complex business processes.  We have implemented high-volume, interoperable, scalable and secure business solutions for global 2000 companies.  Our Web Services-based technology has been critically acclaimed as best of class.  Our Records Compliance Management solutions deliver an integrated platform providing content management-based solutions for disparate electronic record types.  This includes e-mail and instant messaging, SAP, electronic print report (Books and Records) archival and records management, as well as supervision and legal discovery functionality for regulatory compliance and corporate governance, and for operational efficiency.  See “Item 1.  Business” in our 2004 Annual Report on Form 10-K.

Our revenues are derived mainly from license fees from software license agreements entered into with our customers, including through resellers, for both our products and, to a lesser degree, third party products resold by us and services revenues from software maintenance agreements, training, consulting services including installation and custom programming.  We also derive a small amount of revenue (less than 2% of total revenues in 2004) from hosting arrangements.

We are based in Rutherford, New Jersey with 247 full-time employees as of March 31, 2005, in offices worldwide, including Australia, Singapore, South Africa, the United Kingdom and the United States.  Our foreign offices generated approximately 36.7% and 36.4% of our total revenues for the three months ended March 31, 2005 and 2004, respectively.  We expect that such revenues will continue to represent a significant percentage of our total revenues in the future.  Most of our international license fees and services revenues are denominated in foreign currencies.  Fluctuations in the value of foreign currencies relative to the U.S. dollar in the future could result in fluctuations in our revenue.

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

In order to expand our customer base, we have been actively seeking partnerships with resellers to supplement our direct sales force.  During the first quarter of 2005, these efforts resulted in our announcement of alliances with Sun Microsystems and StorageTek.  We have signed a Technology Development and License Agreement with Sun Microsystems.  Under the terms of the agreement, Sun will license the AXS-One Compliance Platform Solutions and integrate it as a key component of the Sun Compliance and Content Management Solution.  The new solution, with the AXS-One Compliance Platform, is intended to replace Sun’s current e-mail archiving solution, Infinite Mailbox. AXS-One and Sun are collaborating on developing additional features to ensure that the new offering seamlessly provides existing and future customers with a single, scalable framework that can archive and manage all electronic records, including e-mail, while addressing storage, compliance, and content management challenges.  The Sun Compliance and Content Management Solution is sold (including through resellers), serviced and supported by Sun worldwide.  We also have joined StorageTek’s TekAlliance Partner Program as a result of completing certification and interoperability testing of the AXS-One Compliance Platform (TM) with StorageTek offerings.  Mutual customers now have access to jointly supported storage solutions to better meet their specific ILM and storage needs.  Under the terms of the alliance, StorageTek will offer its customers a total information lifecycle management solution that provides an e-mail and document archive infrastructure.

We have experienced, and may in the future experience, significant fluctuations in our quarterly and annual revenues, results of operations and cash flows.  We believe that domestic and international operating results and cash flows will continue to fluctuate significantly in the future as a result of a variety of factors.  For a description of these factors that may affect our operating results, see “Business—Risk Factors” in our 2004 Annual Report on Form 10-K.

In September 2004, we announced that the four largest UK-based tour operators (Thomas Cook, MyTravel, First Choice and TUI) had signed three year subscription agreements with AXS-One for our e-delivery service – based on the AXS-One Central archive – which has been endorsed by the CAA, the UK-based Civil Aviation Authority.  The same month, we also signed a similar agreement with one of the largest European ferry companies.  In March 2005, we completed extensive testing of this Travel Bill Presentment application and in April, we began to process live transactions that will generate recurring revenue over the term of the agreements.

We continue to make progress growing our customer base for our e-mail archival and electronic retention management-based solutions.  This includes both extending opportunities within existing customers as well as securing new customers.

On March 31, 2005, we announced the general release of our Enterprise Financials Version 9.0 – Compliance Edition and have begun to schedule upgrades at a number of our current customers.

Results of Operations

The following table sets forth for the periods indicated, certain operating data, and data as a percentage of total revenues:

	Three Months Ended		Three Months Ended
	March 31, 2005		March 31, 2004
		Data as a		Data as a
	As	percent of	As	percent of
(in thousands)	Reported	revenue	Reported	revenue
	Unaudited		Unaudited
Revenues:
License fees	$1,022	12.7%	$2,460	22.5%
Services	7,016	87.1	8,411	77.0
Other-related parties	20	0.2	51	0.5
Total revenues	8,058	100.0	10,922	100.0

Operating expenses:
Cost of license fees	364	4.5	411	3.8
Cost of services	4,659	57.8	4,269	39.1
Sales and marketing	2,588	32.1	1,970	18.0
Research and development	2,101	26.1	1,899	17.4
General and administrative	1,348	16.7	1,567	14.3
Total operating expenses	11,060	137.2	10,116	92.6
Operating income (loss)	(3,002)	(37.2)	806	7.4
Other income (expense):
Equity in losses of joint ventures	(24)	(0.3)	(33)	(0.3)
Other expense, net	(143)	(1.8)	(20)	(0.2)
Other expense, net	(167)	(2.1)	(53)	(0.5)
Net income (loss)	$(3,169)	(39.3)%	$753	6.9%

Comparison of 2005 to 2004 First Quarter Results

Revenues

Total revenues decreased $2.9 million or 26.2% for the three months ended March 31, 2005, as compared to the three months ended March 31, 2004 due to decreases of 58.5% and 16.6% in license fees and services revenues, respectively.  The decrease in license fees was mainly attributable to a decrease of $1.1 million in our U.S. operations resulting from slower sales of our new Records Compliance Management Product to new and existing customers and a longer sales cycle than expected with respect to a number of potential customers.  There was also a $0.3 million license fee in the first quarter of 2004 from one customer in our South Africa operation and no similar contract in the 2005 period.

The following table sets forth for the periods indicated each major category of our services revenues as a percent of total services revenues:

	Three Months Ended March 31,
	2005		2004
(in thousands)	Amount	% of Total	Amount	% of Total
Maintenance	$4,129	58.8%	$4,320	51.4%
Consulting	2,812	40.1%	3,776	44.9%
Training	5	0.1%	17	0.2%
Custom programming	70	1.0%	298	3.5%
Total services revenue	$7,016	100.0%	$8,411	100.0%

The decrease in services revenues resulted mainly from a decrease of $1.0 million in consulting revenue as many customers, by the end of 2004, had completed upgrades to previously released supported versions of our enterprise financials product and the newest version, version 9.0, was not released until March 31, 2005.  The majority of our consulting revenue has historically been generated from implementations and upgrades of our enterprise financial customers.  We expect that as we grow our customer base from new licenses of our records compliance management software, we will generate a higher level of consulting revenues from these products.  Maintenance revenue was lower by $0.2 million in 2005 compared to 2004 mainly due to recognition of amounts in 2004 that had been deferred from prior periods in the U.S. operation because of their past due payment status.  There were also customer cancellations of maintenance contracts at the end of 2004 in the U.K. operation which impacted the first quarter of 2005.  There was a $0.2 million decrease in custom programming due to a large agreement with one customer in the U.S. operation in the 2004 period that did not recur in the 2005 period.

The following table sets forth the breakdown of other-related party revenue:

	Three Months Ended March 31,
(in thousands)	2005	2004
Directors’ fee revenue	$—	$9
Consulting revenue	20	42
Total revenues	$20	$51

Other-Related Party revenues include directors’ fee revenue and consulting revenue from African Solutions.  The decrease in directors’ fee revenue for the three months ended March 31, 2005 as compared to the same period in 2004 resulted from our decision in the fourth quarter of 2004 to temporarily stop charging directors’ fees until African Solutions becomes profitable.  The decrease in consulting revenue resulted from decreased use of consultants by African Solutions, choosing instead to utilize their own internal staff.

For both periods, we had a concentration of total revenues with one customer.  Total revenues included $0.9 million or 11.3% and $1.9 million or 17.6% of total revenues from one customer for the three months ended March 31, 2005 and 2004, respectively.

Expenses

Cost of license fees consist primarily of amortization of capitalized software development costs and amounts paid to third parties with respect to products we resell in conjunction with the licensing of our products.  The elements can vary substantially from period to period as a percentage of license fees.  Cost of license fees decreased $47,000 or 11.4% for the three months ended March 31, 2005 as compared to the same period in 2004.  A $65,000 decrease in amortization of capitalized software costs as a result of certain costs becoming fully amortized in 2004 was partially offset by an $18,000 increase in third party royalties for third party software used in conjunction with our software (includes both embedded software and separately sold modules).

Cost of services consists primarily of personnel and third party costs for product quality assurance, training, installation, consulting and customer support.  Cost of services increased $0.4 million or 9.1% for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004.  The increase is primarily due to an increase of $152,000 in outside consulting expense due to the use of outside consultants to supplement our internal employees on a large project in our South African operation.  The increase is also the result of an increase of approximately $0.3 million in expenses related to a U.K. services contract that were deferred in 2004 and recognized in 2005 when the work was substantially completed and the related revenue was recognized.

Sales and marketing expenses consist primarily of salaries, commission and bonuses related to sales and marketing personnel, as well as travel and promotional expenses.  Sales and marketing expenses increased $0.6 million or 31.4% for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004.  The increase is primarily a result of an increase of $0.4 million in salaries and wages and related benefits due to new hires particularly in our U.S. and Singapore operations.  There were also increases of $0.1 million in travel and living expenses, $0.1 million in other employee related expenses, $53,000 in marketing programs expense and $41,000 in miscellaneous other expenses, partially offset by a decrease of $0.1 million in variable compensation due to decreased license revenue.

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

Research and development expenses (net of capitalized software development costs) increased $0.2 million or 10.6% for the three months ended March 31, 2005 as compared to the same period in 2004.  The increase is primarily the result of a decrease in the amount of capitalized software development costs.  We capitalized software development costs of $18,000 for the three months ended March 31, 2005 as compared to $0.3 million for the comparable prior year period which resulted in increased salary and wages expense for the 2005 period.  This increase was partially offset by a decrease in salaries and wages for the 2005 period due to lower headcount.  The rate of capitalization of software development costs may fluctuate depending on the mix and stage of development of our product development and engineering projects.

General and administrative expenses consist primarily of salaries for administrative, executive and financial personnel, and outside professional fees.  General and administrative expenses decreased $0.2 million or 14.0% for the three months ended March 31, 2005, as compared to the three months ended March 31, 2004.  The decrease is primarily the result of decreases of approximately $152,000 in recruiting expenses, $77,000 in other personnel related expenses and $40,000 in facilities expense due to the release of a liability during the first quarter of 2005 at our Rutherford office.  The decrease was partially offset by an increase of $73,000 in consulting expense primarily due to the use of an outside consulting firm to assist with compliance with Sarbanes-Oxley Section 404, related to Internal Control over Financial Reporting.  We expect that we will continue to have increased costs related to this process throughout 2005.

Operating Income (Loss)

Operating income (loss) decreased from income of $0.8 million for the three months ended March 31, 2004 to a loss of ($3.0) million for the three months ended March 31, 2005 due to the increase in operating expenses and decrease in total revenues.

Other Expense, Net

Other expense, net increased $114,000 for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004 as a result of an increase in foreign currency exchange losses.

Results of Operations

As a consequence of the above, net income (loss) decreased from net income of $0.8 million for the three months ended March 31, 2004 to a net loss of ($3.2) million for the three months ended March 31, 2005.

Liquidity and Capital Resources

On April 5, 2004, we completed a private placement of shares of common stock that resulted in the receipt of net proceeds of approximately $7.7 million.  Prior to that we had a Loan and Security Agreement (“Agreement”) that contained a revolving line of credit and a term loan.  The term loan was paid in full as of March 31, 2004, and no amounts remain outstanding.  The Agreement terminated on May 28, 2004 as per the Amendment 15.  On August 11, 2004, the Company entered into a new two-year Loan and Security Agreement which contains a revolving line of credit under which the Company has available the lesser of $4 million or 80% of eligible accounts, as defined (See Note 2 to the Consolidated Interim Financial Statements).  The available amount under the revolving line of credit at March 31, 2005 was approximately $2.1 million of which no amounts were outstanding.

On January 27, 2005, we amended the Loan and Security Agreement (First Loan Modification) to revise the financial covenant based on EBITDA for the six months ended December 31, 2004.  We were in compliance with this revised covenant and all other covenants as of December 31, 2004.

On March 28, 2005, we further amended the Agreement (Second Loan Modification) in order to set the EBITDA and adjusted quick ratio covenants for 2005.  We were in compliance with all financial covenants as of March 31, 2005.

Our operating activities provided (used) cash of ($2.6) million and $1.6 million for the three months ended March 31, 2005 and 2004, respectively.  Net cash used in operations during the three months ended March 31, 2005 is primarily the result of the net loss and a decrease in accounts payable and accrued expenses.  This was partially offset by a decrease in accounts receivable due to collection of amounts due and an increase in deferred revenue due to annual maintenance contract renewals.

Net cash provided by operating activities during the three months ended March 31, 2004 was primarily the result of the net income, non-cash depreciation and amortization and an increase in deferred revenue partially offset by an increase in accounts receivable.  The increase in deferred revenue was mainly the result of new agreements executed in the first quarter as well as annual maintenance renewal increases.

The increase in accounts receivable was mainly the result of new license billings at the end of the quarter.

Our investing activities used cash of $47,000 and $0.4 million for the three months ended March 31, 2005 and 2004, respectively.  The uses of cash for both periods were primarily for capitalized software development costs related to development of new products as well as significant enhancements to certain existing products and for the purchase of computer equipment.

Cash provided (used) by financing activities was $0.9 million and ($0.3) million for the three months ended March 31, 2005 and 2004, respectively.  Cash provided by financing activities in the first quarter of 2005 resulted from the exercise of stock options during the period.  For the 2004 period, cash was primarily used to pay the remaining balance of the outstanding term loan.  This was partially offset by proceeds received from the exercise of stock options and warrants during the period.

We have no significant capital commitments.  Planned capital expenditures for the year 2005 total approximately $0.5 million, including any software development costs that may qualify for capitalization under SFAS 86.  Our aggregate minimum operating lease payments for 2005 will be approximately $1.9 million.  We generated a net loss of ($5.2) million for the year ended December 31, 2004 after generating net income of $2.3 million and $1.9 million for the years ended December 31, 2003 and 2002, respectively.  For the year ended December 31, 2004, we experienced a decline in revenue as our business has shifted to focus more heavily on the records compliance management business.  Management’s initiatives over the last two years, including the restructuring in June of 2004 and the April 2004 private placement of common stock, have been designed to improve operating results and liquidity and better position AXS-One to compete under current market conditions.  As a result of these efforts, we expect that our current cash balance, availability of borrowing capacity under our bank line of credit and operating cash flow should be sufficient to fund our working capital requirements through 2005.  However, we may in the future be required to seek new sources of financing or future accommodations from our existing lender or other financial institutions, or we may seek equity infusions from private investors.  We may also be required to further reduce operating costs in order to meet our obligations.  Our ability to fund our operations throughout 2005 is heavily dependent on the growth of our revenues over 2004 and first quarter 2005 levels.  Additionally, there is a risk that cash held by our foreign subsidiaries may not be readily available for use in our U.S. operations to pay our obligations as the transfer of funds is sometimes delayed due to various foreign government restrictions.  No assurance can be given that management’s initiatives will be successful or that any such additional sources of financing, lender accommodations or equity infusions will be available.

Segment Information

For the three months ended March 31, 2005, AXS-One Enterprise Solutions had license fee revenues of $0.5 million compared to $0.6 million for the comparable prior year period; services revenue of $5.1 million compared to $7.2 million for the comparable prior year period; and operating income of $1.9 million compared to $1.1 million for the comparable prior year period.  License fees were lower for the three months ended March 31, 2005 due to less demand for additional users and Web based add-on products than in the prior year.  Service revenues decreased due to less demand for consulting services in the installed base as customers had already upgraded to the latest version of our software and the new version was not made available until March 31, 2005.  Operating income for the three months ended March 31, 2005 increased $0.8 million from the corresponding prior year period primarily as a result of a decrease in operating expenses as our focus has shifted to development, sales and marketing of our records compliance management solutions.

Records Compliance Platform Solutions had license fee revenues of $0.5 million for the three months ended March 31, 2005 compared to $1.8 million for the comparable prior year period; service revenues of $2.0 million compared to $1.2 million for the comparable prior year period; and an operating loss of $3.0 million compared to operating income of $1.5 million for the comparable prior year period.  The decrease in license revenues was primarily the result of slower sales to new customers.  The increase in service revenues was primarily due to increased demand for consulting services to implement software sold in 2004.  The decrease in operating income (loss) from 2004 was mainly the result of the decrease in total revenues and an increase in operating expenses incurred for the development and sales and marketing of this product line during the quarter.

Critical Accounting Policies

Our critical accounting policies are as follows:

•                  Revenue recognition and

•                  Capitalized software development costs.

Revenue Recognition

We derive our revenue primarily from two sources: (i) software licenses and (ii) services and support revenue, which includes software maintenance, hosting services, training, consulting and custom programming revenue.  We also derive a limited amount of consulting revenue and directors’ fees from the related party joint venture in South Africa (less than 1% of total revenue in 2004).  As described below, significant management judgments and estimates must be made and used in connection with the revenue recognized in any accounting period.  Material differences may result in the amount and timing of our revenue for any period if our management made different judgments or utilized different estimates.

We normally license our software products on a perpetual basis.  Each license agreement generally includes a provision for initial post-contract support (maintenance).  For the majority of license sales we use a signed license agreement as evidence of an arrangement.  For maintenance fees, we use a maintenance agreement as evidence of the arrangement.  We use a professional services agreement as evidence of an arrangement for our training, custom programming and consulting revenues.  Occasionally, where a master license or services agreement with a customer already exists, we accept the customer’s purchase order as evidence of an arrangement.  Director fee revenues from our joint venture are evidenced by a master agreement governing the relationship.

We recognize revenue in accordance with Statement of Position 97-2, “Software Revenue Recognition” (“SOP 97-2”), and Statement of Position 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions.”  Revenue from non-cancelable software licenses is recognized when the license agreement has been signed, delivery has occurred, the fee is fixed or determinable and collectibility is probable.  Revenues from resellers are recorded using the sell through method whereby we recognize revenue when the software has been licensed to the end user and the above revenue recognition criteria have been met.  In multiple element arrangements, we defer the vendor-specific objective evidence of fair value (“VSOE”) related to the undelivered elements and recognize revenue on the delivered elements using the residual method.  The most commonly deferred element is initial maintenance, which is recognized on a straight-line basis over the initial maintenance term.  The VSOE of maintenance is determined by using a consistent percentage of maintenance fee to license fee based on renewal rates.  Maintenance fees in subsequent years are recognized on a straight-line basis over the life of the applicable agreement.  Maintenance contracts entitle the customer to hot-line support and all unspecified product upgrades released during the term of the maintenance contract.  Upgrades include any and all unspecified patches or releases related to a licensed software product.  Maintenance does not include implementation services to install these upgrades.

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

The majority of our training and consulting services are billed based on hourly rates.  We generally recognize revenue as these services are performed.  However, when we enter into an arrangement that requires us to perform significant work either to alter the underlying software or to build additional complex interfaces so that the software performs as the customer requests, we recognize the entire fee using the percentage of completion method of accounting.  This would apply to our custom programming services, which are generally contracted on a fixed fee basis.  Anticipated losses, if any, are charged to operations in the period such losses are determined to be probable.

Revenues from transaction fees associated with a hosting arrangement, billable on a per transaction basis and included in services revenue on the Unaudited Consolidated Statements of Operations, are recognized based on the actual number of transactions processed during the period.

Revenues from joint ventures (included in Revenues: Other-Related Parties in our Consolidated Statements of Operations) includes consulting revenue for the joint ventures’ use of our South African subsidiary’s consultants and directors’ fees (2004 period only) in accordance with the joint venture agreement.  Revenue is recognized upon performance of the services.

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

Recently Issued Accounting Standards

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R), which replaces SFAS No. 123 and supersedes APB Opinion No. 25.  SFAS No. 123R addresses the accounting for transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments.  SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options and restrictive stock grants, to be recognized as a compensation cost based on their fair values.  The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition.  We are required to adopt SFAS No. 123R no later than January 1, 2006.  Under SFAS No. 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options.  Under the retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented.  The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated.  We are evaluating the requirements of SFAS No. 123R and expect that the adoption of SFAS No. 123R will have a material impact on our consolidated results of operations and earnings per share.

On December 16, 2004, the FASB issued Statement No. 153, “Exchanges of Non-monetary Assets,” an amendment of APB Opinion No. 29.  Statement No. 153 addresses the measurement of exchanges of non-monetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged.  The Statement is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005.  We do not believe adoption of Statement No. 153 will have a material effect on our consolidated financial position, results of operations or cash flows.

On December 21, 2004, the FASB issued FASB Staff Position No. FAS 109-2 (FAS 109-2), “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.”  The American Jobs Creation Act introduces a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met.  FAS 109-2 provides accounting and disclosure guidance for the repatriation provision.  FAS 109-2 is effective immediately, though the Treasury Department or

Congress is expected to provide additional clarifying language on key elements of the repatriation provision.  The adoption of FAS 109-2 did not have a material effect on our consolidated financial position, results of operations or cash flows as we do not currently have foreign earnings available for repatriation.

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

See our 2004 Annual Report on Form 10K for a discussion of risk factors.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

Our chief executive officer and our chief financial officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rule 13a-15(e)) as of March 31, 2005 (the “Evaluation Date”), have concluded that as of the Evaluation Date, our disclosure controls and procedures were effective and designed to ensure that material information relating to us and our consolidated subsidiaries would be collected and made known to them by others within those entities as appropriate to allow timely decisions regarding required disclosure of such information.

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

Item 6.           Exhibits

Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certifications – William P. Lyons
Exhibit 31.2	Rule 13a-14(a)/15d-14(a) Certifications – Joseph Dwyer
Exhibit 32	Officer Certifications under 18 USC 1350

AXS-ONE INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AXS-ONE INC.

Date: May 13, 2005	By:	/s/ William P. Lyons
William P. Lyons Chairman of the Board and Chief Executive Officer

	By:	/s/ Joseph Dwyer
Joseph Dwyer Executive Vice President, Chief Financial Officer and Treasurer
(Duly Authorized Officer and Principal Financial Officer)