Form 10-Q
period 2005-06-30
AXS ONE INC
filed 2005-08-12
CIK 947427

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005	Commission File Number 1-13591

AXS-ONE INC.

(Exact name of registrant as specified in its charter)

Delaware	13-2966911
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
301 Route 17 North Rutherford, New Jersey	07070
(Address of principal executive offices)	(Zip Code)

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

YES      X     NO

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES             NO     X

Number of shares outstanding of the issuer's common stock as of August 5, 2005

Class	Number of Shares Outstanding
Common Stock, par value $0.01 per share	33,593,631

AXS-ONE INC.

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

AXS-ONE INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	June 30, 2005	December 31, 2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$7,022	$4,809
Restricted cash	56	62
Accounts receivable, net of allowance for doubtful accounts of $514 and $577 at June 30, 2005 and December 31, 2004, respectively	3,216	6,084
Due from joint venture	106	68
Prepaid expenses and other current assets	700	1,221
Total current assets	11,100	12,244
Equipment and leasehold improvements, at cost:
Computer and office equipment	11,609	11,606
Furniture and fixtures	938	943
Leasehold improvements	865	865
	13,412	13,414
Less—accumulated depreciation and amortization	12,950	12,905
	462	509
Capitalized software development costs, net of accumulated amortization of $10,851 and $10,409 at June 30, 2005 and December 31, 2004, respectively	1,462	1,886
Other assets	53	142
	$13,077	$14,781

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$1,695	$1,901
Accrued expenses	3,667	3,786
Due to joint venture	—	29
Deferred revenue	9,048	9,786
Total current liabilities	14,410	15,502
Long-term liabilities:
Long-term deferred revenue	168	303
Commitments and contingencies
Stockholders' deficit:
Preferred stock, $.01 par value, authorized 5,000 shares, no shares issued and outstanding	—	—
Common stock, $.01 par value, authorized 50,000 shares; 33,594 and 28,341 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively	336	283
Additional paid-in capital	87,114	80,339
Accumulated deficit	(89,193)	(81,665)
Accumulated other comprehensive income	352	19
Unearned stock compensation	(110)	—
Total stockholders' deficit	(1,501)	(1,024)
	$13,077	$14,781

The accompanying notes are an integral part of these consolidated financial statements.

AXS-ONE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Revenues:
License fees	$518	$1,004	$1,540	$3,464
Services	6,944	8,451	13,960	16,862
Other - related parties	17	50	37	101
Total revenues	7,479	9,505	15,537	20,427
Operating expenses:
Cost of license fees	406	375	770	786
Cost of services	4,383	4,528	9,042	8,797
Sales and marketing	2,523	2,455	5,111	4,425
Research and development	2,034	2,037	4,135	3,936
General and administrative	1,437	1,530	2,785	3,097
Restructuring and other costs	863	1,103	863	1,103
Total operating expenses	11,646	12,028	22,706	22,144
Operating loss	(4,167)	(2,523)	(7,169)	(1,717)
Other income (expense):
Interest income	28	40	58	65
Interest expense	(1)	(2)	(1)	(14)
Equity in losses of joint venture	(3)	(49)	(27)	(82)
Other expense, net	(241)	(18)	(414)	(51)
Other expense, net	(217)	(29)	(384)	(82)
Net loss before income taxes	(4,384)	(2,552)	(7,553)	(1,799)
Income tax benefit (expense)	25	(28)	25	(28)
Net loss	$(4,359)	$(2,580)	$(7,528)	$(1,827)
Basic and diluted net loss per common share	$(0.15)	$(0.09)	$(0.26)	$(0.07)
Weighted average basic and diluted common shares outstanding	30,016	27,915	29,300	26,582

The accompanying notes are an integral part of these consolidated financial statements.

AXS-ONE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net loss	$(4,359)	$(2,580)	$(7,528)	$(1,827)
Foreign currency translation adjustment	237	73	333	(7)
Comprehensive loss	$(4,122)	$(2,507)	$(7,195)	$(1,834)

The accompanying notes are an integral part of these consolidated financial statements.

AXS-ONE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2005	2004
Cash flows from operating activities:
Net loss	$(7,528)	$(1,827)
Adjustments to reconcile net loss to net cash flows used in operating activities
(Increase) decrease in cash surrender value of officers' life insurance	58	(10)
Depreciation and amortization	591	685
Net provision for doubtful accounts	5	88
Equity in losses of joint venture	27	82
Consulting services received in lieu of payment on accounts receivable, net	—	67
Non-cash stock compensation expense	19	—
Changes in current assets and liabilities
Restricted cash	5
Accounts receivable	2,780	(2,163)
Due from joint venture	(73)	11
Prepaid expenses and other current assets	475	(169)
Accounts payable and accrued expenses	(202)	1,440
Deferred revenue	(744)	1,406
Net cash flows used in operating activities	(4,587)	(390)
Cash flows from investing activities:
Change in other assets	29	16
Loan to joint venture	(29)	(25)
Capitalized software development costs	(18)	(542)
Purchase of equipment and leasehold improvements	(115)	(212)
Net cash flows used in investing activities	(133)	(763)
Cash flows from financing activities:
Proceeds from exercise of stock options and warrants	924	370
Net proceeds from the sale of common stock	5,775	7,692
Payments of long-term debt	—	(547)
Net cash flows provided by financing activities	6,699	7,515
Foreign currency exchange rate effects on cash and cash equivalents	234	(145)
Net increase in cash and cash equivalents	2,213	6,217
Cash and cash equivalents, beginning of period	4,809	2,946
Cash and cash equivalents, end of period	$7,022	$9,163
Supplemental disclosures of cash flow information:
Cash paid during the period for -
Interest	$—	$21
Income taxes	$—	$16

The accompanying notes are an integral part of these consolidated financial statements.

AXS-ONE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(In thousands, except per share data)
(Unaudited)

(1) OPERATIONS, BUSINESS CONDITIONS AND SIGNIFICANT ACCOUNTING POLICIES

The Company designs, markets and supports records compliance management solutions that include digital archiving, business process management, electronic document delivery and integrated records disposition and discovery for e-mail, instant messaging, images, SAP and other corporate records, as well as financial management applications for global 2000 businesses, and scheduling and time and expense solutions for professional services organizations. The Company also offers consulting, implementation, training, technical support and maintenance services in support of its customers' use of its software products.

(a) Basis of Presentation

The accompanying Consolidated Interim Financial Statements include the accounts of AXS-One Inc. and its wholly owned subsidiaries located in Australia, Singapore, South Africa, and the United Kingdom (collectively, the "Company"). All intercompany transactions and balances have been eliminated.

The Company has a 49% ownership in a joint venture in its South African operation. The joint venture is considered to be a variable interest entity as defined in FASB Interpretation No. 46R, "Consolidation of Variable Interest Entities" (FIN 46R). However, the Company has determined that it is not the primary beneficiary. Accordingly, the Company uses the equity method of accounting for the joint venture whereby investments, including loans to the joint venture, are stated at cost plus or minus the Company's equity in undistributed earnings or losses.

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

These Consolidated Interim Financial Statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's 2004 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

The results of operations for the three and six months ended June 30, 2005 are not necessarily indicative of results to be expected for the full year 2005 or any future periods.

(b) Revenue Recognition

The Company recognizes revenue in accordance with Statement of Position 97-2, "Software Revenue Recognition" ("SOP 97-2"), and Statement of Position 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions." Revenue from non-cancelable software licenses, through both direct and indirect channels, is recognized when the license agreement has been signed or the customer purchase order has been received, delivery has occurred, the fee is fixed or determinable and collectibility is probable. Revenues from resellers are recorded using the sell-through method whereby the Company recognizes revenue when an end user has placed an order

AXS-ONE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS  (continued)
(In thousands, except per share data)
(Unaudited)

with the reseller and the above revenue recognition criteria have been met with respect to the reseller. For the majority of license sales the Company uses a signed license agreement as evidence of an arrangement. For maintenance fees, the Company uses a maintenance agreement as evidence of the arrangement. The Company uses a professional services agreement as evidence of an arrangement for training, custom programming and consulting revenues. Occasionally, where a master license or services agreement with a customer already exists, the Company accepts the customer's purchase order as evidence of an arrangement. Director fee revenue from the joint venture is evidenced by a master agreement governing the relationship.

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

Delivery of software generally occurs when the product (on CDs) is delivered to a common carrier. Occasionally, delivery occurs through electronic means where the software is made available through the Company's secure FTP (File Transfer Protocol) site. The Company does not offer any customers or resellers a right of return.

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

Revenues from the joint venture (included in Revenues: Other-Related Parties in the Unaudited Consolidated Statements of Operations) includes consulting revenue for the joint ventures' use of the Company's South African subsidiary's consultants and for director's fees for the Company's subsidiary providing director services to the joint venture (2004 period only) in accordance with the joint venture agreement. Revenue is recognized upon performance of the services.

The Company assesses assuredness of collection for its revenue transactions based on a number of factors, including past transaction history with the customer and the credit-worthiness of the customer.

AXS-ONE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS  (continued)
(In thousands, except per share data)
(Unaudited)

The Company does not request collateral from its customers. If the Company determines that collection of a fee is uncertain, it defers the fee and recognizes revenue at the time the uncertainty is eliminated, which is generally upon receipt of cash.

In accordance with EITF Issue No. 01-14, "Income Statement Characterization of Reimbursement Received for 'Out of Pocket' Expenses Incurred," reimbursements received for out-of-pocket expenses incurred are classified as services revenue in the Unaudited Consolidated Statements of Operations.

(c) Variable Interest Entity

The Company adopted FIN 46R as required on March 31, 2004. The Company's 49% owned joint venture, African Solutions (Pty) Ltd ("African Solutions"), is considered to be a variable interest entity as defined in FIN 46R. However, the Company has determined that the majority owner, African Legends Technology, absorbs the majority of the expected losses and therefore, African Legends Technology, is the primary beneficiary. Due to the fact that the Company is not the primary beneficiary of African Solutions, the adoption of FIN 46R did not have an impact on the Company's consolidated financial position or results of operations.

African Solutions is acting as a non-exclusive authorized third party service provider to provide consulting and implementation services, and as a non-exclusive representative in providing marketing and promotional services directly to the end users in regard to, among other things, AXS-One's software products. African Solutions conducts business throughout the African continent where its target markets are the Financial Sector and Government Departments.

As of June 30, 2005, AXS-One's total exposure to loss as a result of its involvement in African Solutions is $106, representing the Company's net investment in African Solutions as of June 30, 2005.

Presented below is selected financial data for African Solutions for the three and six months ended June 30, 2005 and 2004, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Total revenues	$276	$381	$548	$714
Operating income (loss)	$45	$(51)	$50	$(78)
Net loss	$(5)	$(99)	$(54)	$(167)

Total assets were $406 and $294 as of June 30, 2005 and 2004, respectively. Total stockholders' deficit was $(1,539) and $(1,765) as of June 30, 2005 and December 31, 2004, respectively.

(d) Stock-Based Compensation

FASB Statement No. 148, "Accounting for Stock Based Compensation-Transition and Disclosure, an Amendment of FASB Statement No. 123" ("SFAS 148") provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based compensation. However, it allows an entity to continue to measure compensation cost for stock instruments granted to employees using the intrinsic-value method of accounting prescribed by Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees," provided it discloses the effect of SFAS 123, as amended by SFAS 148, in the footnotes to the financial statements. In December 2004, the FASB issued SFAS 123 (revised 2004), "Share-Based Payment" (SFAS 123R), which replaces SFAS 123 and supercedes APB Opinion No. 25. SFAS 123R requires all share-based payments to employees, including grants of employee stock options and restricted stock grants, to be recognized as a compensation cost based on their fair values. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. The Company is required to adopt SFAS 123R no later than January 1, 2006. Until that time, the Company has chosen to continue to account for stock-based compensation using the intrinsic-value

AXS-ONE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS  (continued)
(In thousands, except per share data)
(Unaudited)

method. Accordingly, no stock option related compensation expense has been recognized in the consolidated statements of operations as all options granted had an exercise price equal to the market value of the underlying stock on the date of grant.

On January 3, 2005, the Company issued 75 shares of restricted stock to certain employees with a vesting term of five years subject to acceleration in accordance with the grant stipulations. The fair value of the restricted stock awards on the date of grant was $193 which was recorded as Unearned Stock Compensation, a component of stockholder's deficit, and is being amortized over the vesting period of the grants, subject to acceleration based on Company performance. On June 30, 2005, 25 shares were forfeited and the related unearned stock compensation in the amount of $64 was reversed. Compensation expense related to the forfeitures of these shares was immaterial. For the three and six months ended June 30, 2005, the Company recognized $10 and $19, respectively, as compensation expense leaving a net balance of deferred compensation of $110 as of June 30, 2005.

Had the Company, however, elected to recognize compensation cost based on fair value method at the date of grant under SFAS 123, as amended by SFAS 148, such costs would have been recognized ratably over the vesting period of the underlying instruments and the Company's net loss and net loss per common share would have changed to the pro forma amounts indicated in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net loss as reported	$(4,359)	$(2,580)	$(7,528)	$(1,827)
Add: Restricted stock expense	10	—	19	—
Deduct: Total employee stock-based compensation determined under fair value based method for all awards	(451)	(323)	(919)	(560)
Pro forma net loss	$(4,800)	$(2,903)	$(8,428)	$(2,387)
Net loss per common share:
Basic and diluted — as reported	$(0.15)	$(0.09)	$(0.26)	$(0.07)
Basic and diluted — pro forma	(0.16)	(0.11)	(0.29)	(0.09)

AXS-ONE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS  (continued)
(In thousands, except per share data)
(Unaudited)

The Company has used the Black-Scholes option-pricing model in calculating the fair value of options granted. The assumptions used and the weighted average information for the three and six months ended June 30, 2005 and 2004 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Risk-free interest rate	4.22%	5.31%	4.70%	5.25%
Expected dividend yield	—	—	—	—
Expected lives	5 years	5 years	5 years	5 years
Expected volatility	101%	103%	100%	103%
Weighted-average grant date fair value of options granted during the period	$1.18	$3.23	$1.91	$3.11
Weighted-average remaining contractual life of options outstanding	7.0 years	6.5 years	7.0 years	6.5 years
Weighted-average exercise price of 3,407 and 4,038 options exercisable at June 30, 2005 and 2004, respectively	$2.06	$1.79	$2.06	$1.79

(2) REVOLVING LINE OF CREDIT AND LONG-TERM DEBT

On March 31, 1998, the Company entered into a Loan and Security Agreement that contained a revolving line of credit and a term loan. The unpaid principal on the term loan at December 31, 2003 of $547 was fully paid as of March 31, 2004. The Loan and Security Agreement terminated on May 28, 2004 in accordance with Amendment No. 15.

On August 11, 2004, the Company entered into a two-year Loan and Security Agreement ("Agreement") which contains a revolving line of credit under which the Company has available the lesser of $4 million or 80% of eligible accounts, as defined. There was no amount available under the revolving line of credit at June 30, 2005 due to a covenant default as of June 30, 2005. No amounts were outstanding under the Agreement as of June 30, 2005.

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

On March 28, 2005, the Company further amended the Agreement (Second Loan Modification) in order to set the EBITDA and adjusted quick ratio quarterly covenants for 2005. The Company was not in compliance with the EBITDA covenant as of June 30, 2005 and no borrowings were outstanding at that time. The Company is currently in the process of amending the Agreement with its lending institution.

AXS-ONE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS  (continued)
(In thousands, except per share data)
(Unaudited)

(3) BASIC AND DILUTED NET LOSS PER COMMON SHARE

Basic and diluted net loss per common share is presented in accordance with SFAS No. 128, "Earnings per Share" ("SFAS No. 128").

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share for the three and six months ended June 30, 2005 does not include the effects of outstanding options to purchase 6,580 shares of common stock, 50 shares of restricted stock and outstanding warrants to purchase 1,332 shares of common stock for each period as the effect of their inclusion is anti-dilutive for the periods. Diluted net loss per common share for the three and six months ended June 30, 2004 does not include the effects of outstanding options to purchase 6,320 shares of common stock and outstanding warrants to purchase 616 shares of common stock for each period as the effect of their inclusion is anti-dilutive for the periods.

(4) OPERATING SEGMENTS

The Company has two product lines that it offers to specific markets as part of its strategy to focus on market opportunities. The two product lines are as follows:

a)	AXS-One Enterprise Solutions provide an integrated suite of internet-enabled financial management and accounting applications to global 2000 organizations, enabling them to achieve process transparency while maintaining secure access required to meet reporting, control and governance requirements. AXS-One has an extensive installed customer base for its core financial management products as well as for its Time and Billing components, a full suite of business solutions and services optimized to address the requirements of organizations that primarily sell professionals' time.

b)	AXS-One Records Compliance Platform Solutions enable organizations to utilize documents and data generated by their corporate applications as an asset while reducing corporate risk and operational overheads and addressing requirements for corporate governance, legal discovery and industry regulations associated with how corporate records are managed and retained. Utilizing the AXS-One Compliance Platform Solutions, organizations can capture, archive, manage, search, supervise, integrate, share and audit their electronic records, regardless of originating platform. Disparate document and data types can be managed including e-mail, instant messages, images, voice and video, office documents, ERP-generated data such as SAP, and electronic print reports generated by host systems. AXS-One Compliance Platform solutions target large information-centric organizations that can utilize self-service information systems to reduce costs, increase efficiency, improve communications with their customers and improve access to business intelligence.

AXS-ONE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS  (continued)
(In thousands, except per share data)
(Unaudited)

The Company evaluates the performance of its two product lines based on revenues and operating income. Summarized financial information concerning the Company's reportable segments is shown in the following table. The Chief Executive Officer uses the information below in this format while making decisions about allocating resources to each product line and assessing its performance.

	AXS-One Enterprise Solutions	Compliance Platform Solutions	Total
Three Months Ended June 30, 2005
Revenues:
License fees	$256	$262	$518
Services	5,076	1,868	6,944
Total Revenues, excluding related party revenue	5,332	2,130	7,462
Operating income (loss)	1,549	(3,624)	(2,075)
Total assets.	10,898	2,179	13,077
Capital expenditures	53	6	59
Depreciation and amortization	202	116	318
Three Months Ended June 30, 2004
Revenues:
License fees	$228	$776	$1,004
Services	6,923	1,528	8,451
Total Revenues, excluding related party revenue	7,151	2,304	9,455
Operating income (loss)	(644)	444	(200)
Total assets.	18,235	2,358	20,593
Capital expenditures	86	10	96
Depreciation and amortization	345	7	352
Six Months Ended June 30, 2005
Revenues:
License fees	$750	$790	$1,540
Services	10,141	3,819	13,960
Total Revenues, excluding related party revenue	10,891	4,609	15,500
Operating income (loss)	3,420	(6,609)	(3,189)
Total assets.	10,898	2,179	13,077
Capital expenditures	103	12	115
Depreciation and amortization	377	214	591
Six Months Ended June 30, 2004
Revenues:
License fees	$868	$2,596	$3,464
Services	14,136	2,726	16,862
Total Revenues, excluding related party revenue	15,004	5,322	20,326
Operating income	436	1,943	2,379
Total assets.	18,235	2,358	20,593
Capital expenditures	190	22	212
Depreciation and amortization	672	13	685

AXS-ONE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS  (continued)
(In thousands, except per share data)
(Unaudited)

Reconciliation of total segment operating income (loss) to consolidated operating income (loss):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Operating income (loss) from reportable segments	$(2,075)	$(200)	$(3,189)	$2,379
Unallocated revenue, other – related parties	17	50	37	101
Unallocated general and administrative expense	(1,437)	(1,514)	(2,785)	(3,066)
Other corporate unallocated expenses	(672)	(859)	(1,232)	(1,131)
Total consolidated operating loss	$(4,167)	$(2,523)	$(7,169)	$(1,717)

(5) CONTINGENCIES

Historically, the Company has been involved in disputes and/or litigation encountered in its normal course of business. The Company believes that the ultimate outcome of these proceedings will not have a material adverse effect on the Company's business, consolidated financial condition, results of operations or cash flows.

(6) PRIVATE PLACEMENTS

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

The common stock and warrants in the private placement were not registered under the Securities Act of 1933 ("the Act") in reliance upon Section 4(2) of the Act based on the fact that the shares of common stock and the warrants were issued to a small number of accredited investors.

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

On June 17, 2005, the Company entered into a definitive agreement with a number of investors as well as AXS-One Management and Board members to sell 4,534 shares of its common stock for total consideration of $6,750. On June 21, 2005, the closing date, the Company received net proceeds of approximately $5,775 from the investors and issued 4,081 shares of common stock. This excluded amounts due from the Company's management and Board members which together represent 10% of the investment. The closing with respect to the shares being offered to the Company's management and Board members is subject to shareholder approval. The Company also issued, at the same time, warrants to purchase an aggregate of 408 shares of common stock at $1.90 per share and warrants to purchase 408 shares of common stock at $2.15 per share. These warrants are exercisable for a period of three years beginning June 21, 2005. The warrants were classified within permanent equity in accordance with EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company's Own Stock." Warrants to purchase an additional 45 shares of

AXS-ONE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS  (continued)
(In thousands, except per share data)
(Unaudited)

common stock at $1.90 per share and 45 shares of common stock at $2.15 per share are issuable to the Company's management and Board members upon approval of the shareholders. This private placement and issuance of warrants were made pursuant to the terms of a Unit Subscription Agreement, dated as of June 17, 2005, among the Company and several investors.

The common stock and warrants in the private placement were not registered under the Securities Act of 1933 ("the Act") in reliance upon Section 4(2) of the Act based on the fact that the shares of common stock and the warrants were issued to a small number of accredited investors.

On June 23, 2005, the Company filed a Form 8-K with the SEC disclosing details of the private placement and issuance of warrants. On July 13, 2005, the Company filed a Form S-3 registration statement with the SEC covering the resale of 4,081 shares of the common stock issued and 816 shares of the common stock issuable upon exercise of the warrants. The remainder of the shares, representing those issuable to the Company's executive officers and directors, will be registered upon approval of the shareholders. The Form S-3 registration statement, as amended, was declared effective by the SEC on August 3, 2005.

(7) RESTRUCTURING AND OTHER COSTS

On June 30, 2004, in order to streamline and reorganize the Company to better meet its long-term goals, the Company eliminated 25 positions in the United States and 11 positions in its foreign operations. The Company recorded a charge to operations in the second quarter totaling approximately $786 related to involuntary termination benefits to be paid to the terminated employees. The severance accrual was adjusted down by approximately $83 in the third quarter mainly due to the re-assignment of two people previously scheduled for termination. All amounts related to this restructuring had been paid as of December 31, 2004.

In addition, in June 2004, the Company recognized an expense of approximately $317 related to a retirement agreement with the Company's former CEO. The liability for the retirement agreement is included in accrued expenses on the accompanying December 31, 2004 Consolidated Balance Sheet. The Company paid the retirement benefits in January 2005.

On June 30, 2005 the Company eliminated 22 positions in the United States and 6 positions in its foreign operations in order to further streamline the organization. The Company recorded a charge to operations in the second quarter totaling approximately $863 million related to involuntary termination benefits to be paid to the terminated employees. The activity related to the restructuring is as follows:

Involuntary termination costs recorded in June 2005	$863
Cash payments through June 30, 2005	—
Restructuring liability at June 30, 2005	$863

(8) FINANCIAL INFORMATION BY GEOGRAPHIC AREA

SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about reporting segments in interim financial reports issued to shareholders. See Note (4). It also establishes standards for related disclosures about products and services, geographic areas and major customers.

AXS-ONE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS  (continued)
(In thousands, except per share data)
(Unaudited)

Revenues and long-lived assets for the Company's United States, United Kingdom, Australia and Southeast Asia and South Africa operations are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Revenues:(1)	2005	2004	2005	2004
United States	$5,238	$6,619	$10,633	$14,329
United Kingdom	536	1,178	1,724	2,365
Australia and Southeast Asia	934	1,165	1,841	2,359
South Africa	771	543	1,339	1,374
Total Consolidated	$7,479	$9,505	$15,537	$20,427

(1)	Revenues are attributed to geographic area based on location of sales office

Long Lived Assets:	June 30, 2005	December 31, 2004
United States	$1,648	$2,094
United Kingdom	89	87
Australia and Southeast Asia	166	185
South Africa	21	29
Total Consolidated	$1,924	$2,395

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Consolidated Interim Financial Statements and Notes thereto and is qualified in its entirety by reference thereto.

This Report contains statements of a forward-looking nature within the meaning of the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, relating to future events or the future financial performance of AXS-One. Investors are cautioned that such statements are only predictions and that actual events or results may differ materially. In evaluating such statements, investors should specifically consider the various factors identified in this Report which could cause actual results to differ materially from those indicated by such forward-looking statements, including the matters set forth in "Business—Risk Factors" in our 2004 Annual Report on Form 10-K.

Executive Overview

We are a leading provider of Records Compliance Management and Financial Management software solutions designed to reduce the inherent risks associated with retaining and managing corporate records as well as to efficiently manage complex business processes. We have implemented high-volume, interoperable, scalable and secure business solutions for global 2000 companies. Our Web Services-based technology has been critically acclaimed as best of class. Our Records Compliance Management solutions deliver an integrated platform providing content management-based solutions for disparate electronic record types. This includes e-mail and instant messaging, SAP, electronic print report (Books and Records) archival and records management, as well as supervision and legal discovery functionality for regulatory compliance and corporate governance, and for operational efficiency. See "Item 1. Business" in our 2004 Annual Report on Form 10-K.

Our revenues are derived mainly from license fees from software license agreements entered into with our customers, including through resellers, for both our products and, to a lesser degree, third party products resold by us and services revenues from software maintenance agreements, training, consulting services including installation and custom programming. We also derive a small amount of revenue (less than 2% of total revenues in 2004 and less than 1% of total revenues for the three and six months ended June 30, 2005) from hosting arrangements.

We are based in Rutherford, New Jersey with approximately 214 full-time employees, as of June 30, 2005, in offices worldwide, including Asia, Australia, South Africa, the United Kingdom and the United States. Our foreign offices generated approximately 30.0% and 31.6% of our total revenues for the three and six months ended June 30, 2005, respectively, as compared to 30.4% and 29.9%, respectively, for the corresponding prior year periods. We expect that such revenues will continue to represent a significant percentage of our total revenues in the future. Most of our international license fees and services revenues are denominated in foreign currencies. Fluctuations in the value of foreign currencies relative to the US dollar in the future could result in fluctuations in our revenue.

We have a 49% ownership in a joint venture in our South African operation, AXS-One African Solutions (Pty) Ltd ("African Solutions"). African Solutions sells and services our suite of products. We use the equity method of accounting for our investment whereby the investment, including loans to the joint venture, is stated at cost plus or minus our equity in undistributed earnings or losses.

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

We have experienced, and may in the future experience, significant fluctuations in our quarterly and annual revenues, results of operations and cash flows. We believe that domestic and international operating results and cash flows will continue to fluctuate significantly in the future as a result of a variety of factors. For a description of these factors that may affect our operating results, see "Business-Risk Factors" in our 2004 Annual Report on Form 10-K.

On June 21, 2005, we completed a private placement of shares of common stock that resulted in net proceeds of approximately $5.8 million through June 30, 2005. Additional proceeds of $0.7 million are expected to be received from Company executive officers and board members pending approval of the shareholders. A special meeting of the shareholders has been called for September 20, 2005 for this purpose. We expect to use the proceeds from the private placement to strengthen our balance sheet and to develop and continue the business activities of AXS-One. (See Note 6 to the Consolidated Interim Financial Statements.)

On June 21, 2005, Edwin T. Brondo resigned from our Board of Directors and Anthony H. Bloom was elected to fill the vacancy created by Mr. Brondo's resignation. Mr. Bloom will assume Mr. Brondo's position on the Nominating Committee. Allan Weingarten, a current board member, will step down from the Nominating Committee and assume Mr. Brondo's position on the Compensation Committee. All other committee members remain unchanged.

On June 30, 2005, we eliminated 22 positions in our US operations and 6 positions in our foreign operations in order to reduce our fixed operating costs and improve the organization's competitive position. Changes in key management positions in association with this reduction included the elimination of the positions of Chief Marketing Officer held by Mr. Richard Dym and Executive Vice President of Business Development held by Mr. Gennaro Vendome. Mr. Vendome will retain his current position on the Board of Directors. (See Note 7 to the Consolidated Interim Financial Statements.)

Results of Operations

The following table sets forth for the periods indicated, certain operating data, and data as a percentage of total revenues:

	Three Months Ended June 30, 2005		Three Months Ended June 30, 2004
(dollars in thousands)	As Reported	Data as a percent of revenue	As Reported	Data as a percent of revenue
	(Unaudited)		(Unaudited)
Revenues:
License fees	$518	6.9%	$1,004	10.6%
Services	6,944	92.9	8,451	88.9
Other-related parties	17	0.2	50	0.5
Total revenues	7,479	100.0	9,505	100.0
Operating expenses:
Cost of license fees	406	5.5	375	4.0
Cost of services	4,383	58.6	4,528	47.6
Sales and marketing	2,523	33.7	2,455	25.8
Research and development	2,034	27.2	2,037	21.4
General and administrative	1,437	19.2	1,530	16.1
Restructuring and other costs	863	11.5	1,103	11.6
Total operating expenses	11,646	155.7	12,028	126.5
Operating loss	(4,167)	(55.7)	(2,523)	(26.5)
Other income (expense):
Equity in losses of joint venture	(3)	(0.0)	(49)	(0.5)
Other income (expense), net	(214)	(2.9)	20	0.2
Other expense, net	(217)	(2.9)	(29)	(0.3)
Net loss before income taxes	(4,384)	(58.6)	(2,552)	(26.8)
Income tax benefit (expense)	25	0.3	(28)	(0.3)
Net loss	$(4,359)	(58.3)%	$(2,580)	(27.1)%

	Six Months Ended June 30, 2005		Six Months Ended June 30, 2004
(dollars in thousands)	As Reported	Data as a percent of revenue	As Reported	Data as a percent of revenue
	(Unaudited)		(Unaudited)
Revenues:
License fees	$1,540	9.9%	$3,464	17.0%
Services	13,960	89.9	16,862	82.5
Other-related parties	37	0.2	101	0.5
Total revenues	15,537	100.0	20,427	100.0
Operating expenses:
Cost of license fees	770	5.0	786	3.8
Cost of services	9,042	58.2	8,797	43.1
Sales and marketing	5,111	32.9	4,425	21.7
Research and development	4,135	26.6	3,936	19.3
General and administrative	2,785	17.9	3,097	15.1
Restructuring and other costs	863	5.5	1,103	5.4
Total operating expenses	22,706	146.1	22,144	108.4
Operating loss	(7,169)	(46.1)	(1,717)	(8.4)
Other income (expense):
Equity in income (losses) of joint venture	(27)	(0.2)	(82)	(0.4)
Other expense, net	(357)	(2.3)	—	—
Other expense, net	(384)	(2.5)	(82)	(0.4)
Net loss before taxes	(7,553)	(48.6)	(1,799)	(8.8)
Income tax benefit (expense)	25	0.2	(28)	(0.1)
Net loss	$(7,528)	(48.4)%	$(1,827)	(8.9)%

Comparison of Three Months Ended June 30, 2005 to 2004

Revenues

Total revenues decreased $2.0 million or 21.3% for the three months ended June 30, 2005 as compared to the corresponding prior year period due to a decrease in both license fees and services revenue of 48.4% and 17.8%, respectively. The decrease in license fees is mainly the result of a decrease of $0.5 million in our U.S. operations due to slower growth of our Records Compliance Management software product line.

No one customer represented more than 10% of our total revenues for the three months ended June 30, 2005. For the three-month period ended June 30, 2004, we had a concentration of total revenues from one customer of approximately $1.9 million or 20.1% of total revenues.

The following table sets forth, for the periods indicated, each major category of our services revenues as a percent of total services revenues:

	Three Months Ended June 30,
(dollars in thousands)	2005		2004
	Amount	% of Total	Amount	% of Total
Maintenance	$4,235	61.0%	$4,270	50.5%
Consulting	2,648	38.1%	4,090	48.4%
Training	4	0.1%	20	0.2%
Custom programming	57	0.8%	71	0.9%
Total services revenue	$6,944	100.0%	$8,451	100.0%

The decrease in services revenues is mainly a result of a decrease of $1.4 million in consulting revenue due partially to the decrease in new license agreements that typically generate consulting implementation services. In addition, the latest version of our enterprise financial software, version 9.0, was not released until March 31, 2005. We are just now starting the implementation of this upgrade at various customer locations. There was also a large consulting project with one customer in the first half of 2004 and there is no similar project in the 2005 period. Maintenance revenue has remained fairly consistent with the prior year. Decreases in maintenance fees due to customer cancellations have been offset by maintenance from new license agreements and customary annual increases for existing agreements.

Other-Related Parties revenue, as shown in the table below, includes directors' fees and consulting revenue from African Solutions.

(dollars in thousands)	Three Months Ended June 30,
	2005	2004
Management/Directors' fees	$—	$9
Consulting revenue	17	41
Total revenues	$17	$50

The decrease in directors' fee revenue for the three months ended June 30, 2005 as compared to the same period in 2004 resulted from our decision in the fourth quarter of 2004 to temporarily stop charging directors' fees until African Solutions becomes profitable. The decrease in consulting revenue resulted from decreased use of consultants from African Solutions, choosing instead to utilize our own internal staff.

Expenses

Cost of license fees consist primarily of amortization of capitalized software development costs and amounts paid to third parties with respect to products we resell in conjunction with the licensing of our products. The elements can vary substantially from period to period as a percentage of license fees. Cost of license fees increased slightly for the three months ended June 30, 2005, as compared to the corresponding prior year period. An increase of $63,000 in third party royalties for third party software used in conjunction with our software (includes both embedded software and separately sold modules) was mostly offset by a $31,000 decrease in amortization of capitalized software costs as a result of certain costs becoming fully amortized in 2004.

Cost of services consists primarily of personnel and third party costs for product quality assurance, training, installation, consulting and customer support. Cost of services decreased $0.1 million or 3.2% for the three months ended June 30, 2005 as compared to the corresponding prior year period. The decrease for the three-month period is mainly due to decreases of $130,000 in cost of third party services due to decreased use of independent consultants, mostly in the U.S. operations, for new software implementations, $115,000 in billable expenses related to consulting projects, $59,000 in travel and living expenses and $98,000 in facilities related charges. These decreases were mostly offset by an increase of $292,000 in outside consulting expense due to increased use of outside consultants to supplement our internal employees on a large project in our South African operation.

Sales and marketing expenses consist primarily of salaries, commissions and bonuses related to sales and marketing personnel, as well as travel and promotional expenses. Sales and marketing expenses increased approximately $0.1 million or 2.8% for the three months ended June 30, 2005, as compared to the corresponding prior year period. The increase is primarily the result of an increase of $0.4 million in salaries due to increased headcount and related benefits prior to the restructuring, partially offset by decreases of $0.1 million in variable compensation due to lower revenue and $0.1 million in marketing programs expense due mostly to a decrease in trade shows attended.

Research and development expenses consist primarily of personnel costs, costs of equipment, facilities and third party software development costs. Research and development expenses are generally charged to operations as incurred. However, certain software development costs are capitalized in accordance with Statement of Financial Accounting Standards No. 86 ("SFAS 86"). Such capitalized software development costs are generally amortized to cost of license fees on a straight-line basis over periods not exceeding three years.

Research and development expenses (net of capitalized software development costs) remained flat for the three months ended June 30, 2005 as compared to the comparable prior year period. An increase in research and development expense due mainly to a decrease in capitalized software development costs was offset by decreases in temporary and outside consulting expense and bonus expense. We capitalized approximately $208,000 in software development costs in the second quarter of 2004 as compared to none in the second quarter of 2005. The rate of capitalization of software development costs may fluctuate depending on the mix and stage of development of our product development and engineering projects.

General and administrative expenses consist primarily of salaries for administrative, executive and financial personnel, and outside professional fees. General and administrative expenses decreased $0.1 million or 6.1% for the three months ended June 30, 2005 as compared to the corresponding prior year period. The decrease for the three months is primarily as a result of a $0.1 million provision for bad debt in the U.S. and South African operations that was recorded in the second quarter of 2004. There was no similar charge in the 2005 period and a $0.1 million decrease in salaries expense due to decreased headcount. These decreases were partially offset by increases of $48,000 in consulting expense due to the use of an outside consulting firm to assist with compliance with Sarbanes-Oxley Section 404, related to Internal Control over Financial Reporting, and $66,000 in other expenses mostly resulting from the decision to increase the compensation to non-employee board members for the year 2005.

On June 30, 2005, in order to reduce operating costs to better position ourselves in the current market, we eliminated 22 positions in the United States and 6 positions in our foreign operations. We recorded a charge to operations in the second quarter totaling $0.9 million related to involuntary termination benefits to be paid to the terminated employees. On June 30, 2004, we eliminated 25 positions in the United States and 11 positions in our foreign operations and recorded a charge to operations in the second quarter totaling approximately $0.8 million related to involuntary termination benefits which were subsequently paid to the terminated employees. (See Note 7 to the Consolidated Interim Financial Statements.)

In addition, as of June 30, 2004, we recognized approximately $0.3 million related to a retirement agreement with our former CEO. The retirement benefits were paid in the first quarter of 2005.

Operating Loss

Operating loss increased $1.6 million for the three months ended June 30, 2005 as compared to the corresponding prior year period due mainly to a $2.0 million decrease in total revenues partially offset by a $0.4 million decrease in operating expenses.

Other Expense, Net

Other expense, net increased $188,000 to a net expense of $217,000 for the three months ended June 30, 2005, as compared to $29,000 in the same period in 2004. The increased expense is primarily due to foreign exchange losses of approximately $219,000 partially offset by a decrease of $46,000 in equity in losses of joint venture.

Income Tax Benefit (Expense)

The income tax benefit of $25,000 for the three months ended June 30, 2005 represents a refund of prior year taxes paid by our U.K. subsidiary. The income tax provision of $28 thousand for the three months ended June 30, 2004 represented foreign taxes due in our South African subsidiary.

Comparison of Six Months Ended June 30, 2005 to 2004

Revenues

Total revenues decreased $4.9 million or 23.9% for the six months ended June 30, 2005, as compared to the corresponding prior year period. The decrease for the six-month period is mainly attributable to decreases of $1.9 million in license fee revenue mainly in our U.S. and South African operations and $2.9 million in services revenues in both our U.S. and foreign operations. The decrease in license revenues in our U.S. operations is mainly the result of a longer sales cycle than anticipated of our Records Compliance Management software as a number of pending sales were not closed until July. Our South African operation had a $0.3 million contract from one customer in the first half of 2004 and no similar contract in 2005.

Total revenues for the six months ended June 30, 2004 included a concentration of $3.8 million or 18.8% of total revenues from one customer. For the six months ended June 30, 2005, no one customer represented more than 10% of total revenues.

The following table sets forth, for the periods indicated, each major category of our services revenues as a percent of total services revenues:

	Six Months Ended June 30,
(dollars in thousands)	2005		2004
	Amount	% of Total	Amount	% of Total
Maintenance	$8,364	59.9%	$8,590	50.9%
Consulting	5,460	39.1%	7,866	46.7%
Training	9	0.1%	37	0.2%
Custom programming	127	0.9%	369	2.2%
Total services revenue	$13,960	100.0%	$16,862	100.0%

The decrease in services revenues is primarily due to a decrease in consulting revenue. During the first half of 2004 we were engaged in a worldwide consulting project with one customer which generated a significant percentage of our consulting revenue during that period. This project was substantially completed in the third quarter of 2004 and there has been no similar project in the 2005 period. The majority of our consulting revenue has historically been generated from implementations of new licenses and upgrades to newer versions of our existing software. With new license agreements that have signed in July and existing customers requesting implementation services related to upgrades to the latest version of enterprise financials, we expect an improvement in our consulting revenue over the next six months.

Maintenance revenues decreased slightly due mainly to customer cancellations in our U.K. and South African operations mostly offset by new maintenance agreements and customary annual increases of existing agreements worldwide. There was a $0.2 million decrease in custom programming due to a large agreement with one customer in the U.S. operation in the 2004 period that did not recur in the 2005 period.

The following table sets forth, for the periods indicated, each category of other related party revenue:

(dollars in thousands)	Six Months Ended June 30,
	2005	2004
Management/Directors' fee revenue	$—	$18
Consulting revenue	37	83
Total revenues	$37	$101

Other-related parties revenue for the six months ended June 30, 2005 included decreases of $18 thousand and $46 thousand, respectively, in directors' fee revenues and consulting revenue due to the same reasons as those indicated above in the comparison of the quarters ended June 30, 2005 and 2004.

Expenses

Cost of license fees remained relatively flat for the six months ended June 30, 2005, as compared to the corresponding prior year period. An increase of $80,000 in third party software royalty fees for software used in conjunction with our software was mostly offset by a decrease of $96,000 in amortization of capitalized software development costs as a result of certain costs becoming fully amortized in 2004.

Cost of services increased $0.2 million or 2.8% for the six months ended June 30, 2005 as compared to the corresponding prior year period. The increase is mainly due to an increase of $0.4 million in outside consulting expense due to the use of outside consultants to supplement our internal employees on a large project in our South African operation. This increase was partially offset by decreases of $0.1 million in salaries expense due to a decrease in headcount and $0.1 million in variable compensation resulting from the decrease in revenue.

Sales and marketing expenses increased $0.7 million or 15.5% for the six months ended June 30, 2005 as compared to the corresponding prior year period. The increase is primarily a result of increases of $0.7 million in salaries and related benefits due to increased headcount and $0.2 million in travel and living expenses. These increases were partially offset by a decrease of $0.2 million in commission and bonuses expense as a direct result of decreased revenues.

Research and development expenses (net of capitalized software development costs) increased $0.2 million or 5.1% for the six months ended June 30, 2005, as compared to the corresponding prior year period. The increase is primarily the result of a decrease of $0.5 million in capitalized software development costs partially offset by decreases of $0.2 million in salaries due to lower headcount and $0.1 million in outside consultants expense due to completion of a major project in the 2004 period. We capitalized $18,000 in software development costs in the first half of 2005 as compared to $0.5 million in the first half of 2004. The rate of capitalization of software development costs may fluctuate depending on the mix and stage of development of our product development and engineering projects.

General and administrative expenses decreased $0.3 million or 10.1% for the six months ended June 30, 2005 as compared to the corresponding prior year period. The decrease is primarily the result of decreases of approximately $0.2 million in salary expense and related benefits due to lower headcount, $0.1 million in recruiting expenses, $0.1 million in variable compensation due to reduced revenues and $0.1 million in bad debt expense. There was a bad debt provision recorded in the second quarter of 2004 and no similar provision recorded in 2005. These decreases were partially offset by increases of $0.1 million in outside consultants expense due to the consulting firm hired to assist with Sarbanes-Oxley regulations (see the quarter-to-quarter comparison above) and $0.1 million in other expenses resulting mostly from an increase in fees paid to the non-employee directors.

For a discussion of the restructuring and other charges see the quarter-to-quarter comparison above and Note 7 to the Consolidated Interim Financial Statements.

Operating Loss

Operating loss increased $5.5 million for the six months ended June 30, 2005 as compared to the same period in 2004 due to a decrease of $4.9 million in total revenues and an increase of $0.6 million in operating expenses.

Other Expense, Net

Other expense, net increased $0.3 million for the six months ended June 30, 2005 as compared to the same period in 2004 due primarily to foreign exchange losses in our U.K. and South African subsidiaries. Equity in losses of joint venture decreased $55,000 for the six months ended June 30, 2005 as compared to the same period in 2004.

Income Tax Benefit (Provision)

The income tax benefit of $25,000 for the six months ended June 30, 2005 represents a refund of prior year taxes paid by our U.K. subsidiary. The income tax provision of $28,000 for the six months ended June 30, 2004 represented foreign taxes due in our South African subsidiary.

Liquidity and Capital Resources

On June 21, 2005 we completed a private placement of shares of common stock that resulted in the receipt of net proceeds of approximately $5.8 million. On April 5, 2004, we completed a private placement of shares of common stock that resulted in the receipt of net proceeds of approximately $7.7 million (See Note 6 to the Consolidated Interim Financial Statements). Prior to that we had a Loan and Security Agreement ("Agreement") that contained a revolving line of credit and a term loan (See Note 2 to the Consolidated Interim Financial Statements). The term loan was paid in full as of March 31, 2004, and no amounts remain outstanding. The Agreement terminated on May 28, 2004 as per the agreement. On August 11, 2004, the Company entered into a two-year Loan and Security Agreement which contains a revolving line of credit under which the Company has available the lesser of $4 million or 80% of eligible accounts, as defined (See Note 2 to the Consolidated Interim Financial Statements).

On January 27, 2005, we amended the Agreement (First Loan Modification) to revise the financial covenant based on EBITDA for the six months ended December 31, 2004. We were in compliance with this revised covenant and all other covenants as of December 31, 2004.

On March 28, 2005, we further amended the Agreement (Second Loan Modification) in order to set the EBITDA and adjusted quick ratio quarterly covenants for 2005. We were out of compliance with the EBITDA covenant as of June 30, 2005, but are currently negotiating new covenants and expect to execute an amended loan agreement prior to the end of the third quarter that would restore our $4 million bank facility.

Our operating activities used cash of $4.6 million and $0.4 million for the six months ended June 30, 2005 and 2004, respectively. Net cash used by operating activities during the six months ended June 30, 2005 is primarily the result of the net loss and a decrease in deferred revenue partially offset by decreases in accounts receivable, prepaid expenses and other current assets and non-cash depreciation and amortization. The decrease in deferred revenue is mainly the result of the amortization of annual support contracts previously billed. The decrease in accounts receivable is mainly the result of the collection of amounts due and a decrease in new billings.

Net cash used by operating activities during the six months ended June 30, 2004 was primarily the result of the net loss and an increase in accounts receivable partially offset by non-cash depreciation and amortization and an increase in deferred revenue and accounts payable and accrued expenses. The increase in deferred revenue was mainly the result of new agreements executed in the first half of 2004 as well as annual maintenance renewal increases. The increase in accounts receivable was mainly the result of new license billings at the end of the second quarter and an increase in consulting billings related to the increase in revenue. The increase in accounts payable and accrued expenses was mainly due to the accrual for the restructuring and other charges.

Our investing activities used cash of $0.1 million and $0.8 million for the six months ended June 30, 2005 and 2004, respectively. The use of cash for the six months ended June 30, 2005 was primarily for the purchase of computer equipment. The use of cash for the six months ended June 30, 2004 was primarily for capitalized software development costs related to development of new products as well as significant enhancements to certain existing products and for the purchase of computer equipment.

Cash provided by financing activities was $6.7 million and $7.5 million for the six months ended June 30, 2005 and 2004, respectively. For both periods cash was primarily provided by the net proceeds received from the private placements and the exercise of stock options and warrants during the periods. For the six months ended June 30, 2004, net proceeds received from the private placement was partially offset by the payment of the remaining balance of the outstanding term loan.

We have no significant capital commitments. Planned capital expenditures for the year 2005 total approximately $0.5 million, including any software development costs that may qualify for capitalization under SFAS 86. Our aggregate minimum operating lease payments for 2005 will be approximately $1.9 million. Our aggregate minimum royalties payable to third party software providers in accordance with 2005 agreements for third party software used in conjunction with our software is approximately $0.2 million for the remainder of 2005. Future commitments to third party software providers are as follows:

(in thousands)

Year	Amount
2006	$400
2007	125
2008	50
2009	50
Total	$625

We generated a net loss of ($5.2) million for the year ended December 31, 2004 after generating net income of $2.3 million and $1.9 million for the years ended December 31, 2003 and 2002, respectively. For the year ended December 31, 2004, we experienced a decline in revenue as our business shifted to focus more heavily on the records compliance management business. Management's initiatives over the last two years, including the restructurings in June of 2005 and 2004, the private placements of common stock in April of 2004 and June of 2005 and 10% salary cuts of executive management for most of the second half of 2005, have been designed to improve operating results and liquidity and better position AXS-One to compete under current market conditions. As a result of these efforts, we expect that our current cash balance, restored availability of borrowing capacity under our bank line of credit, if amended by the bank, and operating cash flow should be sufficient to fund our working capital requirements through 2005. However, we may in the future be required to seek new sources of financing or future accommodations from our existing lender or other financial institutions, or we may seek equity infusions from private investors. We may also be required to further reduce operating costs in order to meet our obligations. Our ability to fund our operations beyond 2005 is heavily dependent on the growth of our revenues over 2004 and the first half of 2005 levels. There is no assurance that we will be successful in negotiating new financial covenants that will be acceptable to our lending institution. Additionally, there is a risk that cash held by our foreign subsidiaries may not be readily available for use in our U.S. operations to pay our obligations as the transfer of funds is sometimes delayed due to various foreign government restrictions. No assurance can be given that management's initiatives will be successful or that any such additional sources of financing, lender accommodations or equity infusions will be available.

Segment Information

AXS-One Enterprise Solutions

For the three and six months ended June 30, 2005, license fee revenues were $0.3 million and $0.8 million, respectively, compared to $0.2 million and $0.9 million, respectively, for the comparable prior year period. License fees have remained fairly consistent, as we have continued to license new software modules and additional users for previously licensed modules to our existing customers. Service revenues for the three and six months ended June 30, 2005 were $5.1 million and $10.1 million, respectively, compared to $6.9 million and $14.1 million, respectively, for the comparable prior year period. In 2004 we had a large consulting project with one customer that was substantially completed by the end of the third quarter of 2004. There is no similar project in 2005. Enterprise Solutions had operating income (loss) of $1.5 million and $3.4 million, respectively, for the three and six months ended June 2005 as compared to ($0.6) million and $0.4 million, respectively, for the comparable prior year periods. Operating income increased primarily as a result of reductions of expenses in all areas relative to this operating segment as the focus has shifted to the development of Compliance Platform Solutions. We continue to maintain a qualified staff to develop, enhance, support and maintain our financial modules for our customer base.

Compliance Platform Solutions

Compliance Platform Solutions had license fee revenues of $0.3 million and $0.8 million, respectively, for the three and six months ended June 30, 2005, compared to $0.8 million and $2.6 million, respectively for the comparable prior year periods. The decrease in license fee revenues was primarily due to a slower sales cycle than anticipated. A number of contracts expected to sign during the second quarter were delayed until the third quarter. Services revenues for the three and six months ended June 30, 2005 were $1.9 million and $3.8 million, respectively, compared to $1.5 million and $2.7 million, respectively, for the comparable prior year periods. The increase in services revenues was from implementation projects resulting from licenses entered into during the fourth quarter of 2004. Compliance Platform Solutions generated operating losses for the three and six months ended June 30, 2005 of $3.6 million and $6.6 million, respectively, as compared to operating income of $0.4 million and $1.9 million, respectively, for the comparable prior year periods. The operating losses are the result of increased expenses in all areas to develop, market and support this growing operating segment. A reconciliation of segment operating income to consolidated operating income is provided in Note 4 of the Consolidated Interim Financial Statements provided herin.

Critical Accounting Policies

Our critical accounting policies are as follows:

•	Revenue recognition and

•	Capitalized software development costs.

Revenue Recognition

We derive our revenue primarily from two sources: (i) software licenses and (ii) services and support revenue, which includes software maintenance, hosting services, training, consulting and custom programming revenue. We also derive a limited amount of consulting revenue and directors' fees from the related party joint venture in South Africa (less than 1% of total revenue in 2004). As described below, significant management judgments and estimates must be made and used in connection with the revenue recognized in any accounting period. Material differences may result in the amount and timing of our revenue for any period if our management made different judgments or utilized different estimates.

We normally license our software products on a perpetual basis. Each license agreement generally includes a provision for initial post-contract support (maintenance). For the majority of license sales we use a signed license agreement as evidence of an arrangement. For maintenance fees, we use a maintenance agreement as evidence of the arrangement. We use a professional services agreement as evidence of an arrangement for our training, custom programming and consulting revenues. Occasionally, where a master license or services agreement with a customer already exists, we accept the customer's purchase order as evidence of an arrangement. Director fee revenues from our joint venture are evidenced by a master agreement governing the relationship.

We recognize revenue in accordance with Statement of Position 97-2, "Software Revenue Recognition" ("SOP 97-2"), and Statement of Position 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions." Revenue from non-cancelable software licenses is recognized when the license agreement has been signed, delivery has occurred, the fee is fixed or determinable and collectibility is probable. Revenues from resellers are recorded using the sell-through method whereby we recognize revenue when an end user has placed an order with the reseller and the above revenue recognition criteria have been met with respect to the reseller. In multiple element arrangements, we defer the vendor-specific objective evidence of fair value ("VSOE") related to the undelivered elements and recognize revenue on the delivered elements using the residual method. The most commonly deferred element is initial maintenance, which is recognized on a straight-line basis over the initial maintenance term. The VSOE of maintenance is determined by using a consistent percentage of maintenance fee to license fee based on renewal rates. Maintenance fees in subsequent years are recognized on a straight-line basis over the life of the applicable agreement. Maintenance contracts entitle the customer to hot-line support and all unspecified product upgrades released during the term of the maintenance contract. Upgrades include any and all unspecified patches or releases related to a licensed software product. Maintenance does not include implementation services to install these upgrades.

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

Revenues from joint ventures (included in Revenues: Other-Related Parties in our Consolidated Statements of Operations) includes consulting revenue for the joint ventures' use of our South African subsidiary's consultants and directors' fees (2004 period only) in accordance with the joint venture agreement. Revenue is recognized upon performance of the services.

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

Recently Issued Accounting Standards

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" (SFAS No. 123R), which replaces SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No. 123R addresses the accounting for transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options and restrictive stock grants, to be recognized as a compensation cost based on their fair values. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. We are required to adopt SFAS No. 123R no later than January 1, 2006. Under SFAS No. 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period presented. We are evaluating the requirements of SFAS No. 123R and expect that the adoption of SFAS No. 123R will have a material impact on our consolidated results of operations and net income (loss) per common share.

On December 16, 2004, the FASB issued Statement No. 153, "Exchanges of Non-monetary Assets," an amendment of APB Opinion No. 29. Statement No. 153 addresses the measurement of exchanges of non-monetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. The Statement is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We do not believe adoption of Statement No. 153 will have a material effect on our consolidated financial position, results of operations or cash flows.

On December 21, 2004, the FASB issued FASB Staff Position No. FAS 109-2 (FAS 109-2), "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004." The American Jobs Creation Act introduces a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. FAS 109-2 provides accounting and disclosure guidance for the repatriation provision. FAS 109-2 is effective immediately, though the

Treasury Department or Congress is expected to provide additional clarifying language on key elements of the repatriation provision. The adoption of FAS 109-2 did not have a material effect on our consolidated financial position, results of operations or cash flows as we do not currently have foreign earnings available for repatriation.

On May 5, 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" ("SFAS No. 154"), which replaces Accounting Principles Board ("APB") Opinion No. 20 "Accounting Changes," and SFAS No. 3 "Reporting Accounting Changes in Interim Financial Statements." SFAS No. 154 changes the requirements for the accounting and reporting of a change in accounting principle, and applies to all voluntary changes in accounting principles, as well as changes required by an accounting pronouncement in the unusual instance that it does not include specific transition provisions. Specifically, SFAS No. 154 requires retrospective application to prior periods' financial statements unless it is impracticable to determine the period specific effects or the cumulative effect of the change. SFAS No. 154 does not change the transition provisions of any existing pronouncement. SFAS No. 154 is effective for the Company for all accounting changes and corrections of errors made beginning January 1, 2006.

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

Item 4.    Controls and Procedures

Evaluation of disclosure controls and procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of "disclosure controls and procedures" in Rule 13a-15(e). In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of June 30, 2005. Based upon the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of June 30, 2005.

Internal controls over financial reporting

There have been no changes in the Company's internal control over financial reporting during the quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

AXS-ONE INC.
Part II
Other Information

Item 1.    Legal Proceedings

Historically, we have been involved in disputes and/or litigation encountered in our normal course of business. We believe that the ultimate outcome of these proceedings will not have a material adverse effect on our business, consolidated financial condition, results of operations or cash flows.

Item 4.    Submission of Matters to a Vote of Security Holders

At our Annual Meeting of Stockholders on May 25, 2005, the following directors were nominated and elected by the votes indicated:

	Votes For	Votes Withheld
Elias Typaldos	24,160,529	925,825
William P. Lyons	23,614,989	1,471,365
Gennaro Vendome	24,215,209	871,145
Daniel H. Burch	24,249,238	837,116
Robert Migliorino	21,969,750	3,116,604
William E. Vogel	24,195,138	891,216
Edwin T. Brondo	24,090,352	996,002
Allan Weingarten	24,248,338	838,016

In addition, the stockholders ratified the appointment of KPMG LLP as the Company's independent auditors for 2005 by the following vote:

Votes For	Votes Against	Abstentions
24,664,147	392,008	30,199

The stockholders also approved the 2005 Stock Option Plan by the following vote:

Votes For	Votes Against	Abstentions	Broker Non-votes
10,694,317	2,978,344	56,093	11,357,600

Item 6.    Exhibits

Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certifications – William P. Lyons
Exhibit 31.2	Rule 13a-14(a)/15d-14(a) Certifications – Joseph Dwyer
Exhibit 32	Officer Certifications under 18 USC 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AXS-ONE INC.

Date: August 12, 2005	By:	/s/ William P. Lyons
William P. Lyons Chief Executive Officer and Chairman of the Board
	By:	/s/ Joseph Dwyer
Joseph Dwyer Executive Vice President, Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial Officer)