Form 10-Q
period 2005-09-30
AXS ONE INC
filed 2005-11-14
CIK 947427

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005  Commission File Number  1-13591

AXS-ONE INC.

(Exact name of registrant as specified in its charter)

Delaware	13-2966911
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
301 Route 17 North Rutherford, New Jersey	07070
(Address of principal executive offices)	(Zip Code)

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

YES                            NO            X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES                            NO            X

Number of shares outstanding of the issuer’s common stock as of November 4, 2005

Class	Number of Shares Outstanding
Common Stock, par value $0.01 per share	34,250,227

AXS-ONE INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AXS-ONE INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands. except per share data)

	September 30, 2005	December 31, 2004
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$4,814	$4,809
Restricted cash	56	62
Accounts receivable, net of allowance for doubtful accounts of
$147 and $577 at September 30, 2005 and December 31, 2004, respectively	5,231	6,084
Due from joint venture	90	68
Prepaid expenses and other current assets	950	1,221
Total current assets	11,141	12,244
Equipment and leasehold improvements, at cost:
Computer and office equipment	11,634	11,606
Furniture and fixtures	939	943
Leasehold improvements	865	865
	13,438	13,414
Less-accumulated depreciation and amortization	13,027	12,905
	411	509
Capitalized software development costs, net of accumulated amortization of $11,222 and $10,409 at September 30, 2005 and December 31, 2004, respectively	1,248	1,886
Other assets	13	142
	$12,813	$14,781
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Bank debt	$1,500	$—
Accounts payable	1,211	1,901
Accrued expenses	3,413	3,786
Due to joint venture..	—	29
Deferred revenue	7,240	9,786
Total current liabilities	13,364	15,502
Long-term liabilities:
Long-term deferred revenue	123	303
Commitments and contingencies
Stockholders' deficit:
Preferred stock, $.01 par value, authorized 5,000 shares, no shares issued and outstanding	—	—
Common stock, $.01 par value, authorized 50,000 shares; 34,195 and 28,341 shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively	342	283
Additional paid-in capital	87,821	80,339
Accumulated deficit	(89,016)	(81,665)
Accumulated other comprehensive income	289	19
Unearned stock compensation	(110)	—
Total stockholders' deficit	(674)	(1,024)
	$12,813	$14,781

The accompanying notes are an integral part of these consolidated financial statements.

AXS-ONE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenues:
License fees	$2,528	$1,306	$4,068	$4,770
Services	6,797	7,759	20,757	24,621
Other-related parties	32	80	69	181
Total revenues	9,357	9,145	24,894	29,572
Operating expenses:
Cost of license fees	405	693	1,175	1,479
Cost of services	3,630	4,129	12,672	12,926
Sales and marketing	2,218	2,271	7,329	6,696
Research and development	1,838	2,081	5,973	6,017
General and administrative	1,163	1,714	3,948	4,811
Restructuring and other costs	—	(83)	863	1,020
Total operating expenses	9,254	10,805	31,960	32,949
Operating income (loss)	103	(1,660)	(7,066)	(3,377)
Other income (expense):
Interest income	47	40	105	105
Interest expense	(5)	—	(6)	(14)
Equity in losses of joint ventures	(17)	(40)	(44)	(122)
Other income (expense), net	49	(17)	(365)	(68)
Other income (expense), net	74	(17)	(310)	(99)
Income (loss) before income taxes	177	(1,677)	(7,376)	(3,476)
Income tax benefit (expense)	—	18	25	(10)
Net income (loss)	$177	$(1,659)	$(7,351)	$(3,486)
Basic net income (loss) per common share	$0.01	$(0.06)	$(0.24)	$(0.13)
Weighted average basic
common shares outstanding	33,635	28,106	30,761	27,094
Diluted net income (loss) per common share	$0.01	$(0.06)	$(0.24)	$(0.13)
Weighted average diluted
common shares outstanding	34,865	28,106	30,761	27,094

The accompanying notes are an integral part of these consolidated financial statements.

AXS-ONE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income (loss)	$177	$(1,659)	$(7,351)	$(3,486)
Foreign currency translation adjustment	(63)	(68)	270	(75)
Comprehensive income (loss)	$114	$(1,727)	$(7,081)	$(3,561)

The accompanying notes are an integral part of these consolidated financial statements.

AXS-ONE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2005	2004
Cash flows from operating activities:
Net loss	$(7,351)	$(3,486)
Adjustments to reconcile net loss to net cash flows
used in operating activities
Decrease in cash surrender value of officers' life insurance	(7)	(10)
Depreciation and amortization	875	1,038
Net provision for doubtful accounts	12	436
Equity in losses of joint venture	44	122
Consulting services received in lieu of payment on
accounts receivable	—	213
Non-cash stock compensation expense	28	—
Changes in current assets and liabilities
Restricted cash	5	—
Accounts receivable	708	(890)
Due from joint venture	(100)	(106)
Prepaid expenses and other current assets	346	(217)
Accounts payable and accrued expenses	(938)	679
Deferred revenue	(2,548)	(675)
Net cash flows used in operating activities	(8,926)	(2,896)
Cash flows from investing activities:
Change in other assets	82	27
Loan to joint venture	—	(115)
Capitalized software development costs	(18)	(582)
Purchase of equipment and leasehold improvements	(137)	(275)
Net cash flows used in investing activities	(73)	(945)
Cash flows from financing activities:
Proceeds from exercise of stock options and warrants	1,013	464
Net proceeds from the sale of common stock	6,390	7,692
Debt issuance costs	(71)	—
Borrowings (payments) of bank debt	1,500	(547)
Net cash flows provided by financing activities	8,832	7,609
Foreign currency exchange rate effects on cash and cash equivalents	172	(33)
Net increase in cash and cash equivalents	5	3,735
Cash and cash equivalents, beginning of period	4,809	2,946
Cash and cash equivalents, end of period	$4,814	$6,681
Supplemental disclosures of cash flow information:
Cash paid during the period for -
Interest	$—	$21
Income taxes	$—	$17

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

(a)    Basis of Presentation

The accompanying Consolidated Interim Financial Statements include the accounts of AXS-One Inc. and its wholly owned subsidiaries located in Australia, Singapore, South Africa, and the United Kingdom (collectively, the ‘‘Company’’). All intercompany transactions and balances have been eliminated.

The Company has a 49% ownership in a joint venture in its South African operation. The joint venture is considered to be a variable interest entity as defined in FASB Interpretation No. 46R, ‘‘Consolidation of Variable Interest Entities’’ (FIN 46R). However, the Company has determined that it is not the primary beneficiary. Accordingly, the Company uses the equity method of accounting for the joint venture whereby investments, including loans to the joint venture, are stated at cost plus or minus the Company’s equity in undistributed earnings or losses.

The unaudited Consolidated Interim Financial Statements have been prepared by the Company in accordance with U.S. generally accepted accounting principles and, in the opinion of management, contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair presentation of these Consolidated Interim Financial Statements.

The preparation of Consolidated Interim Financial Statements in conformity with US generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Consolidated Interim Financial Statements and the reported amounts of revenues and expenses during the periods presented. Actual results could differ from those estimates. Some of the significant estimates involve allowance for doubtful accounts, recoverability of capitalized software development costs, accrued expenses, provision for income taxes in foreign jurisdictions, assessment of contingencies, and pro forma compensation expense pursuant to SFAS No. 123.

These Consolidated Interim Financial Statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s 2004 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

The results of operations for the three and nine months ended September 30, 2005 are not necessarily indicative of results to be expected for the full year 2005 or any future periods.

(b)    Revenue Recognition

The Company recognizes revenue in accordance with Statement of Position 97-2, ‘‘Software Revenue Recognition’’ (‘‘SOP 97-2’’), and Statement of Position 98-9, ‘‘Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions.’’ Revenue from non-cancelable software licenses, through both direct and indirect channels, is recognized when the license agreement has been signed or the customer purchase order has been received, delivery has occurred, the fee is fixed or determinable and collectibility is probable. The Company recognizes revenue from resellers when an end user has placed an order with the reseller and the above revenue recognition criteria have been met with respect to the reseller. For the majority of license sales the Company uses a signed license agreement as evidence of an arrangement. For maintenance fees, the Company uses a maintenance agreement as

AXS-ONE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

evidence of the arrangement. The Company uses a professional services agreement as evidence of an arrangement for training, custom programming and consulting revenues. Occasionally, where a master license or services agreement with a customer already exists, the Company accepts the customer’s purchase order as evidence of an arrangement. Director fee revenue from the joint venture is evidenced by a master agreement governing the relationship.

Revenues from transaction fees associated with a hosting arrangement, billable on a per transaction basis and included in services revenue on the unaudited Consolidated Statements of Operations, are recognized based on the actual number of transactions processed during the period.

In multiple element arrangements, the Company defers the vendor-specific objective evidence of fair value (‘‘VSOE’’) related to the undelivered elements and recognizes revenue on the delivered elements using the residual method. The most commonly deferred elements are initial maintenance and consulting services. Initial maintenance is recognized on a straight-line basis over the initial maintenance term. The VSOE of maintenance is determined by using a consistent percentage of maintenance fee to license fee based on renewal rates. Maintenance fees in subsequent years are recognized on a straight-line basis over the life of the applicable agreement. Maintenance contracts entitle the customer to hot-line support and all unspecified product upgrades released during the term of the maintenance contract. Upgrades include any and all unspecified patches or releases related to a licensed software product. Maintenance does not include implementation services to install these upgrades. The VSOE of services is determined by using an average consulting rate per hour for consulting services sold separately multiplied by the estimate of hours required to complete the consulting engagement.

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

The majority of the Company’s training and consulting services are billed based on hourly rates. The Company generally recognizes revenue as these services are performed when there is also evidence of an arrangement, the fee is fixed or determinable and collectibility is reasonably assured. However, when the Company enters into an arrangement that is based on a fixed fee or requires it to perform significant work either to alter the underlying software or to build additional complex interfaces so that the software performs as the customer requests, the Company recognizes the related revenue using the percentage of completion method of accounting. This would apply to the Company’s custom programming services which are generally contracted on a fixed fee basis. Anticipated losses, if any, are charged to operations in the period such losses are determined to be probable.

Revenues from the joint venture (included in Revenues: Other-Related Parties in the unaudited Consolidated Statements of Operations) includes consulting revenue for the joint ventures’ use of the Company’s South African subsidiary’s consultants and for director’s fees for the Company’s subsidiary providing director services to the joint venture (during the 2004 period only) in accordance with the joint venture agreement. Revenue is recognized upon performance of the services.

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

In accordance with EITF Issue No. 01-14, ‘‘Income Statement Characterization of Reimbursement Received for ‘Out of Pocket’ Expenses Incurred,’’ reimbursements received for out-of-pocket expenses incurred are classified as services revenue in the unaudited Consolidated Statements of Operations.

(c)    Variable Interest Entity

The Company adopted FIN 46R as required on March 31, 2004. The Company’s 49% owned joint venture, African Solutions (Pty) Ltd (‘‘African Solutions’’), is considered to be a variable interest entity as defined in FIN 46R. However, the Company has determined that the majority owner, African Legends Technology, absorbs the majority of the expected losses and therefore, African Legends Technology, is the primary beneficiary. Due to the fact that the Company is not the primary beneficiary of African Solutions, the adoption of FIN 46R did not have an impact on the Company’s consolidated financial position or results of operations.

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

As of September 30, 2005, AXS-One’s total exposure to loss as a result of its involvement in African Solutions is $90, representing the Company’s net investment in African Solutions as of September 30, 2005.

Presented below is selected financial data for African Solutions for the three and nine months ended September 30, 2005 and 2004, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Total revenues	$232	$298	$780	$1,012
Operating income (loss)	$16	$(33)	$67	$(111)
Net loss	$(36)	$(83)	$(90)	$(250)

Total assets were $433 and $535 as of September 30, 2005 and December 31, 2004, respectively. Total stockholders’ deficit was $(1,653) and $(1,765) as of September 30, 2005 and December 31, 2004, respectively.

(d)    Stock-Based Compensation

FASB Statement No. 148, ‘‘Accounting for Stock Based Compensation-Transition and Disclosure, an Amendment of FASB Statement No. 123’’ (‘‘SFAS 148’’) provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based compensation. However, it allows an entity to continue to measure compensation cost for stock instruments granted to employees using the intrinsic-value method of accounting prescribed by Accounting Principles Board Opinion No. 25 (‘‘APB 25’’), ‘‘Accounting for Stock Issued to Employees,’’ provided it discloses the effect of SFAS 123,

AXS-ONE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

as amended by SFAS 148, in the footnotes to the financial statements. In December 2004, the FASB issued SFAS 123 (revised 2004), ‘‘Share-Based Payment’’ (SFAS 123R), which replaces SFAS 123 and supercedes APB Opinion No. 25. SFAS 123R requires all share-based payments to employees, including grants of employee stock options and restricted stock grants, to be recognized as a compensation cost based on their fair values. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. The Company is required to adopt SFAS 123R no later than January 1, 2006. Until that time, the Company has chosen to continue to account for stock-based compensation using the intrinsic-value method. Accordingly, no stock option related compensation expense has been recognized in the consolidated statements of operations as all options granted had an exercise price equal to the market value of the underlying stock on the date of grant.

On January 3, 2005, the Company issued 75 shares of restricted stock to certain employees with a vesting term of five years subject to acceleration in accordance with the grant stipulations. The fair value of the restricted stock awards on the date of grant was $193 which was recorded as Unearned Stock Compensation, a component of stockholder’s deficit, and is being amortized over the vesting period of the grants, subject to acceleration based on Company performance. On June 30, 2005, 25 shares were forfeited and the related unearned stock compensation in the amount of $64 was reversed. Previously recognized compensation expense related to the forfeitures of these shares was immaterial. For the three and nine months ended September 30, 2005, the Company recognized $6 and $19, respectively, as compensation expense leaving a net balance of deferred compensation of $110 as of September 30, 2005.

On October 26, 2005, the Board of Directors of the Company approved the acceleration of vesting of all unvested ‘‘out-of-the money’’ stock options previously awarded to current employees and directors under the Company’s stock option program. The accelerated options have exercise prices ranging from $2.15 to $6.25 with a weighted average exercise price of $2.99. Options to purchase approximately 2.2 million shares became exercisable immediately as a result of the vesting acceleration. To avoid any unintended personal benefits, the Company also imposed a holding period on the shares underlying the accelerated options in the form of a Resale Restriction Agreement. This agreement requires all optionees to refrain from selling any shares acquired upon the exercise of the options until the earlier of the date such shares would have vested under the options’ original vesting terms or the date of the employee’s or director’s termination from the Company. As a result of this acceleration, the Company expects to reduce the stock compensation expense it otherwise would be required to record beginning in January 2006 upon adoption of SFAS 123R by approximately $4.1 million over a weighted average period of 1.82 years. In making the decision to accelerate these options, the Board of Directors considered the interests of the Company’s stockholders as this acceleration will reduce compensation expense in future periods. The Company is evaluating whether the requirements under SFAS 123(R) will have a significant impact on our consolidated statements of operations and net income (loss) per common share.

Had the Company elected to recognize compensation cost based on the fair value method at the date of grant of all stock-based awards under SFAS 123, as amended by SFAS 148, such costs would have been recognized ratably over the vesting period of the underlying instruments and the Company’s net income (loss) and net income (loss) per common share would have changed to the pro forma amounts indicated in the table below.

AXS-ONE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income (loss) as reported	$177	$(1,659)	$(7,351)	$(3,486)
Add: Stock-based compensation expense	15	—	28	—
Deduct: Total employee stock-based compensation determined under fair value based method for all awards	(459)	(483)	(1,357)	(1,043)
Pro forma net loss	$(267)	$(2,142)	$(8,680)	$(4,529)
Net loss per common share:
Basic and diluted – as reported	$0.01	$(0.06)	$(0.24)	$(0.13)
Basic and diluted – pro forma	(0.01)	(0.08)	(0.28)	(0.17)

The Company has used the Black-Scholes option-pricing model in calculating the fair value of options granted. The assumptions used and the weighted average information for the three and nine months ended September 30, 2005 and 2004 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Risk-free interest rate	4.57%	4.89%	4.65%	5.07%
Expected dividend yield	—	—	—	—
Expected lives	5 years	5 years	5 years	5 years
Expected volatility	99%	103%	100%	103%
Weighted-average grant date fair value of options granted during the period	$1.19	$1.70	$1.66	$2.40
Weighted-average remaining contractual life of options outstanding	7.0 years	6.9 years	7.0 years	6.9 years
Weighted-average exercise price of 3,479 and 3,988 options exercisable at September 30, 2005 and 2004, respectively	$2.31	$1.74	$2.31	$1.74

(2)    REVOLVING LINE OF CREDIT AND LONG-TERM DEBT

On March 31, 1998, the Company entered into a Loan and Security Agreement that contained a revolving line of credit and a term loan. The unpaid principal on the term loan at December 31, 2003 of $547 was fully paid as of March 31, 2004. The Loan and Security Agreement terminated on May 28, 2004 in accordance with Amendment No. 15.

On August 11, 2004, the Company entered into a two-year Loan and Security Agreement (‘‘Agreement’’) which contains a revolving line of credit under which the Company has available the lesser of $4 million or 80% of eligible accounts, as defined.

On January 27, 2005, the Company amended the Agreement (First Loan Modification) to revise the financial covenant based on earnings before interest, taxes, deprecation and amortization (‘‘EBITDA’’) for the six months ended December 31, 2004. The Company was in compliance with this revised covenant and all other covenants as of December 31, 2004.

On March 28, 2005, the Company further amended the Agreement (Second Loan Modification) in order to set the EBITDA and adjusted quick ratio quarterly covenants for 2005. The Company was not in compliance with the EBITDA covenant as of June 30, 2005 and no borrowings were outstanding at that time.

AXS-ONE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

On September 13, 2005, the Company entered into an Amended and Restated Loan and Security Agreement (‘‘Amended Agreement’’) in order to revise certain terms of the Agreement including the loan fees, interest on the loan and the financial covenants. The Amended Agreement included a waiver of the Company’s June 30, 2005 financial covenant default under the Second Loan Modification.

Borrowings under the revolving line of credit, per the Amended Agreement, bear interest at prime rate plus one and one half percent (1.5%). Should, however, the Company fail to meet certain of the financial covenants set forth in the Amended Agreement, the interest rate will increase to the prime rate plus two and one half percent (2.5%). The Agreement provided for a non-refundable commitment fee of $30 per year and an unused revolving line facility fee of .25% per annum. The Amended Agreement increased the second year commitment fee to $40 and the unused line fee to 0.375% per annum. The Amended Agreement includes a warrant waiver fee of $20 and upon the occurrence of certain events, minimum monthly interest of $8 and an additional $20 warrant waiver fee. The Agreement is secured by substantially all domestic assets of the Company The maturity date of the loan is August 9, 2006. As described in greater detail in the Loan Agreement, the loan is subject to acceleration upon breach of: (i) a covenant tested monthly regarding the ratio of unrestricted cash and net billed accounts receivable to current liabilities minus deferred revenue, (ii) a covenant tested quarterly regarding the Company's EBITDAS (earnings before interest expense (excluding interest income), taxes, depreciation, amortization and stock compensation expense in accordance with GAAP), and (iii) other customary non-financial covenants.

As of September 30, 2005, there was $1,500 outstanding under the Amended Agreement and availability was $2,195. During October 2005, the Company repaid all outstanding amounts under the Amended Agreement.

As of September 30, 2005, the Company was in compliance with all covenants with the exception of a "transition event" covenant which requires the Company to maintain an adjusted quick ratio greater than or equal to of 1.6 to 1.0. The Company's adjusted quick ratio at September 30, 2005 was 1.592 to 1.0. On November 7, 2005, Silicon Valley Bank granted a waiver on the transition event covenant as of September 30, 2005 and therefore did not require the Company to transition to the higher-interest debt facility. The waiver was for the September 30, 2005 date only.

(3)    BASIC AND DILUTED NET INCOME (LOSS) PER COMMON SHARE

Basic and diluted net income (loss) per common share is presented in accordance with SFAS No. 128, ‘‘Earnings per Share’’ (‘‘SFAS No. 128’’).

Basic net income (loss) per common share is based on the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per common share for the three and nine months ended September 30, 2005 does not include the effects of outstanding options to purchase 4,137 and 6,488 shares of common stock, respectively, 50 shares of restricted stock for each period and outstanding warrants to purchase 1,423 shares of common stock for each period as the effect of their inclusion is anti-dilutive for the periods. Diluted net loss per common share for the three and nine months ended September 30, 2004 does not include the effects of outstanding options to purchase 7,168 shares of common stock and outstanding warrants to purchase 516 shares of common stock for each period as the effect of their inclusion is anti-dilutive for the periods.

AXS-ONE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

The following represents the reconciliation of the basic and diluted net income (loss) per common share calculation for the three and nine months ended September 30, 2005 and 2004.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Weighted average basic common shares outstanding during the periods	33,635	28,106	30,761	27,094
Dilutive effect of stock options and warrants	1,230	—	—	—
Weighted average diluted common shares outstanding during the periods	34,865	28,106	30,761	27,094

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

AXS-ONE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

	Enterprise	Records Compliance Platform Solutions	Total
Three Months Ended September 30, 2005
Revenues:
License fees	$512	$2,016	$2,528
Services	5,106	1,691	6,797
Total Revenues, excluding related party revenue	5,618	3,707	9,325
Operating income (loss)	2,383	(640)	1,743
Total assets	9,499	3,314	12,813
Capital expenditures	21	1	22
Depreciation and amortization	182	102	284
Three Months Ended September 30, 2004
Revenues:
License fees	$363	$943	$1,306
Services	6,219	1,540	7,759
Total Revenues, excluding related party revenue	6,582	2,483	9,065
Operating income	56	451	507
Total assets	13,502	2,672	16,174
Capital expenditures	56	7	63
Depreciation and amortization	345	8	353
Nine Months Ended September 30, 2005
Revenues:
License fees	$1,262	$2,806	$4,068
Services	15,247	5,510	20,757
Total Revenues, excluding related party revenue	16,509	8,316	24,825
Operating income (loss).	5,803	(7,249)	(1,446)
Total assets	9,499	3,314	12,813
Capital expenditures	124	13	137
Depreciation and amortization	559	316	875
Nine Months Ended September 30, 2004
Revenues:
License fees	$1,231	$3,539	$4,770
Services	20,355	4,266	24,621
Total Revenues, excluding related party revenue	21,586	7,805	29,391
Operating income	492	2,394	2,886
Total assets	13,502	2,672	16,174
Capital expenditures	246	29	275
Depreciation and amortization	1,017	21	1,038

AXS-ONE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

Reconciliation of total segment operating income (loss) to consolidated operating income (loss):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Operating income (loss) from reportable segments	$1,743	$507	$(1,446)	$2,886
Unallocated revenue, other — related parties	32	80	69	181
Unallocated general and administrative expense	(1,163)	(1,699)	(3,948)	(4,765)
Other corporate unallocated expenses	(509)	(548)	(1,741)	(1,679)
Total consolidated operating income (loss)	$103	$(1,660)	$(7,066)	$(3,377)

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

The common stock and warrants in the private placement were not registered under the Securities Act of 1933 (‘‘the Act’’) in reliance upon Section 4(2) of the Act based on the fact that the shares of common stock and the warrants were issued to a small number of accredited investors.

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

On June 17, 2005, the Company entered into a definitive agreement with a number of investors as well as members of AXS-One Management and Board members to sell 4,534 shares of its common stock for total consideration of $6,750. On June 21, 2005, the initial closing date, the Company received net proceeds of approximately $5,775 from the investors and issued 4,081 shares of common stock. This excluded amounts due from members of the Company’s management and Board members which together represented 10% of the investment. The closing with respect to the shares being offered to members of the Company’s management and Board members was subject to shareholder approval. The Company also issued, at the same time, warrants to purchase an aggregate of 408 shares of common stock at $1.90 per share and warrants to purchase 408 shares of common stock at $2.15 per share. These warrants are exercisable for a period of three years beginning June 21, 2005. The warrants were classified within permanent equity in accordance with EITF 00-19, ‘‘Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company’s Own Stock.’’ Warrants to purchase an additional 45

AXS-ONE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

shares of common stock at $1.90 per share and 45 shares of common stock at $2.15 per share were issuable to members of the Company’s management and Board member investors upon approval of the shareholders. This private placement and issuance of warrants was made pursuant to the terms of a Unit Subscription Agreement, dated as of June 17, 2005, among the Company and several investors.

On September 20, 2005, the shareholders approved the above sale of the Company’s common stock and warrants to members of the Company’s management and Board members. On September 21, 2005, the closing date, the Company received net proceeds of $615, issued 453 shares of common stock and warrants to purchase 45 shares of common stock at $1.90 per share and 45 shares of common stock at $2.15 per share.

The common stock and warrants in the private placement were not registered under the Securities Act of 1933 (‘‘the Act’’) in reliance upon Section 4(2) of the Act based on the fact that the shares of common stock and the warrants were issued to a small number of accredited investors.

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

On September 22, 2005, the Company filed a Form 8-K with the SEC disclosing details of the private placement and issuance of warrants to members of the Company’s management and Board members. On October 20, 2005, the Company filed a Form S-3 registration statement with the SEC covering the resale of 453 shares of the common stock issued and 91 shares of the common stock issuable upon exercise of the warrants. The Form S-3 registration statement, as amended, was declared effective by the SEC on November 7, 2005.

(7)    RESTRUCTURING AND OTHER COSTS

On June 30, 2004, in order to streamline and reorganize the Company to better meet its long-term goals, the Company eliminated 25 positions in the United States and 11 positions in its foreign operations. The Company recorded a charge to operations in the second quarter totaling approximately $786 related to involuntary termination benefits to be paid to the terminated employees. The severance accrual was adjusted down by approximately $83 in the third quarter of 2004 mainly due to the re-assignment of two people previously scheduled for termination. All amounts related to this restructuring had been paid as of December 31, 2004.

In addition, in June 2004, the Company recognized an expense of approximately $317 related to a retirement agreement with the Company’s former CEO. The liability for the retirement agreement is included in accrued expenses on the accompanying December 31, 2004 Consolidated Balance Sheet. The Company paid the retirement benefits in January 2005.

AXS-ONE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

On June 30, 2005 the Company eliminated 22 positions in the United States and 6 positions in its foreign operations in order to further streamline the organization. The Company recorded a charge to operations in the second quarter totaling approximately $863 related to involuntary termination benefits to be paid to the terminated employees. The remaining restructuring liability is recorded as accrued expenses on the September 30, 2005 balance sheet. The activity related to the restructuring is as follows:

Involuntary termination costs recorded in June 2005	$863
Cash payments through June 30, 2005	—
Restructuring liability at June 30, 2005	863
Adjustment to June 2005 termination accrual	5
Cash payments through September 30, 2005	(464)
Restructuring liability at September 30, 2005	$404

(8)    FINANCIAL INFORMATION BY GEOGRAPHIC AREA

SFAS No. 131, ‘‘Disclosure about Segments of an Enterprise and Related Information,’’ establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about reporting segments in interim financial reports issued to shareholders. See Note (4). It also establishes standards for related disclosures about products and services, geographic areas and major customers.

Revenues and long-lived assets for the Company's United States, United Kingdom, Australia and Southeast Asia and South Africa operations are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Revenues: (1)	2005	2004	2005	2004
United States	$5,970	$6,145	$16,603	$20,474
United Kingdom	1,784	1,312	3,508	3,677
Australia and Southeast Asia	917	1,119	2,758	3,478
South Africa	686	569	2,025	1,943
Total Consolidated	$9,357	$9,145	$24,894	$29,572

(1)	Revenues are attributed to geographic area based on location of sales office.

Long-Lived Assets:	September 30, 2005	December 31, 2004
United States	$1,394	$2,094
United Kingdom	85	87
Australia and Southeast Asia	158	185
South Africa	22	29
Total Consolidated	$1,659	$2,395

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Consolidated Interim Financial Statements and Notes thereto and is qualified in its entirety by reference thereto.

This Report contains statements of a forward-looking nature within the meaning of the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, relating to future events or the future financial performance of AXS-One. Investors are cautioned that such statements are only predictions and that actual events or results may differ materially. In evaluating such statements, investors should specifically consider the various factors identified in this Report which could cause actual results to differ materially from those indicated by such forward-looking statements, including the matters set forth in ‘‘Business—Risk Factors’’ in our 2004 Annual Report on Form 10-K.

Executive Overview

We are a leading provider of Records Compliance Management and Financial Management software solutions designed to reduce the inherent risks associated with retaining and managing corporate records as well as to efficiently manage complex business processes. We have implemented high-volume, interoperable, scalable and secure business solutions for global 2000 companies. Our Web Services-based technology has been critically acclaimed as best of class. Our Records Compliance Management solutions deliver an integrated platform providing content management-based solutions for disparate electronic record types. This includes e-mail and instant messaging, SAP, electronic print report (Books and Records) archival and records management, as well as supervision and legal discovery functionality for regulatory compliance and corporate governance, and for operational efficiency. See ‘‘Item 1. Business’’ in our 2004 Annual Report on Form 10-K.

Our revenues are derived mainly from license fees from software license agreements entered into with our customers, including through resellers, for both our products and, to a lesser degree, third party products resold by us and services revenues from software maintenance agreements, training, consulting services including installation and custom programming. We also derive a small amount of revenue (less than 2% of total revenues in 2004 and less than 1% of total revenues for the three and nine months ended September 30, 2005) from hosting arrangements.

We are based in Rutherford, New Jersey with approximately 211 full-time employees, as of September 30, 2005, in offices worldwide, including Asia, Australia, South Africa, the United Kingdom and the United States. Our foreign offices generated approximately 36.2% and 33.3% of our total revenues for the three and nine months ended September 30, 2005, respectively, as compared to 32.8% and 30.8%, respectively, for the corresponding prior year periods. We expect that such revenues will continue to represent a significant percentage of our total revenues in the future. Most of our international license fees and services revenues are denominated in foreign currencies. Fluctuations in the value of foreign currencies relative to the US dollar in the future could result in fluctuations in our revenue.

We have a 49% ownership in a joint venture in our South African operation, AXS-One African Solutions (Pty) Ltd (‘‘African Solutions’’). African Solutions sells and services our suite of products. We use the equity method of accounting for our investment whereby the investment, including loans to the joint venture, is stated at cost plus or minus our equity in undistributed earnings or losses.

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

Our future ability to grow revenue will be directly affected by continued price competition, success of our strategic partnerships and our ability to sustain an increasingly higher maintenance revenue base from which to grow. Our growth rate and total revenues depend significantly on future services for existing customers as well as our ability to expand our customer base and to respond successfully to the pace of technological change. If our maintenance renewal rate or pace of new customer acquisitions slows, our revenues and operating results would be adversely affected.

We have experienced, and may in the future experience, significant fluctuations in our quarterly and annual revenues, results of operations and cash flows. We believe that domestic and international operating results and cash flows will continue to fluctuate significantly in the future as a result of a variety of factors. For a description of these factors that may affect our operating results, see ‘‘Business—Risk Factors’’ in our 2004 Annual Report on Form 10-K.

On June 21, 2005, we completed a private placement of shares of common stock that resulted in net proceeds of approximately $5.8 million through June 30, 2005. Additional proceeds of $0.6 million were received from Company executive officers and board members after approval of the private placement by the shareholders at a special meeting on September 20, 2005 for this purpose. We expect to use the proceeds from the private placement to strengthen our balance sheet and to develop and continue the business activities of AXS-One. (See Note 6 to the Consolidated Interim Financial Statements.)

On September 26, 2005, Harold D. Copperman was elected to the Board of Directors to fill the vacancy created by the death of William E. Vogel. Mr. Copperman will sit on the audit, compensation and nominating committees of the Board of Directors.

On September 13, 2005, the Company entered into an Amended and Restated Loan and Security Agreement with Silicon Valley Bank (the ‘‘Loan Agreement’’). Subject to certain borrowing base limitations and compliance with covenants, the Company may borrow and repay up to $4,000,000 on a revolving basis. The loan is secured by an all asset lien on the Company. Interest is payable monthly on the principal amount outstanding from time to time at a rate of interest equal to the prime rate plus 1.50% although the interest rate will increase to the prime rate plus 2.50% if the Company fails to meet certain of the financial covenants set forth in the Loan Agreement. The maturity date of the loan is August 9, 2006. As described in greater detail in the Loan Agreement, the loan is subject to acceleration upon breach of: (i) a covenant tested monthly regarding the ratio of unrestricted cash and net billed accounts receivable to current liabilities minus deferred revenue, (ii) a covenant tested quarterly regarding the Company's EBITDAS (earnings before interest expense (excluding interest income), taxes, depreciation, amortization and stock compensation expense in accordance with GAAP), and (iii) other customary non-financial covenants. The Loan Agreement included a waiver of the Company's June 30, 2005 financial covenant default under the prior loan agreement between the Company and Silicon Valley Bank.

As of September 30, 2005, there was $1,500 outstanding under the Amended Agreement and availability was $2,195. During October 2005, the Company repaid all outstanding amounts under the Amended Agreement.

As of September 30, 2005, the Company was in compliance with all covenants with the exception of a "transition event" covenant which requires the Company to maintain an adjusted quick ratio greater than or equal to of 1.6 to 1.0. The Company's adjusted quick ratio at September 30, 2005 was 1.592 to 1.0. On November 7, 2005, Silicon Valley Bank granted a waiver on the transition event covenant as of September 30, 2005 and therefore did not require the Company to transition to the higher-interest debt facility. The waiver was for the September 30, 2005 date only.

Results of Operations

The following table sets forth for the periods indicated, certain operating data, and data as a percentage of total revenues:

	Three Months Ended September 30, 2005		Three Months Ended September 30, 2004
(in thousands)	As Reported	Data as a percent of revenue	As Reported	Data as a percent of revenue
	(Unaudited)		(Unaudited)
Revenues:
License fees	$2,528	27.0%	$1,306	14.3%
Services	6,797	72.7	7,759	84.8
Other-related parties	32	0.3	80	0.9
Total revenues	9,357	100.0	9,145	100.0
Operating expenses:
Cost of license fees	405	4.3	693	7.6
Cost of services	3,630	38.8	4,129	45.2
Sales and marketing	2,218	23.7	2,271	24.8
Research and development	1,838	19.7	2,081	22.8
General and administrative	1,163	12.4	1,714	18.7
Restructuring and other costs	0	—	(83)	(0.9)
Total operating expenses	9,254	98.9	10,805	118.2
Operating income (loss)	103	1.1	(1,660)	(18.2)
Other income (expense):
Equity in losses of joint venture	(17)	(0.2)	(40)	(0.4)
Other income (expense), net	91	1.0	23	0.3
Other income (expense), net	74	0.8	(17)	(0.1)
Net income (loss) before taxes	177	1.9	(1,677)	(18.3)
Income tax benefit	0	—	18	0.2
Net income (loss)	$177	1.9%	$(1,659)	(18.1)%

	Nine Months Ended September 30, 2005		Nine Months Ended September 30, 2004
(in thousands)	As Reported	Data as a percent of revenue	As Reported	Data as a percent of revenue
	(Unaudited)		(Unaudited)
Revenues:
License fees	$4,068	16.3%	$4,770	16.1%
Services	20,757	83.4	24,621	83.3
Other-related parties	69	0.3	181	0.6
Total revenues	24,894	100.0	29,572	100.0
Operating expenses:
Cost of license fees	1,175	4.7	1,479	5.0
Cost of services	12,672	50.9	12,926	43.7
Sales and marketing	7,329	29.4	6,696	22.6
Research and development	5,973	24.0	6,017	20.3
General and administrative	3,948	15.9	4,811	16.3
Restructuring and other costs	863	3.5	1,020	3.4
Total operating expenses	31,960	128.4	32,949	111.4
Operating income (loss)	(7,066)	(28.4)	(3,377)	(11.4)
Other income (expense):
Equity in losses of joint venture	(44)	(0.2)	(122)	(0.4)
Other income (expense), net	(266)	(1.0)	23	(0.1)
Other expense, net	(310)	(1.2)	(99)	(0.3)
Net income (loss) before taxes	(7,376)	(29.6)	(3,476)	(11.8)
Income tax benefit (expense)	25	0.1	(10)	(0.0)
Net income (loss)	$(7,351)	(29.5)%	$(3,486)	(11.8)%

Comparison of Three Months Ended September 30, 2005 to 2004

Revenues

Total revenues increased $0.2 million or 2.3% for the three months ended September 30, 2005 as compared to the corresponding prior year period due to a $1.2 million or 93.6% increase in license fees partially offset by a $1.0 million or 12.9% decrease in services revenues. The increase in license fees is mainly the result of an increase in license fees for our RCM products, including one license fee of $1.0 million.

For both periods, we had a concentration of total revenues within a few select customers. Total revenues for the three months ended September 30, 2005 included $1.7 million or 18.1% of total revenues from one customer. Total revenues for the three months ended September 30, 2004 included approximately $1.1 million or 12.5% and $1.1 million or 11.7% of total revenues from two customers, respectively.

The following table sets forth, for the periods indicated, each major category of our services revenues as a percent of total services revenues:

	Three Months Ended September 30,
	2005		2004
(dollars in thousands)	Amount	% of Total	Amount	% of Total
Maintenance	$4,176	61.4%	$4,371	56.3%
Consulting	2,531	37.2%	3,208	41.4%
Training	13	0.2%	8	0.1%
Custom programming	77	1.1%	172	2.2%
Total services revenue	$6,797	100.0%	$7,759	100.0%

The decrease in services revenues is mainly a result of decreases of $195 in maintenance revenue (caused by the revenue reduction from maintenance cancellations of enterprise financials customers exceeding new maintenance revenue from records compliance customers) and lower consulting revenue from our enterprise financials product line.

Other-Related Party revenues, as shown in the table below, include management/directors’ fees and consulting revenue from African Solutions.

	Three Months Ended September 30,
(dollars in thousands)	2005	2004
Management/Directors’ fees	$—	$10
Consulting revenue	32	70
Total revenues	$32	$80

The decrease in management/directors’ fee revenue for the three months ended September 30, 2005 as compared to the same period in 2004 resulted from our decision in the fourth quarter of 2004 to temporarily stop charging management fees until African Solutions becomes profitable. The decrease in consulting revenue resulted from decreased use of consultants from African Solutions, choosing instead to utilize our own internal staff.

Operating Expenses

Cost of license fees consist primarily of amortization of capitalized software development costs and amounts paid to third parties with respect to products we resell in conjunction with the licensing of our products. The elements can vary substantially from period to period as a percentage of license fees. Cost of license fees decreased $0.3 million or 42% for the three months ended September 30, 2005, as compared to the corresponding prior year period mainly as a result of a decrease in royalties for third party software used in conjunction with our software (which includes both embedded software and separately sold software).

Cost of services consists primarily of personnel and third party costs for product quality assurance, training, installation, consulting and customer support. Cost of services decreased $0.5 million or 12% for the three months ended September 30, 2005 as compared to the corresponding prior year period. The decrease for the three-month period was mainly due to decreases of $0.3 million in compensation expenses resulting from lower headcount and $0.2 million in third party services expenses, each primarily in the US operations.

Sales and marketing expenses consist primarily of salaries, commissions and bonuses related to sales and marketing personnel, as well as travel and promotional expenses. Sales and marketing expenses decreased $0.1 million or 2% for the three months ended September 30, 2005, as compared to the corresponding prior year period. The decrease is primarily the result of a decrease of $0.1 million in employee recruiting expenses.

Research and development expenses consist primarily of personnel costs, costs of equipment, facilities and third party software development costs. Research and development expenses are generally charged to operations as incurred. However, certain software development costs are capitalized in accordance with Statement of Financial Accounting Standards No. 86 (‘‘SFAS 86’’). Such capitalized software development costs are generally amortized to cost of license fees on a straight-line basis over periods not exceeding three years.

Research and development expenses (net of capitalized software development costs) decreased $0.2 million or 12% for the three months ended September 30, 2005 as compared to the comparable prior year period. The decrease is primarily the result of a decrease in compensation expense (resulting from lower headcount) and related costs, along with a decrease in the use and cost of third party consultants.

General and administrative expenses consist primarily of salaries for administrative, executive and financial personnel, and outside professional fees. General and administrative expenses decreased $0.6 million or 32% for the three months ended September 30, 2005 as compared to the corresponding prior year period. The decrease for the three months is primarily as a result of a decrease of $0.4 million in the provision for bad debt in our foreign locations of which $0.3 million was recognized in 2004 related to one customer in the South African operations, a decrease in personnel related expenses of $0.1 million and a decrease in professional services of $0.1 million.

Restructuring and other costs: On June 30, 2004, in order to streamline and reorganize our operations to better meet our long-term goals, we eliminated 25 positions in the United States and 11 positions in our foreign operations. We recorded a charge to operations in the second quarter totaling approximately $0.8 million related to involuntary termination benefits to be paid to the terminated employees. In the third quarter of 2004, we reduced the restructuring charge by approximately $0.1 million mainly resulting from our decision to retain two people in our foreign operations. There was no restructuring activity in the third quarter of 2005.

Operating Income (Loss)

Operating income increased $1.8 million for the three months ended September 30, 2005 as compared to the corresponding prior year period due mainly to a decrease of $1.6 million in operating expenses and an increase in total revenue of $0.2 million.

Other Income (Expense), Net

Other income (expense), net improved $91 thousand to a net income of $74 thousand for the three months ended September 30, 2005, as compared to $17 thousand expense in the same period in 2004. The improvement is principally related to foreign currency exchange rate fluctuations.

Income Tax Benefit (Expense)

The income tax benefit of $18 thousand for the three months ended September 30, 2004 represents an adjustment to the estimated taxes due on earnings in our South African subsidiary.

Comparison of Nine Months Ended September 30, 2005 to 2004

Revenues

Total revenues decreased $4.7 million or 16% for the nine months ended September 30, 2005, as compared to the corresponding prior year period. The decrease for the nine-month period is mainly attributable to a decrease of $3.9 million in services revenues and by a decrease of $0.7 million in license revenue. The decrease in services revenue is mainly attributable to a $5.2 million decrease in service revenue for our enterprise financials software, offset by a $1.2 million increase in service revenue for our records compliance management software.

No one customer represented more than 10% of total revenue for the nine months ended September 30, 2005. Total revenues for the nine months ended September 30, 2004 included $3.0 million or 10.1% and $4.9 million or 16.6% of total revenues from two customers, respectively.

The following table sets forth, for the periods indicated, each major category of our services revenues as a percent of total services revenues:

	Nine Months Ended September 30,
	2005		2004
(dollars in thousands)	Amount	% of Total	Amount	% of Total
Maintenance	$12,540	60.4%	$12,961	52.6%
Consulting	7,991	38.5%	11,074	45.0%
Training	22	0.1%	45	0.2%
Custom programming	204	1.0%	541	2.2%
Total services revenue	$20,757	100.0%	$24,621	100.0%

The decrease in services revenues is principally the result of a decrease of $421 thousand in maintenance revenue (caused by the revenue reduction from maintenance cancellations of enterprise financials customers exceeding new maintenance revenue from records compliance customers) and a decrease of $3.1 million in consulting revenue due to lower consulting revenue from our enterprise financials product line, slightly offset by higher consulting revenue from our records compliance management products.

The following table sets forth, for the periods indicated, each category of other related party revenue:

	Nine Months Ended September 30,
(dollars in thousands)	2005	2004
Management/Directors’ fee revenue	$—	$28
Consulting revenue	69	153
Total revenues	$69	$181

The decrease in management/directors’ fee revenue for the three months ended September 30, 2005 as compared to the same period in 2004 resulted from our decision in the fourth quarter of 2004 to temporarily stop charging management fees until African Solutions becomes profitable. The decrease in consulting revenue resulted from decreased use of consultants from African Solutions, choosing instead to utilize our own internal staff.

Operating Expenses

Cost of license fees decreased $0.3 million for the nine months ended September 30, 2005, as compared to the corresponding prior year period. This reduction resulted from a decrease of $0.2 million in amortization of capitalized software development costs and a decrease of $0.1 million in third party software royalty fees.

Cost of services decreased $0.3 million or 2.0% for the nine months ended September 30, 2005 as compared to the corresponding prior year period. The decrease is partially due to a decrease of $0.2 million in variable compensation resulting from a decrease in revenue, a decrease in billable expense of $0.3 million, a decrease of personnel related expenses of $0.2 million, and decrease in third party services of $0.1 million. These decreases were partially offset by an increase of $0.5 million in temps and consultants expense due to the use of temporary consultants to supplement our internal employees on a large project in our South African operations.

Sales and marketing expenses increased $0.6 million or 9.5% for the nine months ended September 30, 2005 as compared to the corresponding prior year period. The increase is primarily a result of increases of $0.7 million in salaries and related benefits due to the upgrade of our sales and marketing personnel during the period.

Research and development expenses (net of capitalized software development costs) were flat for the nine months ended September 30, 2005, as compared to the corresponding prior year period. Capitalized software development costs were $0.6 million in 2004 and only $18 thousand in 2005. This increase in expense was offset by a $0.4 million of reduction in compensation expense resulting from lower headcount and a reduction of $0.2 million of outside consultants expenses.

General and administrative expenses decreased $0.9 million or 17.9% for the nine months ended September 30, 2005 as compared to the corresponding prior year period. The decrease is primarily the result of a decrease of $0.4 million in the provision for bad debt in our foreign locations of which $0.3 million recognized in 2004 related to one customer in our South African operations, a decrease of $0.2 million in temps and consultants expenses, a decrease of $0.2 million in professional fees and a decrease of $0.2 million of compensation expense.

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

In addition, as of June 30, 2004, we expensed approximately $0.3 million related to a retirement agreement with our former CEO. The retirement benefits were paid in the first quarter of 2005.

Operating Income (Loss)

Operating loss increased $3.7 million for the nine months ended September 30, 2005 as compared to the same period in 2004 due to a decrease of $4.7 million in total revenues offset partially by a decrease of $1.0 million in operating expenses.

Other (Expense), Net

Other expense, net increased $0.2 million for the nine months ended September 30, 2005 as compared to the same period in 2004, due primarily to foreign exchange losses in our U.K. and South African subsidiaries. Equity in losses of joint venture decreased $78,000.

Income Tax Benefit (Expense)

The income tax benefit of $25,000 for the nine months ended September 30, 2005 represents a refund of prior year taxes paid by our U.K. subsidiary. The income tax provision of $10,000 for the nine months ended September 30, 2004 represented foreign taxes due in our South African subsidiary.

Liquidity and Capital Resources

On June 21, 2005 and September 21, 2005 we completed a private placement of shares of common stock that resulted in the receipt of net proceeds of approximately $5.8 million and $0.7 million, respectively. On April 5, 2004, we completed a private placement of shares of common stock that resulted in the receipt of net proceeds of approximately $7.7 million (See Note 6 to the Consolidated Interim Financial Statements). Prior to that we had a Loan and Security Agreement that contained a revolving line of credit and a term loan (See Note 2 to the Consolidated Interim Financial Statements). The term loan was paid in full as of March 31, 2004, and no amounts remain outstanding. The Loan and Security Agreement terminated on May 28, 2004 as per the agreement.

On August 11, 2004, the Company entered into a two-year Loan and Security Agreement (the ‘‘Agreement’’) which contains a revolving line of credit under which the Company has available the lesser of $4 million or 80% of eligible accounts, as defined (See Note 2 to the Consolidated Interim Financial Statements).

On January 27, 2005, we amended the Agreement (First Loan Modification) to revise the financial covenant based on EBITDA for the six months ended December 31, 2004. We were in compliance with this revised covenant and all other covenants as of December 31, 2004.

On March 28, 2005, we further amended the Agreement (Second Loan Modification) in order to set the EBITDA and adjusted quick ratio quarterly covenants for 2005. We were out of compliance with the EBITDA covenant as of June 30, 2005.

On September 13, 2005, we entered into an Amended and Restated Loan and Security Agreement (‘‘Amended Agreement’’) in order to revise certain terms of the Agreement including the loan fees, interest on the loan and the financial covenants. The Amended Agreement included a waiver of the June 30, 2005 financial covenant default under the Second Loan Modification.

As of September 30, 2005, there was $1,500 outstanding under the Amended Agreement and availability was $2,195. During October 2005, the Company repaid all outstanding amounts under the Amended Agreement.

As of September 30, 2005, the Company was in compliance with all covenants with the exception of a "transition event" covenant which requires the Company to maintain an adjusted quick ratio greater than or equal to of 1.6 to 1.0. The Company's adjusted quick ratio at September 30, 2005 was 1.592 to 1.0. On November 7, 2005, Silicon Valley Bank granted a waiver on the transition event covenant as of September 30, 2005 and therefore did not require the Company to transition to the higher-interest debt facility. The waiver was for the September 30, 2005 date only.

Our operating activities used cash of $8.9 million and $2.9 million for the nine months ended September 30, 2005 and 2004, respectively. Net cash used by operating activities during the nine months ended September 30, 2005 is primarily the result of the net loss, a decrease in deferred revenue and a decrease in accounts payable and accrued expenses, offset partially by non-cash depreciation and amortization and a decrease in accounts receivable. The decrease in deferred revenue is mainly the result of a decrease in long-term deferred revenue as nine months of a two year pre-paid maintenance agreement with one large customer have now been substantially recognized as revenue. The decrease in accounts payable and accrued expenses in 2005 is mainly due to timing of payments and lower bonus accruals. The decrease in accounts receivable in 2005, mainly in US operations, is due to lower revenue during the current year as well as better collections from customers in 2005 compared to 2004.

Our investing activities used cash of $0.1 million and $0.9 million for the nine months ended September 30, 2005 and 2004, respectively. The use of cash for 2005 was primarily for the purchase of computer equipment for the Company’s internal operations. The use of cash for 2004 was primarily for capitalized software development costs and for the purchase of computer equipment.

Cash provided by financing activities was $8.8 million and 7.6 million for the nine months ended September 30, 2005 and 2004, respectively. For the nine months ended September 30, 2005, cash was primarily provided from the net proceeds received from the private placement, the exercise of stock options and warrants during the period, and by borrowings under the Company’s debt facility. For the nine months ended September 30, 2004, cash was primarily provided by the net proceeds received from the private placement and the exercise of stock options and warrants during the period. This was partially offset by the payment of the remaining balance of the then outstanding term loan.

We have no significant capital commitments. Planned capital expenditures for the year 2005 are expected to be less than $0.5 million, including any software development costs that may qualify for capitalization under SFAS 86. Our aggregate minimum operating lease payments for 2005 will be approximately $1.9 million. Our aggregate minimum royalties payable to third party software providers in accordance with 2005 agreements for third party software used in conjunction with our software is approximately $50,000 for the remainder of 2005. Future commitments to third party software providers are as follows:

(in thousands)

Year	Amount
2006	$400
2007	125
2008	50
2009	50
Total	$625

We generated a net loss of ($7.4) million for the nine months ended September 30, 2005 and ($5.2) million for the year ended December 31, 2004 after generating net income of $2.3 million and $1.9 million for the years ended December 31, 2003 and 2002, respectively. For the nine months ended September 30, 2005 and the year ended December 31, 2004, we experienced a decline in revenue as our business shifted to focus more heavily on the records compliance management business. Management’s initiatives over the last two years, including the restructurings in June of 2005 and 2004, the private placements of common stock in April of 2004 and June of 2005 and 10% salary cuts of executive management for most of the second half of 2005, have been designed to improve operating results and liquidity and better position AXS-One to compete under current market conditions. As a result of these efforts, we expect that our current cash balance, availability of borrowing capacity under our bank line of credit, and operating cash flow should be sufficient to meet the short-term requirements of the business. However, we may in the future be required to seek new sources of financing or future accommodations from our existing lender or other financial institutions, or we may seek equity infusions from private investors. We may also be required to further reduce operating costs in order to meet our obligations. Our ability to fund our operations beyond 2005 is heavily dependent on the growth of our revenues over current levels to achieve profitable operations. Additionally, there is a risk that cash held by our foreign subsidiaries may not be readily available for use in our U.S. operations to pay our obligations as the transfer of funds is sometimes delayed due to various foreign government restrictions. No assurance can be given that management’s initiatives will be successful or that any such additional sources of financing, lender accommodations or equity infusions will be available.

Segment Information

AXS-One Enterprise Solutions

For the three and nine months ended September 30, 2005, license fee revenues were $0.5 million and $1.3 million, respectively, compared to $0.4 million and $1.2 million, respectively, for the comparable prior year period. License fees have remained fairly consistent, as we have continued to license new software modules and additional users for previously licensed modules to our existing customers. Service revenues for the three and nine months ended September 30, 2005 were $5.1 million and $15.2 million, respectively, compared to $6.2 million and $20.4 million, respectively, for the comparable prior year period. In 2004 we had a large consulting project with one customer that was substantially completed by the end of the third quarter of 2004. There is no similar project in 2005. Enterprise Solutions had operating income of $2.4 million and $5.8 million, respectively, for the three and nine months ended September 30, 2005 as compared to $0.1 million and $0.5 million, respectively, for the comparable prior year periods. Operating income increased primarily as a result of reductions of expenses in all areas relative to this operating segment as the Company’s focus has shifted to the development of Records Compliance Platform Solutions. We continue to maintain a qualified staff to develop, enhance, support and maintain our financial modules for our customer base.

Records Compliance Platform Solutions

Records Compliance Platform Solutions had license fee revenues of $2.0 million and $2.8 million, respectively, for the three and nine months ended September 30, 2005, compared to $0.9 million and $3.5 million, respectively for the comparable prior year periods. The increase in license fee revenues for the quarter was primarily due to an increase in the number of orders for these products, including one order which exceeded $1 million of license revenue recognized in the third quarter. The services revenues for the three and nine months ended September 30, 2005 were $1.7 million and $5.5 million, respectively, compared to $1.5 million and $4.3 million, respectively, for the comparable prior year periods. The increase in services revenues was from implementation projects resulting from licenses entered into during the fourth quarter of 2004, as well as from new license contracts entered into in 2005. The Company’s service revenues are generally driven by new license orders. Records Compliance Platform Solutions generated operating losses for the three and nine months ended September 30, 2005 of $0.6 million and $7.2 million, respectively, as compared to operating income of $0.5 million and $2.4 million, respectively, for the comparable prior year periods. The operating losses are the result of increased expenses in all areas to develop, market and support this growing operating segment. A reconciliation of segment operating income to consolidated operating income is provided in Note 4 of the Consolidated Interim Financial Statements provided herin.

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

We recognize revenue in accordance with Statement of Position 97-2, ‘‘Software Revenue Recognition’’ (‘‘SOP 97-2’’), and Statement of Position 98-9, ‘‘Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions.’’ Revenue from non-cancelable software licenses is recognized when the license agreement has been signed, delivery has occurred, the fee is fixed or determinable and collectibility is probable. The Company recognizes revenue from resellers when an end user has placed an order with the reseller and the above revenue recognition criteria have been met with respect to the reseller. In multiple element arrangements, we defer the vendor-specific objective evidence of fair value (‘‘VSOE’’) related to the undelivered elements and recognize revenue on the delivered elements using the residual method. The most commonly deferred elements are initial maintenance and consulting services. Initial maintenance is recognized on a straight-line basis over the initial maintenance term. The VSOE of maintenance is determined by using a consistent percentage of maintenance fee to license fee based on renewal rates. Maintenance fees in subsequent years are recognized on a straight-line basis over the life of the applicable agreement. Maintenance contracts entitle the customer to hot-line support and all unspecified product upgrades released during the term of the maintenance contract. Upgrades include any and all unspecified patches or releases related to a licensed software product. Maintenance does not include implementation services to install these upgrades. The VSOE of services is determined by using an average consulting rate per hour for consulting services sold separately multiplied by the estimate of hours required to complete the consulting engagement.

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

The majority of our training and consulting services are billed based on hourly rates. We generally recognize revenue as these services are performed. However, when we enter into an arrangement that is based on a fixed fee or requires us to perform significant work either to alter the underlying software or to build additional complex interfaces so that the software performs as the customer requests, we recognize the related revenue using the percentage of completion method of accounting. This would apply to our custom programming services, which are generally contracted on a fixed fee basis. Anticipated losses, if any, are charged to operations in the period such losses are determined to be probable.

Revenues from transaction fees associated with a hosting arrangement, billable on a per transaction basis and included in services revenue on the Unaudited Consolidated Statements of Operations, are recognized based on the actual number of transactions processed during the period.

Revenues from joint ventures (included in Revenues: Other-Related Parties in our Consolidated Statements of Operations) includes consulting revenue for the joint ventures’ use of our South African subsidiary’s consultants and directors’ fees (during the 2004 period only) in accordance with the joint venture agreement. Revenue is recognized upon performance of the services.

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

Capitalized Software Development Costs

Our policy is to capitalize certain software development costs in accordance with Statement of Financial Accounting Standards No. 86, ‘‘Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed’’ (‘‘SFAS 86’’). Under SFAS 86, costs incurred to develop or significantly enhance computer software products are charged to research and development expense as incurred until technological feasibility has been established. We establish technological feasibility upon completion of a working model or completion of a detailed program design. Generally costs related to projects that reach technological feasibility upon completion of a working model are not capitalized as the time period between establishment of the working model and general availability is of short duration. For projects that meet technological feasibility upon completion of a detailed program design, all research and development costs for that project are capitalized from that point until the product is available for general release to customers. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs require considerable judgment by management with respect to certain external factors, including, but not limited to, anticipated future revenues, estimated economic life and changes in technology. It is reasonably possible that estimates of anticipated future revenues, the remaining estimated economic life of the products, or both will be reduced in the future due to competitive pressures. As a result, the carrying amount of the capitalized software costs may be reduced through a charge to operations in the near term. Upon the general release of the software product to customers, capitalization ceases and such costs are amortized (using the straight-line method) over the estimated life, which is generally three years.

Recently Issued Accounting Standards

In December 2004, the FASB issued SFAS No. 123 (revised 2004), ‘‘Share-Based Payment’’ (SFAS No. 123R), which replaces SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No. 123R addresses the accounting for transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options and restrictive stock grants, to be recognized as a compensation cost based on their fair values. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. We are required to adopt SFAS No. 123R no later than January 1, 2006. Under SFAS No.

123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period presented. On October 26, 2005, the Board of Directors of the Company approved the acceleration of vesting of all unvested ‘‘out-of-the money’’ stock options previously awarded to current employees and directors under the Company’s stock option program. The accelerated options have exercise prices ranging from $2.15 to $6.25 with a weighted average exercise price of $2.99. Options to purchase approximately 2.2 million shares became exercisable immediately as a result of the vesting acceleration. To avoid any unintended personal benefits, the Company also imposed a holding period on the shares underlying the accelerated options in the form of a Resale Restriction Agreement. This agreement requires all optionees to refrain from selling any shares acquired upon the exercise of the options until the earlier of the date such shares would have vested under the options’ original vesting terms or the date of the employee’s or director’s termination from the Company. As a result of this acceleration, the Company expects to reduce the stock compensation expense it otherwise would be required to record beginning in January 2006 upon adoption of SFAS 123R by approximately $4.1 million over a weighted average period of 1.82 years. In making the decision to accelerate these options, the Board of Directors considered the interests of the Company’s stockholders as this acceleration will reduce compensation expense in future periods. The Company is evaluating whether the requirements under SFAS 123(R) will have a significant impact on our consolidated statements of operations and net income (loss) per common share.

On December 16, 2004, the FASB issued Statement No. 153, ‘‘Exchanges of Non-monetary Assets,’’ an amendment of APB Opinion No. 29. Statement No. 153 addresses the measurement of exchanges of non-monetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. The Statement is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We do not believe adoption of Statement No. 153 will have a material effect on our consolidated financial position, results of operations or cash flows.

On December 21, 2004, the FASB issued FASB Staff Position No. FAS 109-2 (FAS 109-2), ‘‘Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.’’ The American Jobs Creation Act introduces a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. FAS 109-2 provides accounting and disclosure guidance for the repatriation provision. FAS 109-2 is effective immediately, though the Treasury Department or Congress is expected to provide additional clarifying language on key elements of the repatriation provision. The adoption of FAS 109-2 did not have a material effect on our consolidated financial position, results of operations or cash flows as we do not currently have foreign earnings available for repatriation.

On May 5, 2005, the FASB issued SFAS No. 154, ‘‘Accounting Changes and Error Corrections’’ (‘‘SFAS No. 154’’), which replaces Accounting Principles Board (‘‘APB’’) Opinion No. 20 ‘‘Accounting Changes,’’ and SFAS No. 3 ‘‘Reporting Accounting Changes in Interim Financial Statements.’’ SFAS No. 154 changes the requirements for the accounting and reporting of a change in accounting principle, and applies to all voluntary changes in accounting principles, as well as changes required by an accounting pronouncement in the unusual instance that it does not include specific transition provisions. Specifically, SFAS No. 154 requires retrospective application to prior periods' financial statements unless it is impracticable to determine the period specific effects or the cumulative effect of the change. SFAS No. 154 does not change the transition provisions of any existing pronouncement. SFAS No. 154 is effective for the Company for all accounting changes and corrections of errors made beginning January 1, 2006.

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

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of ‘‘disclosure controls and procedures’’ in Rule 13a-15(e). In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 30, 2005. Based upon the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of September 30, 2005.

Internal controls over financial reporting

There have been no changes in the Company's internal control over financial reporting during the quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 4. Submission of Matters to a Vote of Security Holders

At a special meeting of stockholders held on September 20, 2005, the stockholders approved sales of common stock and issuance of warrants to Company management and Board members by the votes indicated:

Votes For	Votes Against	Abstentions	Broker Non-votes
18,105,565	542,323	258,459	—

Item 5.    Other Information

At the Board meeting held on October 26, 2005, the Board reconstituted certain Board committees due to the recent changes of Board of Directors of the Company. Outlined below is the current composition of each Board committee:

Audit Committee
Daniel H. Burch
Harold D. Copperman
Allan D. Weingarten

Compensation Committee
Robert J. Migliorino
Allan D. Weingarten
Harold D. Copperman

Nominating Committee
Anthony H. Bloom
Allan D. Weingarten
Harold D. Copperman

Item 6. Exhibits

Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certifications — William P. Lyons
Exhibit 31.2	Rule 13a-14(a)/15d-14(a) Certifications — Joseph Dwyer
Exhibit 32	Officer Certifications under 18 USC 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AXS-ONE INC.

Date: November 14, 2005	By:	/s/ William P. Lyons
William P. Lyons Chief Executive Officer and Chairman of the Board

	By:	/s/ Joseph Dwyer
Joseph Dwyer Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)