Form 10-K
period 2005-12-31
AXS ONE INC
filed 2006-03-23
CIK 947427

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2005

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
None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

YES     NO

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

YES     NO

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES     NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

YES     NO

Indicate by check mark whether the Registrant is a shell company as defined in Rule 12b-2 of the Exchange Act).

YES     NO

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based upon the closing sale price of Common Stock on June 30, 2005 (the last business day of the Registrant’s most recently completed second fiscal quarter) as reported on the American Stock Exchange, was approximately $53.1 million. Shares of Common Stock held by each officer and director of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 7, 2006, Registrant had outstanding 34,347,152 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12, 13 and 14 of Part III are incorporated by reference from a portion of the Registrant's definitive proxy statement to be furnished to stockholders in connection with the 2006 Annual Meeting of Stockholders.

PART I

Item 1.	Business

This Report contains statements of a forward-looking nature within the meaning of the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, relating to future events or future financial results of the Company. Investors are cautioned that such statements are only predictions and that actual events or results may differ materially. In evaluating such statements, investors should specifically consider the various factors identified in this Report which could cause actual events or results to differ materially from those indicated by such forward-looking statements, including the matters set forth in ‘‘Risk Factors’’ below.

General

AXS-One Inc. (‘‘AXS-One’’ or the ‘‘Company’’) is a software company providing robust, secure business solutions that allow an organization to reduce the inherent risks associated with retaining and managing corporate records as well as to achieve efficiency in its business processes and to extend those efficiencies to its customers, suppliers, and business partners. AXS-One has a proven track record in developing flexible, high-performance, scalable, secure and effective business solutions for Global 2000 organizations. AXS-One’s ability to quickly identify emerging market opportunities and to build high-quality, innovative solutions has won many awards over the years. The Company has devoted significant resources to developing new products which serve the Content Archival, Records Management, Compliance Management, E-Discovery, and Information Management Markets.

AXS-One believes that changes in the scope and complexity of the corporate regulatory, governance, privacy and legal environment have significantly altered how organizations are doing, and are required to do, business. Organizations are re-evaluating their software requirements to invest in solutions that ensure operational efficiency and competitive advantage while enabling them to address and satisfy their requirements for corporate governance, regulatory compliance, legal discovery and privacy of information. AXS-One’s approach allows organizations to meet these requirements by leveraging investments in existing systems to extend them with collaborative web services and business components that automate business processes across corporate boundaries. This results in manageable investments, quick implementation schedules and a more rapid return on investment.

AXS-One has two main product lines:

Records Compliance Management – AXS-One Compliance Platform™ — an integrated solution that enables organizations to manage growing volumes of disparate electronic records, including e-mail and instant messages, images, voice, office documents, ERP-generated data such as SAP and electronic print reports. All records are archived and managed according to corporate records policies from initial capture and indexing through archival, search and ultimate destruction. These products have been developed and optimized to address global issues of regulatory compliance, corporate governance, supervision and privacy as they relate to the retention and disposition of electronic records, as well as to significantly reduce infrastructure costs (primarily storage and associated management costs). Patent-pending search technology enables organizations to respond quickly and accurately to the growing pressures of e-discovery and litigation support.

Financial Management – AXS-One® Enterprise Financials — a comprehensive suite of financial management solutions for a broad range of industries designed to address accounting, time and expense management, financial reporting, performance management and corporate governance.

Distribution

AXS-One markets its products worldwide through a direct sales force located in the United States, the United Kingdom, South Africa, Australia, Singapore, Hong Kong and Taiwan. During 2005, the Company announced a number of partnerships, establishing an indirect sales channel through global partnership and local reseller agreements. For fiscal year 2005, AXS-One generated $1.4 million or 25.6% of license revenues from its distributors. For further information, see ‘‘Strategic Alliances and Business Development Programs’’. Information specific to the two product lines are presented in Note 10 to the Consolidated Financial Statements.

Products

AXS-One Records Compliance Management Solutions

The AXS-One Compliance Platform is an integrated solution that enables organizations to securely capture, index, archive, share, search, supervise and manage the retention and disposition of electronic records, including e-mail and instant messages, images, voice, office documents, ERP-generated data such as SAP and electronic print reports. These products have been developed and optimized to address global issues of regulatory compliance, corporate governance, supervision, legal discovery and privacy as they relate to the retention and disposition of electronic records.

The basis for this solution is AXS-One Central, a digital archiving solution that provides a centralized and highly scalable repository designed for long term secure storage and management of massive volumes (terabytes) of disparate data. Originally launched in 1993 as ‘‘COOL™’’, AXS-One Central has been implemented by global financial institutions, including four of the world’s largest financial institutions, for the long term archival of their financial books and records in compliance with SEC Rule 17a-4 under the Securities Exchange Act. Integrated workflow ensures full record integrity by providing a full audit trail – ‘‘process chain of custody’’ to deliver documented evidence of all interaction during the life of the record and confirmation that records have not been modified. In addition to eliminating paper production, distribution and storage costs, the solutions provide fast, secure online access to relevant information via a powerful portal that can deliver significant productivity gains to organizations.

Applications built on AXS-One’s set of archiving and workflow products have been deployed as electronic bill presentment and document delivery solutions (e-delivery), self-service information systems, Internet report publishing and distribution solutions, customer service solutions, Internet-enabled information reconciliation solutions, and transaction confirmation solutions. These solutions are typically implemented in a timely manner, thus providing a rapid time-to-value. During 2005 AXS-One E-Delivery Service, developed for the European travel industry, went live. At the end of 2005, 50 tour operators had subscribed to the E-Delivery Service.

During 2005, AXS-One announced further significant development on the AXS-One Compliance Platform, focusing primarily on performance-based enhancements. Version 3.5, featuring Rapid-AXS, was launched in May, and introduced provisional patent-pending search functionality. Rapid-AXS takes advantage of grid computing architecture and leverages commodity hardware to deliver what AXS-One believes to be an unmatched price-performance ratio. Version 3.5 also introduced a Search Wizard, reducing the potential complexity of searches for non-IT staff and ensuring error-proof search capabilities for legal discovery. Finally in 2005 AXS-One announced AXS-Link for Desktop, a desktop archiving product available both as an integrated component of the AXS-One Compliance Platform, as well as a stand-alone solution.

AXS-One believes that the performance enhancements and additional functionality made to the AXS-One Compliance Platform through 2005 continues to provide it with further competitive advantage, and means that the Company can offer its customers and prospective customers a broad suite of solutions that enable them to address their current enterprise needs and to scale to meet their future requirements.

During the year, AXS-One announced a significant number of new customer wins for its RCM technology around the world. The contracts were across multiple industries, including financial services, healthcare, pharmaceutical, manufacturing, retail and government, and represented both competitive wins as well as the initial success of AXS-One’s channel strategy. (See ‘‘Strategic Alliances and Business Development Programs.’’) AXS-One believes that the Company’s ability to deliver a single, integrated platform capable of managing large and growing volumes of disparate electronic records throughout their lifecycle, as well as its focus on real business requirements as they relate to technology continues to differentiate the Company from its competitors.

AXS-One Records Compliance Management Architecture

The AXS-One Records Compliance Management solution suite is based on a single, scalable archive. This architecture provides the ability for organizations to capture, store, manage and reproduce

‘‘states-of-time’’ on demand: to reproduce, via a single platform, records such as e-mail, instant message, desktop/office document (Microsoft Word document or Microsoft Excel spreadsheet), electronic reports and more, based upon request by internal parties, or for satisfaction of external regulatory audit or legal discovery requests. This architecture also provides system level assurance of data and process integrity by delivering full process chain of custody records for the managed data, as well as enabling organizations to recognize operational efficiencies.

AXS-One has focused its architectural requirements on enterprise scalability and performance, and on the ability to handle large, complex requirements for integration within large corporate infrastructures (which can then be easily applied to meet the requirements of strategic subscription and application service providers (ASP) partners). The Company continues to extend the value of the archive with the addition and continued improvements of our Web Services/XML capabilities, that allow our platform to be truly pervasive within an organization, and of applications that deliver significant value – e-delivery, e-mail and IM archiving, supervision, legal discovery and legal case hold, SAP archiving and records management.

In 2005, AXS-One announced a series of performance-related enhancements (See AXS-One Records Compliance Management Solutions above) which focused on improving the performance of the AXS-One Compliance Platform to address increasingly critical processes (ingestion, search and retrieval). AXS-One believes that scalability and performance, in addition to low total cost of ownership, are increasingly competitive differentiators for its direct and indirect (channel) sales opportunities.

AXS-One Records Compliance Management Products

Integrated product components are available for: digital archiving; electronic presentment; e-mail archival and management for Microsoft Exchange, Lotus Notes, Bloomberg Mail and other message types; instant messaging archival, with specific connectors for products from FaceTime and IMlogic; SAP archival; desktop archiving for content such as word processing and spreadsheet documents; supervision; electronic records management; legal discovery and case management.

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

The Company continues to enhance this solution suite to ensure continued compatibility with and optimization of current technology, to respond to customer enhancement requests and to ensure continued competitive differentiation. During 2005, AXS-One delivered or made available Enterprise 9.0 − Compliance Edition to its customers.

As well as including customer-requested enhancements to existing components, Enterprise 9.0 – Compliance Edition includes new functionality designed to help customers more easily comply with the requirements of Sarbanes-Oxley, including sections 404, 103 and 802. The ‘‘duty to preserve’’ requirements of Sections 103 and 802 have been addressed by integrating the AXS-One Enterprise Financials products with the AXS-One Compliance Platform solution, enabling output generated by any of the Enterprise 9.0 – Compliance Edition components to be automatically and securely stored and retained in AXS-One Central, AXS-One’s digital archive solution. This functionality can then be expanded by implementing additional components of the AXS-One Compliance Platform including e-mail management, instant messaging management, electronic records management, legal discovery and legal case management. AXS-One believes that integration of its two product lines to address customers’ critical business issues will not only address customer satisfaction and customer retention issues for its Enterprise Financial solutions but provide an enhanced platform to generate future sales opportunities within its current customer base for its Records Compliance Management product suite.

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

Customers can use pre-packaged AXS-One solutions, customize AXS-One solutions to meet specific business requirements, connect existing systems with AXS-One, or build completely new solutions in-house, supported by AXS-One products. Interoperability choices include batch and real-time Web services interfaces, XML documents, reports, e-mail, faxes, images, relational database systems and even websites.

AXS-One Enterprise Financials Products

Integrated product components are available for: General Ledger, Accounts Payable, Accounts Receivable, Purchasing, Fixed Assets, Time and Billing, Encumbrance Accounting and Workflow.

During 2005, AXS-One shipped Version 9 – The Compliance Edition of its Enterprise Financials suite. Key new functionality included full integration with AXS-One Central specifically to address new data retention requirements introduced in the Sarbanes-Oxley Act, a new XML Interface, enhanced reporting with the integration of Crystal Reports and other enhancements to the Cycle Management product. As well as providing customers with additional functionality, the new release enables them to meet their corporate governance needs and regulatory deadlines for 2006. A number of customers have already successfully migrated to this new release.

Client Services

The Company considers its Client Services to be a major asset and key differentiator from other vendors. With its 24 x 7 client support, ‘‘Implementation Certainty’’ methodology, standard and customized training and product certification, AXS-One has created a client services program to handle the needs of its customers and to support its channel partners.

As of December 31, 2005, the Company had 84 employees worldwide providing customer support, consulting and training services. To maintain a high standard of service, the Company requests customer evaluations of client support personnel on a quarterly basis. The Company's services are described below.

Client Support

Support for domestic U.S. clients is based out of the Company's corporate headquarters in Rutherford, New Jersey. Client support centers are also based in Johannesburg, London, Singapore, and Sydney. The global support center infrastructure has been optimized to allow for an effective and efficient ‘‘follow the sun’’ 24 x 7 customer support strategy. Annual maintenance contracts are generally required for the first year of a customer's use of the Company's products, and are renewable on an annual basis. Maintenance contracts entitle the customer to hot-line support and all product upgrades released during the term of the maintenance contract. Upgrades include any and all patches or releases related to a licensed software product. Maintenance is offered at three levels of hot-line support, Platinum, Gold and Silver. Maintenance fees vary depending on the hours of hot-line support requested by the customer and typically range between 18% and 25% of license fees.

The Company also provides product management overview and product information bulletins on an ongoing basis as well as a customer-accessible knowledge base and periodic informational updates about installed products. The bulletins generally answer ‘‘commonly asked questions’’ and provide information about new product features. The Company also provides services for the development of customized documentation about the customer's system to reflect, among other things, user-defined modifications and specific business logic and processes.

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

Consulting Services

The Company's consulting services organization provides project assurance, business systems review, technical design, functional design, business modeling, system tailoring, system certification, change management and ongoing project support in connection with a customer’s implementation of the Company's products. Similar services are also provided for upgrades to later versions of the software and migrations to different operating platforms. The Company frequently works with third-party consultants and system integrators to provide customers with a full range of installation, customization and project management services.

Education Services

The Company provides education services worldwide through its Knowledge Transfer organization. This group is responsible for the development and delivery of training courses designed to familiarize users with the Company's products, and to train AXS-One staff and partners in product installation, implementation and technical support. In addition to scheduled classroom training, this group delivers standard courses at customer locations as well as working with customers to create classes tailored to their specific requirements. Training courses vary in length from one to ten days

Strategic Alliances and Business Development Programs

AXS-One’s mission is to be a leading provider of Records Compliance Management solutions, leveraging its expertise in archiving, workflow and compliance gained and maintained by its strong presence in the Enterprise Financials market. The solutions offered by the Company’s product lines address the requirements of global enterprises across different industries. In order to gain market share, further penetrate new and existing market sectors, establish new geographical markets and leverage best in breed technology, the Company realizes that it must leverage not only its own key resources but also those of other organizations.

Since its inception, the Company has established strategic alliances and relationships with a number of organizations as an integral component of its go-to-market strategy. The Company believes these relationships are important to the development, sales, marketing, integration, and support of its products. During 2005, the Company executed against its 2004 stated intention to significantly develop its channel sales model by establishing relationships with leading organizations around the world.

During 2005, AXS-One announced several partnerships and began to recognize revenues from some of these. The most significant of these was an announcement in January 2005 with Sun Microsystems whereby the two organizations entered into a Technology Development and License Agreement. Under the terms of the agreement, Sun is marketing, licensing, implementing and supporting the entire AXS-One Compliance Platform product suite worldwide as well as marketing and supporting this suite through Sun’s global reseller network. Sun markets the AXS-One Compliance Platform as the core component of the Sun Compliance and Content Management Solution – an integrated and tested solution that may also include Sun servers, Sun storage and Sun middleware. In September 2005 the AXS-One products, as a component of the Sun Compliance and Content Management Solution, were officially added as part numbered items to Sun’s own price list and formally announced to the Sun organization. At the end of 2005, AXS-One issued a Sun-endorsed announcement that development work had been completed to replace Sun’s current e-mail archival product – Infinite Mailbox – and to facilitate the migration of Infinite Mailbox customers to the AXS-One solution. Throughout 2005, Sun and Storagetek closed a number of contracts around the world for the Sun Compliance and Content Management Solution including a publicized sale at North Fork Bank in the US.

In addition to formalizing and expanding its global relationship with Sun Microsystems, AXS-One has developed relationships around the world with Sun resellers and expects to continue this strategy throughout 2006. Initial successes have been recorded in Australia and the US.

Throughout 2005, AXS-One continued to expand its reseller network in Asia, announcing partnerships with organizations in Hong Kong, China, India, Malaysia, the Philippines and Thailand. All resellers have been fully trained and are fully productive with new sales closed or pending.

Going into 2006, the Company has some 30 resellers in 20 countries worldwide including Sun Microsystems, Fujitsu, Siemens and BT.

In response to the growing demand for hosted archiving solutions and Software as a Service, AXS-One continues to expand its channel strategy, entering into partnerships in 2005 with BT worldwide and Amerivault in the US. AXS-One expects its 2006 channel strategy to include partnership development into this expanding market. See ‘‘Risk Factors.’’

Product Development

The Company has a dedicated product development and engineering organization and periodically releases new products and enhancements to existing products. Product development efforts are directed at increasing product functionality, improving product performance, providing support to existing products, expanding the capabilities of the products to inter-operate with third-party software and hardware, developing new products and integrating new technologies. In particular, the Company has from time to time devoted substantial resources to develop additional modules for its products and the capability to support additional platforms, databases, graphical user interfaces (GUIs), toolsets and emerging technologies. While the Company anticipates that certain new products and enhancements will be developed internally, the Company has in the past and may continue to acquire or license technology or software from third parties when appropriate. See ‘‘Risk Factors.’’

As of December 31, 2005, the Company had 58 employees engaged in product development and engineering.

Competition

The software markets in which AXS-One is engaged are intensely competitive and rapidly changing. A number of companies offer products similar to AXS-One’s and target the same customers. The Company believes its ability to compete depends upon many factors within and outside its control, including the timing and market acceptance of new products and enhancements developed by the Company and its competitors, product functionality, performance, price, reliability, customer service and support, sales and marketing efforts and product distribution. The Company’s AXS-One Enterprise Financials are positioned in a highly dynamic market, with competition from traditional ERP vendors such as the financial applications software offered by SAP, Oracle Corporation (which recently acquired PeopleSoft) Lawson and SSA Global, and others. In light of the current market focus on regulatory compliance, governance and legal discovery, many organizations are trying to position themselves as vendors of ‘‘compliance’’ solutions. This includes traditional competitors for the Company's AXS-One Central product such as IBM and Mobius. It also includes competition from vendors of point solutions (Legato, KVS, iLumin, and IXOS) that have been acquired by larger vendors – EMC, Veritas (then acquired by Symantec) and OpenText. See ‘‘Risk Factors.’’

Intellectual Property

The Company's success is heavily dependent upon its proprietary technologies as well as products from third parties, software vendors and hardware vendors. The Company regards its software as proprietary, and relies primarily on a combination of contractual provisions and trade secrets, copyright and trademark law to protect its proprietary rights. As of December 31, 2005, the Company had no patents and has one provisional patent application pending. Existing trade secrets and copyright laws afford only limited protection.

The Company has obtained Federal registrations for its trademarks ‘‘AXS One®,’’ the distinctive AXS-One logo, ‘‘Access Tomorrow Today®,’’ ‘‘AXSPoint®,’’ ‘‘TransAXS®,’’ and ‘‘Computron®.’’ In addition, the Company has certain U.S. common law rights, and rights under foreign laws in relation to its trademarks, service marks and product names. See ‘‘Risk Factors.’’

Employees

As of December 31, 2005, the Company had 209 full-time employees, 132 within the United States and 77 outside the United States, including 58 in product development and engineering, 84 in customer service and support, 42 in sales and marketing, and 25 in finance, administration and executive management. The Company's employees are not covered by any collective bargaining agreements. The Company believes that its relations with its employees are good.

Available Information

Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports are available, without charge, on the SEC web site, www.sec.gov, as soon as reasonably practical after they are electronically filed with, or furnished to, the SEC. The investor section of our web site, www.axsone.com, provides a direct link to AXS-One filings with the SEC. Copies are also available, without charge, from AXS-One Inc., Investor Relations, 301 Route 17 North, Rutherford, NJ 07070.

Directors, Executive Officers and Key Management Employees

The current directors, executive officers and key management employees of the Company as of February 28, 2006, are as follows:

Name	Age	Position
William P. Lyons	61	Chairman of the Board and Chief Executive Officer
Elias Typaldos	55	Executive Vice President, Technology and Director
Joseph Dwyer	50	Executive Vice President, Chief Financial Officer and Treasurer
Rob Milks	44	Senior Vice President — Sales, Americas
Gennaro Vendome	59	Director
Daniel H. Burch (1)	54	Director
Robert Migliorino (2)	56	Director
Allan Weingarten (1)(2)(3)	68	Director
Anthony Bloom (3)	67	Director
Harold Copperman(1)(2)(3)	58	Director

(1)	Member of the Audit Committee

(2)	Member of the Compensation Committee

(3)	Member of the Nominating Committee

William P. Lyons joined the Company as President and Chief Executive Officer in April 2004 and was appointed Chairman of the Board on June 10, 2004. Prior to joining the Company, Mr. Lyons was President and Chief Executive Officer of Caminus Corporation, a publicly traded provider of integrated enterprise software applications to the global energy industry from July 2002 until April 2003 when it was sold to SunGard Data Systems, Inc. From April 2003 until April 2004, Mr. Lyons served as a consultant for various pre-public software companies on strategic issues. From January 2001 until July 2002, when it was sold to Rational Software, Mr. Lyons was President & Chief Executive Officer of NeuVis, a technology provider of N-tier application development software. From 1998 to 2001, Mr. Lyons was President and Chief Executive Officer of Finjan Software, a privately held vendor of security software solutions. Mr. Lyons also has been CEO of Park Place Systems, an object-oriented tools company and Ashton-Tate Inc., a PC database company. He also spent 18 years at IBM in a variety of sales and marketing positions most recently as VP Software for the PC division.

Elias Typaldos, a founder of the Company, has been Senior Vice President, Research and Development (1978 – 2002) and Executive Vice President, Technology (2002 – present) of the Company. Mr. Typaldos has also been a director since the Company's formation in 1978, and served as Chairman of the Board from March 1997 until June 2004.

Gennaro Vendome, a founder of the Company, had been a Vice President and director since the Company's formation in 1978. Mr. Vendome served in various executive positions with AXS-One from 1978 until June 2005, including as Executive Vice President of Sales, Marketing and Consulting for North America from April 2002 until August 2004 and Executive Vice President of Business Development until June 2005. Mr. Vendome was Treasurer of the Company from 1981 until 1991 and Secretary of the Company from 1982 until 1991. Mr. Vendome terminated from the Company in June 2005 as an executive officer but remains a director of the Company.

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

Rob Milks was promoted to Senior Vice President of Sales, America’s in January 2006. Mr. Milks joined the company in October 2005 as Regional Vice President of Eastern Sales. Mr. Milks brings over 24 years of successful experience building and managing multi-million dollar enterprise software sales organizations. Prior to joining AXS-One, Rob held executive sales management positions at both public and private software companies including BlueRoads Corporation, Selectica, Inc., Intertech Information Management, Inc., Shannon Data Systems, Inc. and MicroComputer Corp.

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

Anthony Bloom has been a director since June 2005. Mr. Bloom is an international investor now based in London. Prior to his relocation to London in July 1988, he lived in South Africa where he was the Chairman and Chief Executive Officer of The Premier Group, a multi-billion dollar conglomerate involved in agribusiness, retail and consumer products, and a member of the boards of directors of Barclays Bank in South Africa, Liberty Life Assurance and South African Breweries. After moving to the United Kingdom in 1988 he served as a member of the board of directors of RIT Capital Partners plc, the publicly traded, London-based investment company chaired by Lord Rothschild, and as Deputy Chairman of Sketchley plc. He is currently a director of Xantrex Technology Inc., Cherokee International, Cortiva Inc., Rio Narcea Limited, and is Chairman of Cineworld UK.

Harold Copperman has been a director since September 2005. Mr. Copperman is currently President and CEO of HDC Ventures, a management and investment group focusing on enterprise systems, software and services. From 1993 to 1999, Mr. Copperman served as Senior Vice President and Group Executive at the Digital Equipment Corp. Mr. Copperman has also served as President and CEO of JWP Information Systems, President and COO of Commodore Computers, and Vice President and General Manager at Apple Computer. He also spent 20 years at IBM, where he held a variety of engineering, sales, marketing and executive management positions. Mr. Copperman is currently on the board of Epicor Software, Avocent Corporation, Metastorm Inc., and WBT Systems.

Each of the Directors will be subject to re-election at the 2006 Annual Stockholders meeting.

Item 1A.	Risk Factors

We have a previous history of net losses.

AXS-One incurred a net loss of $9.0 and $5.2 million for 2005 and 2004, respectively, after having generated net income of $2.3 million during the year ended December 31, 2003. Although AXS-One generated revenues and reduced costs sufficient to be profitable in 2003, we were not able to sustain profitability in 2005 or 2004 and may not be able to on a quarterly or annual basis in the future. As of December 31, 2005, we had an accumulated deficit of $90.7 million.

AXS-One’s revenue and operating results have fluctuated and may continue to fluctuate significantly from quarter to quarter in the future, causing our common stock price to be quite volatile and may cause the market price to fall. A variety of factors, many of which are not in our control, cause these fluctuations and include, among others:

•	the proportion of revenues we earn from license fees versus fees for the services we provide,

•	the number of partners selling our products and their continued willingness to do so,

•	the number of third parties we use to perform services,

•	the amount of revenues we generate from our sale of third party software,

•	changes in our product mix,

•	demand for our products,

•	the size and timing of individual license transactions,

•	the products and enhancements that we, or our competitors, introduce,

•	changes in our customers’ budgets,

•	potential customers’ unwillingness to undertake major expenditures with us due to our past operating results,

•	competitive conditions in the industry and general economic conditions and

•	unrest in the Middle East or other world events.

Additionally, clients’ licensing of our products is often delayed because:

•	our clients must commit a significant amount of capital,

•	frequently, a license purchase must be authorized through the multiple channels within a client’s organization and,

•	sales are increasingly driven through our partners, reducing our control over the sales cycle.

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

AXS-One solutions are positioned in a highly dynamic market, with competition from traditional ERP vendors such as the financial applications software offered by SAP, Oracle Corporation (which recently acquired PeopleSoft) SSA Global and others. Additionally, many traditional enterprise resource planning software providers have entered into the e-business marketplace. Traditional competitors for our digital solution are IBM, Systemware, Mobius and others. The principal competitors in the area of statement presentment include Mobius, and others. The Company’s competitors for records and compliance management products include IBM, HP, EMC (Legato), CA (iLumin), OpenText (IXOS), Zantaz and Symantec (KVS). There are also a growing number of smaller, niche vendors targeting specific areas of this market worldwide.

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

As our markets continue to develop and expand, we expect established and emerging companies to compete with us due to the relatively low barriers necessary to enter the software market. We expect that competition will also increase as the software industry consolidates. During 2005, we saw the acquisition trend continue with competitors in the records and compliance management market acquired by large companies with significantly greater financial and marketing resources than us. Furthermore, we cannot assure anyone that any of the companies with whom we currently have relationships, most of which may have significantly greater financial and marketing resources than we do, will not, in the future, develop or market software products that compete with our products, or discontinue their relationship or support of us.

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

•	reducing the price of our products,

•	reducing our gross margins, and

•	losing our market share.

Any of these factors would adversely affect our business, our operating results and financial condition.

AXS-One depends on a few principal products for its revenues.

Substantially all of our revenues are derived from licensing and fees from related services of:

•	AXS-One Compliance Platform solutions; and

•	AXS-One Enterprise Financials

We expect that these products and services will continue to account for substantially all of our revenues during 2006. Accordingly, our future operating results will depend, in part, on:

•	achieving broader market acceptance of our products and services,

•	expanding our relationships with vendors in the emerging subscription market as well as our Value-Added Reseller network worldwide,

•	expanding our relationships with systems integrators,

•	maintaining our customer base, as well as

•	enhancing these products and services to meet our customers’ evolving needs.

During 2005, certain Enterprise Financials customers did not renew their annual maintenance, primarily due to our customers being acquired or merged with companies using other software. We can give no assurance that this trend will not continue or that we will be able to maintain our existing customers.

Additionally, during 2006, our AXS-One Compliance Platform solutions need to gain greater market acceptance. If:

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

For the year ended December 31, 2005, no one customer represented more than 10% of total revenues. For the year ended December 31, 2004, two customers represented 14.6% and 10.1%, individually, of total revenues. For the year ended December 31, 2003, two customers represented 18.7% and 12.1%, individually, of total revenues. For the year ended December 31, 2005, two customers represented 20.2% and 12.2%, individually, of license revenue. No one customer represented more than 10% of license revenues for the year ended December 31, 2004. License revenues included 29.5% (or 18.2% and 11.3% individually) of revenue from two customers in 2003. No one customer represented more than 10% of service revenues for the year ended December 31, 2005. Services revenues included 27.2% (or 16.1% and 11.1% individually) and 31.9% (or 19.0% and 12.9% individually) of revenue from the same two customers in 2004 and 2003, respectively.

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

Our software performance, customization, reporting capabilities, or other business objectives may or may not be affected by these changes and may or may not render us incapable of meeting future customer software demands. Introducing products embodying new technologies and emerging new industry standards can render existing products obsolete and unmarketable. Accordingly, it is difficult to estimate our products’ life cycles. Our future success will depend in part on our ability to maintain our AXS-One Enterprise products and to develop and introduce new AXS-One Compliance Platform products that respond to evolving customer requirements and keep pace with technological development and emerging industry standards, such as new:

•	operating systems,

•	hardware platforms,

•	new environments such as subscription and ASP providers,

•	interfaces, and

•	third party hardware and application software.

We can give no assurance that:

•	we will be successful in developing and marketing product enhancements or new products that respond to:

•	technological change,

•	changes in customer requirements, or

•	emerging industry standards.

•	we will not experience difficulties that could delay or prevent our successfully developing, introducing and marketing new products and enhancements, or

•	any new products or enhancements that we may introduce will be accepted by our targeted market.

Software products as complex as those we offer often encounter development delays and, when introduced or when new versions are released, may contain undetected errors or may simply fail. These delays, errors or failures create a risk that the software will not operate correctly and could cause our future operating results to fall short of expectations published by certain public market financial analysts or others. From time to time, we develop products that are intended to be compatible with various new computer operating systems, although we make no assurances that we will successfully develop software products that will be compatible with additional operating systems or that will perform as we intend. Additionally, our products, technologies and our business in general rely upon third-party products from various sources including, among others:

•	hardware and software vendors,

•	relational database management systems vendors,

•	ERP software vendors

•	reporting software vendors

•	IM software vendors, or

•	e-mail system vendors.

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

On June 17, 2005, the Company entered into a definitive agreement with a number of investors as well as members of AXS-One Management and Board members to sell 4,534,461 shares of its common stock for total consideration of $6.8 million. On June 21, 2005, the initial closing date, the Company received net proceeds of approximately $5.8 million from the investors and issued 4,081,015 shares of common stock. This excluded amounts due from members of the Company’s management and Board members which together represented 10% of the investment. The closing with respect to the shares being offered to members of the Company’s management and Board members was subject to shareholder approval. The Company also issued, at the same time, warrants to purchase an aggregate of 408,103 shares of common stock at $1.90 per share and warrants to purchase 408,095 shares of common stock at $2.15 per share. These warrants are exercisable for a period of three years beginning June 21, 2005. Warrants to purchase an additional 45,347 shares of common stock at $1.90 per share and 45,342 shares of common stock at $2.15 per share were issuable to members of the Company’s management and Board member investors upon approval of the shareholders.

On September 20, 2005, the shareholders approved the above sale of the Company’s common stock and warrants to members of the Company’s management and Board members. On September 21, 2005, the closing date, the Company received net proceeds of $0.6 million, issued 453,446 shares of common stock and warrants to purchase 45,347 shares of common stock at $1.90 per share and 45,342 shares of common stock at $2.15 per share.

On August 11, 2004, we entered into a two-year Loan and Security Agreement (‘‘Agreement’’) with a financial institution which contains a revolving line of credit under which we can borrow the lesser of $4 million or 80% of eligible accounts, as defined in the Agreement (see Note 2 to the Consolidated Financial Statements). The Agreement contains certain restrictive financial covenants. On January 27, March 28 and September 13, 2005 we amended the Loan and Security Agreement in order to revise certain terms of the Agreement.

As of September 30, 2005, the Company was in compliance with all covenants with the exception of a monthly ‘‘transition event’’ covenant which requires the Company to maintain an adjusted quick ratio greater than or equal to 1.6 to 1.0. The Company’s adjusted quick ratio at September 30, 2005 was 1.592 to 1.0. On November 7, 2005, the bank granted a waiver on the transition event covenant as of September 30, 2005 and therefore did not require the Company to transition to the higher-interest debt facility. The waiver was for the September 30, 2005 date only.

As of December 31, 2005, the Company was in compliance with the adjusted quick ratio covenant of 1.35 to 1.0 and transition event covenant, but was not in compliance with the quarterly earnings before interest, taxes, depreciation, amortization and stock compensation expense (‘‘EBITDAS’’) covenant, which requires the Company to achieve EBITDAS of the lesser of $1 better than the immediate preceding quarter EBITDAS or $1. Additionally, as of November 30, 2005, the Company did not achieve its monthly ‘‘transition event’’ covenant which requires the Company to maintain an adjusted quick ratio greater than or equal to of 1.6 to 1.0. The Company’s adjusted quick ratio at November 30, 2005 was 1.44 to 1.0. On February 6, 2006, the bank granted a waiver on the quarterly EBITDAS covenant and the November transition event covenant. The EBITDAS covenant waiver was for the quarter ended December 31, 2005 only. The transition event waiver was for the November 30, 2005 date only.

On March 14, 2006, the Company and the Bank agreed to extend the loan to February 15, 2007. All other terms of the loan remain the same.

In each of June 2005 and 2004 we initiated cost reduction efforts designed to reduce our operating costs and reduce our need for additional capital.  In the future, if we are unsuccessful with increasing revenues and operating cash flow, we may be required to further reduce our operating costs.  We believe we can successfully reduce the Company’s cost structure in the event of a shortage of capital; however, there can be no assurance that we will be able to reduce operating costs quickly enough or in amounts sufficient to avoid the need to find additional sources of financing.

No assurance can be given that management’s initiatives to generate profitable operations will be successful or that any additional necessary sources of financing, lender accommodations or equity infusions will be available. As a result our business, operating results and financial condition could be adversely impacted.

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

We believe that none of our products, trademarks, or service marks, technologies or other proprietary rights infringe upon the proprietary rights of any third parties. However, as the number of software products in our industry increases and the functionality of these products further overlap, we believe that software developers like us may become increasingly subject to infringement claims. Additionally, the market in which we compete has seen an increase in the number of ‘‘business method’’ patents issued, and infringement claims asserted, based on these issued patents. Any claims asserted, regardless of their merit, can be time consuming and expensive to defend, could cause delays in shipping our products or require us to enter into royalty or licensing agreements that may not be available on terms acceptable to us. Any of these factors would significantly impact our operating results and financial conditions or materially disrupt the conduct of our business. We cannot assure anyone that third parties will not assert infringement claims against us in the future with respect to our current or future products or services.

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

In 2005, 2004 and 2003 the Company's total revenues generated by the Company’s foreign offices were as follows:

Year	$ Amount	Percentage of Total Revenues
2005	$11.5 million	35.1%
2004	$13.6 million	35.3%
2003	$15.0 million	37.7%

AXS-One is subject to additional risks related to operating in foreign countries. These risks generally include:

•	unexpected changes in tariffs, trade barriers and regulatory requirements,

•	costs of localizing products for foreign countries,

•	lack of acceptance of localized products in foreign markets,

•	longer accounts receivable payment cycles,

•	difficulties managing international operations,

•	potentially adverse tax consequences,

•	restrictions on repatriation of earnings,

•	reduced legal protection of our intellectual property, and

•	the burden of complying with a wide variety of foreign laws.

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

Our business, product development, operating results and financial condition could be adversely impacted if we fail to maintain our existing relationships or establish new relationships, in the future, with third parties because of diverging interests, one or more of these third parties is acquired, or for any other reason, whether or not within our control. We rely on third-party relationships with a number of consultants, systems integrators and software vendors to:

•	enhance our product development,

•	market and sell our products,

•	implement our software products, and

•	support our customers.

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

We rely on strategic partners and resellers for a large portion of our new license revenue.

Our strategy has shifted over the past several years to reliance on strategic partners such as Sun Microsystems and other resellers around the world. A loss of a strategic partner or the inability to maintain productive reseller relationships could have a significant negative effect on our ability to generate new license and related service revenue.

AXS-One’s executive officers, directors and affiliates own a significant amount of its common stock.

This stock ownership may prevent or discourage tender offers for our common stock unless these controlling stockholders approve the terms of any such offers. As of March 6, 2006, AXS-One’s executive officers, directors and affiliates together beneficially own approximately 20% of our outstanding common stock. As a result, these stockholders are able to exercise significant influence over matters requiring stockholder approval including:

•	electing directors, and

•	mergers, consolidations, and sale of all or substantially all of our assets.

AXS-One relies on its key personnel and may have difficulty attracting and retaining the skilled employees it needs to operate successfully.

AXS-One’s future success will depend, in large part, on the continued service of its key executives, and if we fail to attract and maintain those executives, the quality of our products, our business, financial condition and operating results could suffer. We cannot provide assurances that turnover of our key executives will not continue, and that such turnover would not adversely affect our business, operating results and financial condition.

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

AXS-One’s common stock trading price may be volatile for reasons over which it may have little or no control.

AXS-One’s common stock trading price has, from time to time, experienced, and is likely to continue to experience, significant price and volume fluctuations, often responding to, among other factors:

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Facilities

The Company's corporate headquarters are located in Rutherford, New Jersey in leased facilities consisting of 48,800 square feet of office space occupied under a lease expiring in December 2007 with an option to renew the lease for one additional five-year period. AXS-One has the right to cancel the lease in 2007 without penalty. The Company leases additional facilities and offices, including facilities located in Rockwall, Texas and Shelton, Connecticut. The Company also leases sales and support offices outside of North America in Australia, Singapore, South Africa and the United Kingdom. While the Company believes that its facilities are adequate for its present needs, the Company periodically reviews its needs. The Company believes that additional space, if needed, would be available on commercially reasonable terms.

Item 3.	Legal Proceedings

Historically, the Company has been involved in disputes and/or litigation encountered in its normal course of business. The Company believes that the ultimate outcome of these proceedings will not have a material adverse effect on the Company's business, financial condition and results of operations or cash flows.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 2005.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company's Common Stock currently trades on the American Stock Exchange under the symbol ‘‘AXO.’’

The following table lists the high and low sales prices for the periods set forth below:

Period	High	Low
2005
First quarter	$3.87	$2.45
Second quarter	3.35	1.35
Third quarter	1.90	1.21
Fourth quarter	2.39	1.50
2004
First quarter	$4.24	$1.80
Second quarter	4.70	2.58
Third quarter	2.89	1.70
Fourth quarter	3.12	2.05

As of March 7, 2006 the approximate number of record holders of the Company’s Common Stock was 715.

The Company has never paid cash dividends on its capital stock. The Company currently intends to retain any earnings for use in its business and does not anticipate paying any cash dividends in the foreseeable future.

Item 6.	Selected Financial Data

The selected consolidated financial data set forth below for the years ended December 31, 2005, 2004, 2003, 2002, and 2001 have been derived from the audited consolidated financial statements of the Company. The consolidated statement of operations data for the years ended December 31, 2005, 2004, and 2003 and the consolidated balance sheet data as of December 31, 2005 and 2004 are derived from the audited consolidated financial statements and the related notes thereto included elsewhere in this report. The selected consolidated financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations’’ and the consolidated financial statements of the Company and related notes thereto included elsewhere in this report.

	Years Ended December 31,
	2005	2004	2003	2002	2001
	(In thousands, except per share data)
Statement of Operations Data: (1)
Revenues:
License fees	$5,546	$6,781	$6,443	$3,917	$5,421
Services (2)	27,154	31,446	32,948	33,030	35,272
Other - related parties	108	209	300	405	542
Total revenues	32,808	38,436	39,691	37,352	41,235
Operating expenses:
Cost of license fees	1,585	1,923	1,524	1,482	1,355
Cost of services (2)	16,223	17,086	15,832	15,479	18,393
Sales and marketing	9,743	9,565	7,297	6,364	9,504
Research and development	7,828	7,999	6,832	6,704	7,029
General and administrative	5,129	6,411	5,634	4,559	8,303
Restructuring and other costs	863	1,020	—	—	797
Total operating expenses	41,371	44,004	37,119	34,588	45,381
Operating income (loss)	(8,563)	(5,568)	2,572	2,764	(4,146)
Other income (expense):
Equity in losses of joint ventures	(89)	(162)	(114)	(525)	(121)
Other, net	(371)	301	(241)	(375)	(570)
Total other income (expense), net	(460)	139	(355)	(900)	(691)
Income (loss) before income tax benefit	(9,023)	(5,429)	2,217	1,864	(4,837)
Income tax benefit	25	217	99	60	182
Net income (loss)	$(8,998)	$(5,212)	$2,316	$1,924	$(4,655)
Basic and diluted net income (loss) per common share	$(0.28)	$(0.19)	$0.09	$0.08	$(0.19)
Weighted average basic common shares outstanding	31,629	27,395	24,945	24,818	24,785
Weighted average diluted common shares outstanding	31,629	27,395	26,264	25,511	24,785

	As of December 31,
	2005	2004	2003	2002	2001
	(In thousands)
Balance Sheet Data: (1)
Cash and cash equivalents, short-term investments and restricted cash	$3,670	$4,871	$3,002	$2,769	$1,902
Working capital deficiency	(3,578)	(3,258)	(5,092)	(8,391)	(10,705)
Total assets	11,066	14,781	12,150	10,599	10,060
Deferred revenue, current	8,224	9,786	8,946	8,821	8,782
Deferred revenue, long-term	63	303	1,504	—	—
Total long-term debt	—	—	—	547	1,347
Total stockholders' deficit	(2,116)	(1,024)	(3,699)	(6,025)	(8,180)

(1)	For 2001, the data above included a subsidiary in Central and Eastern Europe that was sold during 2001.

(2)	For 2001 period, reimbursed "out of pocket" expenses of $1,216, have been reclasssied as revenue from a reduction of cost of services to conform with the 2005, 2004, 2003 and 2002 presentations.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto and is qualified in its entirety by reference thereto.

This Report contains statements of a forward-looking nature within the meaning of the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, relating to future events or the future financial performance of AXS-One. Investors are cautioned that such statements are only predictions and that actual events or results may differ materially. In evaluating such statements, investors should specifically consider the various factors identified in this Report which could cause actual results to differ materially from those indicated by such forward-looking statements, including the matters set forth in ‘‘Risk Factors.’’

Executive Overview

We are a leading provider of Records Compliance Management and Financial Management software solutions designed to reduce the inherent risks associated with retaining and managing corporate records as well as to efficiently manage complex business processes. We have implemented high-volume, interoperable, scalable and secure business solutions for Global 2000 companies. Our Web Services-based technology has been critically acclaimed as best of class. Our Records Compliance Management solutions deliver an integrated solution that enables organizations to manage growing volumes of disparate electronic records, including e-mail and Instant Messages, images, voice, office documents, ERP - generated data such as SAP and electronic print reports. All records are archived and managed according to corporate records policies from initial capture and indexing through archival, search and ultimate destruction. These products have been developed and optimized to address global issues of regulatory compliance, corporate governance, supervision and privacy as they relate to the retention and disposition of electronic records, as well as to significantly reduce infrastructure costs (primarily storage and associated management costs). Patent-pending search technology enables organizations to respond quickly and accurately to the growing pressures of e-discovery and litigation support. See ‘‘Item 1. Business’’.

Our revenues are derived mainly from license fees from software license agreements entered into between AXS-One and our customers and resellers with respect to both our products and, to a lesser degree, third party products resold by AXS-One and services revenues from software maintenance agreements, training, consulting services including installation and custom programming.

We are based in Rutherford, New Jersey with 209 full-time employees, as of December 31, 2005, in offices worldwide, including Australia, Singapore, South Africa, the United Kingdom and the United States. Our foreign offices generated approximately 35.1% of our total revenues for the twelve months ended December 31, 2005. We expect that such revenues will continue to represent a significant percentage of our total revenues in the future. Most of our international license fees and services revenues are denominated in foreign currencies. Fluctuations in the value of foreign currencies relative to the U.S. dollar in the future could result in fluctuations in our revenue.

We have a 49% ownership in a joint venture in our South African operation, AXS-One African Solutions (Pty) Ltd (‘‘African Solutions’’). African Solutions sells and services our suite of products. We use the equity method of accounting for our investment whereby the investment, including loans to the joint venture, is stated at cost plus or minus our equity in undistributed earnings or losses.

We encounter competition for all of our products in all markets and compete primarily based on the quality of our products, our price, our customer service and our time to implement. The timing of the release of new products is also important to our ability to generate sales. During the second half of 2003, we launched our Records Compliance Management solution for e-mail and Instant Messaging Archival, Supervision, and Legal Discovery in response to new regulatory requirements for financial institutions in the United States as well as to address the need to reduce costs in the email management area. During 2005, AXS-One announced further significant development on the AXS-One Compliance Platform, focusing primarily on performance-based enhancements. Version 3.5, featuring Rapid-AXS, was launched in May, and introduced patent-pending search functionality. Rapid-AXS takes advantage of grid computing architecture and leverages commodity hardware to deliver what AXS-One believes to be an unmatched price-performance ratio. Version 3.5 also introduced a Search Wizard, reducing the potential complexity of searches for non-IT staff and ensuring error-proof search capabilities for legal discovery. Finally in 2005 AXS-One announced AXS-Link for Desktop, a desktop archiving product available both as an integrated component of the AXS-One Compliance Platform, as well as a stand-alone solution. Our Records Compliance Management software, including this new solution, accounted for approximately 74% of our total license fee revenues for the year ended December 31, 2005.

Our future ability to grow revenue will be directly affected by continued price competition and our ability to sustain a high maintenance revenue base from which to grow. Our growth rate and total revenues depend significantly on future services for existing customers as well as our ability to expand our customer base and to respond successfully to the pace of technological change. In order to expand our customer base, we have been actively seeking partnerships with resellers to supplement our direct sales force. During 2005, AXS-One announced several partnerships and began to recognize revenues from some of these. The most significant of these was an announcement in January 2005 with Sun Microsystems whereby the two organizations entered into a Technology Development and License Agreement. Under the terms of the agreement, Sun is marketing, licensing, implementing and supporting the entire AXS-One Compliance Platform product suite worldwide as well as marketing and supporting this suite through Sun’s iForce partners - its global reseller network. In addition to formalizing and expanding its global relationship with Sun Microsystems, AXS-One has developed relationships around the world with Sun iForce resellers and expects to continue this strategy throughout 2006. Initial successes have been recorded in Australia and the US. Throughout 2005, AXS-One continued to expand its reseller network in Asia, announcing partnerships with organizations in Hong Kong, China, India, Malaysia, the Philippines and Thailand. All resellers have been fully trained to sell the product with new sales closed or pending. In response to the growing demand for hosted archiving solutions and Software as a Service, AXS-One continues to expand its channel strategy, entering into partnerships in 2005 with BT worldwide and Amerivault in the US. AXS-One expects its 2006 channel strategy to include partnership development into this expanding market. If our maintenance renewal rate or pace of new customer acquisitions slows, our revenues and operating results would be adversely affected. See ‘‘Risk Factors’’.

We have experienced, and may in the future experience, significant fluctuations in our quarterly and annual revenues, results of operations and cash flows. We believe that domestic and international operating results and cash flows will continue to fluctuate significantly in the future as a result of a variety of factors. For a description of the factors that may affect our operating results see ‘‘Risk Factors’’.

During 2005, AXS-One saw renewed interest in our AXS-One Central data archive product from both existing and new customers. One of the key business drivers for this appears to be extended pressure for financial services organizations to be in compliance with Rule 17a-4 of the U.S. Securities and Exchange Commission promulgated under the Securities Exchange Act (SEC 17a-4) as well as interest across all industries in the Sarbanes-Oxley Act of 2002 in the United States and the requirement for organizations to manage and provide evidence of the trustworthiness of their financial statements. The ability of our digital technology to reproduce ‘‘states of time’’ on demand – i.e., to reproduce any single transaction, as well as all corresponding documents and data – is enabling customers to maintain their compliance with SEC 17a-4 as well as to address the requirements of Sarbanes-Oxley or other regulations and policies that address records retention in the future.

In September 2004, we announced that the four largest UK-based tour operators (Thomas Cook, MyTravel, First Choice and TUI) had signed three year subscription agreements with AXS-One for our e-delivery service – based on the AXS-One Central archive – which has been endorsed by the CAA, the UK-based Civil Aviation Authority. The same month, we also signed a similar agreement with one of the largest European ferry companies. During 2005 AXS-One E-Delivery Service, developed for the European travel industry, went live. At the end of 2005, 50 tour operators had subscribed to the E-Delivery Service.

We continue to make progress growing our customer base for our e-mail archival and electronic retention management-based solutions. This includes both extending opportunities within existing customers as well as acquiring new customers.

Results of Operations

The following tables set forth for the periods indicated, certain operating data, and data as a percentage of total revenues.

(dollars in millions)

	Year Ended December 31, 2005		Year Ended December 31, 2004
	Total Consolidated	Data as a percent of revenue	Total Consolidated	Data as a percent of revenue
Revenues:
License fees	$5.5	16.8%	$6.8	17.7%
Services	27.2	82.9	31.4	81.8
Other - related parties	0.1	0.3	0.2	0.5
Total revenues	32.8	100.0	38.4	100.0
Operating expenses:
Cost of license fees	1.6	4.9	1.9	4.9
Cost of services	16.2	49.4	17.1	44.5
Sales and marketing	9.8	29.9	9.6	25.0
Research and development	7.8	23.8	8.0	20.8
General and administrative	5.1	15.5	6.4	16.7
Restructuring and other costs	0.9	2.7	1.0	2.6
Total operating expenses	41.4	126.2	44.0	114.5
Operating loss	(8.6)	(26.2)	(5.6)	(14.5)
Other income (expense):
Equity in losses of joint ventures	(0.1)	(0.3)	(0.2)	(0.5)
Other income (expense), net	(0.3)	(0.9)	0.4	1.0
Other income (expense), net	(0.4)	(1.2)	0.2	0.5
Loss before income tax benefit	(9.0)	(27.4)	(5.4)	(14.0)
Income tax benefit	—	—	0.2	0.5
Net Loss	$(9.0)	(27.4)%	$(5.2)	(13.5)%

	Year Ended December 31, 2003
	Total Consolidated	Data as a percent of revenue
Revenues:
License fees	$6.4	16.2%
Services	32.9	83.0
Other - related parties	0.3	0.8
Total revenues	39.6	100.0
Operating expenses:
Cost of license fees	1.5	3.8
Cost of services	15.8	39.9
Sales and marketing	7.3	18.4
Research and development	6.8	17.2
General and administrative	5.6	14.2
Total operating expenses	37.0	93.5
Operating income	2.6	6.5
Other expense:
Equity in losses of joint ventures	(0.1)	(0.3)
Other expense, net	(0.3)	(0.6)
Other expense, net	(0.4)	(0.9)
Income before income tax benefit	2.2	5.6
Income tax benefit	0.1	0.2
Net income	$2.3	5.8%

2005 Compared to 2004

Revenues

Total revenues decreased 14.6% from 2004 to 2005 due to an 18.2% decrease in license revenue and a 13.6% decrease in service revenue. The decrease in license revenue was mainly attributable to a $1.0 million decrease in enterprise financials software. The decrease in services revenue is mainly attributable to a $5.7 million decrease in service revenue for our enterprise financials software primarily the result of lower license sales resulting in lower implementation consulting revenue and customer release upgrade cycles, partially offset by a $1.4 million increase in service revenue for our records compliance management software. Approximately 74% of our 2005 license fee revenues came from licenses of our Records Compliance Management (RCM) software as compared to approximately 67% in 2004, a reflection of our market strategy during the past two years.

The following table sets forth for the periods indicated each major category of our services revenues as a percent of services revenues.

	Years Ended December 31,
	2005		2004
(in thousands)	Amount	% of Total	Amount	% of Total
Maintenance	$16,600	61%	$17,129	54%
Consulting	9,764	36	13,440	43
Custom programming	240	1	574	2
Subscription revenue	550	2	303	1
Total services revenues	$27,154	100%	$31,446	100%

The decrease in Other-Related Parties revenue resulted from decreases in both management fee revenue and consulting revenue. The decrease in management fees, inclusive of director’s fees charged to

African Solutions, was as a result of our decision in the fourth quarter of 2004 to temporarily stop charging director’s fees until the African Solutions joint venture becomes profitable. The decrease in consulting revenue resulted from decreased use of our consultants by African Solutions.

Operating Expenses

Cost of license fees consist primarily of amortization of capitalized software development costs and royalties related to third party software resold by AXS-One in conjunction with the licensing of our products. The elements can vary substantially from period to period as a percentage of license fees. Cost of license fees decreased $0.3 million or 17.6% from 2004 to 2005 primarily as a result of a decrease of $0.2 million in amortization of capitalized software development costs and a decrease of $0.1 million in third party software royalty fees.

Cost of services consists primarily of personnel and third party costs for product quality assurance, training, installation, consulting and customer support. Cost of services decreased $0.9 million or 5.1% from 2004 to 2005 partially due to a decrease of personnel related expenses of $0.9 million, a decrease of $0.2 million in variable compensation resulting from a decrease in revenue, and a decrease in billable expense of $0.2 million. These decreases were partially offset by an increase of $0.3 million in third party consultants costs due to the use of these resources to supplement our internal employees on a large project in our South African operations.

Sales and marketing expenses consist primarily of salaries, commissions and bonuses related to sales and marketing personnel as well as travel and promotional expenses. Sales and marketing expenses increased $0.2 million or 1.9% from 2004 to 2005 primarily due to an increase of $0.4 million of employee related costs due to the hiring of more highly qualified sales and marketing personnel during the period, $0.2 million in marketing programs, offset partially by $0.2 million of lower variable compensation and $0.2 million of other miscellaneous expenses.

Research and development expenses consist primarily of personnel costs, costs of equipment, facilities and third party software development cost. Research and development expenses are generally charged to operations as incurred. However, certain software development costs are capitalized in accordance with Statement of Financial Accounting Standards No. 86. Such capitalized software development costs are amortized to cost of license fees on a straight-line basis over periods not exceeding three years. Research and development expenses (net of capitalized software development costs) decreased $0.2 million or 2.1% from 2004 to 2005 due primarily to a decrease in personnel related expense of $0.6 million resulting from lower headcount and a reduction of $0.2 million of outside consultants expenses offset partially by lower capitalized software development costs which were $0.6 million in 2004 and only $18 thousand in 2005. The rate of capitalization of software development costs may fluctuate depending on the mix and stage of development of our research and development projects. The decrease in capitalized costs during 2005 was mainly from a change in the nature of our development efforts for RCM products versus the historical enterprise financial products. The nature of our current development for RCM products is generally such that we can measure technological feasibility most effectively using the working model method where the time between establishment of a working model and general availability is of short duration which results in very little or no costs that qualify for capitalization. We historically used a detailed program design model to measure technological feasibility for our enterprise financial products. This shift in development of our product lines will result in lower capitalized costs in the future.

General and administrative expenses consist primarily of salaries of administrative, executive and financial personnel and outside professional fees. General and administrative expenses decreased $1.3 million or 20% from 2004 to 2005 primarily as a result of a decrease of $0.4 million in the provision for bad debt in our foreign locations of which $0.3 million recognized in 2004 related to one customer in our South African operations, a decrease of $0.2 million in professional fees, a decrease of $0.2 million in employee related expenses, a decrease of $0.2 million of variable compensation expense and a decrease of $0.2 million of other miscellaneous expenses.

On June 30, 2005, in order to reduce operating costs to better position ourselves in the current market, we eliminated 22 positions in the United States and 6 positions in our foreign operations. We recorded a charge to operations in the second quarter totaling $0.9 million related to involuntary termination benefits to be paid to the terminated employees. Approximately $0.6 million of these restructuring costs have been paid during 2005. The remaining liability at December 31, 2005 is $0.3 million and is expected to be paid in 2006. The elimination of the net 28 positions was expected to result in annual savings of approximately $4.0 million. Additionally, the executive management team reduced their base salaries by 10% and the Board of Directors waived all cash compensation for the second half of 2005, resulting in a savings of $0.1 million. Such salary and Board fee reductions were reinstated in 2006. On June 30, 2004, we eliminated 25 positions in the United States and 9 positions in our foreign operations and recorded a charge to operations totaling approximately $0.7 million related to involuntary termination benefits which were subsequently paid to the terminated employees. (See Note 12 to the Consolidated Financial Statements.) In addition, in the second quarter, we expensed approximately $0.3 million related to a retirement agreement with our former CEO. The retirement benefits were paid in the first quarter of 2005.

Operating Loss

Operating loss increased from of $5.6 million for 2004 to $8.6 million for 2005 due to a decrease of $5.6 million in total revenues offset partially by a decrease of $2.6 million in operating expenses.

Other Income (Expense), Net

Other income (expense), net was $0.5 million expense in 2005 as compared to $0.1 million income in 2004 mainly as a result of foreign exchange transaction losses of $0.5 million in 2005 as compared to transaction gains of $0.2 million in 2004.

Income Tax Benefit

We recorded an income tax benefit of $25,000 in 2005 from one foreign entity. We recorded an income tax benefit of $0.2 million in 2004 from the sale to third parties of certain expiring New Jersey State Tax net operating loss carry-forwards and research and development credits. We cannot be certain that the State of New Jersey will continue to allow such sales in the future or, if it did, that sales to third parties could be consummated. For 2004 there was an additional tax benefit of $23,000 in one foreign entity.

Results of Operations

As a consequence of the above, we generated a net loss of $9.0 million in 2005 as compared to a net loss of $5.2 million in 2004.

2004 Compared to 2003

Revenues

Total revenues decreased 3.2% from 2003 to 2004 due to a 4.6% decrease in services revenues partially offset by a 5.2% increase in license fee revenues. The increase in license fee revenues was mainly due to increases of $0.9 million in our U.S. operations, primarily resulting from licenses of our new Email Compliance software, and $0.4 million in our Southeast Asia operations resulting from licenses of additional products to existing customers. This increase was partially offset by a decrease of $0.9 million in our South African subsidiary which had a large contract in the second quarter of 2003 and no similar contract in 2004. Approximately 67% of our 2004 license fee revenues came from licenses of our Records Compliance Management (RCM) software as compared to approximately 32% in 2003, a reflection of our new market strategy during the past year. Our license fee revenues also included licenses of our newer web-based products to our existing customers as well as the license of additional users for previously licensed software.

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

The following table sets forth for the periods indicated each major category of our services revenues as a percent of services revenues.

	Years Ended December 31,
	2004		2003
(in thousands)	Amount	% of Total	Amount	% of Total
Maintenance	$17,129	54%	$16,961	52%
Consulting	13,679	44	15,486	47
Training	64	—	113	—
Custom programming	574	2	388	1
Total services revenues	$31,446	100%	$32,948	100%

The decrease in Other-Related Parties revenue resulted from decreases in both management fee revenue and consulting revenue. The decrease in management fees, inclusive of director’s fees charged to African Solutions, was as a result of our decision in the fourth quarter of 2004 to temporarily stop charging director’s fees until the African Solutions joint venture becomes profitable. The decrease in consulting revenue resulted from decreased use of our consultants by African Solutions.

The following table sets forth the breakdown of other-related parties revenue:

	Years Ended December 31,
(in thousands)	2004	2003
Management fee revenue	$27	$68
Consulting revenue	182	232
Total revenues	$209	$300

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

Research and development expenses consist primarily of personnel costs, and costs of equipment and facilities. Research and development expenses are generally charged to operations as incurred. However, certain software development costs are capitalized in accordance with Statement of Financial Accounting Standards No. 86. Such capitalized software development costs are amortized to cost of license fees on a straight-line basis over periods not exceeding three years. Research and development expenses (net of capitalized software development costs) increased 17.1% from 2003 to 2004 due primarily to an increase of $0.2 million in salaries and wages and related benefits due mainly to customary annual salary increases and $0.3 million in temporaries and consultants working on the development of the new RCM products. The increase was also the result of a decrease in capitalized software development costs of $0.7 million. We capitalized software development costs of $0.6 million and $1.3 million in 2004 and 2003, respectively. The rate of capitalization of software development costs may fluctuate depending on the mix and stage of development of our research and development projects. The decrease in capitalized costs during 2004 was mainly the result of the completion and general release of projects that we had been capitalizing from prior periods and from a change in the nature of our development efforts for RCM products versus the historical enterprise financial products. The nature of our current development for RCM products is generally such that we can measure technological feasibility most effectively using the working model method where the time between establishment of a working model and general availability is of short duration which results in very little or no costs that qualify for capitalization. We historically used a detailed program design model to measure technological feasibility for our enterprise financial products. This shift in development of our product lines will result in lower capitalized costs in the future.

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

Restructuring and other costs: On June 30, 2004, in order to streamline and reorganize our operations to better meet our long-term goals, we eliminated 25 positions in the United States and 11 positions in our foreign operations. We recorded a charge to operations in the second quarter of 2004 totaling approximately $0.8 million related to involuntary termination benefits to be paid to the terminated employees. In the third quarter of 2004, we reduced the restructuring charge by approximately $0.1 million mainly resulting from our decision to retain two people in our foreign operations. The elimination of the net 34 positions was expected to result in annual savings of approximately $3.2 million that is being used to enhance the sales, marketing and research and development functions related to our RCM product strategy. (See Note 12 to the Consolidated Financial Statements.) In addition to the restructuring charges, we recognized approximately $0.3 million in expenses related to a retirement agreement with our former CEO. The retirement benefit was paid in January 2005.

Operating Income (Loss)

Operating income (loss) decreased from income of $2.6 million for 2003 to a loss of ($5.6) million for 2004 due to a $6.9 million increase in operating expenses, as described above, which includes restructuring and other costs of $1.0 million, and a decrease in revenue of $1.3 million.

Other Income (Expense), Net

Other income (expense), net was $0.1 million in 2004 as compared to ($0.4) million in 2003 mainly as a result of an increase of $0.1 million in interest income due to higher cash balances during 2004, a decrease of $0.2 million in interest expense and a foreign exchange gain of $0.2 million in 2004 as compared to a loss of ($0.2) million in 2003. Interest expense related to the interest on the revolving line of credit and term loan that was fully paid as of March 31, 2004. (See Note 2 to the Consolidated Financial Statements.)

Income Tax Benefit

We recorded an income tax benefit of $0.2 million and $0.1 million in 2004 and 2003, respectively, from the sales to third parties of certain expiring New Jersey State Tax net operating loss carry-forwards and research and development credits. We cannot be certain that the State of New Jersey will continue to allow such sales in the future or, if it did, that sales to third parties could be consummated. For 2004 there was an additional tax benefit of $23,000 in one foreign location. The 2003 sale of New Jersey State Tax net operating loss carry-forwards was partially offset by a $43,000 provision for income taxes for one foreign location.

Results of Operations

As a consequence of the above, we generated a net loss of $5.2 million in 2004 as compared to net income of $2.3 million in 2003.

Liquidity and Capital Resources

At December 31, 2005, we had cash and cash equivalents of $3.6 million and a working capital deficit of $3.6 million which included $8.2 million of deferred revenue. The increase of the working capital deficit from $3.3 million at December 31, 2004 is primarily the result of a decrease in cash and decreased accounts receivable offset partially by a decrease in deferred revenue.

On June 21, 2005 and September 21, 2005 we completed a private placement of shares of common stock and warrants that resulted in the receipt of net proceeds of approximately $5.8 million and $0.6 million, respectively. On April 5, 2004, we completed a private placement of shares of common stock and warrants that resulted in the receipt of net proceeds of approximately $7.7 million.

On March 31, 1998, the Company entered into a Loan and Security Agreement that contained a revolving line of credit and a term loan. The unpaid principal on the term loan at December 31, 2003 of $0.5 million was fully paid as of March 31, 2004. The Loan and Security Agreement terminated on May 28, 2004 in accordance with Amendment No. 15 (See Note 2 to the Consolidated Financial Statements).

On August 11, 2004, we entered into a two-year Loan and Security Agreement with a different institution which contains a revolving line of credit under which we have available the lesser of $4 million or 80% of eligible accounts, as defined (See Note 2 to the Consolidated Financial Statements).

On January 27, 2005, we amended the Loan and Security Agreement (First Loan Modification) to revise the financial covenant based on EBITDA for the six months ended December 31, 2004. We were in compliance with this revised covenant and all other covenants as of December 31, 2004. On March 28, 2005, we further amended the Agreement (Second Loan Modification) in order to set the EBITDA and adjusted quick ratio quarterly covenants for 2005. We were not in compliance with the EBITDA covenant as of June 30, 2005.

On September 13, 2005, we entered into an Amended and Restated Loan and Security Agreement (‘‘Amended Agreement’’) in order to revise certain terms of the Agreement including the loan fees, interest on the loan and the financial covenants. The Amended Agreement included a waiver of the June 30, 2005 EBITDA covenant default under the Second Loan Modification.

As of September 30, 2005, the Company was in compliance with all covenants with the exception of a monthly ‘‘transition event’’ covenant which requires the Company to maintain an adjusted quick ratio greater than or equal to of 1.6 to 1.0. The Company’s adjusted quick ratio at September 30, 2005 was 1.592 to 1.0. On November 7, 2005, the bank granted a waiver on the transition event covenant as of September 30, 2005 and therefore did not require the Company to transition to the higher-interest debt facility. The waiver was for the September 30, 2005 date only.

As of December 31, 2005, the Company was in compliance with the monthly adjusted quick ratio covenant of 1.35 to 1.0 and the transition event covenant, but was not in compliance with the quarterly EBITDAS covenant, which requires the Company to achieve EBITDAS of the lesser of $1 better than the immediate preceding quarter EBITDAS or $1 dollar. Additionally, as of November 30, 2005, the Company did not achieve its monthly ‘‘transition event’’ covenant which requires the Company to maintain an adjusted quick ratio of greater than or equal to of 1.6 to 1.0. The Company’s adjusted quick ratio at November 30, 2005 was 1.44 to 1.0. On February 6, 2006, the bank granted a waiver on the quarterly EBITDAS covenant and the November transition event covenant. The EBITDAS covenant waiver was for the quarter ended December 31, 2005 date only. The transition event waiver was for the November 30, 2005 date only.

As of December 31, 2005, there were no amounts outstanding under the Amended Agreement and availability under the Amended Agreement was $4.0 million, based on the lesser of $4.0 million or 80% of eligible accounts receivable. On March 14, 2006, the Company and the Bank agreed to extend the loan to February 15, 2007. All other terms of the loan remain the same.

We have no significant capital commitments. Planned capital expenditures for 2006 total approximately $0.4 million, including any software development costs that may qualify for capitalization under SFAS No. 86. Our aggregate minimum operating lease payments for 2006 will be approximately $1.9 million. Our aggregate minimum royalties payable for third party software used in conjunction with our software is approximately $0.5 million for 2006. We expect to fund these commitments from cash on hand and cash generated by operating activities, but it may be necessary to seek other sources of financing should we fail to generate sufficient cash.

Future payments due under lease obligations and third party software providers as of December 31, 2005 are as follows:

(in thousands)	Non-Cancelable Operating Leases	Third-Party Software Providers	Total
2006	$1,875	$475	$2,350
2007	1,656	150	1,806
2008	92	75	167
2009	46	75	121
2010 & thereafter	—	—	—
Total	$3,669	$775	$4,444

Our operating activities used cash of $8.7 million and $4.5 million in 2005 and 2004 respectively, and provided cash of $3.6 million in 2003. Net cash used by operating activities in 2005 is primarily the result of the net loss, a decrease in deferred revenue and decreased accounts payable and accrued expenses partially offset by non-cash depreciation and amortization charges and by a decrease in accounts receivable. The decrease in deferred revenue is mainly the result of a decrease in long-term deferred revenue as twelve months of a two year pre-paid maintenance agreement with one large customer have now been substantially recognized as revenue. The decrease in accounts payable and accrued expenses in 2005 is mainly due to timing of payments and lower bonus accruals. The decrease in accounts receivable in 2005, mainly in US operations, is due to lower revenue during the current year as well as better collections from customers in 2005 compared to 2004.

Net cash used by operating activities in 2004 is primarily the result of the net loss, an increase in accounts receivable and prepaid expenses and other current assets and a decrease in deferred revenue partially offset by non-cash depreciation and amortization charges, the net provision for doubtful accounts and an increase in accounts payable and accrued expenses. Net cash provided by operating activities in 2003 was primarily the result of the net income, non-cash depreciation and amortization charges and an increase in deferred revenue partially offset by a decrease in accounts payable and accrued expenses and an increase in accounts receivable.

Our investing activities used cash of $0.2 million, $1.1 million and $1.8 million in 2005, 2004 and 2003, respectively, principally for purchases of equipment and leasehold improvements and for capitalized software development costs. The decrease in cash used in investing activities from 2005 to 2004 was mainly the result of a decrease in capitalized software development costs and by a decrease in the purchase of equipment. The decrease in cash used in investing activities from 2003 to 2004 was mainly the result of a decrease in capitalized software development costs partially offset by an increase in the purchase of equipment and leasehold improvements. The increase in cash used in investing activities from 2002 to 2003 resulted mainly from an increase in capitalized software development costs related primarily to development of the new Email Compliance software.

Our financing activities provided cash of $7.3 million and $7.7 million in 2005 and 2004 respectively, and used cash of $1.7 million in 2003. Cash provided by financing activities in 2005 and 2004 was primarily the result of the net proceeds received from the private placements and the exercise of stock options and warrants during the period. This was partially offset in 2004 by the payment of the remaining balance of the outstanding term loan. Cash used in financing activities for 2003 resulted mainly from repayments on the term loan in accordance with the loan agreement

As of March 16, 2006, the Company has approximately $7.5 million in cash, including $1.4 million held by our foreign subsidiaries. The increase from year end is due to the prepayment of maintenance fees, specifically by one large customer. The prepayment of maintenance fees by the one large customer will be recorded as service revenue over a three year time period starting in the first quarter of 2006.

We generated a net loss of $9.0 million and $5.2 million for the years ended December 31, 2005 and 2004, respectively, after generating net income of $2.3 million for the year ended December 31, 2003. For the years ended December 31, 2005 and 2004, we experienced a decline in revenue as our business has shifted to focus more heavily on the records compliance management business. Management’s initiatives over the last two years, including the June 2005 and 2004 restructurings and the April 2004 and June 2005 private placements of common stock have been designed to improve operating results and liquidity and better position AXS-One to compete under current market conditions. As a result of these efforts, we expect that our current cash balance, availability of borrowing capacity under our bank line of credit and operating cash flow should be sufficient to meet the short-term requirements of the business. Our ability to fund our operations for the next twelve months is heavily dependent on the growth of our revenues over 2005 levels. Additionally, there is a risk that cash held by our foreign subsidiaries may not be readily available for use in our U.S. operations to pay our obligations as the transfer of funds is sometimes delayed due to various foreign government restrictions. Accordingly, we may in the future be required to seek new sources of financing or future accommodations from our existing lender or other financial institutions, or we may seek equity infusions from private investors. We may also be required to further reduce operating costs in order to meet our obligations. We have successfully reduced costs in prior years and believe that we would be successful if additional costs reductions were necessary to help fund our operations. No assurance can be given that management’s initiatives will be successful or that any such additional sources of financing, lender accommodations or equity infusions will be available. (See ‘‘Risk Factors.’’)

Critical Accounting Policies

Our critical accounting policies are as follows:

•	Revenue recognition and

•	Capitalized software development costs.

Revenue Recognition

We derive our revenue primarily from two sources: (i) software licenses and (ii) services and support revenue, which includes software maintenance, subscription services, training, consulting and custom programming revenue. We also derive a limited amount of consulting revenue and directors’ fees from the related party joint venture in South Africa (less than 1% of total revenue in 2005, 2004 and 2003). As described below, significant management judgments and estimates must be made and used in connection with the revenue recognized in any accounting period. Material differences may result in the amount and timing of our revenue for any period if our management made different judgments or utilized different estimates.

We normally license our software products on a perpetual basis. Each license agreement generally includes a provision for initial post-contract support (maintenance). For the majority of license sales we use a signed license agreement as evidence of an arrangement. For maintenance fees, we use a maintenance agreement as evidence of the arrangement. We use a professional services agreement as evidence of an arrangement for our training, subscription, custom programming and consulting revenues. Occasionally, where a master license or services agreement with a customer already exists, we accept the customer’s purchase order as evidence of an arrangement. Director fee revenues from our joint venture are evidenced by a master agreement governing the relationship.

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

For software license, services and maintenance revenue, we assess whether the fee is fixed and determinable and whether or not collection is probable. We assess whether the fee is fixed and determinable based on the payment terms associated with the transaction. If a significant portion of a fee is due after our normal payment terms, which are 30 to 90 days from invoice date, we account for the fee as not being fixed and determinable. In these cases, we recognize revenue as the fees become due.

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

Revenues from transaction fees associated with our subscription arrangements, billable on a per transaction basis and included in services revenue on the Consolidated Statements of Operations, are recognized based on the actual number of transactions processed during the period.

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

Our arrangements do not generally include acceptance clauses. However, if an arrangement includes an acceptance provision, acceptance occurs upon the earliest of receipt of a written customer acceptance or expiration of the acceptance period.

Capitalized Software Development Costs

Our policy is to capitalize certain software development costs in accordance with Statement of Financial Accounting Standards No. 86, ‘‘Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed’’ (‘‘SFAS 86’’). Under SFAS 86, costs incurred to develop or significantly enhance computer software products are charged to research and development expense as incurred until technological feasibility has been established. We establish technological feasibility upon completion of a working model or completion of a detailed program design. Generally costs related to projects that reach technological feasibility upon completion of a working model are not capitalized as the time period between establishment of the working model and general availability is of short duration. For projects that meet technological feasibility upon completion of a detailed program design, all research and development costs for that project are capitalized from that point until the product is available for general release to customers. The nature of our current development for RCM products is generally such that we can measure technological feasibility most effectively using the working model method where the time between establishment of a working model and general availability is of short duration which results in very little or no costs that qualify for capitalization. We historically used a detailed program design model to measure technological feasibility for our enterprise financial products. This shift in development of our product lines will result in lower capitalized costs in the future. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs require considerable judgment by management with respect to certain external factors, including, but not limited to, anticipated future revenues, estimated economic life and changes in technology. It is reasonably possible that estimates of anticipated future revenues, the remaining estimated economic life of the products, or both will be reduced in the future due to competitive pressures. As a result, the carrying amount of the capitalized software costs may be reduced through a charge to operations in the near term. Upon the general release of the software product to customers, capitalization ceases and such costs are amortized (using the straight-line method) over the estimated life, which is generally three years.

Recently Issued Accounting Standards

In December 2004, the FASB issued SFAS No. 123 (revised 2004), ‘‘Share-Based Payment’’ (SFAS No. 123R), which replaces SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No. 123R addresses the accounting for transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options and non-vested stock grants, to be recognized as a compensation cost based on their fair values. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. We are required to adopt SFAS No. 123R no later than January 1, 2006. Under SFAS No. 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The Company expects to adopt the modified prospective method of transition, which requires that compensation expense be recorded for all unvested stock options and non-vested stock at the beginning of the first quarter of adoption of SFAS No. 123R based on the fair value of the awards determined at the date of grant. On October 26, 2005, the Board of Directors of the Company approved the acceleration of vesting of all unvested ‘‘out-of-the money’’ stock options previously awarded to current employees and directors under the Company’s stock option plans. The accelerated options had exercise prices ranging from $2.15 to $6.25 with a weighted average exercise price of $2.99. Options to purchase approximately 2.2 million shares became exercisable immediately as a result of the vesting acceleration. To avoid any unintended personal benefits, the Company also imposed a holding period on the shares underlying the accelerated options in the form of a Resale Restriction Agreement. This agreement requires all optionees to refrain from selling any shares acquired upon the exercise of the accelerated options until the earlier of the date such shares would have vested under the options’ original vesting terms or the date of the employee’s or director’s termination from the Company. As a result of this acceleration, the Company expects to reduce the stock compensation expense it otherwise would have been required to record beginning in January 2006 upon adoption of SFAS 123R by approximately $4.1 million over approximately 2.5 years. In making the decision to accelerate these options, the Board of Directors considered the interests of the Company’s stockholders as this acceleration will reduce compensation expense in future periods. The Company expects expense of approximately $0.2 million for the year ended December 31, 2006 related to the adoption of SFAS 123R based on the unvested options outstanding at December 31, 2005. The Company anticipates it will grant additional employee stock options and/or non-vested stock units in 2006. The fair value of these grants is not included in the amount above, as the impact of these grants cannot be predicted at this time because it will depend on the number of share-based payments granted and the then current fair values.

On December 16, 2004, the FASB issued Statement No. 153, ‘‘Exchanges of Non-monetary Assets,’’ an amendment of APB Opinion No. 29. Statement No. 153 addresses the measurement of exchanges of non-monetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. The Statement is effective for non-monetary asset exchanges occurring in fiscal years beginning after June 15, 2005. We do not believe adoption of Statement No. 153 will have a material effect on our consolidated financial position, results of operations or cash flows.

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

The information required by this Item is incorporated by reference herein from Part IV Item 15(a) (1) and (2).

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.	Controls and Procedures

Evaluation of disclosure controls and procedures

Our chief executive officer and our chief financial officer, after evaluating the effectiveness of our ‘‘disclosure controls and procedures’’ (as defined in the Securities Exchange Act of 1934 Rule 13a-15(e)) as of December 31, 2005 (the ‘‘Evaluation Date’’), have concluded that as of the Evaluation Date, our disclosure controls and procedures were effective and designed to ensure that material information relating to us and our consolidated subsidiaries would be collected and made known to them by others within those entities as appropriate to allow timely decisions regarding required disclosure of such information.

Internal controls over financial reporting

During the most recent fiscal quarter, there has not been any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

On March 14, 2006, the Company and Silicon Valley Bank agreed to extend the term of the loan agreement. The term of the loan was scheduled to expire on August 6, 2006 and has been extended to February 15, 2007. All other terms of the loan remain the same.

PART III

Item 10.	Directors and Executive Officers of the Registrant

The Company incorporates herein by reference the information required by Items 401, 405 and 406 of Regulation S-K to be set forth in its Notice of Annual Stockholders' Meeting and Proxy Statement to be filed within 120 days after the end of the Company's fiscal year (the ‘‘2006 Proxy Statement’’).

Item 11.	Executive Compensation

The Company incorporates herein by reference the information required by Item 402 of Regulation S-K to be set forth in the 2006 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The Company incorporates herein by reference the information required by Items 201(d) and 403 of Regulation S-K to be set forth in the 2006 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions

The Company incorporates herein by reference the information required by Item 404 of Regulation S-K to be set forth in the 2006 Proxy Statement.

Item 14.	Principal Accountant Fees and Services

The Company incorporates herein by reference the information required by Item 9(e) of Schedule 14A to be set forth in the 2006 Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) (1)    Consolidated Financial Statements:

(a) (3)    Exhibits.

3.1(a)	Fourth Amended and Restated Certificate of Incorporation
3.2(a)	Amended and Restated Bylaws of the Company
4.1(a)	Specimen Common Stock Certificate
4.2	See Exhibits 3.1 and 3.2 for provisions of the Certificate of Incorporation and Bylaws of the Company defining rights of holders of Common Stock of the Company
4.4(f)	Form of Warrant (2001)
4.5(j)	Form of Warrants (2003)
10.3(a)	Employment Agreement between the Company and Elias Typaldos, as amended
10.6(a)	1995 Stock Option Plan
10.9(a)	License Agreement between the Company and Pfizer, Inc., as amended
10.13(a)	Program License Contract between the Company and Deutsche Bank AG
10.19(c)	1995 Stock Option Plan, as amended
10.20(b)	Securities Purchase Agreement
10.21(c)	Employment Agreement between the Company and John Rade
10.24(c)	Amendment to Securities Purchase Agreement
10.27(d)	1998 Stock Option Plan
10.32(e)	Amendment to the Employment Agreement between the Company and John Rade
10.47(f)	Investment Banking Services Agreement between the Company and Stonegate Securities, Inc. dated November 2, 2000, and Amendment dated January 24, 2001.
10.48(f)	Employment Agreement between the Company and William Levering
10.50(g)	Stock Purchase Agreement, dated as of September 1, 2001, between the Company and Porterfield Ltd. relating to the sale of all shares of AXS-One Sp. z.o.o.

10.51(g)	Promissory Note of Porterfield International Ltd. Issued to the Company
10.54(h)	Lease Agreement between the Company and CIN Meadows L.L.C.
10.56(i)	Investor Relations Services Agreement between the Company and Hayden Communications, Inc.
10.60(j)	Employment agreement between the Company and Gennaro Vendome
10.61(k)	Employment agreement between the Company and Paul Abel
10.62(l)	Loan and Security Agreement with Silicon Valley Bank dated August 11, 2004
10.63(m)	Employment Agreement between the Company and William P. Lyons
10.64(n)	Employment Agreement between the Company and Joseph P. Dwyer
10.65(n)	Employment Agreement between the Company and Richard Dym
10.66(n)	Employment Agreement between the Company and Matthew Suffoletto
10.67(n)	First Loan Modification to the Loan & Security Agreement dated January 27, 2005
10.68(o)	Unit subscription agreement dated April 1, 2004, Class A Warrants, Class B Warrants, and Investor Rights Agreements dated April 5, 2004
10.69(p)	2005 Stock Incentive Plan
10.70(q)	Unit subscription agreement dated June 17, 2005, Class C Warrants, Class D Warrants, and Investor Rights Agreements dated June 17, 2005
10.71(r)	Agreement and General Release between the Company and Richard Dym dated July 19, 2005
10.72(s)	Amended and Restated Loan and Security Agreement dated September 13, 2005
10.73(t)	Agreement and General Release between the Company and Gennaro Vendome dated October 13, 2005
10.74(u)	Form of Resale Restriction Agreement for accelerated Stock Options dated October 26, 2005
10.75**	Modification of loan arrangement dated March 14, 2006
21.1**	List of Subsidiaries
23.1**	Consent of KPMG LLP
31.1**	Rule 13a-14(a)/15d-14(a) certifications – William P. Lyons
31.2**	Rule 13a-14(a)/15d-14(a) certifications – Joseph Dwyer
32**	Officer Certifications under 18 USC 1350

(a)	Incorporated by reference to the Exhibits filed with the Company's Registration Statement on Form S-l, File No. 33-93990.

(b)	Incorporated by reference to the Exhibits filed with the Company's Form 8-K filed on January 8, 1998

(c)	Incorporated by reference to the Exhibits filed with the Company's 1997 Form 10-K

(d)	Incorporated by reference to the Exhibits filed with the Company's March 31, 1998 Form 10-Q

(e)	Incorporated by reference to the Exhibits filed with the Company's 1998 Form 10-K

(f)	Incorporated by reference to the Exhibits filed with the Company’s 2000 Form 10-K

(g)	Incorporated by reference to the Exhibits filed with the Company’s Form 8-K filed on October 5, 2001

(h)	Incorporated by reference to the Exhibits filed with the Company’s 2001 Form 10-K

(i)	Incorporated by reference to the Exhibits filed with the Company’s 2002 Form 10-K

(j)	Incorporated by reference to the Exhibits filed with the Company’s September 30, 2003 10-Q

(k)	Incorporated by reference to the Exhibits filed with the Company’s 2003 Form 10-K

(l)	Incorporated by reference to the Exhibits filed with the Company’s June 30, 2004 10-Q

(m)	Incorporated by reference to the Exhibits filed with the Company’s Form 8-K filed on April 30, 2004

(n)	Incorporated by reference to the Exhibits filed with the Company’s 2004 Form 10-K

(o)	Incorporated by reference to the Exhibits filed with the Company’s Form 8-K filed on April 8, 2004

(p)	Incorporated by reference to the Exhibits filed with the Company’s Form 8-K filed on May 27, 2005

(q)	Incorporated by reference to the Exhibits filed with the Company’s Form 8-K filed on June 23, 2005

(r)	Incorporated by reference to the Exhibits filed with the Company’s Form 8-K filed on July 19, 2005

(s)	Incorporated by reference to the Exhibits filed with the Company’s Form 8-K filed on September 19, 2005

(t)	Incorporated by reference to the Exhibits filed with the Company’s Form 8-K filed on October 24, 2005

(u)	Incorporated by reference to the Exhibits filed with the Company’s Form 8-K filed on November 1, 2005

**	Filed herewith

by

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AXS-ONE INC.
By:	/s/ William P. Lyons
William P. Lyons, Chairman of the Board and Chief Executive Officer

Date: March 23, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on March 20, 2006.

Signature	Title(s)

/s/ William P. Lyons	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

(William P. Lyons)

/s/ Joseph Dwyer	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

(Joseph Dwyer)

/s/ Elias Typaldos	Executive Vice President Technology and Director

(Elias Typaldos)

/s/ Gennaro Vendome	Director

(Gennaro Vendome)

/s/ Daniel H. Burch	Director

(Daniel H. Burch)

/s/ Robert Migliorino	Director

(Robert Migliorino)

/s/ Anthony Bloom	Director

(Anthony Bloom)

/s/ Harold Copperman	Director

(Harold Copperman)

/s/ Allan Weingarten	Director

(Allan Weingarten)

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
AXS-One Inc.:

We have audited the accompanying consolidated balance sheets of AXS-One Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, comprehensive income (loss), stockholders' deficit, and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AXS-One Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Short Hills, New Jersey
March 23, 2006

AXS-ONE INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	December 31, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$3,613	$4,809
Restricted cash	57	62
Accounts receivable, net of allowance for doubtful accounts of $167 and $577 at December 31, 2005 and December 31, 2004, respectively	5,153	6,084
Due from joint venture	—	68
Prepaid expenses and other current assets	718	1,221
Total current assets	9,541	12,244
Equipment and leasehold improvements, at cost:
Computer and office equipment	10,967	11,606
Furniture and fixtures	924	943
Leasehold improvements	865	865
	12,756	13,414
Less — accumulated depreciation and amortization	12,361	12,905
	395	509
Capitalized software development costs, net of accumulated amortization of $11,432 and $10,566 at December 31, 2005 and December 31, 2004, respectively	1,038	1,886
Other assets	92	142
	$11,066	$14,781
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$1,576	$1,901
Accrued expenses	3,267	3,786
Due to joint venture	52	29
Deferred revenue	8,224	9,786
Total current liabilities	13,119	15,502
Long-term liabilities:
Long-term deferred revenue	63	303
Commitments and contingencies
Stockholders' deficit:
Preferred stock, $.01 par value, authorized 5,000 shares, no shares issued and outstanding	—	—
Common stock, $.01 par value, authorized 50,000 shares; 34,316 and 28,341 shares issued and outstanding at December 31, 2005 and December 31, 2004, respectively	343	283
Additional paid-in capital	87,884	80,339
Accumulated deficit	(90,663)	(81,665)
Accumulated other comprehensive income	497	19
Unearned stock compensation	(177)	—
Total stockholders' deficit	(2,116)	(1,024)
	$11,066	$14,781

The accompanying notes are an integral part of these consolidated financial statements.

AXS-ONE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Years Ended December 31,
	2005	2004	2003
Revenues:
License fees	$5,546	$6,781	$6,443
Services	27,154	31,446	32,948
Other - related parties	108	209	300
Total revenues	32,808	38,436	39,691
Operating expenses:
Cost of license fees	1,585	1,923	1,524
Cost of services	16,223	17,086	15,832
Sales and marketing	9,743	9,565	7,297
Research and development	7,828	7,999	6,832
General and administrative	5,129	6,411	5,634
Restructuring and other costs	863	1,020	—
Total operating expenses	41,371	44,004	37,119
Operating income (loss)	(8,563)	(5,568)	2,572
Other income (expense):
Interest income	156	144	73
Interest expense	(44)	(14)	(197)
Gain on sale of subsidiary	—	—	71
Equity in losses of joint venture	(89)	(162)	(114)
Other income (expense), net	(483)	171	(188)
Other income (expense), net	(460)	139	(355)
Income (loss) before income tax benefit	(9,023)	(5,429)	2,217
Income tax benefit	25	217	99
Net income (loss)	$(8,998)	$(5,212)	$2,316
Basic and diluted net income (loss) per common share	$(0.28)	$(0.19)	$0.09
Weighted average basic common shares outstanding	31,629	27,395	24,945
Weighted average diluted common shares outstanding	31,629	27,395	26,264

The accompanying notes are an integral part of these consolidated financial statements.

AXS-ONE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Years Ended December 31,
	2005	2004	2003
Net income (loss)	$(8,998)	$(5,212)	$2,316
Foreign currency translation adjustment	478	(337)	(88)
Comprehensive income (loss)	$(8,520)	$(5,549)	$2,228

The accompanying notes are an integral part of these consolidated financial statements.

AXS-ONE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF
STOCKHOLDERS' DEFICIT
(In thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Unearned Stock Compensation	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Deficit
	Shares	Amount
Balance – December 31, 2002	24,849	$248	$72,052	$(78,769)	$—	$444	$(6,025)
Net income	—	—	—	2,316	—	—	2,316
Foreign currency translation adjustment	—	—	—	—	—	(88)	(88)
Exercise of stock options	177	2	96	—	—	—	98
Balance – December 31, 2003	25,026	250	72,148	(76,453)	—	356	(3,699)
Net loss	—	—	—	(5,212)	—	—	(5,212)
Foreign currency translation adjustment	—	—	—	—	—	(337)	(337)
Sale of common stock and warrants	2,581	26	7,666	—	—	—	7,692
Exercise of stock options and warrants	734	7	525	—	—	—	532
Balance – December 31, 2004	28,341	283	80,339	(81,665)	—	19	(1,024)
Net loss	—	—	—	(8,998)	—	—	(8,998)
Foreign currency translation adjustment	—	—	—	—	—	478	478
Issuance of non-vested stock, net of cancellations	95	1	204	—	(205)	—	—
Stock based compensation expense	—	—	9	—	28	—	37
Sale of common stock and warrants	4,535	45	6,317	—	—	—	6,362
Exercise of stock options	1,345	14	1,015	—	—	—	1,029
Balance – December 31, 2005	34,316	$343	$87,884	$(90,663)	$(177)	$497	$(2,116)

The accompanying notes are an integral part of these consolidated financial statements.

AXS-ONE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2005	2004	2003
Cash flows from operating activities:
Net (loss) income	$(8,998)	$(5,212)	$2,316
Adjustments to reconcile net (loss) income to net cash flows provided by (used in) operating activities:
Increase in cash surrender value of officers' life insurance	(6)	(15)	(20)
Depreciation and amortization	1,153	1,348	1,570
Net (recovery of) provision for doubtful accounts	11	465	(108)
Gain on sale of subsidiary	—	—	(71)
Equity in losses of joint ventures	89	162	114
Non-cash stock compensation expense	37	—	—
Consulting services received in lieu of cash payment on accounts receivable	—	299	45
Changes in assets and liabilities
Restricted cash	2	(3)	25
Accounts receivable	813	(1,148)	(973)
Due to (from) joint venture	(3)	(36)	60
Prepaid expenses and other current assets	526	(566)	149
Accounts payable and accrued expenses	(670)	698	(828)
Deferred revenue	(1,615)	(529)	1,310
Net cash flows provided by (used in) operating activities	(8,661)	(4,537)	3,589
Cash flows from investing activities:
Change in other assets	46	86	8
Loan to joint venture	—	(115)	(288)
Capitalized software development costs	(18)	(601)	(1,296)
Purchase of equipment and leasehold improvements	(196)	(426)	(214)
Net cash flows used in investing activities	(168)	(1,056)	(1,790)
Cash flows from financing activities:
Proceeds from exercise of stock options and warrants	1,029	532	98
Net proceeds from sales of common stock	6,362	7,692	—
Payment of debt issuance costs	(71)	—	—
Borrowing under revolving line-of-credit	1,500	—	—
Repayment of revolving line-of-credit	(1,500)	—	—
Repayments of long-term debt	—	(547)	(1,800)
Net cash flows provided by (used in) financing activities	7,320	7,677	(1,702)
Foreign currency exchange rate effects on cash and cash equivalents	313	(221)	147
Net (decrease) increase in cash and cash equivalents	(1,196)	1,863	244
Cash and cash equivalents, beginning of year	4,809	2,946	2,702
Cash and cash equivalents, end of year	$3,613	$4,809	$2,946
Supplemental disclosures of cash flow information:
Cash paid during the year for —
Interest	$6	$21	$219
Income taxes	—	20	112

The accompanying notes are an integral part of these consolidated financial statements.

AXS-ONE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

(1)    Operations, Business Conditions, Liquidity and Significant Accounting Policies

The Company was incorporated under the laws of the State of Delaware in September 1978. The name of the Company was changed to AXS-One Inc. in November 2000. The Company designs, markets and supports records compliance management solutions that include digital archiving, business process management, electronic document delivery and integrated records disposition and discovery for e-mail, instant messaging, images, SAP and other corporate records, as well as financial management applications for Global 2000 businesses, and scheduling and time and expense solutions for professional services organizations. The Company also offers consulting, implementation, training, technical support, subscription and maintenance services in support of its customers’ use of its software products.

The Company generated a net loss of $9,000 and $5,200 for the years ended December 31, 2005 and 2004 respectively, after generating net income of $2,300 for the year ended December 31, 2003. Management’s initiatives over the last two years, including the restructurings in 2005 and 2004, and the private placements of common stock in 2005 and 2004 (see Note 7), have been designed to improve operating results and liquidity and better position the Company to compete under current market conditions. Due to these efforts the Company expects that its current cash balance, availability of borrowing capacity under the bank line of credit and operating cash flow will be sufficient to fund its short-term requirements of the business. The Company’s ability to achieve the anticipated results is affected by the extent of cash generated from operations. There is also the risk that cash held by the Company’s foreign subsidiaries may not be readily available for use in its U.S. operations to pay its obligations as the transfer of funds is sometimes delayed due to various foreign government restrictions. Accordingly, the Company may in the future be required to seek new sources of financing or accommodations from financial institutions. The Company may also be required to further reduce operating costs in order to meet its obligations. The Company has successfully reduced costs in prior years and management believes that the Company would be successful if additional cost reductions were necessary to help fund its operations. No assurance can be given that management’s initiatives will be successful or that any such additional sources of financing or lender accommodations will be available.

(a) Principles of Consolidation

The consolidated financial statements include the accounts of AXS-One Inc.; its wholly owned subsidiaries located in Australia, Singapore, South Africa and the United Kingdom (collectively, the ‘‘Company’’). In December 2003, the Company dissolved the legal entity of its subsidiary located in Canada. The Canadian operation is now part of the U.S. operation and as such continues to be included in the consolidated financial statements of the Company. All intercompany transactions and balances have been eliminated. The Company has a 49% ownership in a joint venture in its South African operation. The joint venture is considered to be a variable interest entity as defined in FASB Interpretation No. 46R, ‘‘Consolidation of Variable Interest Entities’’ (FIN 46R). However, the Company has determined that it is not the primary beneficiary. Accordingly, the Company uses the equity method of accounting for its joint venture whereby investments, including loans to the joint venture, are stated at cost plus or minus the Company’s equity in undistributed earnings or losses.

AXS-ONE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(In thousands, except per share data)

(b) Revenue Recognition

The Company recognizes revenue in accordance with Statement of Position 97-2, ‘‘Software Revenue Recognition’’ (‘‘SOP 97-2’’), and Statement of Position 98-9, ‘‘Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions.’’ Revenue from non-cancelable software licenses is recognized when the license agreement has been signed, delivery has occurred, the fee is fixed or determinable and collectibility is probable. The Company recognizes license revenue from resellers when an end user has placed an order with the reseller and the above revenue recognition criteria have been met with respect to the reseller. In multiple element arrangements, the Company defers the vendor-specific objective evidence of fair value (‘‘VSOE’’) related to the undelivered elements and recognizes revenue on the delivered elements using the residual method. The most commonly deferred elements are initial maintenance and consulting services. Initial maintenance is recognized on a straight-line basis over the initial maintenance term. The VSOE of maintenance is determined by using a consistent percentage of maintenance fee to license fee based on renewal rates. Maintenance fees in subsequent years are recognized on a straight-line basis over the life of the applicable agreement. Maintenance contracts entitle the customer to hot-line support and all unspecified product upgrades released during the term of the maintenance contract. Upgrades include any and all unspecified patches or releases related to a licensed software product. Maintenance does not include implementation services to install these upgrades. The VSOE of services is determined by using an average consulting rate per hour for consulting services sold separately multiplied by the estimate of hours required to complete the consulting engagement.

Delivery of software generally occurs when the product (on CDs) is delivered to a common carrier. Occasionally, delivery occurs through electronic means where the software is made available through our secure FTP (File Transfer Protocol) site. The Company does not offer any customers or resellers a right of return.

For software license, services and maintenance revenue, the Company assesses whether the fee is fixed and determinable and whether or not collection is probable. The Company assesses whether the fee is fixed and determinable based on the payment terms associated with the transaction. If a significant portion of a fee is due after our normal payment terms, which are 30 to 90 days from invoice date, the fee is considered not fixed and determinable. In these cases, the Company recognizes revenue as the fees become due.

The Company assesses assuredness of collection based on a number of factors, including past transaction history with the customer and the credit-worthiness of the customer. Collateral is not requested from customers. If it is determined that collection of a fee is not probable, the fee is deferred and revenue is recognized at the time collection becomes probable, which is generally upon receipt of cash.

The Company’s arrangements do not generally include acceptance clauses. However, if an arrangement includes an acceptance provision, acceptance occurs upon the earliest of receipt of a written customer acceptance or expiration of the acceptance period.

The majority of our training and consulting services are billed based on hourly rates. The Company generally recognizes revenue as these services are performed. However, when there is an arrangement that is based on a fixed fee or requires significant work either to alter the underlying software or to build additional complex interfaces so that the software performs as the customer requests, the Company recognizes the related revenue using the percentage of completion method of accounting. This would apply to our custom programming services, which are generally contracted on a fixed fee basis. Anticipated losses, if any, are charged to operations in the period such losses are determined to be probable.

AXS-ONE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(In thousands, except per share data)

Revenues from transaction fees associated with subscription arrangements, billable on a per transaction basis and included in services revenue on the Consolidated Statements of Operations, are recognized based on the actual number of transactions processed during the period.

Revenues from joint ventures (included in Revenues: Other-Related Parties in the Consolidated Statements of Operations) includes consulting revenue for the joint ventures’ use of the South African subsidiary’s consultants and directors’ fees (during the 2004 period only) in accordance with the joint venture agreement. Revenue is recognized upon performance of the services.

In accordance with EITF Issue No. 01-14, "Income Statement Characterization of Reimbursement Received for 'Out of Pocket' Expenses Incurred," reimbursements received for out-of-pocket expenses incurred are classified as services revenue in the Consolidated Statements of Operations.

(c) Variable Interest Entity

The Company adopted FIN 46R as required on March 31, 2004. The Company’s 49% owned joint venture, African Solutions (Pty) Ltd (‘‘African Solutions’’), is considered to be a variable interest entity as defined in FIN 46R. However, the Company has determined that the majority owner, African Legends Technology, absorbs the majority of the expected losses and therefore, African Legends Technology, is the primary beneficiary. Due to the fact that the Company is not the primary beneficiary of African Solutions, the results of African Solutions are not consolidated, but instead the Company accounts for its interest using the equity method of accounting.

African Solutions is acting as a non-exclusive authorized third party service provider to provide consulting and implementation services, and as a non-exclusive representative in providing marketing and promotional services directly to end users in regard to, among other things, AXS-One’s software products. African Solutions conducts business throughout the African continent where its target markets are the Financial Sector and Government Departments.

As of December 31, 2005 and 2004, AXS-One had a liability to African Solutions of $52 and $29, respectively, representing amounts due for services rendered by African Solutions to the Company. As of December 31, 2005 and 2004, the investment in African Solutions including the equity method investment as well as amounts due from African Solutions for services rendered was $0 and $68 respectively, bringing the net investment to ($52) and $39, respectively, net of accumulated equity in losses.

Presented below is selected financial data for African Solutions for the years ended December 31, 2005, 2004 and 2003.

	Twelve Months Ended December 31,
	2005	2004	2003
Total revenues	$980	$1,309	$1,755
Operating income (loss)	$27	$(135)	$(40)
Net loss	$(181)	$(331)	$(233)

Total assets were $252 and $535 as of December 31, 2005 and 2004, respectively. Total stockholders’ deficit was $(1,752) and $(1,765) as of December 31, 2005 and 2004, respectively.

Pursuant to Accounting Principles Board Opinion No. 18, ‘‘The Equity Method of Accounting for Investments in Common Stock,’’ the Company evaluated the investment in African Solutions and adjusted down the carrying value by $61 as of December 31, 2003, due to an other than temporary decline in value. No similar adjustment was made in 2005 or 2004.

(d) Use of Management Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and

AXS-ONE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(In thousands, except per share data)

assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the periods presented. Actual results could differ from those estimates. Some of the significant estimates involve allowance for doubtful accounts, recoverability of capitalized software development costs, accrued expenses, provision for income taxes in foreign jurisdictions, assessment of contingencies, revenue recognition, valuation of deferred tax assets, and pro forma compensation expense pursuant to SFAS No. 123.

(e) Cash and Cash Equivalents and Restricted Cash

Cash equivalents are stated at cost, which approximates market, and consist of short-term, highly liquid investments with original maturities of less than three months. Restricted cash at December 31, 2005 and 2004 represents amounts on deposit for payments of lease obligations by the Australia subsidiary.

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

(h) Software Development Costs

The Company’s policy is to capitalize certain software development costs in accordance with Statement of Financial Accounting Standards No. 86, ‘‘Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed’’ (‘‘SFAS 86’’). Under SFAS 86, costs incurred to develop or significantly enhance computer software products are charged to research and development expense as incurred until technological feasibility has been established. The Company establishes technological feasibility upon completion of a working model or completion of a detailed program design. Generally costs related to projects that reach technological feasibility upon completion of a working model are not capitalized as the time period between establishment of the working model and general availability is of short duration. For projects that meet technological feasibility upon completion of a detailed program design, all research and development costs for that project are capitalized from that point until the product is available for general release to customers. The nature of the Company's current development for RCM products is generally such that we can measure technological feasibility most effectively using the working model method where the time between establishment of a working model and general availability is of short duration which results in very little or no costs that qualify for capitalization. The Company historically used a detailed program design model to measure technological feasibility for its enterprise financial products. This shift in development of the Company's product lines will result in lower capitalized costs in the future. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs require considerable judgment by management with respect to certain external factors, including, but not limited to, anticipated future revenues,

AXS-ONE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(In thousands, except per share data)

estimated economic life and changes in technology. It is reasonably possible that estimates of anticipated future revenues, the remaining estimated economic life of the products, or both will be reduced in the future due to competitive pressures. As a result, the carrying amount of the capitalized software costs may be reduced through a charge to operations in the near term. Upon the general release of the software product to customers, capitalization ceases and such costs are amortized (using the straight-line method) over the estimated life, which is generally three years.

During 2005, 2004 and 2003 capitalized software development costs amounted to $18, $601 and $1,296, respectively. Annual amortization of software development costs of $866, $1,079 and $1,310 for 2005, 2004 and 2003, respectively, was recorded using the straight-line method over three years, the estimated economic life of the products.

(i) Impairment or Disposal of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards (‘‘SFAS’’) No. 144, ‘‘Accounting for the Impairment or Disposal of Long-Lived Assets,’’ the Company monitors events or changes in circumstances that may indicate carrying amounts of its long-lived assets may not be recoverable. When such events or changes in circumstances are present, the Company assesses the recoverability of its assets by determining whether the carrying amount of its assets will be recovered through undiscounted, expected future cash flows. Should the Company determine that the carrying values of specific long-lived assets are not recoverable, the Company would record a charge to operations to reduce the carrying value of such assets to their fair values. The Company considers various valuation factors, principally discounted cash flows, to assess the fair values of long-lived assets.

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

(k) Concentration of Credit Risk

SFAS No. 105, ‘‘Disclosure of Information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentration of Credit Risk,’’ requires disclosure of any significant off-balance sheet and credit risk concentrations. The Company has no off-balance sheet concentration of credit risk such as foreign exchange contracts, option contracts or other foreign hedging arrangements. The Company maintains the majority of cash balances with four financial institutions and its accounts receivable credit risk is not concentrated within any geographic area. The Company’s revenues are concentrated in the computer software industry, which is highly competitive and rapidly changing. Significant technological changes in the industry or customer requirements, or the emergence of competitive products with new capabilities or technologies, could adversely affect operating results.

As of December 31, 2005, three customers represented 45.6% of total gross receivables (17.1%, 16.8% and 11.7%, individually). As of December 31, 2004, no one customer represented more than 10% of total gross receivables. As of December 31, 2003, three customers represented 33.1% of total gross receivables (or 10.5%, 10.7% and 11.9% individually). For the year ended December 31, 2005, no one customer

AXS-ONE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(In thousands, except per share data)

represented more than 10% of total revenues. For the year ended December 31, 2004, two customers represented 14.6% and 10.1%, individually, of total revenues. For the year ended December 31, 2003, two customers represented 18.7% and 12.1%, individually, of total revenues. For the year ended December 31, 2005, two customers represented 20.2% and 12.2%, individually, of license revenue. No one customer represented more than 10% of license revenues for the year ended December 31, 2004. License revenues included 29.5% (or 18.2% and 11.3% individually) of revenue from two customers in 2003. No one customer represented more than 10% of service revenues for the year ended December 31, 2005. Services revenues included 27.2% (or 16.1% and 11.1% individually) and 31.9% (or 19.0% and 12.9% individually) of revenue from the same two customers in 2004 and 2003, respectively.

(l) Foreign Currency Translation

The functional currency for foreign subsidiaries is the local currency. The results of operations for these foreign subsidiaries are translated from local currencies into U.S. dollars using the average exchange rates during each period. Assets and liabilities are translated using exchange rates at the end of the period with translation adjustments accumulated in stockholders' deficit. Intercompany loans are denominated in U.S. currency. Foreign currency transaction gains and losses, related to short-term intercompany loans, are recorded in the consolidated statements of operations as incurred. Intercompany loans that are of a long-term nature are accounted for in accordance with SFAS 52, ‘‘Foreign Currency Translation,’’ whereby foreign currency transaction gains and losses are recorded in cumulative foreign currency translation adjustment, a component of stockholders’ deficit. As of December 31, 2005 and 2004, no loans were considered long-term in nature. During 2003, intercompany loans to one foreign subsidiary were considered long-term in nature.

(m) Stock-Based Compensation

FASB Statement No. 148, ‘‘Accounting for Stock Based Compensation-Transition and Disclosure, an Amendment of FASB Statement No. 123’’ (‘‘SFAS 148’’) provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based compensation. However, it allows an entity to continue to measure compensation cost for stock instruments granted to employees using the intrinsic-value method of accounting prescribed by Accounting Principles Board Opinion No. 25 (‘‘APB 25’’), ‘‘Accounting for Stock Issued to Employees,’’ provided it discloses the effect of SFAS 123, as amended by SFAS 148, in the footnotes to the financial statements. In December 2004, the FASB issued SFAS 123 (revised 2004), ‘‘Share-Based Payment’’ (SFAS 123R), which replaces SFAS 123 and supercedes APB Opinion No. 25. SFAS 123R requires all share-based payments to employees, including grants of employee stock options and non-vested stock grants, to be recognized as a compensation cost based on their fair values. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. The Company is required to adopt SFAS 123R no later than January 1, 2006. Through December 31, 2005, the Company has chosen to continue to account for stock-based compensation using the intrinsic-value method. Accordingly, no stock option related compensation expense has been recognized in the consolidated statements of operations as all options granted had an exercise price equal to the market value of the underlying stock on the date of grant.

On January 3, 2005 and November 17, 2005 respectively, the Company issued 75 and 45 shares of non-vested stock, respectively, to certain employees with a vesting term of five years subject to acceleration in accordance with the grant stipulations. The fair value of the non-vested stock awards on the date of grant was $193 and $76, respectively, which was recorded as Unearned Stock Compensation, a component of stockholder’s deficit, and is being amortized over the vesting period of the grants, subject to acceleration based on Company performance. On June 30, 2005, 25 shares were forfeited and the related unearned stock compensation in the amount of $64 was reversed. Previously recognized compensation expense related to the forfeitures of these shares was immaterial. For the twelve months

AXS-ONE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(In thousands, except per share data)

ended December 31, 2005, the Company recognized $28 as compensation expense related to non-vested stock awards leaving a net balance of deferred compensation of $177 as of December 31, 2005. The Company recognized $9 of stock compensation expense related to a modification of a director’s stock option in 2005.

On October 26, 2005, the Board of Directors of the Company approved the acceleration of vesting of all unvested ‘‘out-of-the money’’ stock options previously awarded to current employees and directors under the Company’s stock option plans. The accelerated options had exercise prices ranging from $2.15 to $6.25 with a weighted average exercise price of $2.99. Options to purchase approximately 2,200 shares became exercisable immediately as a result of the vesting acceleration. To avoid any unintended personal benefits, the Company also imposed a holding period on the shares underlying the accelerated options in the form of a Resale Restriction Agreement. This agreement requires all optionees to refrain from selling any shares acquired upon the exercise of the accelerated options until the earlier of the date such shares would have vested under the options’ original vesting terms or the date of the employee’s or director’s termination from the Company. As a result of this acceleration, the Company expects to reduce the stock compensation expense it otherwise would have been required to record beginning in January 2006 upon adoption of SFAS 123R by approximately $4,100 over approximately 2.5 years. In making the decision to accelerate these options, the Board of Directors considered the interests of the Company’s stockholders as this acceleration will reduce compensation expense in future periods. The Company expects to use the modified prospective transition method when adopting SFAS 123R. The Company expects expense of approximately $200 for the year ended December 31, 2006 related to the adoption of SFAS 123R based on the unvested options outstanding at December 31, 2005. The Company anticipates it will grant additional employee stock options and/or non-vested stock units in 2006. The fair value of these grants is not included in the amount above, as the impact of these grants cannot be predicted at this time because it will depend on the number of share-based payments granted and the then current fair values.

Had the Company, however, elected to recognize compensation cost based on the fair value of the stock options at the date of grant under SFAS 123, as amended by SFAS 148 and SFAS 123R, such costs would have been recognized ratably over the vesting period of the underlying instruments and the Company’s net income (loss) and net income (loss) per common share would have changed to the pro forma amounts indicated in the table below.

	Years Ended December 31,
	2005	2004	2003
Net income (loss) as reported	$(8,998)	$(5,212)	$2,316
Add: Stock based compensation expense	37	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(5,633)	(1,434)	(1,348)
Pro forma net income (loss)	$(14,594)	$(6,646)	$968
Net income (loss) per common share:
Basic and diluted - as reported	$(0.28)	$(0.19)	$0.09
Basic and diluted - pro forma	$(0.46)	$(0.24)	$0.04

The Company has used the Black-Scholes option-pricing model in calculating the fair value of options granted. The assumptions used and the weighted average information for the years ended December 31, 2005, 2004 and 2003 are as follows:

AXS-ONE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(In thousands, except per share data)

	Years Ended December 31,
	2005	2004	2003
Risk-free interest rates	4.60%	5.02%	4.70%
Expected dividend yield	—	—	—
Expected lives	5 years	5 years	7 years
Expected volatility	99%	103%	110%
Weighted-average grant date fair value of options granted during the period	$1.59	$2.30	$0.86
Weighted-average remaining contractual life of options outstanding	6.73 years	6.84 years	6.29 years
Weighted-average exercise price of 5,572, 4,091 and 4,026 options exercisable at December 31, 2005, 2004 and 2003, respectively	$2.44	$1.67	$1.63

(n) Basic and Diluted Net Income (Loss) per Common Share

Basic and diluted net income (loss) per common share is presented in accordance with SFAS No. 128, ‘‘Earnings per Share’’ (‘‘SFAS No. 128’’). Basic net income (loss) per common share is based on the weighted-average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed using the weighted average number of common and dilutive potential common shares outstanding during the period. Potential common shares consist of stock options, non-vested stock and warrants. Diluted net loss per common share was the same as basic net loss per common share for the years ended December 31, 2005 and 2004 since the effect of stock options, non-vested stock and warrants was anti-dilutive for both years. Diluted net income per common share for the year ended December 31, 2003 does not include the effects of outstanding options to purchase 3,010 shares of common stock and outstanding warrants to purchase 100 shares of common stock, as the effect of their inclusion was anti-dilutive. As of December 31, 2005 and 2004, there were outstanding options to purchase 6,370 and 7,453 shares of common stock and outstanding warrants to purchase 1,423 and 516 shares of common stock. As of December 31, 2005 and 2004 there were 95 and 0 shares of non-vested stock outstanding.

The following represents the calculations of the basic and diluted net income (loss) per common share for the years ended December 31, 2005, 2004 and 2003.

	Years Ended December 31,
	2005	2004	2003
Net income (loss)	$(8,998)	$(5,212)	$2,316
Weighted average basic common shares outstanding during the year	31,629	27,395	24,945
Dilutive effect of stock options and warrants	—	—	1,319
Weighted average diluted common shares outstanding during the year	31,629	27,395	26,264
Basic and diluted net income (loss) per common share	$(0.28)	$(0.19)	$0.09

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

(q) Accounting for Guarantees

The Company warrants that each version of its software will substantially conform to the latest edition of the documentation applicable to that version. Such warranties are accounted for in accordance with SFAS No. 5, ‘‘Accounting for Contingencies.’’ To date the Company has not incurred significant costs related to warranty obligations.

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

(2)    Revolving Line of Credit and Long-Term Debt

The Company had no outstanding debt as of December 31, 2005 or 2004.

On March 31, 1998, the Company entered into a Loan and Security Agreement that contained a revolving line of credit and a term loan. The unpaid principal on the term loan at December 31, 2003 of $547 was fully paid as of March 31, 2004. The Loan and Security Agreement terminated on May 28, 2004.

On August 11, 2004, the Company entered into a two-year Loan and Security Agreement (‘‘Agreement’’) which contained a revolving line of credit under which the Company had available the lesser of $4,000 or 80% of eligible accounts, as defined.

Borrowings under the revolving line of credit bore interest at prime rate plus one half of one percent (0.5%). The Agreement provided for a non-refundable commitment fee of $30 per year and an unused revolving line facility fee of .25% per annum. The Agreement is secured by substantially all domestic assets of the Company and contained certain financial restrictive covenants based on adjusted quick ratio, as defined, and earnings before interest, taxes and depreciation and amortization (EBITDA).

On January 27, 2005, the Company amended the Agreement (First Loan Modification) to revise the financial covenant based on EBITDA for the six months ended December 31, 2004. The Company was in compliance with this revised covenant and all other covenants as of December 31, 2004.

On March 28, 2005, the Company further amended the Agreement (Second Loan Modification) in order to set the quarterly EBITDA and adjusted quick ratio covenants for 2005. The Company was not in compliance with the EBITDA covenant as of June 30, 2005.

On September 13, 2005, the Company entered into an Amended and Restated Loan and Security Agreement (‘‘Amended Agreement’’) in order to revise certain terms of the Agreement including the loan fees, interest on the loan and the financial covenants. The Amended Agreement included a waiver of the June 30, 2005 EBITDA covenant default under the Second Loan Modification.

Borrowings under the revolving line of credit, per the Amended Agreement, bear interest at prime rate plus one and one half percent (1.5%). Should, however, the Company fail to meet certain of the

AXS-ONE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(In thousands, except per share data)

financial covenants set forth in the Amended Agreement, the interest rate will increase to the prime rate plus two and one half percent (2.5%). The Agreement provided for a non-refundable commitment fee of $30 per year and an unused revolving line facility fee of .25% per annum. The Amended Agreement increased the second year commitment fee to $40 and the unused line fee to 0.375% per annum. The Amended Agreement includes a warrant waiver fee of $20 and upon the occurrence of certain events, minimum monthly interest of $8 and an additional $20 warrant waiver fee. Any borrowing under the Amended Agreement was secured by substantially all domestic assets of the Company. The maturity date of the Amended Agreement is August 9, 2006. Any loans outstanding are subject to acceleration upon breach of: (i) a covenant tested monthly regarding the ratio of unrestricted cash and net billed accounts receivable to current liabilities minus deferred revenue which is to be no less than 1.35 to 1.0 (‘‘adjusted quick ratio covenant’’), (ii) a covenant tested quarterly regarding the Company's EBITDAS (earnings before interest expense (excluding interest income), taxes, depreciation, amortization and stock compensation expense in accordance with GAAP), and (iii) other customary non-financial covenants. There is also a monthly transition event covenant which requires the Company to maintain an adjusted quick ratio greater than or equal to of 1.6 to 1.0.

As of September 30, 2005, the Company was in compliance with all covenants with the exception of the transition event covenant. The Company’s adjusted quick ratio at September 30, 2005 was 1.592 to 1.0. On November 7, 2005, the bank granted a waiver on the transition event covenant as of September 30, 2005 and therefore did not require the Company to transition to the higher-interest debt facility. The waiver was for the September 30, 2005 date only.

As of December 31, 2005, the Company was in compliance with the monthly adjusted quick ratio covenant and the transition event covenant, but was not in compliance with the quarterly EBITDAS covenant, which requires the Company to achieve EBITDAS of the lesser of $1 better than the immediate preceding quarter EBITDAS or $1. Additionally, as of November 30, 2005, the Company did not achieve its transition event covenant. The Company’s adjusted quick ratio at November 30, 2005 was 1.44 to 1.0. On February 6, 2006, the bank granted a waiver on the quarterly EBITDAS covenant and the November transition event covenant. The EBITDAS covenant waiver was for the quarter ended December 31, 2005 date only. The transition event waiver was for the November 30, 2005 date only.

As of December 31, 2005, there were no amounts outstanding under the Amended Agreement and availability under the Amended Agreement was $4,000, based on the lesser of $4,000 or 80% of eligble accounts receivable. On March 14, 2006, the Company and the Bank agreed to extend the loan to February 15, 2007. All other terms of the loan remain the same.

(3)    Lease Obligations

The Company leases office space and equipment under non-cancelable operating leases. Rent expense charged to operations in the accompanying consolidated statements of operations for office space, vehicles and equipment under operating leases was $2,019, $2,154 and $2,021 for the years ended December 31, 2005, 2004 and 2003, respectively.

AXS-ONE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(In thousands, except per share data)

Scheduled future minimum payments required for all non-cancelable operating leases are as follows:

Years Ending December 31,
2006	$1,875
2007	1,656
2008	92
2009	46
2010/Thereafter	—
Total	$3,669

(4)    Related Party Transactions

The Company has certain business relationships with an entity that was founded by the former President and Chief Executive Officer who owns a majority beneficial equity interest in such entity. During the years ended December 31,2004 and 2003 the Company recorded as cost of license fees approximately $1 and $36, respectively, from this related party. No costs were recorded in 2005. These costs, related to royalty and maintenance fees on licensed products, have been generally decreasing as customers upgrade to newer versions of the Company’s software that no longer require this related party software.

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

During January 2001, the Company entered into two South African joint ventures: AXS-One African Solutions (Pty) Ltd (‘‘African Solutions’’) and Hospitality Warehouse (Pty) Ltd (‘‘Hospitality Warehouse’’). African Solutions is acting as a non-exclusive authorized third party service provider to provide consulting and implementation services, and as a non-exclusive representative in providing marketing and promotional services directly to the end users in regard to, among other things, AXS-One’s software products. African Solutions conducts business throughout the African continent where its target markets are the Financial Sector and Government Departments. African Solutions is considered to be a variable interest entity as defined in FIN 46R (See Notes 1(a) and 1(c) for further information).

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

Revenues from African Solutions during 2005 and 2004 include management fee revenue of $0 and $27, respectively, and consulting revenue of $108 and $182, respectively. Revenues from both joint ventures during 2003 include management fee revenue of $68 and consulting revenue of $232.

AXS-ONE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(In thousands, except per share data)

(5)    Income Taxes

The components of income (loss) before income tax benefit, net are as follows:

	Years Ended December 31,
	2005	2004	2003
Domestic	$(3,488)	$(1,503)	$(4,127)
Foreign	(5,535)	(3,926)	6,344
Total	$(9,023)	$(5,429)	$2,217

Income tax (provision) benefit is as follows:

	Years Ended December 31,
	2005	2004	2003
State	$0	$194	$142
Foreign	25	23	(43)
Total	$25	$217	$99

A reconciliation of Federal income tax (expense) benefit at the statutory rate of 34% to income tax benefit reflected in the accompanying consolidated statements of operations is as follows:

	Years Ended December 31,
	2005	2004	2003
Federal income tax (expense) benefit at 34%	$3,068	$1,846	$(754)
State income tax (expense) benefit, net of Federal tax (expense) benefit	206	213	382
Change in valuation allowance, net of change in valuation allowance related to stock options and sales of subsidiaries	(3,260)	(2,511)	1,593
Foreign tax rate differential and change in foreign NOLs	(5)	868	(972)
Reduction of state NOLs due to sale of New Jersey NOLs, net of federal benefit	—	(149)	(108)
Other, net	16	(50)	(42)
	$25	$217	$99

AXS-ONE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(In thousands, except per share data)

The principal components of the Company's deferred taxes are as follows:

	December 31,
	2005	2004
Deferred tax assets:
Non-deductible accruals and other	$295	$238
Allowance for doubtful accounts	50	53
Depreciation	426	—
Purchased research and development	—	658
Research and development credit carry-forwards	2,895	2,895
Net operating loss carry-forwards	24,755	21,508
Deferred tax assets	28,421	25,352
Less valuation allowance	28,004	24,543
Net deferred tax assets	417	809
Deferred tax liabilities:
Software development costs	417	809
Net deferred taxes	$—	$—

At December 31, 2005, the Company had United States net operating loss carry-forwards of approximately $54,849 which are available to offset future Federal taxable income, if any, and which begin to expire in 2007. In addition, foreign net operating loss carry-forwards aggregated approximately $13,293 at December 31, 2005, which are not subject to expiration.

The Company has recorded a valuation allowance for its net deferred tax assets and will continue to monitor the realizability of such assets. Approximately $2,360 and $1,917 of the Company’s deferred tax asset pertaining to NOLs and the corresponding valuation allowance at December 31, 2005 and 2004, respectively, relates to tax deductions arising from the exercise of stock options and/or subsequent sales of the underlying stock. For book purposes, the tax benefits related to such stock option transactions are recorded through equity when realized.

For the year ended December 31, 2003, there was a reduction in the foreign NOL in the amount of $3,364. Most of that reduction is attributable to the intercompany debt that was eliminated as part of the closing of the Canadian subsidiary and the corresponding debt forgiveness by the United States parent.

Foreign subsidiaries have paid, and are expected to continue to pay, appropriate taxes, if and when due, to their respective taxing authorities. It is the intention of the Company to reinvest the earnings of its non-U.S. subsidiaries, if any, in those operations. Accordingly, no Federal taxes have been provided on undistributed foreign earnings and no deferred tax liability for temporary differences related to the Company’s foreign subsidiaries and foreign joint ventures have been established as the determination of the amounts is not practical.

During state fiscal years 2002 through 2005, AXS-One was authorized by the New Jersey Economic Development Authority (‘‘NJEDA’’) in conjunction with the New Jersey Division of Taxation to sell a portion of its New Jersey net operating losses and research and development credits for consideration that is to be used to fund its research activities in the State of New Jersey. For the State’s fiscal year 2005 (July 1, 2004 to June 30, 2005), AXS-One was authorized to sell $226 of its available tax benefit of $226. AXS-One sold the entire authorized amount for consideration of $194, net of broker commissions. For the State’s fiscal year 2004 (July 1, 2003 to June 30, 2004), AXS-One was authorized to sell $165 of its available tax benefit of $165. AXS-One sold the entire authorized amount for consideration of $142, net of broker commissions. Approximately 66% of the tax benefits sold is reflected as reduction of state NOLs due to sales of New Jersey NOLs, net of federal benefit in the income tax rate reconciliation table above. As of December 31, 2005, the remaining New Jersey tax benefit in the amount of $270 is available to sell if the program is extended by the NJEDA or will be available to offset future New Jersey income taxes. No New Jersey Net operating losses were sold in 2005.

AXS-ONE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(In thousands, except per share data)

(7)    Stockholders' Deficit

(a) Warrants

On November 2, 2000, the Company issued warrants to a Dallas corporation for the purchase of 200 shares of Common Stock in exchange for services to be rendered as the Company’s non-exclusive financial advisor and for certain investment-banking services. The warrants are exercisable at $1.875 per share, subject to adjustment, until January 24, 2006 and were to vest in two separate tranches of 100 each on February 28, 2001 and May 31, 2001. By written notice dated May 25, 2001, 100 warrants that were to be vested on May 31, 2001 were cancelled in connection with the cancellation of the services agreement. As permitted by the Warrant Agreement, the Dallas corporation exercised the remaining warrants in full on September 24, 2004, surrendering back to the Company some of the shares of AXS-One Common Stock acquired through such exercise as payment of the option exercise price in accordance with the original terms (known as a ‘‘cashless exercise’’). No warrants remain outstanding under this agreement as of December 31, 2005.

The fair value of these warrants was determined in accordance with EITF Issue No. 96-18 ‘‘Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods or Services,’’ and was being recognized as expense over the service period. No further compensation costs will be recognized related to these warrants since services are no longer being provided. The expense related to this matter was nominal.

Shares of common stock underlying the warrants were not registered under the Securities Act of 1933, as amended (the ‘‘Act’’) in reliance upon Section 4(2) of the Act based on the fact that the warrants were issued to only one sophisticated investor who had extensive knowledge of the Company at the time of the issuance.

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

On September 30, 2003, the Company issued two (2) warrants under this agreement, each to purchase 60 shares of the Common Stock of AXS-One, one with an exercise price of $0.41 per share and one with an exercise price of $0.59 per share in accordance with the agreement. The expiration date of both warrants was September 30, 2006. On January 21, 2004, the warrants were exercised and proceeds in the amount of $60 were remitted to the Company. No warrants remain outstanding under this agreement as of December 31, 2005.

The accounting for these warrants was determined in accordance with EITF Issue No. 96-18, and, as a result, the fair value of the warrants was being recognized as an expense over the term of the agreement. Total expenses of $34 were recorded in sales and marketing expense on the 2003 consolidated financial statements related to these warrants. No further compensation costs will be recognized related to these warrants since no further services are being provided under the agreement which expired on September 30, 2003.

AXS-ONE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(In thousands, except per share data)

Shares of common stock underlying the warrants were not registered under the Securities Act of 1933, as amended (the ‘‘Act’’) in reliance upon Section 4(2) of the Act based on the fact that the warrants were issued to only one sophisticated investor who had extensive knowledge of the Company at the time of the issuance.

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

On June 17, 2005, the Company entered into a definitive agreement with a number of investors as well as certain members of AXS-One Management and Board members to sell 4,534 shares of its common stock for total consideration of $6,750. On June 21, 2005, the initial closing date, the Company received net proceeds of approximately $5,775 from the investors and issued 4,081 shares of common stock. This excluded amounts due from members of the Company’s management and Board members which together represented 10% of the investment. The closing with respect to the shares being offered to members of the Company’s management and Board members was subject to shareholder approval. The Company also issued, at the same time, warrants to purchase an aggregate of 408 shares of common stock at $1.90 per share and warrants to purchase 408 shares of common stock at $2.15 per share. These warrants are exercisable for a period of three years beginning June 21, 2005. The warrants were classified within permanent equity in accordance with EITF 00-19, ‘‘Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company’s Own Stock.’’ Warrants to purchase an additional 45 shares of common stock at $1.90 per share and 45 shares of common stock at $2.15 per share were issuable to members of the Company’s management and Board member investors upon approval of the shareholders. This private placement and issuance of warrants was made pursuant to the terms of a Unit Subscription Agreement, dated as of June 17, 2005, among the Company and several investors.

On September 20, 2005, the shareholders approved the above sale of the Company’s common stock and warrants to certain members of the Company’s management and Board members. On September 21, 2005, the closing date, the Company received net proceeds of $587, issued 453 shares of common stock and warrants to purchase 46 shares of common stock at $1.90 per share and 45 shares of common stock at $2.15 per share.

A summary of warrant activity is as follows:

	Number of Shares	Exercise Price Per Share	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
Balance, December 31, 2003	220	$0.41-1.875	$1.13	2.20
Granted	516	3.98-4.50	$4.24	—
Exercised	220	0.41-1.875	$1.13	—
Balance, December 31, 2004	516	3.98-4.50	$4.24	2.25
Granted	907	1.90-2.15	$2.03
Exercised	—	—	—
Balance, December 31, 2005	1,423	$1.90-4.50	$2.83	2.04
(all of which are exercisable at December 31, 2005)

AXS-ONE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(In thousands, except per share data)

(b) Stock Option Plans

Pursuant to the 1995 Stock Option Plan, as amended (the 1995 Plan), the Company may grant statutory and non-statutory options to purchase an aggregate of up to 4,500 shares of Common Stock. The Company has specifically reserved such shares. Options may be granted under the discretionary option program to employees, consultants, independent advisors and non-employee directors. Prior to adoption of the 1998 Plan discussed below, options were automatically granted to non-employee directors under the automatic option grant programs. Options granted under the discretionary grant program have an exercise price of not less than 85% of the fair market value of the Common Stock on the grant date. Options granted under the automatic grant program have an exercise price of 100% of the fair market value on the grant date. The 1995 plan has expired and no further options can be issued under this plan. Outstanding options under this plan will continue to vest.

In April 1998, the Company adopted the 1998 Stock Option Plan (the 1998 Plan). Pursuant to the 1998 Plan, the Company may grant stock options or stock appreciation rights to purchase an aggregate of up to 5,000 shares of Common Stock (inclusive of 2,000 and 1,500 shares added to the 1998 Plan by the stockholders in June 2004 and 2001, respectively). In accordance with a June 2004 amendment, up to 300 shares of the total shares may be used for non-vested stock awards. Options may be granted under the discretionary option program (as amended in June 2004) to employees and consultants of the Company not to exceed 500 shares per person during any calendar year except that in the first year of employment, the maximum grant will not exceed 1,000 shares per person. Non-employee directors receive an automatic grant of stock options to purchase 20 shares of Common Stock upon date of commencement of service as a non-employee director and thereafter, 10 shares on the date of each annual meeting of stockholders, provided that on, and as of, such date, such individual has been a non-employee director for the previous 12-month period. No option may have an exercise price less than the fair market value of the Common Stock at the time of grant.

All options granted under the Plans expire ten years from the date of grant (or five years for statutory options granted to 10% stockholders), unless terminated earlier. Substantially all options vest over a four-year period.

On April 13, 2005 the Company approved the AXS-One Inc. 2005 Stock Incentive Plan (the 2005 Plan). The Plan was approved by the Company's stockholders at the 2005 Annual Meeting of Stockholders on May 25, 2005. All employees and consultants of the Company and its affiliates are eligible to receive stock options, stock appreciation rights and non-vested stock under the Plan, as determined by the committee (as described below) in its sole discretion. Non-employee directors of the Company automatically receive grants of stock options under the Plan and are also eligible to receive discretionary grants of stock options. A maximum of 1,500 shares of the Company's common stock are available for awards under the Plan, of which 375 are available for non-vested stock (in each case subject to adjustment as provided in the Plan). The maximum number of shares subject to awards intended to be ‘‘performance-based’’ compensation within the meaning of Section 162(m) of the Internal Revenue Code that may be granted to any employee during any calendar year will not exceed 500 shares, except for the calendar year in which such individual commences his or her employment, the maximum grant will not exceed 1,000 shares (in each case subject to adjustment as provided in the Plan). The Plan is administered by a committee of the Board of Directors (currently the Compensation Committee) consisting of two or more non-employee directors, each of whom is intended to be (to the extent required by applicable law) a non-employee director as defined in Rule 16b-3 of the Securities Exchange Act of 1934, an outside director as defined under Section 162(m) and an ‘‘independent director’’ as defined under American Stock Exchange Rule 121A. With regard to options granted under the Plan to non-employee directors, the Board of Directors administers the Plan. All options granted under the Plans expire ten years from the date of grant (or five years for statutory options granted to 10% stockholders), unless terminated earlier. Options generally vest over a four-year period.

AXS-ONE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(In thousands, except per share data)

A summary of stock option activity under the Plans is as follows:

	Number of Shares	Exercise Price Per Share	Weighted Average Exercise Price
Balance, December 31, 2002	6,277	$0.21-13.00	$1.54
Granted	326	0.65-2.17	0.55
Exercised	(177)	0.21-1.38	0.36
Cancelled	(775)	0.32-6.25	1.54
Balance, December 31, 2003	5,651	$0.21-13.00	$1.54
Granted	2,770	2.00-4.21	2.95
Exercised	(588)	0.21-3.44	0.94
Cancelled	(380)	0.21-6.25	2.32
Balance, December 31, 2004	7,453	$0.21-13.00	$2.07
Granted	861	1.52-3.32	2.12
Exercised	(1,345)	0.21-2.38	0.76
Cancelled	(599)	0.21-13.00	2.50
Balance, December 31, 2005	6,370	$0.21-6.25	2.31
Exercisable, December 31, 2005	5,572		2.44

A summary of stock options outstanding and exercisable as of December 31, 2005, follows:

Options Outstanding				Options Exercisable
Range of exercise prices	Number outstanding	Weighted average remaining life (years)	Weighted average exercise price	Number exercisable	Weighted average exercise price
$0.21-1.00	1,750	5.65	$0.63	1,516	$0.62
$1.06-2.24	2,016	6.94	$1.85	1,452	$1.92
$2.36-4.21	2,120	7.96	$3.27	2,120	$3.27
$6.00-6.25	484	4.26	$6.02	484	$6.02
	6,370			5,572

(8)    Employee 401(k) Plan

The Company's 401(k) Plan (the Plan) is a defined contribution plan. All employees who are at least 21 years of age are eligible on the first day in the month following their date of hire to become participants in the Plan and to make voluntary contributions based on a percentage of their compensation within certain Plan limitations.

The Plan falls under the provisions of Section 401(k) of the Internal Revenue Code. Employees may elect to contribute a percentage of their pretax salary, subject to statutory limitations, as well as certain percentages of their after-tax salary, to the Plan. By approval of the Board of Directors, the Company may elect to match a pre-determined percentage of the employees’ contribution. In addition, the Company may make additional contributions at the discretion of the Board of Directors, which would be allocated among all participants in proportion to each participant's compensation, as defined. During the years ended December 31, 2005, 2004 and 2003, no additional contributions were made under the Plan.

Beginning in 2002, all contributions by the Company are on a discretionary basis only as approved by the Board of Directors. For the year ended December 31, 2005 and 2004, the Company contributed

AXS-ONE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(In thousands, except per share data)

50% of the employees’ first 6% of pretax salary contribution. For the year 2003, the Company contributed 25% of the employees’ first 6% of pretax salary contribution.

The Company's contributions charged to operations in the accompanying consolidated statements of operations were approximately $272, $308, and $96 for the years ended December 31, 2005, 2004 and 2003, respectively.

(9)    Financial Information by Geographic Area

SFAS No. 131, ‘‘Disclosure about Segments of an Enterprise and Related Information,’’ established standards for the way public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about reporting segments in interim financial reports issued to shareholders. It also established standards for related disclosures about products and services, geographic areas and major customers.

Revenues and long-lived assets for the Company's United States, United Kingdom, Australia and Southeast Asia and other international operations are as follows:

	United States	United Kingdom	Australia and Southeast Asia	South Africa	Consolidated
2005
Revenues (1)	$21,283	$4,221	$3,801	$3,503	$32,808
Long-lived assets	1,184	75	151	23	1,433
2004
Revenues (1)	$26,585	$4,573	$4,683	$2,595	$38,436
Long-lived assets	2,094	87	185	29	2,395
2003
Revenues (1)	$25,940	$4,851	$5,354	$3,546	$39,691
Long-lived assets	2,465	54	123	58	2,700

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

b)	AXS-One Records Compliance Management Solutions enable organizations to utilize documents and data generated by their corporate applications as an asset while reducing corporate risk and operational overheads and addressing requirements for corporate governance, legal discovery and

AXS-ONE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(In thousands, except per share data)

industry regulations associated with how corporate records are managed and retained. Utilizing the AXS-One Compliance Management Solution, organizations can capture, archive, manage, search, supervise, integrate, share and audit their electronic records, regardless of originating platform. Disparate document and data types can be managed including e-mail, instant messages, images, voice and video, office documents, ERP-generated data such as SAP, and electronic print reports generated by host systems. AXS-One Compliance Management Solutions target large information-centric organizations that can utilize self-service information systems to reduce costs, increase efficiency, improve communications with their customers and improve access to business intelligence.

The Company evaluates the performance of its two product lines based on revenues and operating income. Summarized financial information concerning the Company’s reportable segments is shown in the following table. The Chief Executive Officer uses the information below in this format while making decisions about allocating resources to each product line and assessing its performance.

	AXS-One Enterprise Financials	AXS-One Compliance Solutions	Total
Year Ended December 31, 2005
Revenues:
License fees	$1,437	$4,109	$5,546
Services	19,986	7,168	27,154
Total revenue, excluding related party revenue	21,423	11,277	32,700
Operating income (loss)	7,452	(8,716)	(1,264)
Total assets	3,646	7,420	11,066
Capital expenditures	172	24	196
Depreciation and amortization	729	424	1,153
Year Ended December 31, 2004
Revenues:
License fees	$2,419	$4,362	$6,781
Services	25,704	5,742	31,446
Total revenue, excluding related party revenue	28,123	10,104	38,227
Operating income	53	2,801	2,854
Total assets	12,274	2,507	14,781
Capital expenditures	380	46	426
Depreciation and amortization	1,319	29	1,348
Year Ended December 31, 2003
Revenues:
License fees	$4,371	$2,072	$6,443
Services	28,064	4,884	32,948
Total revenue, excluding related party revenue	32,435	6,956	39,391
Operating income	5,687	3,214	8,901
Total assets	10,572	1,578	12,150
Capital expenditures	196	18	214
Depreciation and amortization	1,548	22	1,570

AXS-ONE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(In thousands, except per share data)

Reconciliation of segment operating income (loss) to consolidated operating income (loss) is as follows:

	Year Ended December 31,
	2005	2004	2003
Operating income (loss) from reportable segments	$(1,264)	$2,854	$8,901
Unallocated revenue, Other – related parties	108	209	300
Unallocated general and administrative expenses	(5,129)	(6,367)	(5,599)
Other corporate unallocated expenses	(2,278)	(2,264)	(1,030)
Total consolidated operating income (loss)	$(8,563)	$(5,568)	$2,572

(11)    Quarterly Financial Data (Unaudited)

Summarized quarterly financial data for 2005, 2004 and 2003 is as follows (in thousands except per share data):

	Quarter
2005	First	Second	Third	Fourth
Total revenues	8,058	7,479	9,357	7,914
Gross profit	3,035	2,690	5,322	3,953
Net income (loss)	(3,169)	(4,359)	177	(1,647)
Basic net income (loss) per common share (1)	(0.11)	(0.15)	0.01	(0.05)
Diluted net income (loss) per common share (1)	(0.11)	(0.15)	0.01	(0.05)

	Quarter
2004	First	Second	Third	Fourth
Total revenues	10,922	9,505	9,145	8,864
Gross profit .	6,242	4,602	4,323	4,260
Net income (loss)	753	(2,580)	(1,659)	(1,726)
Basic net income (loss) per common share (1)	0.03	(0.09)	(0.06)	(0.06)
Diluted net income (loss) per common share (1)	0.03	(0.09)	(0.06)	(0.06)

	Quarter
2003	First	Second	Third	Fourth
Total revenues	9,445	9,588	10,211	10,447
Gross profit	5,140	5,207	6,025	984
Net income	427	155	918	816
Basic net income per common share (1)	0.02	0.01	0.04	0.03
Diluted net income per common share (1)	0.02	0.01	0.04	0.03

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

On June 30, 2005 the Company eliminated 22 positions in the United States and 6 positions in its foreign operations in order to further streamline the organization. The Company recorded a charge to operations in the second quarter totaling approximately $863 related to involuntary termination benefits to be paid to the terminated employees. The remaining restructuring liability is recorded as accrued expenses on the December 31, 2005 balance sheet.

The activities related to the restructurings are as follows:

	2005	2004
Restructuring liability at January 1	$—	$—
Involuntary termination costs	863	786
Cash payments	(544)	(703)
Adjustment to severance accrual	—	(83)
Restructuring liability at December 31	$319	$—

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

Under date of March 23, 2006, we reported on the consolidated balance sheets of AXS-One Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, comprehensive income (loss), stockholders' deficit, and cash flows for each of the years in the three-year period ended December 31, 2005, which are included in the 2005 annual report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the accompanying related consolidated financial statement schedule. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this consolidated financial statement schedule based on our audits.

In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Short Hills, New Jersey
March 23, 2006

SCHEDULE II

AXS-ONE INC.
VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2005, 2004 and 2003

(in thousands)

Allowance For Doubtful Accounts:	Balance at Beginning of Year	Charged (Credited) to Costs and Expenses, net (a)	Amounts Written Off	Balance at End of Year
Year ended December 31, 2005	$577	$11	$(421)	$167
Year ended December 31, 2004	$200	$465	$(88)	$577
Year ended December 31, 2003	$379	$(108)	$(71)	$200

(a)	Credits to costs and expenses reflect recoveries of amounts previously written off or revisions to previous estimates.