Form 10-Q
period 2006-03-31
AXS ONE INC
filed 2006-05-11
CIK 947427

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006                Commission File Number        1-13591

AXS-ONE INC.

(Exact name of registrant as specified in its charter)

Delaware	13-2966911
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
301 Route 17 North Rutherford, New Jersey	07070
(Address of principal executive offices)	(Zip Code)

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

YES        NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of ‘‘accelerated filer and large accelerated filer’’ in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	Accelerated Filer	Non-Accelerated Filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES        NO
Number of shares outstanding of the issuer’s common stock as of May 2, 2006

Class	Number of Shares Outstanding
Common Stock, par value $0.01 per share	34,747,127

AXS-ONE INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

AXS-ONE INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands. except per share data)

	March 31, 2006	December 31, 2005
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$7,641	$3,613
Restricted cash	43	57
Accounts receivable, net of allowance for doubtful accounts of $157 and $167 at March 31, 2006 and December 31, 2005, respectively	3,565	5,153
Prepaid expenses and other current assets	1,083	718
Total current assets	12,332	9,541
Equipment and leasehold improvements, at cost:
Computer and office equipment	10,694	10,967
Furniture and fixtures	922	924
Leasehold improvements	861	865
	12,477	12,756
Less — accumulated depreciation and amortization	12,084	12,361
	393	395
Capitalized software development costs, net of accumulated amortization of $11,635 and $11,432 at March 31, 2006 and December 31, 2005, respectively	835	1,038
Other assets	96	92
	$13,656	$11,066
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$1,361	$1,576
Accrued expenses	2,838	3,267
Due to joint venture	78	52
Deferred revenue	11,421	8,224
Total current liabilities	15,698	13,119
Long-term liabilities:
Long-term deferred revenue	2,627	63
Commitments and contingencies
Stockholders' deficit:
Preferred stock, $.01 par value, authorized 5,000 shares, no shares issued and outstanding	—	—
Common stock, $.01 par value, authorized 50,000 shares; 34,747 and 34,316 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively	347	343
Additional paid-in capital	87,824	87,884
Accumulated deficit	(93,409)	(90,663)
Accumulated other comprehensive income	569	497
Unamortized stock compensation	—	(177)
Total stockholders' deficit	(4,669)	(2,116)
	$13,656	$11,066

The accompanying notes are an integral part of these consolidated financial statements.

AXS-ONE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2006	2005
Revenues:
License fees	$965	$1,022
Services	6,488	7,016
Other-related parties	39	20
Total revenues	7,492	8,058
Operating expenses:
Cost of license fees	443	364
Cost of services	3,435	4,659
Sales and marketing	2,819	2,588
Research and development	2,226	2,101
General and administrative	1,262	1,348
Total operating expenses	10,185	11,060
Operating loss	(2,693)	(3,002)
Other expense:
Interest income	84	30
Interest expense	(27)	—
Equity in losses of joint ventures	(27)	(24)
Other expense, net	(83)	(173)
Total other expense, net	(53)	(167)
Net loss before income taxes	$(2,746)	$(3,169)
Income tax benefit	—	—
Net loss	$(2,746)	$(3,169)
Basic & diluted loss per common share	$(0.08)	$(0.11)
Weighted average basic & diluted common shares outstanding	34,247	28,576

The accompanying notes are an integral part of these consolidated financial statements.

AXS-ONE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2006	2005
Net loss	$(2,746)	$(3,169)
Foreign currency translation adjustment	72	96
Comprehensive loss	$(2,674)	$(3,073)

The accompanying notes are an integral part of these consolidated financial statements.

AXS-ONE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2006	2005
Cash flows from operating activities:
Net loss	$(2,746)	$(3,169)
Adjustments to reconcile net loss to net cash flows provided by (used in) operating activities
Depreciation and amortization	267	273
Net provision for (recovery of) doubtful accounts	(10)	23
Equity in losses of joint venture	27	24
Consulting services provided in lieu of payment on accounts receivable	—	(14)
Stock option compensation expense	52	—
Restricted stock compensation expense	9	10
Changes in current assets and liabilities
Restricted cash	13	4
Accounts receivable	1,642	392
Due to joint venture	(3)	(65)
Prepaid expenses and other current assets	(334)	258
Accounts payable and accrued expenses	(671)	(1,075)
Deferred revenue	5,752	774
Net cash flows provided by (used in) operating activities	3,998	(2,565)
Cash flows from investing activities:
Change in other assets	(5)	27
Capitalized software development costs	—	(18)
Purchase of equipment and leasehold improvements	(61)	(56)
Net cash flows used in investing activities	(66)	(47)
Cash flows from financing activities:
Proceeds from exercise of stock options and warrants	60	870
Debt issuance costs	(31)	—
Net cash flows provided by financing activities	29	870
Foreign currency exchange rate effects on cash and cash equivalents	67	70
Net increase (decrease) in cash and cash equivalents	4,028	(1,672)
Cash and cash equivalents, beginning of period	3,613	4,809
Cash and cash equivalents, end of period	$7,641	$3,137
Supplemental disclosures of cash flow information:
Cash paid during the period for –
Interest	$24	$—
Income taxes	$—	$—

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

The preparation of Consolidated Interim Financial Statements in conformity with US generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Consolidated Interim Financial Statements and the reported amounts of revenues and expenses during the periods presented. Actual results could differ from those estimates. Some of the significant estimates involve allowance for doubtful accounts, recoverability of capitalized software development costs, accrued expenses, provision for income taxes in foreign jurisdictions, assessment of contingencies, and compensation expense pursuant to SFAS No. 123R.

These Consolidated Interim Financial Statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s 2005 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

The results of operations for the three months ended March 31, 2006 are not necessarily indicative of results to be expected for the full year 2006 or any future periods.

We generated a net loss of $2.7 million for the three months ended March 31, 2006 and $9.0 million and $5.2 million for the years ended December 31, 2005 and 2004, respectively. We experienced a decline in revenue as our business shifted to focus more heavily on the records compliance management business. Management’s initiatives over the last two years, including the restructurings in June 2005 and 2004, the private placements of common stock in April 2004 and June 2005 and 10% salary cuts of executive management for most of the second half of 2005, have been designed to improve operating results and liquidity and better position AXS-One to compete under current market conditions. As a result of these efforts, we expect that our current cash balance, availability of borrowing capacity under our bank line of credit, and operating cash flow should be sufficient to meet the short-term requirements of the business. However, we may in the future be required to seek new sources of financing or future accommodations

AXS-ONE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

from our existing lender or other financial institutions, or we may seek equity infusions from private investors. We may also be required to further reduce operating costs in order to meet our obligations. Our ability to fund our operations beyond 2006 is heavily dependent on the growth of our revenues over current levels to achieve profitable operations. Additionally, there is a risk that cash held by our foreign subsidiaries may not be readily available for use in our U.S. operations to pay our obligations as the transfer of funds is sometimes delayed due to various foreign government restrictions. No assurance can be given that management’s initiatives will be successful or that any such additional sources of financing, lender accommodations or equity infusions will be available.

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

In multiple element arrangements, the Company defers revenue based on the vendor-specific objective evidence (‘‘VSOE’’) of fair value of the undelivered elements and recognizes revenue on the delivered elements using the residual method. The most commonly deferred elements are initial maintenance and consulting services. Initial maintenance is recognized on a straight-line basis over the initial maintenance term. The VSOE of fair value for maintenance is determined by using a consistent percentage of maintenance fees to discounted license fee based on renewal rates. Maintenance fees in subsequent years are recognized on a straight-line basis over the life of the applicable agreement. Maintenance contracts entitle the customer to hot-line support and all unspecified product upgrades released during the term of the maintenance contract. Upgrades include any and all unspecified patches or releases related to a licensed software product. Maintenance does not include implementation services to install these upgrades. The VSOE of services is determined by using an average consulting rate per hour for consulting services sold separately multiplied by the estimate of hours required to complete the consulting engagement.

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

The majority of the Company’s training and consulting services are billed based on hourly rates. The Company generally recognizes revenue as these services are performed when there is also evidence of an arrangement, the fee is fixed or determinable and collectibility is reasonably assured. However, when the Company enters into an arrangement that is based on a fixed fee, revenue is recognized using the percentage of completion method of accounting. When the Company enters into an arrangement that requires it to perform significant work either to alter the underlying software or to build additional complex interfaces so that the software performs as the customer requests, the Company recognizes the license revenue and service revenue, using the percentage of completion method of accounting. This would apply to the Company’s custom programming services which are generally contracted on a fixed fee basis. Anticipated losses, if any, are charged to operations in the period such losses are determined to be probable.

Revenues from the joint venture (included in Revenues: Other-Related Parties in the unaudited Consolidated Statements of Operations) includes consulting revenue for the joint ventures’ use of the Company’s South African subsidiary’s consultants in accordance with the joint venture agreement. Revenue is recognized upon performance of the services.

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

As of March 31, 2006, AXS-One’s total exposure to loss as a result of its involvement in African Solutions is $78, representing the Company’s amount due to African Solutions as of March 31, 2006.

AXS-ONE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

Presented below is selected financial data for African Solutions for the three months ended March 31, 2006 and 2005, respectively.

	Three Months Ended March 31,
	2006	2005
Total revenues	$253	$273
Operating (loss) income	$(4)	$5
Net loss	$(55)	$(50)
AXS-One share of net loss	$(27)	$(24)

Total assets were $295 and $252 as of March 31, 2006 and December 31, 2005, respectively. Total stockholders’ deficit was $(1,858) and $(1,752) as of March 31, 2006 and December 31, 2005, respectively.

(d)    Stock-Based Compensation

Historically, the Company accounted for stock-based compensation under the recognition and measurement principles of Accounting Principles Board Opinion (‘‘APB’’) No. 25, ‘‘Accounting for Stock Issued to Employees’’ (‘‘APB 25’’), and related interpretations and disclosure provisions of Statement of Accounting Standards SFAS 123 ‘‘Accounting For Stock-Based Compensation’’. Under this pronouncement, no compensation expense related to stock option plans was reflected in the Company's Consolidated Statements of Operations as all options had an exercise price equal to the market value of the underlying common stock on the date of grant. Compensation cost for non-vested stock was recorded based on its market value on the date of grant and was included in the Company's Consolidated Statements of Operations ratably over the vesting period. Upon the grant of non-vested stock, unearned stock compensation was recorded as an offset to additional paid-in capital and was amortized on a straight-line basis as compensation expense over the vesting period.

On January 1, 2006, the start of the first quarter of fiscal 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123R (revised 2004), ‘‘Share-Based Payment’’ (‘‘SFAS 123R’’) which requires that the costs resulting from all share-based payment transactions be recognized in the financial statements at their fair values. The Company adopted SFAS 123R using the modified prospective application method under which the provisions of SFAS 123R apply to new awards granted after the adoption date and to awards modified, repurchased, or cancelled after the adoption date. Additionally, compensation cost for the portion of the awards for which the requisite service has not been rendered that are outstanding as of the adoption date is recognized in the Consolidated Statement of Operations over the remaining service period after the adoption date based on the award's original estimate of fair value. In connection with the adoption of SFAS 123R, the unearned stock compensation at December 31, 2005 of $177 relating to previous grants of non-vested stock were offset against additional paid-in capital during the first quarter of fiscal 2006. Results for prior periods have not been restated. Total share-based compensation expense recorded in the Consolidated Statement of Operations for the three months ended March 31, 2006 is $61.

As a result of adopting SFAS 123R on January 1, 2006, the Company's loss before income taxes and net income for the three months ended March 31, 2006 are $52 higher than if it had continued to account for share-based compensation under APB No. 25. Basic and diluted earnings per share for the three months ended March 31, 2006 did not change as a result of the Company adopting SFAS 123R.

On November 10, 2005, the FASB issued FASB Staff Position 123(R)-3 (‘‘FSP 123R-3’’), ‘‘Transition Election Related to Accounting for the Tax Effects of Share-based Payment Awards,’’ that provides an elective alternative transition method of calculating the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS 123R (the ‘‘APIC Pool’’) to the method otherwise required by paragraph 81 of SFAS 123R. The Company may take up to one year from the

AXS-ONE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

effective date of this FSP to evaluate its available alternatives and make its one-time election. The Company is currently evaluating the alternative methods; however, neither alternative would have an impact on the Company's results of operations or financial condition for the three months ended March 31, 2006, due to the fact that the Company is currently using prior period net operating losses and has not realized any tax benefits under SFAS 123R. Until and unless the Company elects the transition method described in this FSP, the Company will follow the transition method described in paragraph 81 of SFAS 123R.

On October 26, 2005, the Board of Directors of the Company approved the acceleration of vesting of all unvested ‘‘out-of-the money’’ stock options previously awarded to current employees and directors under the Company’s stock option plans. The accelerated options had exercise prices ranging from $2.15 to $6.25 with a weighted average exercise price of $2.99. Options to purchase approximately 2,200 shares became exercisable immediately as a result of the vesting acceleration. To avoid any unintended personal benefits, the Company also imposed a holding period on the shares underlying the accelerated options in the form of a Resale Restriction Agreement. This agreement requires all optionees to refrain from selling any shares acquired upon the exercise of the accelerated options until the earlier of the date such shares would have vested under the options’ original vesting terms or the date of the employee’s or director’s termination from the Company. As a result of this acceleration, the Company reduced the stock compensation expense it otherwise would have been required to record beginning in January 2006 upon adoption of SFAS 123R by approximately $4,100 over approximately 2.5 years. In making the decision to accelerate these options, the Board of Directors considered the interests of the Company’s stockholders, as this acceleration will reduce compensation expense in future periods.

The following table illustrates the effect on net loss and net loss per common share applicable to common stockholders for the three months ended March 31, 2005, as if the Company had applied the fair value recognition provisions for stock-based employee compensation of SFAS 123, as amended:

Three Months Ended March 31, 2005
Net loss as reported	($3,169)
Add: Stock based compensation expense	10
Deduct: Total employee stock-based compensation determined under fair value based method for all awards	(469)
Pro forma net loss	($3,628)
Net loss per common share:
Basic and diluted – as reported	($0.11)
Basic and diluted – pro forma	($0.13)

The fair value of options granted is estimated on the date of grant using a Black-Scholes option pricing model. Expected volatilities are calculated in part based on the historical volatility of the Company's stock. Management monitors share option exercise and employee termination patterns to estimate forfeiture rates within the valuation model. The expected holding period of options represents the period of time that options granted are expected to be outstanding. The risk-free interest rate for periods within the expected life of the option is based on the interest rate of a 5-year U.S. Treasury note in effect on the date of the grant.

AXS-ONE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

The table below presents the assumptions used to calculate the fair value of options granted during the three months ended March 31, 2006 and 2005.

	Three Months Ended March 31,
	2006	2005
Risk-free interest rate	4.43%	4.77%
Expected dividend yield	—	—
Expected lives	5 years	5 years
Expected volatility	94%	100%
Forfeiture rate	14.5%	n/a
Weighted-average grant date fair value of options granted during the period	$1.37	$2.01

Stock Option Plans

The Company has three stock incentive plans; the 1995 Stock Option Plan (the 1995 Plan), the 1998 Stock Option Plan (the 1998 Plan), and the 2005 Stock Incentive Plan (the 2005 Plan). Under the 1995 Plan, the Company could grant up to 4,500 shares of common stock. The 1995 Plan has expired and no further options can be issued under this plan. Outstanding options under this plan will continue to vest. Under the 1998 Plan, the Company may grant stock options or stock appreciation rights to purchase an aggregate of up to 5,000 shares of Common Stock. In accordance with a June 2004 amendment, up to 300 shares of the total shares may be used for non-vested stock awards. Under the 2005 Plan, the Company may grant stock options, stock appreciation rights and non-vested stock to purchase an aggregate of up to 1,500 shares of Common Stock, of which 375 are available for non-vested stock. This plan has been amended, subject to shareholder approval, to remove the 375 share limitation on restricted shares. This will allow grants of non-vested shares under the 2005 Plan up to the total maximum number of shares available under the 2005 Plan. All options granted under the forgoing plans expire ten years from the date of grant (or five years for statutory options granted to 10% stockholders), unless terminated earlier. Substantially all options vest over a four-year period. For a more detailed description of all stock incentive plans, refer to the Company’s 2005 Annual Report on Form 10-K.

Stock option transactions for the three months ended March 31, 2006 under all plans are as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value as of 3/31/06
Balance, December 31, 2005	6,370	$2.31
Granted	184	$1.85
Exercised	(76)	$0.79
Forfeited	(37)	$1.59
Expired	(50)	$3.17
Balance, March 31, 2006	6,391	$2.31	6.55	$3,387
Vested and Expected to Vest at March 31, 2006	6,266	$2.33	0.18	$3,315
Exercisable at March 31, 2006	5,508	$2.44	6.22	$2,779

The total intrinsic value of stock options exercised during the three months ended March 31, 2006 was $180 as compared to $3,173 for the three months ended March 31, 2005. As of March 31, 2006, there was approximately $598 of total unrecognized compensation cost related to stock options granted under the plans. That cost is expected to be recognized over a weighted-average period of 1.71 years.

AXS-ONE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

A summary of stock options outstanding and exercisable as of March 31, 2006 follows:

	Options Outstanding			Options Exercisable
Range of exercise prices	Number outstanding	Weighted average remaining life (years)	Weighted average exercise price	Number exercisable	Weighted average exercise price
$0.21 - 0.75	1,327	5.66	$0.54	1,186	$0.54
$0.81 - 1.75	1,457	5.10	$1.42	979	$1.36
$1.80 - 2.36	1,374	8.57	$2.20	1,126	$2.27
$2.38 - 4.21	1,758	7.54	$3.47	1,742	$3.48
$6.00 - 6.25	475	4.02	$6.02	475	$6.02
	6,391			5,508

Non-Vested Stock

Compensation expense for non-vested stock was historically recorded based on its market value on the date of grant and recognized ratably over the associated service period, the period in which restrictions are removed. Compensation expense for non-vested stock was reported as unamortized stock compensation on the Consolidated Balance Sheets. With the adoption of SFAS 123R, effective January 1, 2006, unamortized stock compensation has been offset against additional paid-in capital where it is reflected on the Consolidated Balance Sheet as of March 31, 2006. During the three months ended March 31, 2006 there were 380 shares of restricted stock granted. All shares were issued to employees with 4-year vesting. In the year ended December 31, 2005, 120 shares of non-vested stock were granted with a vesting term of five years subject to acceleration in accordance with the grant stipulations. During fiscal 2005, 25 shares issued were forfeited as a result of employee terminations and the corresponding compensation expense and remaining unamortized stock compensation amounts were reversed. During the three months ended March 31, 2006, 25 shares were forfeited as a result of employee terminations. As of March 31, 2006, 450 shares are unvested.

The following table summarizes transactions related to non-vested stock for the three months ended March 31, 2006:

	Number of shares	Weighted average price per share
Balance, December 31, 2005	95	$2.16
Granted	380	$2.49
Forfeited	(25)	$2.58
Balance, March 31, 2006	450	$2.42

As of March 31, 2006, there was approximately $721 of total unrecognized compensation cost related to non-vested stock granted under the plans. That cost is expected to be recognized over a weighted-average period of 2.8 years.

As of March 31, 2006, the Company also had 1,423 stock warrants outstanding at a weighted average price of $2.83. At December 31, 2005, these warrants were exercisable; therefore, no expense has been recognized. 516 of these warrants expire in April 2007 and 907 of these warrants expire in June 2008.

Stock options and non-vested stock awards available for grant under all plans were 1,054 at March 31, 2006.

AXS-ONE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

(2)    REVOLVING LINE OF CREDIT AND LONG-TERM DEBT

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

Borrowings under the revolving line of credit, per the Amended Agreement, bear interest at prime rate plus one and one half percent (1.5%). Should, however, the Company fail to meet certain of the financial covenants set forth in the Amended Agreement, the interest rate will increase to the prime rate plus two and one half percent (2.5%). The Agreement provided for a non-refundable commitment fee of $30 per year and an unused revolving line facility fee of.25% per annum. The Amended Agreement increased the second year commitment fee to $40 and the unused line fee to 0.375% per annum. The Amended Agreement includes a warrant waiver fee of $20 and upon the occurrence of certain events, minimum monthly interest of $8 and an additional $20 warrant waiver fee. The Agreement is secured by substantially all domestic assets of the Company. The maturity date of the loan is August 9, 2006. As described in greater detail in the Loan Agreement, the loan is subject to acceleration upon breach of: (i) a covenant tested monthly regarding the ratio of unrestricted cash and net billed accounts receivable to current liabilities minus deferred revenue, which is to be no less than 1.35 to 1.0 (‘‘adjusted quick ratio covenant’’), (ii) a covenant tested quarterly regarding the Company's EBITDAS (earnings before interest expense (excluding interest income), taxes, depreciation, amortization and stock compensation expense in accordance with GAAP), and (iii) other customary non-financial covenants. There is also a monthly transition event covenant which requires the Company to maintain an adjusted quick ratio greater than or equal to 1.6 to 1.0.

As of March 31, 2006, there were no amounts outstanding under the Amended Agreement and availability under the Amended Agreement was $2,119, based on the lesser of $4,000 or 80% of eligible accounts receivable. On March 14, 2006, the Company and the Bank agreed to extend the loan to February 15, 2007. All other terms of the loan remain the same.

As of March 31, 2006, the Company was in compliance with the monthly adjusted quick ratio covenant and the transition event covenant, but was not in compliance with the quarterly EBITDAS covenant, which requires the Company to achieve EBITDAS of the lesser of $1 better than the immediate preceding quarter EBITDAS or $1. On May 11, 2006, the Bank granted a waiver on the EBITDAS covenant as of March 31, 2006. The waiver was for the March 31, 2006 date only.

(3)    BASIC AND DILUTED NET INCOME (LOSS) PER COMMON SHARE

Basic and diluted net income (loss) per common share is presented in accordance with SFAS No. 128, ‘‘Earnings per Share’’ (‘‘SFAS No. 128’’).

AXS-ONE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

Basic net income (loss) per common share is based on the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share for the three months ended March 31, 2006 and 2005 does not include the effects of outstanding options to purchase 6,391 and 6,888 shares of common stock, respectively, 450 and 75 shares of non-vested stock, respectively, and outstanding warrants to purchase 1,423 and 516 shares of common stock, respectively, as the effect of their inclusion is anti-dilutive for the periods.

The following represents the reconciliation of the basic and diluted net income (loss) per common share calculation for the three months ended March 31, 2006 and 2005:

	Three Months Ended March 31,
	2006	2005
Weighted average basic common shares outstanding during the periods	34,247	28,576
Dilutive effect of stock options and warrants	—	—
Weighted average diluted common shares outstanding during the periods	34,247	28,576

(4)    OPERATING SEGMENTS

The Company has two product lines that it offers to specific markets as part of its strategy to focus on market opportunities. The two product lines are as follows:

a)	AXS-One Enterprise Solutions provides an integrated suite of internet-enabled financial management and accounting applications to global 2000 organizations, enabling them to achieve process transparency while maintaining secure access required to meet reporting, control and governance requirements. AXS-One has an extensive installed customer base for its core financial management products as well as for its Time and Billing components, a full suite of business solutions and services optimized to address the requirements of organizations that primarily sell professionals’ time.

b)	AXS-One Records Compliance Platform Solutions enable organizations to utilize documents and data generated by their corporate applications as an asset while reducing corporate risk and operational overheads and addressing requirements for corporate governance, legal discovery and industry regulations associated with how corporate records are managed and retained. Utilizing AXS-One Compliance Platform Solutions, organizations can capture, archive, manage, search, supervise, integrate, share and audit their electronic records, regardless of originating platform. Disparate document and data types can be managed including e-mail, instant messages, images, voice and video, office documents, ERP-generated data such as SAP, and electronic print reports generated by host systems. AXS-One Compliance Platform Solutions target large information-centric organizations that can utilize self-service information systems to reduce costs, increase efficiency, improve communications with their customers and improve access to business intelligence.

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

	Enterprise Solutions	Records Compliance Platform Solutions	Total
Three Months Ended March 31, 2006
Revenues:
License fees	$560	$405	$965
Services	4,581	1,907	6,488
Total Revenues, excluding related party revenue	5,141	2,312	7,453
Operating income (loss)	2,692	(3,595)	(903)
Total assets	6,891	6,765	13,656
Capital expenditures	50	11	61
Depreciation and amortization	166	101	267
Three Months Ended March 31, 2005
Revenues:
License fees	$495	$527	$1,022
Services	5,064	1,952	7,016
Total Revenues, excluding related party revenue	5,559	2,479	8,038
Operating income (loss)	1,871	(2,985)	(1,114)
Total assets	8,813	3,335	12,148
Capital expenditures	50	6	56
Depreciation and amortization	175	98	273

Reconciliation of total segment operating income (loss) to consolidated operating income (loss):

	Three Months Ended March 31,
	2006	2005
Operating loss from reportable segments	$(903)	$(1,114)
Unallocated revenue, other – related parties	39	20
Unallocated general and administrative expense	(1,262)	(1,348)
Other corporate unallocated expenses	(567)	(560)
Total consolidated operating loss	$(2,693)	$(3,002)

(5)    CONTINGENCIES

Historically, the Company has been involved in disputes and/or litigation encountered in its normal course of business. The Company believes that the ultimate outcome of these proceedings will not have a material adverse effect on the Company's business, consolidated financial condition, results of operations or cash flows.

(6)    PRIVATE PLACEMENT

On June 17, 2005, the Company entered into a definitive agreement with a number of investors as well as members of AXS-One Management and Board members to sell 4,534 shares of its common stock for

AXS-ONE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

total consideration of $6,750. On June 21, 2005, the initial closing date, the Company received net proceeds of approximately $5,775 from the investors and issued 4,081 shares of common stock. This excluded amounts due from members of the Company’s management and Board members which together represented 10% of the investment. The closing with respect to the shares offered to members of the Company’s management and Board members was subject to shareholder approval. The Company also issued, at the same time, warrants to purchase an aggregate of 408 shares of common stock at $1.90 per share and warrants to purchase 408 shares of common stock at $2.15 per share. These warrants are exercisable for a period of three years beginning June 21, 2005. The warrants were classified within permanent equity in accordance with EITF 00-19, ‘‘Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company’s Own Stock.’’ Warrants to purchase an additional 45 shares of common stock at $1.90 per share and 45 shares of common stock at $2.15 per share were issuable to members of the Company’s management and Board member investors upon approval of the shareholders. This private placement and issuance of warrants was made pursuant to the terms of a Unit Subscription Agreement, dated as of June 17, 2005, among the Company and several investors.

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

(7)    RESTRUCTURING AND OTHER COSTS

On June 30, 2005 the Company eliminated 22 positions in the United States and 6 positions in its foreign operations in order to further streamline the organization. The Company recorded a charge to operations in the second quarter of 2005 totaling approximately $863 related to involuntary termination benefits to be paid to the terminated employees. The remaining restructuring liability is recorded as accrued expenses on the March 31, 2006 balance sheet and will be paid in its entirety during 2006. The 2006 activity related to the restructuring is as follows:

2006
Restructuring liability at January 1	$319
Involuntary termination costs	—
Cash payments	(150)
Restructuring liability at March 31	$169

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

AXS-ONE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

Revenues and long-lived assets for the Company's United States, United Kingdom, Australia and Southeast Asia, and South Africa operations are as follows:

	Three Months Ended March 31,
Revenues:(1)	2006	2005
United States	$4,936	$5,395
United Kingdom	509	1,188
Australia and Southeast Asia	1,091	907
South Africa	956	568
Total Consolidated	$7,492	$8,058

(1)	Revenues are attributed to geographic area based on location of sales office.

	March 31, 2006	December 31, 2005
Long-Lived Assets:
United States	$980	$1,184
United Kingdom	73	75
Australia and Southeast Asia	142	151
South Africa	33	23
Total Consolidated	$1,228	$1,433

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Consolidated Interim Financial Statements and Notes thereto and is qualified in its entirety by reference thereto.

This Report contains statements of a forward-looking nature within the meaning of the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, relating to future events or the future financial performance of AXS-One. Investors are cautioned that such statements are only predictions and that actual events or results may differ materially. In evaluating such statements, investors should specifically consider the various factors identified in this Report which could cause actual results to differ materially from those indicated by such forward-looking statements, in addition to the matters set forth in ‘‘Risk Factors’’ in our 2005 Annual Report on Form 10-K.

Executive Overview

We are a leading provider of Records Compliance Management and Financial Management software solutions designed to reduce the inherent risks associated with retaining and managing corporate records as well as to efficiently manage complex business processes. We have implemented high-volume, interoperable, scalable and secure business solutions for Global 2000 companies. Our Web Services-based technology has been critically acclaimed as best of class. Our Records Compliance Management software delivers an integrated solution that enables organizations to manage growing volumes of disparate electronic records, including e-mail and instant messages, images, voice, office documents, ERP-generated data such as SAP and electronic print reports. All records are archived and managed according to corporate records policies from initial capture and indexing through archival, search and ultimate destruction. These products have been developed and optimized to address global issues of regulatory compliance, corporate governance, supervision and privacy as they relate to the retention and disposition of electronic records, as well as to significantly reduce infrastructure costs (primarily storage and associated management costs). Patent-pending search technology enables organizations to respond quickly and accurately to the growing pressures of e-discovery and litigation support. See ‘‘Item 1. Business’’ in our 2005 Annual Report on Form 10-K.

Our revenues are derived mainly from license fees from software license agreements entered into with our customers, including through resellers, for both our products and, to a lesser degree, third party products resold by us and services revenues from software maintenance agreements, training, consulting services including installation and custom programming. We also derive a small amount of revenue (less than 3% and 1% of total revenues for the first three months of 2006 and 2005, respectively) from hosting arrangements.

We are based in Rutherford, New Jersey with approximately 224 full-time employees, as of March 31, 2006, in offices worldwide, including Asia, Australia, South Africa, the United Kingdom and the United States. Our foreign offices generated approximately 34.1% and 36.7% of our total revenues for the three months ended March 31, 2006 and 2005, respectively. We expect that such revenues will continue to represent a significant percentage of our total revenues in the future. Most of our international license fees and services revenues are denominated in foreign currencies. Fluctuations in the value of foreign currencies relative to the US dollar in the future could result in fluctuations in our revenue.

We have a 49% ownership in a joint venture in our South African operation, AXS-One African Solutions (Pty) Ltd (‘‘African Solutions’’). African Solutions sells and services our suite of products. We use the equity method of accounting for our investment whereby the investment, including loans to the joint venture, is stated at cost plus or minus our equity in undistributed earnings or losses.

We encounter competition for all of our products in all markets and compete primarily based on the quality of our products, our price, our customer service and our time to implement. The timing of the release of new products is also important to our ability to generate sales. During the second half of 2003, we launched our Records Compliance Management solution for e-mail and instant messaging archival, supervision, and legal discovery in response to new regulatory requirements for financial institutions in the United States as well as to address the need to reduce costs in the email management area. During 2005, AXS-One announced further significant development on the AXS-One Records Compliance Platform, focusing primarily on performance-based enhancements. Version 3.5, featuring Rapid-AXS, was launched in May 2005, and introduced patent-pending search functionality. Rapid-AXS takes advantage of grid computing architecture and leverages commodity hardware to deliver what AXS-One believes to be an unmatched price-performance ratio. Version 3.5 also introduced a Search Wizard, reducing the potential complexity of searches for non-IT staff and ensuring error-proof search capabilities for legal discovery. Finally in 2005 AXS-One announced AXS-Link for Desktop, a desktop archiving product available both as an integrated component of the AXS-One Compliance Platform, as well as a stand-alone solution. Our Records Compliance Management software, including this new solution, accounted for approximately 74% of our total license fee revenues for the year ended December 31, 2005.

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

We have experienced, and may in the future experience, significant fluctuations in our quarterly and annual revenues, results of operations and cash flows. We believe that domestic and international operating results and cash flows will continue to fluctuate significantly in the future as a result of a variety of factors. For a description of these factors that may affect our operating results, see ‘‘Risk Factors’’ in our 2005 Annual Report on Form 10-K.

Results of Operations

The following table sets forth for the periods indicated, certain operating data, and data as a percentage of total revenues:

	Three Months Ended March 31, 2006		Three Months Ended March 31, 2005
(in thousands)	As Reported	Data as a percent of revenue	As Reported	Data as a percent of revenue
	(Unaudited)		(Unaudited)
Revenues:
License fees	$965	12.9%	$1,022	12.7%
Services	6,488	86.6	7,016	87.1
Other-related parties	39	0.5	20	0.2
Total revenues	7,492	100.0	8,058	100.0
Operating expenses:
Cost of license fees	443	5.9	364	4.5
Cost of services	3,435	45.8	4,659	57.8
Sales and marketing	2,819	37.6	2,588	32.1
Research and development	2,226	29.7	2,101	26.1
General and administrative	1,262	16.9	1,348	16.7
Total operating expenses	10,185	135.9	11,060	137.2
Operating loss	(2,693)	(35.9)	(3,002)	(37.2)
Other expense:
Equity in losses of joint venture	(27)	(0.4)	(24)	(0.3)
Other expense, net	(26)	(0.3)	(143)	(1.8)
Other expense, net	(53)	(0.7)	(167)	(2.1)
Net loss before taxes	(2,746)	(36.6)	(3,169)	(39.3)
Income tax benefit	—	—	—	—
Net loss	$(2,746)	(36.6)%	$(3,169)	(39.3)%

Comparison of Three Months Ended March 31, 2006 to 2005

Revenues

Total revenues decreased $0.6 million or 7.0% for the three months ended March 31, 2006 as compared to the corresponding prior year period due to a $0.1 million or 5.6% decrease in license fees and a $0.5 million or 7.5% decrease in services revenues.

No one customer represented more than 10% of our total revenues for the three months ended March 31, 2006. Total revenues for the three months ended March 31, 2005 included approximately $0.9 million or 11.3% of total revenues from one customer.

The following table sets forth, for the periods indicated, each major category of our services revenues as a percent of total services revenues:

	Three Months Ended March 31,
(dollars in thousands)	2006		2005
	Amount	% of Total	Amount	% of Total
Maintenance	$4,084	62.9%	$4,129	58.8%
Consulting	2,203	34.0%	2,783	39.7%
Subscription revenue	201	3.1%	104	1.5%
Total services revenue	$6,488	100.0%	$7,016	100.0%

The decrease in services revenues is mainly a result of decreases of $0.7 million in consulting revenue from our enterprise financials product line, offset partially by an increase of $0.2 million in subscription revenue from our E-delivery travel service in Europe.

The increase in Other-Related Party revenues resulted from increased use of consultants from African Solutions.

Operating Expenses

Cost of license fees consist primarily of amortization of capitalized software development costs and amounts paid to third parties with respect to products we resell in conjunction with the licensing of our products. The elements can vary substantially from period to period as a percentage of license fees. Cost of license fees increased $0.1 million or 21.7% for the three months ended March 31, 2006, as compared to the corresponding prior year period mainly as a result of an increase in fixed royalty fees for third party software used in conjunction with our software (which includes both embedded software and separately sold software).

Cost of services consists primarily of personnel and third party costs for product quality assurance, training, installation, consulting and customer support. Cost of services decreased $1.2 million or 26.3% for the three months ended March 31, 2006, as compared to the corresponding prior year period. The decrease for the three-month period was mainly due to decreases of $0.9 million in personnel related expenses resulting from lower headcount and $0.3 million in third party services expenses, each primarily in the UK and US operations.

Sales and marketing expenses consist primarily of salaries, commissions and bonuses related to sales and marketing personnel, as well as travel and promotional expenses. Sales and marketing expenses increased $0.2 million or 8.9% for the three months ended March 31, 2006, as compared to the corresponding prior year period. The increase is primarily the result of an increase of $0.1 million marketing programs and $0.1 million in employee recruiting expenses.

Research and development expenses consist primarily of personnel costs, costs of equipment, facilities and third party software development costs. Research and development expenses are generally charged to operations as incurred. However, certain software development costs are capitalized in accordance with Statement of Financial Accounting Standards No. 86 (‘‘SFAS 86’’). Such capitalized software development costs are generally amortized to cost of license fees on a straight-line basis over periods not exceeding three years. There was no significant cost capitalized over the periods ended March 31, 2006 and 2005.

Research and development expenses (net of capitalized software development costs) increased $0.1 million or 5.9% for the three months ended March 31, 2006, as compared to the comparable prior year period. The increase is primarily the result an increase in the use and cost of third party consultants.

General and administrative expenses consist primarily of salaries for administrative, executive and financial personnel, and outside professional fees. General and administrative expenses decreased $0.1 million or 6.4% for the three months ended March 31, 2006 as compared to the corresponding prior year period. The decrease for the three months is primarily as a result of decreases in personnel related expenses, professional services, insurance and bad debt reserves totaling $0.1 million.

Operating Loss

Operating loss decreased $0.3 million for the three months ended March 31, 2006 as compared to the corresponding prior year period due mainly to a decrease of $0.9 million in operating expenses offset somewhat by a decrease in total revenue of $0.6 million.

Other Expense, Net

Other income (expense), net improved $0.1 million for the three months ended March 31, 2006, as compared to the same period in 2005. The improvement is principally related to foreign currency exchange rate fluctuations.

Liquidity and Capital Resources

On June 21, 2005 and September 21, 2005 we completed a private placement of shares of common stock that resulted in the receipt of net proceeds of approximately $5.8 million and $0.6 million, respectively. (See Note 6 to the Consolidated Interim Financial Statements).

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

Borrowings under the revolving line of credit, per the Amended Agreement, bear interest at prime rate plus one and one half percent (1.5%). Should, however, the Company fail to meet certain of the financial covenants set forth in the Amended Agreement, the interest rate will increase to the prime rate plus two and one half percent (2.5%). The Agreement provided for a non-refundable commitment fee of $30 per year and an unused revolving line facility fee of.25% per annum. The Amended Agreement increased the second year commitment fee to $40 and the unused line fee to 0.375% per annum. The Amended Agreement includes a warrant waiver fee of $20 and upon the occurrence of certain events, minimum monthly interest of $8 and an additional $20 warrant waiver fee. The Agreement is secured by substantially all domestic assets of the Company. The maturity date of the loan is August 9, 2006. As described in greater detail in the Loan Agreement, the loan is subject to acceleration upon breach of: (i) a covenant tested monthly regarding the ratio of unrestricted cash and net billed accounts receivable to current liabilities minus deferred revenue, which is to be no less than 1.35 to 1.0 (‘‘adjusted quick ratio covenant’’) (ii) a covenant tested quarterly regarding the Company's EBITDAS (earnings before interest expense (excluding interest income), taxes, depreciation, amortization and stock compensation expense in accordance with GAAP), and (iii) other customary non-financial covenants. There is also a monthly transition event covenant which requires the Company to maintain an adjusted quick ratio covenant greater than or equal to 1.60 to 1.0.

As of March 31, 2006, there were no amounts outstanding under the Amended Agreement and availability under the Amended Agreement was $2.1 million, based on the lesser of $4.0 million or

80% of eligible accounts receivable. On March 14, 2006, the Company and the Bank agreed to extend the loan to February 15, 2007. All other terms of the loan remain the same.

As of March 31, 2006, the Company was in compliance with the monthly adjusted quick ratio covenant of 1.35 to 1.0 and the transition event covenant, but was not in compliance with the quarterly EBITDAS covenant, which requires the Company to achieve EBITDAS of the lesser of one dollar better than the immediate preceding quarter EBITDAS or one dollar. On May 11, 2006, the bank granted a waiver on the quarterly EBITDAS covenant. The EBITDAS covenant waiver was for the quarter ended March 31, 2006 date only.

Our operating activities provided cash of $4.0 million for the three months ended March 31, 2006 and used cash of $2.6 million for the three months ended March 31, 2005. Net cash provided by operating activities during the three months ended March 31, 2006 is primarily the result of an increase in deferred revenue, a decrease in accounts receivable and non-cash depreciation and amortization, offset partially by the net loss, a decrease in accounts payable and accrued expenses and an increase in prepaid expenses and other current assets. The increase in deferred revenue is mainly the result of a three year pre-paid maintenance agreement with one large customer. The decrease in accounts receivable in 2006, mainly in US operations, resulting from better collections from customers in 2006 compared to 2005. The decrease in accounts payable and accrued expenses in 2005 is mainly due to timing of payments and lower bonus accruals.

Our investing activities used cash of $0.1 million and $47 thousand for the three months ended March 31, 2006 and 2005, respectively. The use of cash for 2006 was primarily for the purchase of computer equipment for the Company’s internal operations. The use of cash for 2005 was primarily for capitalized software development costs and for the purchase of computer equipment.

Cash provided by financing activities was $29 thousand and $0.9 million for the three months ended March 31, 2006 and 2005, respectively. For the three months ended March 31, 2006, cash was provided by the exercise of stock options during the period offset by debt issuance cost. For the three months ended March 31, 2005, cash was provided by the exercise of stock options during the period.

We have no significant capital commitments. Planned capital expenditures for the year 2006 are expected to be less than $0.5 million, including any software development costs that may qualify for capitalization under SFAS 86. Our aggregate minimum operating lease payments for 2006 will be approximately $1.9 million. We have no remaining aggregate minimum royalties payable to third party software providers in accordance with 2006 agreements for third party software used in conjunction with our software. Future commitments to third party software providers are as follows:

(in thousands)
Year	Amount
2006	$—
2007	150
2008	75
2009	75
Total	$300

We generated a net loss of $2.7 million for the three months ended March 31, 2006 and $9.0 million and $5.2 million for the years ended December 31, 2005 and 2004, respectively. We experienced a decline in revenue as our business shifted to focus more heavily on the records compliance management business. Management’s initiatives over the last two years, including the restructurings in June 2005 and 2004, the private placements of common stock in April 2004 and June 2005 and 10% salary cuts of executive management for most of the second half of 2005, have been designed to improve operating results and liquidity and better position AXS-One to compete under current market conditions. As a result of these efforts, we expect that our current cash balance, availability of borrowing capacity under our bank line of credit, and operating cash flow should be sufficient to meet the short-term requirements of the business. However, we may in the future be required to seek new sources of financing or future accommodations from our existing lender or other financial institutions, or we may seek equity infusions from private investors. We may also be required to further reduce operating costs in order to meet our obligations. Our ability to fund our operations beyond 2006 is heavily dependent on the growth of our revenues over current levels to achieve profitable operations. Additionally, there is a risk that cash held by our foreign subsidiaries may not be readily available for use in our U.S. operations to pay our obligations as the transfer of funds is sometimes delayed due to various foreign government restrictions. No assurance can be given that management’s initiatives will be successful or that any such additional sources of financing, lender accommodations or equity infusions will be available.

Segment Information

Enterprise Solutions

For the three months ended March 31, 2006, license fee revenues were $0.6 million compared to $0.5 million for the comparable prior year period. License fees have remained fairly consistent, as we have continued to license new software modules and additional users for previously licensed modules to our existing customers. Service revenues for the three months ended March 31, 2006 were $4.6 million compared to $5.1 million for the comparable prior year period. Enterprise Solutions had operating income of $2.7 million for the three months ended March 31, 2006 as compared to $1.9 million for the comparable prior year period. Operating income increased primarily as a result of reductions of expenses in all areas relative to this operating segment as the Company’s focus has shifted to the development of Records Compliance Platform Solutions. We continue to maintain a qualified staff to develop, enhance, support and maintain our financial modules for our customer base.

Records Compliance Platform Solutions

Records Compliance Platform Solutions had license fee revenues of $0.4 million for the three months ended March 31, 2006, compared to $0.5 million for the comparable prior year period. The services revenues for the three months ended months ended March 31, 2006 were $1.9 million compared to $2.0 million for the comparable prior year period. The Company’s service revenues are generally driven by new license orders. Records Compliance Platform Solutions generated an operating loss for the three months ended March 31, 2006 of $3.6 million as compared to an operating loss of $3.0 million for the comparable prior year period. The operating losses are the result of increased expenses in all areas to develop, market and support the growth of this operating segment. A reconciliation of segment operating income to consolidated operating income is provided in Note 4 of the Consolidated Interim Financial Statements provided herein.

Critical Accounting Policies

Our critical accounting policies are as follows:

•	Revenue recognition and

•	Capitalized software development costs.

Revenue Recognition

We derive our revenue primarily from two sources:    (i) software licenses and (ii) services and support revenue, which includes software maintenance, subscription services, training, consulting and custom programming revenue. We also derive a limited amount of consulting revenue and directors’ fees from the related party joint venture in South Africa (less than 1% of total revenue in 2005). As described below, significant management judgments and estimates must be made and used in connection with the revenue recognized in any accounting period. Material differences may result in the amount and timing of our revenue for any period if our management made different judgments or utilized different estimates.

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

We recognize revenue in accordance with Statement of Position 97-2, ‘‘Software Revenue Recognition’’ (‘‘SOP 97-2’’), and Statement of Position 98-9, ‘‘Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions.’’ Revenue from non-cancelable software licenses is recognized when the license agreement has been signed, delivery has occurred, the fee is fixed or determinable and collectibility is probable. The Company recognizes revenue from resellers when an end user has placed an order with the reseller and the above revenue recognition criteria have been met with respect to the reseller. In multiple element arrangements, we defer revenue based on the vendor-specific objective evidence (‘‘VSOE’’) of fair value for the undelivered elements and recognize revenue on the delivered elements using the residual method. The most commonly deferred elements are initial maintenance and consulting services. Initial maintenance is recognized on a straight-line basis over the initial maintenance term. The VSOE of fair value for maintenance is determined by using a consistent percentage of maintenance fees to discounted license fee based on renewal rates. Maintenance fees in subsequent years are recognized on a straight-line basis over the life of the applicable agreement. Maintenance contracts entitle the customer to hot-line support and all unspecified product upgrades released during the term of the maintenance contract. Upgrades include any and all unspecified patches or releases related to a licensed software product. Maintenance does not include implementation services to install these upgrades. The VSOE of services is determined by using an average consulting rate per hour for consulting services sold separately multiplied by the estimate of hours required to complete the consulting engagement.

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

The majority of our training and consulting services are billed based on hourly rates. We generally recognize revenue as these services are performed. However, when we enter into an arrangement that is based on a fixed fee, revenue is recognized using the percentage of completion method of accounting. When the Company enters into an arrangement that requires it to perform significant work either to alter the underlying software or to build additional complex interfaces so that the software performs as the customer requests, the Company recognizes the license revenue and service revenue using the percentage of completion method of accounting. This would apply to our custom programming services, which are generally contracted on a fixed fee basis. Anticipated losses, if any, are charged to operations in the period such losses are determined to be probable.

Revenues from transaction fees associated with our subscription arrangements, billable on a per transaction basis and included in services revenue on the Consolidated Statements of Operations, are recognized based on the actual number of transactions processed during the period.

Revenues from joint ventures (included in Revenues: Other-Related Parties in our Consolidated Statements of Operations) includes consulting revenue for the joint ventures’ use of our South African subsidiary’s consultants in accordance with the joint venture agreement. Revenue is recognized upon performance of the services.

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

Capitalized Software Development Costs

Our policy is to capitalize certain software development costs in accordance with Statement of Financial Accounting Standards No. 86, ‘‘Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed’’ (‘‘SFAS 86’’). Under SFAS 86, costs incurred to develop or significantly enhance computer software products are charged to research and development expense as incurred until technological feasibility has been established. We establish technological feasibility upon completion of a working model or completion of a detailed program design. Generally costs related to projects that reach technological feasibility upon completion of a working model are not capitalized as the time period between establishment of the working model and general availability is of short duration. For projects that meet technological feasibility upon completion of a detailed program design, all research and development costs for that project are capitalized from that point until the product is available for general release to customers. The nature of our current development for RCM products is generally such that we can measure technological feasibility most effectively using the working model method where the time between establishment of a working model and general availability is of short duration which results in very little or no costs that qualify for capitalization. We historically used a detailed program design model to measure technological feasibility for our enterprise financial products. This shift in development of our product lines will result in lower capitalized costs in the future. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs require considerable judgment by management with respect to certain external factors, including, but not limited to, anticipated future revenues, estimated economic life and changes in technology. It is reasonably possible that estimates of anticipated future revenues, the remaining estimated economic life of the products, or both will be reduced in the future due to competitive pressures. As a result, the carrying amount of the capitalized software costs may be reduced through a charge to operations in the near term. Upon the general release of the software product to customers, capitalization ceases and such costs are amortized (using the straight-line method) over the estimated life, which is generally three years

Recently Issued Accounting Standards

Historically, the Company accounted for stock-based compensation under the recognition and measurement principles of Accounting Principles Board Opinion (‘‘APB’’) No. 25, ‘‘Accounting for Stock Issued to Employees’’ (‘‘APB 25’’), and related interpretations, and disclosure only provisions of Statement of Accounting Standards SFAS 123 ‘‘Accounting For Stock-Based Compensation’’. Under this pronouncement, no compensation expense related to stock option plans was reflected in the Company's Consolidated Statements of Operations as all options had an exercise price equal to the market value of the underlying common stock on the date of grant. Compensation cost for non-vested stock was recorded based on its market value on the date of grant and was included in the Company's Consolidated Statements of Operations ratably over the vesting period. Upon the grant of non-vested stock, unearned stock compensation was recorded as an offset to additional paid-in capital and was amortized on a straight-line basis as compensation expense over the vesting period. On January 1, 2006, the start of the first quarter of fiscal 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123R (revised 2004), ‘‘Share-Based Payment’’ (‘‘SFAS 123R’’) which requires that the costs resulting from all share-based payment transactions be recognized in the financial statements at their fair values. The Company adopted SFAS 123R using the modified prospective application method under which the provisions of SFAS 123R apply to new awards granted after the adoption date and to awards modified, repurchased, or cancelled after the adoption date. Additionally, compensation cost for the portion of the awards for which the requisite service has not been rendered that are outstanding as of the adoption date is recognized in the Consolidated Statement of Operations over the remaining service period after the adoption date based on the award's original estimate of fair value. In connection with the adoption of SFAS 123R, the unearned stock compensation at December 31, 2005 of $177 relating to previous grants of non-vested stock were offset against additional paid-in capital during the first quarter of fiscal 2006. Results for prior periods have not been restated. Total share-based compensation expense recorded in the Consolidated Statement of Operations for the three months ended March 31, 2006 is $61. As a result of adopting SFAS 123R on January 1, 2006, the Company's loss before income taxes and net income for the three months ended March 31, 2006 are $52 lower than if it had continued to account for share-based compensation under APB No. 25. Basic and diluted earnings per share for the three months ended March 31, 2006 did not change as a result of the Company adopting SFAS 123R. On October 26, 2005, the Board of Directors of the Company approved the acceleration of vesting of all unvested ‘‘out-of-the money’’ stock options previously awarded to current employees and directors under the Company’s stock option plans. The accelerated options had exercise prices ranging from $2.15 to $6.25 with a weighted average exercise price of $2.99. Options to purchase approximately 2,200 shares became exercisable immediately as a result of the vesting acceleration. To avoid any unintended personal benefits, the Company also imposed a holding period on the shares underlying the accelerated options in the form of a Resale Restriction Agreement. This agreement requires all optionees to refrain from selling any shares acquired upon the exercise of the accelerated options until the earlier of the date such shares would have vested under the options’ original vesting terms or the date of the employee’s or director’s termination from the Company. As a result of this acceleration, the Company reduced the stock compensation expense it otherwise would have been required to record beginning in January 2006 upon adoption of SFAS 123R by approximately $4,100 over approximately 2.5 years. In making the decision to accelerate these options, the Board of Directors considered the interests of the Company’s stockholders, as this acceleration will reduce compensation expense in future periods.

On December 16, 2004, the FASB issued Statement No. 153, ‘‘Exchanges of Non-monetary Assets,’’ an amendment of APB Opinion No. 29. Statement No. 153 addresses the measurement of exchanges of non-monetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. The Statement is effective for non-monetary asset exchanges occurring in fiscal years beginning after June 15, 2005. The adoption of Statement No. 153 has not had a material effect on our consolidated financial position, results of operations or cash flows.

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

See our 2005 Annual Report on Form 10K for a detailed discussion of risk factors.

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

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of March 31, 2006. Based upon the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of March 31, 2006.

Internal controls over financial reporting

There have been no changes in the Company's internal control over financial reporting during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II OTHER INFORMATION

Item 6.	Exhibits

Exhibit 10.1	Form of Restricted Stock Agreement for grants pursuant to 1998 Stock Option Plan
Exhibit 10.2	Form of Restricted Stock Agreement for grants pursuant to 2005 Stock Incentive Plan
Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certifications – William P. Lyons
Exhibit 31.2	Rule 13a-14(a)/15d-14(a) Certifications – Joseph Dwyer
Exhibit 32	Officer Certifications under 18 USC 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AXS-ONE INC.
Date: May 11, 2006	By:	/s/ William P. Lyons
William P. Lyons Chief Executive Officer and Chairman of the Board
	By:	/s/ Joseph Dwyer
Joseph Dwyer Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)