Form 10-Q
period 2006-06-30
AXS ONE INC
filed 2006-08-09
CIK 947427

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006	Commission File Number 1-13591

AXS-ONE INC.
(Exact name of registrant as specified in its charter)

Delaware	13-2966911
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
301 Route 17 North Rutherford, New Jersey	07070
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES        NO
Number of shares outstanding of the issuer’s common stock as of August 2, 2006

Class	Number of Shares Outstanding
Common Stock, par value $0.01 per share	34,963,127

AXS-ONE INC.

PART I.    FINANCIAL INFORMATION

Item 1.	Financial Statements

AXS-ONE INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands. except per share data)

	June 30, 2006	December 31, 2005
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$3,341	$3,613
Restricted cash	44	57
Accounts receivable, net of allowance for doubtful accounts of $195 and $167 at June 30, 2006 and December 31, 2005, respectively	4,300	5,153
Prepaid expenses and other current assets	914	718
Total current assets	8,599	9,541
Equipment and leasehold improvements, at cost:
Computer and office equipment	2,563	10,967
Furniture and fixtures	846	924
Leasehold improvements	906	865
	4,315	12,756
Less — accumulated depreciation and amortization	3,873	12,361
	442	395
Capitalized software development costs, net of accumulated amortization
of $11,809 and $11,432 at June 30, 2006 and December 31, 2005, respectively	661	1,038
Other assets	97	92
	$9,799	$11,066
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$1,487	$1,576
Accrued expenses	3,684	3,267
Due to joint venture.	—	52
Deferred revenue	9,503	8,224
Total current liabilities	14,674	13,119
Long-term liabilities:
Long-term deferred revenue	2,213	63
Commitments and contingencies
Stockholders' deficit:
Preferred stock, $.01 par value, authorized 5,000 shares, no shares issued and outstanding	—	—
Common stock, $.01 par value, authorized 50,000 shares; 34,956 and 34,316 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	350	343
Additional paid-in capital	88,084	87,884
Accumulated deficit	(95,897)	(90,663)
Accumulated other comprehensive income	375	497
Unamortized stock compensation	—	(177)
Total stockholders' deficit	(7,088)	(2,116)
	$9,799	$11,066

The accompanying notes are an integral part of these consolidated financial statements.

AXS-ONE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenues:
License fees	$952	$518	$1,917	$1,540
Services	7,006	6,944	13,494	13,960
Other-related parties	25	17	64	37
Total revenues	7,983	7,479	15,475	15,537
Operating expenses:
Cost of license fees	456	406	899	770
Cost of services	3,922	4,383	7,357	9,042
Sales and marketing	2,481	2,523	5,300	5,111
Research and development	2,195	2,034	4,421	4,135
General and administrative	1,485	1,437	2,747	2,785
Restructuring costs and other costs	—	863	—	863
Total operating expenses	10,539	11,646	20,724	22,706
Operating loss	(2,556)	(4,167)	(5,249)	(7,169)
Other income (expense):
Interest income	55	28	139	58
Interest expense	(29)	(1)	(56)	(1)
Equity in losses of joint ventures	(43)	(3)	(70)	(27)
Other income (expense), net	85	(241)	2	(414)
Total other income (expense), net	68	(217)	15	(384)
Loss before income taxes	(2,488)	(4,384)	(5,234)	(7,553)
Income tax benefit	—	25	—	25
Net loss	$(2,488)	$(4,359)	$(5,234)	$(7,528)
Basic & diluted net loss per share:	$(0.07)	$(0.15)	$(0.15)	$(0.26)
Weighted average basic & diluted common shares outstanding	34,354	30,016	34,301	29,300

The accompanying notes are an integral part of these consolidated financial statements.

AXS-ONE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net loss	$(2,488)	$(4,359)	$(5,234)	$(7,528)
Foreign currency translation adjustment	(194)	237	(122)	333
Comprehensive loss	$(2,682)	$(4,122)	$(5,356)	$(7,195)

The accompanying notes are an integral part of these consolidated financial statements.

AXS-ONE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(5,234)	$(7,528)
Adjustments to reconcile net loss to net cash flows used in operating activities
Depreciation and amortization	504	591
Net provision for doubtful accounts	28	5
Equity in losses of joint venture	70	27
Loss on disposal of assets	31	—
Stock option compensation expense	107	—
Restricted stock compensation expense	55	19
Changes in current assets and liabilities
Accounts receivable	975	2,780
Due to joint venture	(122)	(102)
Prepaid expenses and other current assets	(205)	475
Change in other assets	43	87
Accounts payable and accrued expenses	242	(202)
Deferred revenue	3,412	(744)
Net cash flows used in operating activities	(94)	(4,592)
Cash flows from investing activities:
Restricted cash	13	5
Capitalized software development costs	—	(18)
Cash paid for acquisition of remaining interest in joint venture, net of cash acquired	(141)	—
Purchase of equipment and leasehold improvements	(200)	(115)
Net cash flows used in investing activities	(328)	(128)
Cash flows from financing activities:
Proceeds from exercise of stock options and warrants	222	924
Net proceeds from the sale of common stock	—	5,775
Debt issuance costs	(31)	—
Net cash flows provided by financing activities	191	6,699
Foreign currency exchange rate effects on cash and cash equivalents	(41)	234
Net (decrease) increase in cash and cash equivalents	(272)	2,213
Cash and cash equivalents, beginning of period	3,613	4,809
Cash and cash equivalents, end of period	$3,341	$7,022
Supplemental disclosures of cash flow information:
Cash paid during the period for –
Interest	$51	$—
Income taxes	$—	$—

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

Until May 31, 2006, the Company had a 49% ownership in a joint venture in its South African operation, AXS-One African Solutions (Pty) Ltd (‘‘African Solutions’’). The joint venture was considered to be a variable interest entity as defined in FASB Interpretation No. 46R, ‘‘Consolidation of Variable Interest Entities’’ (FIN 46R). However, the Company had determined that it was not the primary beneficiary. Accordingly, until May 31, 2006, the Company used the equity method of accounting for the joint venture whereby investments, including loans to the joint venture, were stated at cost plus or minus the Company’s equity in undistributed earnings or losses. On May 31, 2006, the Company purchased the remaining 51% of African Solutions from African Legends Technology for $161 less cash acquired of $20, to make it a wholly owned subsidiary. The Company applied purchase accounting to record the transaction. The purchase price was less than the fair value of assets acquired and therefore the Company wrote-down the value of all long-term assets to zero and recorded a gain of $37. As of June 1, 2006, 100% of the results of African Solutions are included in the consolidated results of the Company.

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

The results of operations for the three and six months ended June 30, 2006 are not necessarily indicative of results to be expected for the full year 2006 or any future periods.

We generated a net loss of $5.2 million for the six months ended June 30, 2006 and $9.0 million and $5.2 million for the years ended December 31, 2005 and 2004, respectively. We experienced a decline in revenue as our business shifted to focus more heavily on the records compliance management business.

AXS-ONE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

Management’s initiatives over the last two years, including the restructurings in June 2005 and 2004, the private placements of common stock in April 2004 and June 2005 and 10% salary cuts of executive management for most of the second half of 2005, have been designed to improve operating results and liquidity and better position AXS-One to compete under current market conditions. As a result of these efforts, we expect that our current cash balance, availability of borrowing capacity under our bank line of credit, and operating cash flow should be sufficient to meet the short-term requirements of the business. However, we may in the future be required to seek new sources of financing or future accommodations from our existing lender or other financial institutions, or we may seek equity infusions from private investors or may seek to sell certain Company assets. We may also be required to further reduce operating costs in order to meet our obligations. Our ability to fund our operations is heavily dependent on the growth of our revenues over current levels to achieve profitable operations. If we are unable to achieve profitable operations or secure additional sources of capital, there would be substantial doubt about our ability to fund future operations. Additionally, there is a risk that cash held by our foreign subsidiaries may not be readily available for use in our U.S. operations to pay our obligations as the transfer of funds is sometimes delayed due to various foreign government restrictions. No assurance can be given that management’s initiatives will be successful or that any such additional sources of financing, lender accommodations or equity infusions will be available.

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

In multiple element arrangements, the Company defers revenue based on the vendor-specific objective evidence (‘‘VSOE’’) of fair value of the undelivered elements and recognizes revenue on the delivered elements using the residual method. The most commonly deferred elements are initial maintenance and consulting services. Initial maintenance is recognized on a straight-line basis over the initial maintenance term. The VSOE of fair value for maintenance is determined by using a consistent percentage of maintenance fees to discounted license fee based on renewal rates. Maintenance fees in subsequent years are recognized on a straight-line basis over the life of the applicable agreement. Maintenance contracts entitle the customer to hot-line support and all unspecified product upgrades released during the term of the maintenance contract. Upgrades include any and all unspecified patches or releases related to a licensed software product. Maintenance does not include implementation services to install these upgrades. The VSOE of fair value of services is determined by using an average consulting rate per hour for consulting services sold separately multiplied by the estimate of hours required to complete the consulting engagement.

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

Prior to the purchase of the remaining 51% of African Solutions on May 31, 2006, revenues from the joint venture (included in Revenues: Other-Related Parties in the unaudited Consolidated Statements of Operations) included consulting revenue for the joint venture’s use of the Company’s South African subsidiary’s consultants in accordance with the joint venture agreement. Revenue was recognized upon performance of the services.

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

In accordance with EITF Issue No. 01-14, ‘‘Income Statement Characterization of Reimbursement Received for ‘Out of Pocket’ Expenses Incurred,’’ reimbursements received for out-of-pocket expenses incurred are classified as services revenue and the related expense recorded in cost of services in the unaudited Consolidated Statements of Operations.

(c)    Variable Interest Entity

The Company adopted FIN 46R as required on March 31, 2004. The Company had a 49% owned joint venture, African Solutions (Pty) Ltd (‘‘African Solutions’’), that was considered to be a variable interest entity as defined in FIN 46R. However, the Company determined that the majority owner at the time, African Legends Technology, absorbed the majority of the expected losses and therefore, African Legends Technology, was the primary beneficiary. Due to the fact that the Company was not the primary beneficiary of African Solutions, the adoption of FIN 46R did not have an impact on the Company’s consolidated financial position or results of operations.

AXS-ONE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

African Solutions acted as a non-exclusive authorized third party service provider to provide consulting and implementation services, and as a non-exclusive representative in providing marketing and promotional services directly to the end users in regard to, among other things, AXS-One’s software products. African Solutions conducts business throughout the African continent where its target markets are the financial sector and government departments.

On May 31, 2006, the Company purchased the remaining 51% share of African Solutions from African Legends Technology for $161 less cash acquired of $20, to make it a wholly owned subsidiary. The Company applied purchase accounting to record the transaction. The purchase price was less than the fair value of assets acquired and therefore the Company wrote-down the value of all long-term assets to zero and recorded a gain of $37. Results prior to May 31, 2006 were recorded using the equity method of accounting. As of June 1, 2006, 100% of the results of African Solutions are included in the consolidated results of the Company. At the time of the acquisition the investment in the joint venture was $122. Proforma results as if African Solutions has been acquired on January 1, 2006 are not significantly different than the reported 2006 consolidated results.

Presented below is selected financial data for African Solutions for the three and six months ended June 30, 2006 and 2005, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Total revenues	$92	$276	$345	$548
Operating (loss) income	$(87)	$45	$(91)	$50
Net loss	$(106)	$(5)	$(161)	$(54)
Amount of net loss recognized by AXS-One	$(61)	$(2)	$(88)	$(26)

(d)    Stock-Based Compensation

Historically, the Company accounted for stock-based compensation under the recognition and measurement principles of Accounting Principles Board Opinion (‘‘APB’’) No. 25, ‘‘Accounting for Stock Issued to Employees’’ (‘‘APB 25’’), and related interpretations and disclosure provisions of Statement of Accounting Standards SFAS 123 ‘‘Accounting For Stock-Based Compensation’’. Under this pronouncement, no compensation expense related to stock option plans was reflected in the Company's Consolidated Statements of Operations as all options had an exercise price equal to the market value of the underlying common stock on the date of grant. Compensation cost for non-vested restricted stock grants was recorded based on its market value on the date of grant and was included in the Company's Consolidated Statements of Operations ratably over the vesting period. Upon the grant of non-vested stock, unearned stock compensation was recorded as an offset to additional paid-in capital and was amortized on a straight-line basis as compensation expense over the vesting period.

On January 1, 2006, the start of the first quarter of fiscal 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123R (revised 2004), ‘‘Share-Based Payment’’ (’’SFAS 123R’’) which requires that the costs resulting from all share-based payment transactions be recognized in the financial statements at their fair values. The Company adopted SFAS 123R using the modified prospective application method under which the provisions of SFAS 123R apply to new awards granted after the adoption date and to awards modified, repurchased, or cancelled after the adoption date. Additionally, compensation cost for the portion of the awards for which the requisite service has not been rendered that are outstanding as of the adoption date is recognized in the Consolidated Statement of Operations over the remaining service period after the adoption date based on the award's original estimate of fair value. In connection with the adoption of SFAS 123R, the unearned stock compensation at December 31, 2005 of $177 relating to previous grants of non-vested stock was offset against additional

AXS-ONE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

paid-in capital during the first quarter of fiscal 2006. Results for prior periods have not been restated. Total share-based compensation expense recorded in the Consolidated Statements of Operations for the three and six months ended June 30, 2006 is $101 and $162, respectively.

As a result of adopting SFAS 123R on January 1, 2006, the Company's loss before income taxes and net loss for the three and six months ended June 30, 2006 are $55 and $107 higher than if it had continued to account for share-based compensation under APB No. 25. Basic and diluted earnings per share for the three and six months ended June 30, 2006 did not change as a result of the Company adopting SFAS 123R.

On November 10, 2005, the FASB issued FASB Staff Position 123(R)-3 (‘‘FSP 123R-3’’), ’’Transition Election Related to Accounting for the Tax Effects of Share-based Payment Awards,’’ that provides an elective alternative transition method of calculating the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS 123R (the ‘‘APIC Pool’’) to the method otherwise required by paragraph 81 of SFAS 123R. The Company may take up to one year from the effective date of this FSP to evaluate its available alternatives and make its one-time election. The Company is currently evaluating the alternative methods; however, neither alternative would have an impact on the Company's results of operations or financial condition for the six months ended June 30, 2006, due to the fact that the Company is currently using prior period net operating losses and has not realized any tax benefits under SFAS 123R. Until and unless the Company elects the transition method described in this FSP, the Company will follow the transition method described in paragraph 81 of SFAS 123R.

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

AXS-ONE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

The following table illustrates the effect on net loss and net loss per common share applicable to common stockholders for the three and six months ended June 30, 2005, as if the Company had applied the fair value recognition provisions for stock-based employee compensation of SFAS 123, as amended:

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net loss as reported	($4,359)	($7,528)
Add: Stock based compensation expense	10	19
Deduct: Total employee stock-based compensation determined under fair value based method for all awards	(451)	(919)
Pro forma net loss	($4,800)	($8,428)
Net loss per common share:
Basic and diluted – as reported	($0.15)	($0.26)
Basic and diluted – pro forma	($0.16)	($0.29)

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

The table below presents the assumptions used to calculate the fair value of options granted during the three and six months ended June 30, 2006 and 2005.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Risk-free interest rate	4.90%	4.22%	4.60%	4.70%
Expected dividend yield	—	—	—	—
Expected lives	5 years	5 years	5 years	5 years
Expected volatility	85%	101%	92%	100%
Forfeiture rate	14.5%	na	14.5%	na
Weighted-average grant date fair value of options granted during the period	$1.42	$1.18	$1.37	$1.91

Stock Option Plans

The Company has three stock incentive plans: the 1995 Stock Option Plan (the 1995 Plan), the 1998 Stock Option Plan (the 1998 Plan), and the 2005 Stock Incentive Plan (the 2005 Plan). Under the 1995 Plan, the Company could grant up to 4,500 shares of common stock. The 1995 Plan has expired and no further options can be issued under this plan. Outstanding options under this plan will continue to vest. Under the 1998 Plan, the Company may grant stock options or stock appreciation rights to purchase an aggregate of up to 5,000 shares of Common Stock. In accordance with a June 2004 amendment, up to 300 shares of the total shares may be used for non-vested stock awards. Under the 2005 Plan, the Company may grant stock options, stock appreciation rights and non-vested stock to purchase an aggregate of up to 1,500 shares of Common Stock. All options granted under the forgoing plans expire ten years from the date of grant (or five years for statutory options granted to 10% stockholders), unless terminated earlier.

AXS-ONE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

Substantially all options vest over a four-year period. For a more detailed description of all stock incentive plans, refer to the Company’s 2005 Annual Report on Form 10-K.

Stock option transactions for the six months ended June 30, 2006 under all plans are as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value as of 6/30/06
Balance, December 31, 2005	6,370	$2.31
Granted	254	$1.91
Exercised	(255)	$0.87
Forfeited	(44)	$1.60
Expired	(495)	$2.53
Balance, June 30, 2006	5,830	$2.34	6.25	$1,601
Vested and Expected to Vest at June 30, 2006	5,647	$2.36	0.17	$1,580
Exercisable at June 30, 2006	4,960	$2.48	5.81	$1,433

The total intrinsic value of stock options exercised during the three and six months ended June 30, 2006 was $325 and $505, respectively, as compared to $258 and $3,425 for the three and six months ended June 30, 2005. As of June 30, 2006, there was approximately $615 of total unrecognized compensation cost related to stock options granted under the plans. That cost is expected to be recognized over a weighted-average period of 1.61 years.

A summary of stock options outstanding and exercisable as of June 30, 2006 follows:

	Options Outstanding			Options Exercisable
Range of exercise prices	Number outstanding	Weighted average remaining life (years)	Weighted average exercise price	Number exercisable	Weighted average exercise price
$0.21 – $0.72	1,211	5.34	$0.54	1,114	$0.54
$0.75 – $1.73	1,186	4.95	$1.36	769	$1.28
$1.75 – $2.24	1,259	7.84	$2.08	918	$2.14
$2.36 – $4.21	1,700	7.31	$3.48	1,684	$3.49
$6.00 – $6.25	474	3.77	$6.02	475	$6.02
	5,830			4,960

Non-Vested Stock

Compensation expense for non-vested stock was historically recorded based on its market value on the date of grant and recognized ratably over the associated service period, the period in which restrictions are removed. Compensation expense for non-vested stock was reported as unamortized stock compensation on the Consolidated Balance Sheets. With the adoption of SFAS 123R, effective January 1, 2006, unamortized stock compensation has been offset against additional paid-in capital where it is reflected on the Consolidated Balance Sheet as of June 30, 2006. During the three and six months ended June 30, 2006 there were 30 and 410, respectively, shares of restricted stock granted. All shares were issued to employees with 4-year vesting. In the year ended December 31, 2005, 120 shares of non-vested stock were granted with a vesting term of five years subject to acceleration in accordance with the grant stipulations. During fiscal 2005, 25 shares issued were forfeited as a result of employee terminations and the corresponding compensation expense and remaining unamortized stock compensation amounts were reversed. During the three and six months ended June 30, 2006, 25 shares were forfeited as a result of employee terminations. As of June 30, 2006, 480 shares are unvested.

AXS-ONE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

The following table summarizes transactions related to non-vested stock for the six months ended June 30, 2006:

	Number of shares	Weighted average price per share
Balance, December 31, 2005	95	$2.16
Granted	410	$2.45
Forfeited	(25)	$2.58
Balance, June 30, 2006	480	$2.39

As of June 30, 2006, there was approximately $716 of total unrecognized compensation cost related to non-vested stock granted under the plans. That cost is expected to be recognized over a weighted-average period of 2.5 years.

As of June 30, 2006, the Company also had warrants to purchase 1,423 shares of common stock outstanding at a weighted average price of $2.83. At December 31, 2005, these warrants were exercisable; therefore, no expense has been recognized during 2006. 516 of these warrants expire in April 2007 and 907 of these warrants expire in June 2008.

Stock options and non-vested stock awards available for grant under all plans were 1,399 at June 30, 2006.

(2)    REVOLVING LINE OF CREDIT

On August 11, 2004, the Company entered into a two-year Loan and Security Agreement (‘‘Agreement’’) which contains a revolving line of credit under which the Company has available the lesser of $4 million or 80% of eligible accounts, as defined.

On January 27, 2005, March 28, 2005 and September 13, 2005, the Company entered into modifications to the Agreement (the ‘‘Amended Agreement’’) in order to revise certain terms of the Agreement including the loan fees, interest on the loan and the financial covenants. The Amended Agreement included a waiver of the Company’s June 30, 2005 financial covenant default under the Second Loan Modification.

Borrowings under the revolving line of credit, per the Amended Agreement, bear interest at prime rate plus one and one half percent (1.5%). Should, however, the Company fail to meet certain of the financial covenants set forth in the Amended Agreement, the interest rate will increase to the prime rate plus two and one half percent (2.5%). The Agreement provided for a non-refundable commitment fee of $30 per year and an unused revolving line facility fee of .25% per annum. The Amended Agreement increased the second year commitment fee to $40 and the unused line fee to 0.375% per annum. The Amended Agreement includes a warrant waiver fee of $20 and upon the occurrence of certain events, minimum monthly interest of $8 and an additional $20 warrant waiver fee. The Agreement is secured by substantially all domestic assets of the Company. The maturity date of the loan was August 9, 2006. As described in greater detail in the Loan Agreement, the loan is subject to acceleration upon breach of: (i) a covenant tested monthly regarding the ratio of unrestricted cash and net billed accounts receivable to current liabilities minus deferred revenue, which is to be no less than 1.35 to 1.0 (‘‘adjusted quick ratio covenant’’), (ii) a covenant tested quarterly regarding the Company's EBITDAS (earnings before interest expense (excluding interest income), taxes, depreciation, amortization and stock compensation expense in accordance with GAAP), and (iii) other customary non-financial covenants. There is also a monthly transition event covenant which requires the Company to maintain an adjusted quick ratio greater than or equal to 1.6 to 1.0.

On March 14, 2006, the Company and the Bank agreed to extend the maturity date of the loan to February 15, 2007. All other terms of the loan remain the same.

AXS-ONE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

As of March 31, 2006, the Company was in compliance with the monthly adjusted quick ratio covenant and the transition event covenant, but was not in compliance with the quarterly EBITDAS covenant, which requires the Company to achieve EBITDAS of the lesser of $1 better than the immediately preceding quarter EBITDAS or $1. On May 11, 2006, the Bank granted a waiver on the EBITDAS covenant as of March 31, 2006. The waiver was for the March 31, 2006 date only.

As of June 30, 2006, there were no amounts outstanding under the Amended Agreement and availability under the Amended Agreement was $1,685 based on the lesser of $4,000 or 80% of eligible accounts receivable. As of June 30, 2006, the Company was in compliance with the quarterly EBITDAS covenant and the monthly adjusted quick ratio covenant, but was not in compliance with the transition event covenant, which requires the Company to maintain an adjusted quick ratio covenant greater than or equal to 1.60 to 1.00. The Company’s adjusted quick ratio covenant on June 30, 2006 was 1.48 to 1.0. The Company is currently in discussions the Bank regarding this issue and expects that it will be moved to the higher interest rate facility.

(3)    BASIC AND DILUTED NET INCOME (LOSS) PER COMMON SHARE

Basic and diluted net income (loss) per common share is presented in accordance with SFAS No. 128, ‘‘Earnings per Share’’ (‘‘SFAS No. 128’’).

Basic net income (loss) per common share is based on the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share for the three and six months ended June 30, 2006 and 2005 does not include the effects of outstanding options to purchase 5,830 and 6,580 shares of common stock, respectively, 480 and 50 shares of non-vested stock, respectively, and outstanding warrants to purchase 1,423 and 1,332 shares of common stock, respectively, as the effect of their inclusion is anti-dilutive for the periods.

The following represents the reconciliation of the shares used in the basic and diluted net loss per common share calculation for the three and six months ended June 30, 2006 and 2005:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Weighted average basic common shares
Outstanding during the periods	34,354	30,016	34,301	29,300
Dilutive effect of stock options and warrants	—	—	—	—
Weighted average diluted common shares outstanding during the periods	34,354	30,016	34,301	29,300

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

	Enterprise Solutions	Records Compliance Platform Solutions	Total
Three Months Ended June 30, 2006
Revenues:
License fees	$96	$856	$952
Services	4,646	2,360	7,006
Total Revenues, excluding related party revenue	4,742	3,216	7,958
Operating income (loss)	2,553	(3,030)	(477)
Total assets	2,385	7,414	9,799
Capital expenditures	16	123	139
Depreciation and amortization	57	180	237
Three Months Ended June 30, 2005
Revenues:
License fees	$256	$262	$518
Services	5,076	1,868	6,944
Total Revenues, excluding related party revenue	5,332	2,130	7,462
Operating income (loss)	1,549	(3,624)	(2,075)
Total assets	10,898	2,179	13,077
Capital expenditures	53	6	59
Depreciation and amortization	202	116	318

AXS-ONE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

	Enterprise Solutions	Records Compliance Platform Solutions	Total
Six Months Ended June 30, 2006
Revenues:
License fees	$657	$1,260	$1,917
Services	9,227	4,267	13,494
Total Revenues, excluding related party revenue	9,884	5,527	15,411
Operating income (loss).	5,245	(6,625)	(1,380)
Total assets	2,385	7,414	9,799
Capital expenditures	23	177	200
Depreciation and amortization	223	281	504
Six Months Ended June 30, 2005
Revenues:
License fees	$750	$790	$1,540
Services	10,141	3,819	13,960
Total Revenues, excluding related party revenue	10,891	4,609	15,500
Operating income (loss)	3,420	(6,609)	(3,189)
Total assets	10,898	2,179	13,077
Capital expenditures	103	12	115
Depreciation and amortization	377	214	591

Reconciliation of total segment operating income (loss) to consolidated operating income (loss):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Operating loss from reportable segments	$(477)	$(2,075)	$(1,380)	$(3,189)
Unallocated revenue, other – related parties	25	17	64	37
Unallocated general and administrative expense	(1,485)	(1,437)	(2,747)	(2,785)
Other corporate unallocated expenses	(619)	(672)	(1,186)	(1,232)
Total consolidated operating loss	$(2,556)	$(4,167)	$(5,249)	$(7,169)

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

On September 20, 2005, the shareholders approved the above sale of the Company’s common stock and warrants to members of the Company’s management and Board members. On September 21, 2005, the closing date, the Company received net proceeds of $587, issued 453 shares of common stock and warrants to purchase 45 shares of common stock at $1.90 per share and 45 shares of common stock at $2.15 per share.

(7)    RESTRUCTURING AND OTHER COSTS

On June 30, 2005 the Company eliminated 22 positions in the United States and 6 positions in its foreign operations in order to further streamline the organization. The Company recorded a charge to operations in the second quarter of 2005 totaling approximately $863 related to involuntary termination benefits to be paid to the terminated employees. The remaining restructuring liability is recorded as accrued expenses on the June 30, 2006 balance sheet and will be paid in its entirety during 2006. The 2006 activity related to the restructuring is as follows:

2006
Restructuring liability at January 1	$319
Involuntary termination costs	—
Cash payments in 2006	(206)
Restructuring liability at June 30	$113

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

Revenues and long-lived assets for the Company's United States, United Kingdom, Australia and Southeast Asia, and South Africa operations are as follows:

	Three Months Ended June 30, 2006		Six Months Ended June 30, 2006
Revenues: (1)	2006	2005	2006	2005
United States	$5,072	$5,238	$10,008	$10,633
United Kingdom	653	536	1,162	1,724
Australia and Southeast Asia	1,118	934	2,209	1,841
South Africa	1,140	771	2,096	1,339
Total Consolidated	$7,983	$7,479	$15,475	$15,537

(1) Revenues are attributed to geographic area based on location of sales office.

	June 30, 2006	December 31, 2005
Long-Lived Assets:
United States	$825	$1,184
United Kingdom	71	75
Australia and Southeast Asia	183	151
South Africa	24	23
Total Consolidated	$1,103	$1,433

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Consolidated Interim Financial Statements and Notes thereto and is qualified in its entirety by reference thereto.

This Report contains statements of a forward-looking nature within the meaning of the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, relating to future events or the future financial performance of AXS-One. Investors are cautioned that actual events or results may differ materially. In evaluating such statements, investors should specifically consider the various factors identified in this Report which could cause actual results to differ materially from those indicated by such forward-looking statements, in addition to the matters set forth in ‘‘Risk Factors’’ in our 2005 Annual Report on Form 10-K.

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

Our revenues are derived mainly from license fees from software license agreements entered into with our customers, including through resellers, for both our products and, to a lesser degree, third party products resold by us and services revenues from software maintenance agreements, training, consulting services including installation and custom programming. We also derive a small amount of revenue (less than 3% and 1% of total revenues for the first six months of 2006 and 2005, respectively) from subscription revenue arrangements.

We are based in Rutherford, New Jersey with approximately 229 full-time employees, as of June 30, 2006, in offices worldwide, including Asia, Australia, South Africa, the United Kingdom and the United States. Our foreign offices generated approximately 36.5% and 35.3% of our total revenues for the three and six months ended June 30, 2006, respectively, as compared to 30.0% and 31.6%, respectively, for the corresponding prior year periods. We expect that such revenues will continue to represent a significant percentage of our total revenues in the future. Most of our international license fees and services revenues are denominated in foreign currencies. Fluctuations in the value of foreign currencies relative to the US dollar in the future could result in fluctuations in our revenue.

Until May 31, 2006, the Company had a 49% ownership in a joint venture in its South African operation, AXS-One African Solutions (Pty) Ltd (‘‘African Solutions’’). African Solutions sells and services our suite of products. The joint venture was considered to be a variable interest entity as defined in FASB Interpretation No. 46R, ‘‘Consolidation of Variable Interest Entities’’ (FIN 46R). However, the Company had determined that it was not the primary beneficiary. Accordingly, until May 31, 2006, the Company used the equity method of accounting for the joint venture whereby investments, including loans to the joint venture, were stated at cost plus or minus the Company’s equity in undistributed earnings or losses. On May 31, 2006, the Company purchased the remaining 51% share of African Solutions from African Legends Technology for a nominal amount to make it a wholly owned subsidiary. As of June 1, 2006, the results of African Solutions are included in the consolidated results of the Company.

We encounter competition for all of our products in all markets and compete primarily based on the quality of our products, our price, our customer service and our time to implement. The timing of the release of new products is also important to our ability to generate sales. During the second half of 2003, we launched our Records Compliance Management solution for e-mail and instant messaging archival, supervision, and legal discovery in response to new regulatory requirements for financial institutions in the United States as well as to address the need to reduce costs in the email management area. During 2005, AXS-One announced further significant development on the AXS-One Records Compliance Platform, focusing primarily on performance-based enhancements. Version 3.5, featuring Rapid-AXS, was launched in May 2005, and introduced patent-pending search functionality. Rapid-AXS takes advantage of grid computing architecture and leverages commodity hardware to deliver what AXS-One believes to be an unmatched price-performance ratio. Version 3.5 also introduced a Search Wizard, reducing the potential complexity of searches for non-IT staff and ensuring error-proof search capabilities for legal discovery. Finally in 2005 AXS-One announced AXS-Link for Desktop, a desktop archiving product available both as an integrated component of the AXS-One Compliance Platform, as well as a stand-alone solution. Our Records Compliance Management software, including this new solution, accounted for approximately 74% of our total license fee revenues for the year ended December 31, 2005 and 66% of total license revenue for the six months ended June 30, 2006.

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

Results of Operations

The following table sets forth for the periods indicated, certain operating data, and data as a percentage of total revenues:

	Three Months Ended June 30, 2006		Three Months Ended June 30, 2005
(in thousands)	As Reported	Data as a % of total revenue	As Reported	Data as a % of total revenue
	(Unaudited)		(Unaudited)
Revenues:
License fees	$952	11.9%	$518	6.9%
Services	7,006	87.8	6,944	92.9
Other-related parties	25	0.3	17	0.2
Total revenues	7,983	100.0	7,479	100.0
Operating expenses:
Cost of license fees	456	5.7	406	5.4
Cost of services	3,922	49.1	4,383	58.6
Sales and marketing	2,481	31.1	2,523	33.7
Research and development	2,195	27.5	2,034	27.2
General and administrative	1,485	18.6	1,437	19.2
Restructuring and other costs	—	—	863	11.6
Total operating expenses	10,539	132.0	11,646	155.7
Operating loss	(2,556)	(32.0)	(4,167)	(55.7)
Other income (expense), net	68	0.8	(217)	(2.9)
Loss before taxes	(2,488)	(31.2)	(4,384)	(58.6)
Income tax benefit	—	—	25	0.3
Net loss	$(2,488)	(31.2)%	$(4,359)	(58.3)%

	Six Months Ended June 30, 2006		Six Months Ended June 30, 2005
(in thousands)	As Reported	Data as a % of total revenue	As Reported	Data as a % of total revenue
	(Unaudited)		(Unaudited)
Revenues:
License fees	$1,917	12.4%	$1,540	9.9%
Services	13,494	87.2	13,960	89.9
Other-related parties	64	0.4	37	0.2
Total revenues	15,475	100.0	15,537	100.0
Operating expenses:
Cost of license fees	899	5.8	770	4.9
Cost of services	7,357	47.5	9,042	58.2
Sales and marketing	5,300	34.2	5,111	32.9
Research and development	4,421	28.6	4,135	26.6
General and administrative	2,747	17.8	2,785	17.9
Restructuring and other costs	—	—	863	5.6
Total operating expenses	20,724	133.9	22,706	146.1
Operating loss	(5,249)	(33.9)	(7,169)	(46.1)
Other income (expense), net	15	0.1	(384)	(2.5)
Loss before taxes	(5,234)	(33.8)	(7,553)	(48.6)
Income tax benefit	—	—	25	0.1
Net loss	$(5,234)	(33.8)%	$(7,528)	(48.5)%

Comparison of Three Months Ended June 30, 2006 to 2005

Revenues

Total revenues increased $0.5 million or 6.8% for the three months ended June 30, 2006 as compared to the corresponding prior year period due to a $0.4 million or 83.8% increase in license fees and a $0.1 million or 1.0% increase in services revenues.

No one customer represented more than 10% of our total revenues for the three months ended June 30, 2006 or 2005.

The following table sets forth, for the periods indicated, each major category of our services revenues as a percent of total services revenues:

	Three Months Ended June 30,
(dollars in thousands)	2006		2005
	Amount	% of Total	Amount	% of Total
Maintenance	$4,110	58.7%	$4,235	61.0%
Consulting	2,629	37.5%	2,592	37.3%
Subscription revenue	267	3.8%	117	1.7%
Total services revenue	$7,006	100.0%	$6,944	100.0%

The increase in services revenues is mainly a result of increases in subscription revenue in the Company’s records compliance management segment from our E-delivery travel service in Europe.

Operating Expenses

Cost of license fees consist primarily of amortization of capitalized software development costs and amounts paid to third parties with respect to products we resell in conjunction with the licensing of our products. The elements can vary substantially from period to period as a percentage of license fees. Cost of license fees were essentially flat for the three months ended June 30, 2006, as compared to the corresponding prior year period as increased royalty fees for third party software used in conjunction with our software (which includes both embedded software and separately sold software) were offset by decreased amortization of capitalized software development costs.

Cost of services consists primarily of personnel and third party costs for product quality assurance, training, installation, consulting and customer support. Cost of services decreased $0.5 million or 10.5% for the three months ended June 30, 2006, as compared to the corresponding prior year period. The decrease for the three-month period was mainly due to decreases of $0.3 million in personnel related expenses resulting from lower headcount and lower variable compensation expense, cost of third party royalties and other expenses totaling $0.2 million. Service margins improved to 44.2% for the three months ended June 30, 2006 from 37.1% for the corresponding prior year period. This improvement is primarily the result of reduced operating expenses.

Sales and marketing expenses consist primarily of salaries, commissions and bonuses related to sales and marketing personnel, as well as travel and promotional expenses. Sales and marketing expenses were flat for the three months ended June 30, 2006, as compared to the corresponding prior year period. Decreased employee related cost and variable compensation were offset by increased cost for marketing programs, third party consultants and other expenses.

Research and development expenses consist primarily of personnel costs, costs of equipment, facilities and third party software development costs. Research and development expenses are generally charged to operations as incurred. However, certain software development costs are capitalized in accordance with Statement of Financial Accounting Standards No. 86 (‘‘SFAS 86’’). Such capitalized software development costs are generally amortized to cost of license fees on a straight-line basis over periods not exceeding three years. There was no significant cost capitalized over the periods ended June 30, 2006 and 2005.

Research and development expenses (net of capitalized software development costs) increased $0.2 million or 7.9% for the three months ended June 30, 2006, as compared to the comparable prior year period. The increase is primarily the result an increased employee related cost and increase in the use and cost of third party consultants.

General and administrative expenses consist primarily of salaries for administrative, executive and financial personnel, and outside professional fees. General and administrative expenses were flat for the three months ended June 30, 2006 as compared to the corresponding prior year period. Decreases in personnel related expenses were offset by increased professional services and bad debt reserves.

On June 30, 2005, in order to reduce operating costs to better position ourselves in the current market, we eliminated 22 positions in the United States and 6 positions in our foreign operations. We recorded a charge to operations in the second quarter of 2005 totaling $0.9 million related to involuntary termination benefits to be paid to the terminated employees. Approximately $0.8 million of these restructuring costs have been paid. The remaining liability at June 30, 2006 is $0.1 million and is expected to be paid in 2006. There was no restructuring cost incurred in 2006.

Operating Loss

Operating loss decreased $1.6 million for the three months ended June 30, 2006 as compared to the corresponding prior year period due mainly to a decrease of $1.1 million in operating expenses and an increase in license revenue of $0.4 million.

Other Income (Expense), Net

Other income (expense), net improved $0.3 million for the three months ended June 30, 2006, as compared to the same period in 2005. The improvement is principally related to foreign currency exchange rate fluctuations.

Net Loss

Net loss decreased $1.9 million to $2.5 million or $(0.07) per diluted share for the three months ended June 30, 2006, as compared to $4.4 million or $(0.15) per diluted share for the same period in 2005 primarily for the reasons stated above.

Comparison of Six Months Ended June 30, 2006 to 2005

Revenues

Total revenues decreased $0.1 million or 0.4% for the six months ended June 30, 2006 as compared to the corresponding prior year period due to a $0.5 million or 3.3% decrease in services revenue offset by a $0.4 million or 24.5% increase in license fees.

No one customer represented more than 10% of our total revenues for the three months ended June 30, 2006 or 2005.

The following table sets forth, for the periods indicated, each major category of our services revenues as a percent of total services revenues:

	Six Months Ended June 30,
(dollars in thousands)	2006		2005
	Amount	% of Total	Amount	% of Total
Maintenance	$8,194	60.7%	$8,364	59.9%
Consulting	4,833	35.8%	5,375	38.5%
Subscription revenue	467	3.5%	221	1.6%
Total services revenue	$13,494	100.0%	$13,960	100.0%

The decrease in services revenues is mainly a result of decreases of $0.5 million in consulting revenue from our enterprise financials product line, offset partially by an increase of $0.2 million in subscription revenue in the Company’s records compliance management segment from our E-delivery travel service in Europe.

Operating Expenses

Cost of license fees consist primarily of amortization of capitalized software development costs and amounts paid to third parties with respect to products we resell in conjunction with the licensing of our products. The elements can vary substantially from period to period as a percentage of license fees. Cost of license fees increased $0.1 million or 16.8% for the six months ended June 30, 2006, as compared to the corresponding prior year period mainly as a result of an increase in royalty fees for third party software used in conjunction with our software (which includes both embedded software and separately sold software) offset somewhat by decreased amortization of capitalized software development costs.

Cost of services consists primarily of personnel and third party costs for product quality assurance, training, installation, consulting and customer support. Cost of services decreased $1.7 million or 18.6% for the six months ended June 30, 2006, as compared to the corresponding prior year period. The decrease for the six-month period was mainly due to decreases of $1.2 million in personnel related expenses resulting from lower headcount and $0.3 million in third party services expenses, each primarily in the UK and US operations, $0.1 million in lower variable compensation cost and $0.1 million in lower other cost. Service margins improved to 45.7% for the six months ended June 30, 2006 from 35.4% for the corresponding prior year period. This improvement is primarily the result of reduced operating expenses.

Sales and marketing expenses consist primarily of salaries, commissions and bonuses related to sales and marketing personnel, as well as travel and promotional expenses. Sales and marketing expenses increased $0.2 million or 3.7% for the six months ended June 30, 2006, as compared to the corresponding prior year period. The increase is primarily the result of an increase of $0.1 million in marketing programs and $0.1 million in employee related expenses.

Research and development expenses consist primarily of personnel costs, costs of equipment, facilities and third party software development costs. Research and development expenses are generally charged to operations as incurred. However, certain software development costs are capitalized in accordance with Statement of Financial Accounting Standards No. 86 (‘‘SFAS 86’’). Such capitalized software development costs are generally amortized to cost of license fees on a straight-line basis over periods not exceeding three years. There was no significant cost capitalized over the periods ended June 30, 2006 and 2005.

Research and development expenses (net of capitalized software development costs) increased $0.3 million or 6.9% for the six months ended June 30, 2006, as compared to the comparable prior year period. The increase is primarily the result an increase in the use and cost of third party consultants and increased employee related cost.

General and administrative expenses consist primarily of salaries for administrative, executive and financial personnel, and outside professional fees. General and administrative expenses were flat for the six months ended June 30, 2006 as compared to the corresponding prior year period. Decreases in personnel related expenses were offset by increased rent cost.

On June 30, 2005, in order to reduce operating costs to better position ourselves in the current market, we eliminated 22 positions in the United States and 6 positions in our foreign operations. We recorded a charge to operations in the second quarter of 2005 totaling $0.9 million related to involuntary termination benefits to be paid to the terminated employees. Approximately $0.8 million of these restructuring costs have been paid. The remaining liability at June 30, 2006 is $0.1 million and is expected to be paid in 2006. There was no restructuring cost incurred in 2006.

Operating Loss

Operating loss decreased $1.9 million for the six months ended June 30, 2006 as compared to the corresponding prior year period due mainly to a decrease of $2.0 million in operating expenses offset slightly by a decrease in total revenue of $0.1 million.

Other Expense, Net

Other income (expense), net improved $0.4 million for the six months ended June 30, 2006, as compared to the same period in 2005. The improvement is principally related to foreign currency exchange rate fluctuations.

Net Loss

Net loss decreased $2.3 million to $5.2 million or $(0.15) per diluted share for the six months ended June 30, 2006, as compared to $7.5 million or $(0.26) per diluted share for the same period in 2005 due to the reasons stated above.

Liquidity and Capital Resources

On June 21, 2005 and September 21, 2005 we completed a private placement of shares of common stock that resulted in the receipt of net proceeds of approximately $5.8 million and $0.6 million, respectively. (See Note 6 to the Consolidated Interim Financial Statements).

On August 11, 2004, the Company entered into a two-year Loan and Security Agreement (the ‘‘Agreement’’) which contains a revolving line of credit under which the Company has available the lesser of $4.0 million or 80% of eligible accounts, as defined (See Note 2 to the Consolidated Interim Financial Statements).

On January 27, 2005, March 28, 2005 and September 13, 2005, the Company entered into modifications to the Agreement (the ‘‘Amended Agreement’’) in order to revise certain terms of the Agreement including the loan fees, interest on the loan and the financial covenants. The Amended Agreement included a waiver of the Company’s June 30, 2005 financial covenant default under the Second Loan Modification.

Borrowings under the revolving line of credit, per the Amended Agreement, bear interest at prime rate plus one and one half percent (1.5%). Should, however, the Company fail to meet certain of the financial covenants set forth in the Amended Agreement, the interest rate will increase to the prime rate plus two and one half percent (2.5%). The Agreement provided for a non-refundable commitment fee of $30 per year and an unused revolving line facility fee of .25% per annum. The Amended Agreement increased the second year commitment fee to $40 and the unused line fee to 0.375% per annum. The Amended

Agreement includes a warrant waiver fee of $20 and upon the occurrence of certain events, minimum monthly interest of $8 and an additional $20 warrant waiver fee. The Agreement is secured by substantially all domestic assets of the Company. The maturity date of the loan was August 9, 2006. As described in greater detail in the Amended Agreement, the loan is subject to acceleration upon breach of: (i) a covenant tested monthly regarding the ratio of unrestricted cash and net billed accounts receivable to current liabilities minus deferred revenue, which is to be no less than 1.35 to 1.0 (‘‘adjusted quick ratio covenant’’), (ii) a covenant tested quarterly regarding the Company's EBITDAS (earnings before interest expense (excluding interest income), taxes, depreciation, amortization and stock compensation expense in accordance with GAAP), and (iii) other customary non-financial covenants. There is also a monthly transition event covenant which requires the Company to maintain an adjusted quick ratio covenant greater than or equal to 1.60 to 1.0.

As of March 31, 2006, the Company was in compliance with the monthly adjusted quick ratio covenant and the transition event covenant, but was not in compliance with the quarterly EBITDAS covenant, which requires the Company to achieve EBITDAS of the lesser of $1 better than the immediately preceding quarter EBITDAS or $1. On May 11, 2006, the Bank granted a waiver on the EBITDAS covenant as of March 31, 2006. The waiver was for the March 31, 2006 date only.

As of June 30, 2006, there were no amounts outstanding under the Amended Agreement and availability under the Amended Agreement was $1,685 based on the lesser of $4,000 or 80% of eligible accounts receivable. As of June 30, 2006, the Company was in compliance with the quarterly EBITDAS covenant and the monthly adjusted quick ratio covenant, but was not in compliance with the transition event covenant, which requires the Company to maintain an adjusted quick ratio covenant greater than or equal to 1.60 to 1.00. The Company’s adjusted quick ratio covenant on June 30, 2006 was 1.48 to 1.0. The Company is currently in discussions the Bank regarding this issue and expects that it will be moved to the higher interest rate facility.

Our operating activities used cash of $0.1 million for the six months ended June 30, 2006 and $4.6 million for the six months ended June 30, 2005. Net cash used in operating activities during the six months ended June 30, 2006 is primarily the result of the net loss, an increase in prepaid expenses and other current assets and a decrease in due to joint venture, offset partially by an increase in deferred revenue, a decrease in accounts receivable and non-cash depreciation and amortization. The decrease in accounts receivable in 2006, mainly in US operations, resulted from better collections from customers in 2006 compared to 2005. The increase in deferred revenue is mainly the result of a three year prepayment of maintenance fees by a large customer in US operations.

Our investing activities used cash of $0.3 million and $0.1 million for the six months ended June 30, 2006 and 2005, respectively. The use of cash for 2006 was primarily for the purchase of computer equipment for the Company’s internal operations and the acquisition of the remaining interest in the Company’s joint venture in South Africa. The use of cash for 2005 was primarily for the purchase of computer equipment for the Company’s internal operations. During the second quarter of 2006, the Company inventoried all fixed assets in the US operations and determined that a gross fixed asset write-off of $7.9 million, with an identical value for accumulated depreciation, was appropriate. These assets had zero net book value as these assets had been fully depreciated.

Cash provided by financing activities was $0.2 million and $6.7 million for the six months ended June 30, 2006 and 2005, respectively. For the six months ended June 30, 2006, cash was provided by the exercise of stock options during the period offset by debt issuance cost. For the six months ended June 30, 2005, cash was primarily provided by net proceeds received from the private placement and the exercise of stock options during the period.

We have no significant capital commitments. Planned capital expenditures for the year 2006 are expected to be less than $0.5 million, including any software development costs that may qualify for capitalization under SFAS 86. Our aggregate minimum operating lease payments for 2006 will be approximately $1.9 million. We have $0.3 million remaining aggregate minimum royalties payable to third party software providers in accordance with 2006 agreements for third party software used in conjunction with our software. Future commitments to third party software providers are as follows:

(in thousands)
Year	Amount
2006	$250
2007	150
2008	75
2009	75
Total	$550

We generated a net loss of $5.2 million for the six months ended June 30, 2006 and $9.0 million and $5.2 million for the years ended December 31, 2005 and 2004, respectively. We experienced a decline in revenue as our business shifted to focus more heavily on the records compliance management business. Management’s initiatives over the last two years, including the restructurings in June 2005 and 2004, the private placements of common stock in April 2004 and June 2005 and 10% salary cuts of executive management for most of the second half of 2005, have been designed to improve operating results and liquidity and better position AXS-One to compete under current market conditions. As a result of these efforts, we expect that our current cash balance, availability of borrowing capacity under our bank line of credit, and operating cash flow should be sufficient to meet the short-term requirements of the business. However, we may in the future be required to seek new sources of financing or future accommodations from our existing lender or other financial institutions, or we may seek equity infusions from private investors or may seek to sell certain Company assets. We may also be required to further reduce operating costs in order to meet our obligations. Our ability to fund our operations is heavily dependent on the growth of our revenues over current levels to achieve profitable operations. If we are unable to achieve profitable operations or secure additional sources of capital, there would be substantial doubt about our ability to fund future operations. Additionally, there is a risk that cash held by our foreign subsidiaries may not be readily available for use in our U.S. operations to pay our obligations as the transfer of funds is sometimes delayed due to various foreign government restrictions. No assurance can be given that management’s initiatives will be successful or that any such additional sources of financing, lender accommodations or equity infusions will be available.

Critical Accounting Estimates

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

We recognize revenue in accordance with Statement of Position 97-2, ‘‘Software Revenue Recognition’’ (‘‘SOP 97-2’’), and Statement of Position 98-9, ‘‘Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions.’’ Revenue from non-cancelable software licenses is recognized when the license agreement has been signed, delivery has occurred, the fee is fixed or determinable and collectibility is probable. The Company recognizes revenue from resellers when an end user has placed an order with the reseller and the above revenue recognition criteria have been met with respect to the reseller. In multiple element arrangements, we defer revenue based on the vendor-specific objective evidence (’’VSOE’’) of fair value for the undelivered elements and recognize revenue on the delivered elements using the residual method. The most commonly deferred elements are initial maintenance and consulting services. Initial maintenance is recognized on a straight-line basis over the initial maintenance term. The VSOE of fair value for maintenance is determined by using a consistent percentage of maintenance fees to discounted license fee based on renewal rates. Maintenance fees in subsequent years are recognized on a straight-line basis over the life of the applicable agreement. Maintenance contracts entitle the customer to hot-line support and all unspecified product upgrades released during the term of the maintenance contract. Upgrades include any and all unspecified patches or releases related to a licensed software product. Maintenance does not include implementation services to install these upgrades. The VSOE of fair value of services is determined by using an average consulting rate per hour for consulting services sold separately multiplied by the estimate of hours required to complete the consulting engagement.

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

Recently Issued Accounting Standards

On May 5, 2005, the FASB issued SFAS No. 154, ‘‘Accounting Changes and Error Corrections’’ (’’SFAS No. 154’’), which replaces Accounting Principles Board (‘‘APB’’) Opinion No. 20 ‘‘Accounting Changes,’’ and SFAS No. 3 ‘‘Reporting Accounting Changes in Interim Financial Statements.’’ SFAS No. 154 changes the requirements for the accounting and reporting of a change in accounting principle, and applies to all voluntary changes in accounting principles, as well as changes required by an accounting pronouncement in the unusual instance that it does not include specific transition provisions. Specifically, SFAS No. 154 requires retrospective application to prior periods' financial statements unless it is impracticable to determine the period specific effects or the cumulative effect of the change. SFAS No. 154 does not change the transition provisions of any existing pronouncement. SFAS No. 154 is effective for the Company for all accounting changes and corrections of errors made beginning January 1, 2006.

In July 2006, the FASB issued FIN 48 ‘‘Accounting for Uncertainty in Income Taxes.’’ This interpretation requires that we recognize in our financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact of adopting FIN 48 on our financial statements.

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

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of June 30, 2006. Based upon the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of June 30, 2006.

Internal controls over financial reporting

There have been no changes in the Company's internal control over financial reporting during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.    OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders

At our Annual Meeting of Stockholders on May 24, 2006, the following directors were nominated and elected by the votes indicated:

	Votes For	Votes Withheld
William P. Lyons	28,431,469	1,448,565
Anthony Bloom	28,644,269	1,235,765
Daniel H. Burch	28,667,269	1,212,765
Harold Copperman	28,667,269	1,212,765
Robert Migliorino	28,640,769	1,239,265
Elias Typaldos	28,606,831	1,273,203
Gennaro Vendome	28,642,566	1,237,468
Allan Weingarten	28,674,269	1,205,765

In addition, the stockholders ratified the appointment of Amper, Politziner & Mattia as the Company’s independent auditors for 2006 by the following vote:

Votes For	Votes Against	Abstentions
29,226,382	623,620	30,031

The stockholders also approved the amendment of the 2005 Stock Incentive Plan by the following vote:

Votes For	Votes Against	Abstentions	Broker Non-votes
15,543,815	2,222,849	62,796	12,050,574

Item 6.	Exhibits

Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification – William P. Lyons
Exhibit 31.2	Rule 13a-14(a)/15d-14(a) Certification – Joseph Dwyer
Exhibit 32	Officer Certifications under 18 USC 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AXS-ONE INC.
Date: August 9, 2006	By:	/s/ William P. Lyons
William P. Lyons Chief Executive Officer and Chairman of the Board
	By:	/s/ Joseph Dwyer
Joseph Dwyer Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)