Form 10-Q
period 2006-09-30
AXS ONE INC
filed 2006-11-20
CIK 947427

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006	Commission File Number 1-13591

AXS-ONE INC.

(Exact name of registrant as specified in its charter)

Delaware	13-2966911
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
301 Route 17 North Rutherford, New Jersey	07070
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES        NO
Number of shares outstanding of the issuer's common stock as of November 16, 2006

Class	Number of Shares Outstanding
Common Stock, par value $0.01 per share	34,970,627

AXS-ONE INC.

PART I.    FINANCIAL INFORMATION

Item 1.	Financial Statements

AXS-ONE INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	September 30, 2006	December 31, 2005
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$2,126	$3,613
Restricted cash	6	57
Accounts receivable, net of allowance for doubtful accounts of
$85 and $167 at September 30, 2006 and December 31, 2005, respectively	1,474	5,153
Prepaid expenses and other current assets	900	718
Total current assets	4,506	9,541
Equipment and leasehold improvements, at cost:
Computer and office equipment	2,543	10,967
Furniture and fixtures	639	924
Leasehold improvements	701	865
	3,883	12,756
Less — accumulated depreciation and amortization	3,440	12,361
	443	395
Capitalized software development costs, net of accumulated amortization
of $989 and $11,432 at September 30, 2006 and December 31, 2005, respectively	74	1,038
Other assets	97	92
Assets held for sale	2,144	—
	$7,264	$11,066
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Bank debt	$1,844	$—
Accounts payable	1,386	1,576
Accrued expenses	3,072	3,267
Due to joint venture	—	52
Deferred revenue	2,119	8,224
Total current liabilities	8,421	13,119
Long-term liabilities:
Long-term deferred revenue	4	63
Liabilities held for sale	8,621	—
	17,046	13,182
Commitments and contingencies
Stockholders' deficit:
Preferred stock, $.01 par value, authorized 5,000 shares, no shares issued and outstanding	—	—
Common stock, $.01 par value, authorized 50,000 shares; 34,917 and 34,316 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	350	343
Additional paid-in capital	88,183	87,884
Accumulated deficit	(98,737)	(90,663)
Accumulated other comprehensive income	422	497
Unamortized stock compensation	—	(177)
Total stockholders' deficit	(9,782)	(2,116)
	$7,264	$11,066

The accompanying notes are an integral part of these consolidated financial statements.

AXS-ONE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenues:
License fees	$476	$2,017	$1,736	$2,806
Services	1,757	1,690	6,025	5,510
Total revenues	2,233	3,707	7,761	8,316
Operating expenses:
Cost of license fees	257	287	892	814
Cost of services	2,195	1,422	6,336	5,527
Sales and marketing	2,292	1,558	7,261	5,643
Research and development	1,610	1,381	4,884	4,569
General and administrative	1,042	947	3,494	3,346
Restructuring costs and other costs	—	—	—	322
Total operating expenses	7,396	5,595	22,867	20,221
Operating loss	(5,163)	(1,888)	(15,106)	(11,905)
Other income (expense):
Interest income	17	47	156	105
Interest expense	(41)	(5)	(97)	(6)
Other expense, net	20	49	22	(364)
Total other income (expense), net	(4)	91	81	(265)
Loss before income taxes	(5,167)	(1,797)	(15,025)	(12,170)
Income tax benefit	—	—	—	25
Loss from continuing operations	(5,167)	(1,797)	(15,025)	(12,145)
Income from discontinued operations net of
tax provision of $ — for all periods	2,327	1,974	6,951	4,794
Net income (loss)	$(2,840)	$177	$(8,074)	$(7,351)
Basic net income (loss) per common share:
(Loss) from continuing operations	(0.15)	(0.05)	(0.43)	(0.40)
Income from discontinued operations	0.07	0.06	0.20	0.16
Net income (loss)	$(0.08)	$0.01	(0.23)	(0.24)
Weighted average basic common shares outstanding	34,487	33,635	34,364	30,761
Diluted net income (loss) per common share
(Loss) from continuing operations	(0.15)	(0.05)	(0.43)	(0.40)
Income from discontinued operations	0.07	0.06	0.20	0.16
Net income (loss)	$(0.08)	$0.01	$(0.23)	$(0.24)
Weighted average diluted common shares outstanding	34,487	34,865	34,364	30,761

The accompanying notes are an integral part of these consolidated financial statements.

AXS-ONE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net income (loss)	$(2,840)	$177	$(8,074)	$(7,351)
Foreign currency translation adjustment	47	(63)	(75)	270
Comprehensive income (loss)	$(2,793)	$114	$(8,149)	$(7,081)

The accompanying notes are an integral part of these consolidated financial statements.

AXS-ONE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2006	2005
Cash flows from continuing operating activities:
Net loss from continuing operations	$(15,025)	$(12,145)
Adjustments to reconcile net loss to net cash flows used in continuing operating activities
Depreciation and amortization	429	239
Net provision for doubtful accounts	(17)	2
Stock option compensation expense	148
Restricted stock compensation expense	102	28
Changes in current assets and liabilities
Accounts receivable	1,710	(467)
Prepaid expenses and other current assets	(342)	493
Change in other assets	12	79
Accounts payable and accrued expenses	1,687	(424)
Deferred revenue	(1,564)	125
Net cash flows used in continuing operating activities	(12,860)	(12,070)
Cash flows from continuing investing activities:
Restricted cash	50	5
Capitalized software development costs	—	(6)
Purchase of equipment and leasehold improvements	(272)	(14)
Net cash flows used in continuing investing activities	(222)	(15)
Cash flows from continuing financing activities:
Proceeds from exercise of stock options and warrants	233	1,013
Net proceeds from the sale of common stock	—	6,390
Debt issuance costs	(31)	(71)
Borrowings of bank debt	1,844	1,500
Net cash flows provided by continuing financing activities	2,046	8,832
Cash flows from discontinued operations:
Change in net operating assets held for sale	9,680	3,554
Change in investing activities held for sale	(172)	(123)
Net cash flows provided by discontinued operations	9,508	3,431
Foreign currency exchange rate effects on cash and cash equivalents	41	(173)
Net increase (decrease) in cash and cash equivalents	(1,487)	5
Cash and cash equivalents, beginning of period	3,613	4,809
Cash and cash equivalents, end of period	$2,126	$4,812
Supplemental disclosures of cash flow information:
Cash paid during the period for –
Interest	$74	$—
Income taxes	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

AXS-ONE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(In thousands, except per share data)
(Unaudited)

(1)    OPERATIONS, BUSINESS CONDITIONS AND SIGNIFICANT ACCOUNTING POLICIES

AXS-One Inc. designs, markets and supports records compliance management solutions that include digital archiving, business process management, electronic document delivery and integrated records disposition and discovery for e-mail, instant messaging, images, SAP and other corporate records, and as of the quarter ended September 30, 2006, financial management applications for global 2000 businesses, and scheduling and time and expense solutions for professional services organizations. The Company also offers consulting, implementation, training, technical support and maintenance services in support of its customers’ use of its software products.

On October 31, 2006, the Company sold certain assets and liabilities through which it operated the AXS-One Enterprise Solutions financial management and accounting applications business (‘‘Enterprise Solutions’’) to Computron Software, LLC for the sum of $12 million in cash plus future potential consideration for exceeding specified license revenue targets. Additionally, Computron LLC assumed net liabilities of approximately $6.5 million. The estimated gain on sale will be between $17 million and $18 million. The assets sold primarily consist of client contracts, marketing agreements, internally developed software, accounts receivable and fixed assets of the business. The liabilities sold consist primarily of employee related liabilities, accounts payable and deferred revenue. The Company has classified the Enterprise Solutions business as a discontinued operation in these financial statements. Previously, the Company had two reporting segments, Records Compliance Management and Enterprise Solutions. As a result of the sale of the Enterprise Solutions, the Company now has one reporting segment.

(a)    Basis of Presentation

The accompanying Consolidated Interim Financial Statements include the accounts of AXS-One Inc. and its wholly owned subsidiaries located in Australia, Singapore, South Africa, and the United Kingdom (collectively, the ‘‘Company’’). All intercompany transactions and balances have been eliminated.

As of September 30, 2006, the Company met the criteria for reporting the sale of the Enterprise Solutions business as an asset held for sale and discontinued operations in accordance with SFAS 144 ‘‘Accounting of the Impairment or Disposal of Long-Lived Assets’’, and has accounted for the discontinued operations as such within the consolidated financial statements and notes to consolidated financial statements included in this Form 10-Q filing.

Until May 31, 2006, the Company had a 49% ownership in a joint venture in its South African operation, AXS-One African Solutions (Pty) Ltd (‘‘African Solutions’’). The joint venture was considered to be a variable interest entity as defined in FASB Interpretation No. 46R, ‘‘Consolidation of Variable Interest Entities’’ (FIN 46R). However, the Company had determined that it was not the primary beneficiary. Accordingly, until May 31, 2006, the Company used the equity method of accounting for the joint venture whereby investments, including loans to the joint venture, were stated at cost plus or minus the Company’s equity in undistributed earnings or losses. On May 31, 2006, the Company purchased the remaining 51% of African Solutions from African Legends Technology for $161 less cash acquired of $20, to make it a wholly owned subsidiary. The Company applied purchase accounting to record the transaction. The purchase price was less than the fair value of assets acquired and therefore the Company wrote-down the value of all long-term assets to zero and recorded a gain of $37. As of June 1, 2006, 100% of the results of African Solutions are included in the consolidated results of the Company in discontinued operations as it is part of the Enterprise Solutions business segment.

The unaudited Consolidated Interim Financial Statements have been prepared by the Company in accordance with US generally accepted accounting principles and, in the opinion of management, contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair presentation of these Consolidated Interim Financial Statements.

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

The results of operations for the three and nine months ended September 30, 2006 are not necessarily indicative of results to be expected for the full year 2006 or any future periods.

We generated a net loss of $8.1 million for the nine months ended September 30, 2006 and $9.0 million and $5.2 million for the years ended December 31, 2005 and 2004, respectively. We experienced a decline in revenue as our business shifted to focus more heavily on the records compliance management business. Management’s initiatives over the last two years, including the restructurings in June 2005 and 2004, the private placements of common stock in April 2004 and June 2005 and 10% salary cuts of executive management for most of the second half of 2005, and the sale of the Enterprise Solutions business in October 2006, have been designed to improve operating results and liquidity and better position AXS-One to compete under current market conditions. As a result of these efforts, we expect that our current cash balance, availability of borrowing capacity under our bank line of credit, and operating cash flow should be sufficient to meet the short-term requirements of the business. However, we may in the future be required to seek new sources of financing or future accommodations from our existing lender or other financial institutions, or we may seek equity infusions from private investors. Our ability to fund our operations is heavily dependent on the growth of our revenues over current levels to achieve profitable operations. We will also be required to further reduce operating costs in order to meet our obligations. We are currently developing a restructuring plan that will be implemented in the fourth quarter of 2006 to reduce operating expenses by approximately $5 million to $6 million on an annual basis. If we are unable to achieve profitable operations or secure additional sources of capital, there would be substantial doubt about our ability to fund future operations and ultimately continue as a going concern. Additionally, there is a risk that cash held by one of our foreign subsidiaries approximating $0.4 million at September 30, 2006 may not be readily available for use in our U.S. operations as the transfer of funds is sometimes delayed due to various foreign government restrictions. No assurance can be given that management’s initiatives including the restructuring plan will be successful or that any such additional sources of financing, lender accommodations or equity infusions will be available.

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

Revenues from transaction fees associated with a hosting arrangement, billable on a per transaction basis and included in services revenue in the unaudited Consolidated Statements of Operations, are recognized based on the actual number of transactions processed during the period.

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

Prior to the purchase of the remaining 51% of African Solutions on May 31, 2006, revenues from the joint venture included consulting revenue for the joint venture’s use of the Company’s South African subsidiary’s consultants in accordance with the joint venture agreement. Revenue was recognized upon performance of the services.

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

In accordance with EITF Issue No. 01-14, ‘‘Income Statement Characterization of Reimbursement Received for ‘Out of Pocket’ Expenses Incurred,’’ reimbursements received for out-of-pocket expenses incurred are classified as services revenue and the related expense is recorded in cost of services in the unaudited Consolidated Statements of Operations.

(c)    Variable Interest Entity

The Company adopted FIN 46R as required on March 31, 2004. The Company had a 49% owned joint venture, African Solutions, that was considered to be a variable interest entity as defined in FIN 46R. However, the Company determined that the majority owner at the time, African Legends Technology, absorbed the majority of the expected losses and therefore, African Legends Technology, was the primary beneficiary. Due to the fact that the Company was not the primary beneficiary of African Solutions, the adoption of FIN 46R did not have an impact on the Company’s consolidated financial position or results of operations.

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

On May 31, 2006, the Company purchased the remaining 51% share of African Solutions from African Legends Technology for $161 less cash acquired of $20, to make it a wholly owned subsidiary. The Company applied purchase accounting to record the transaction. The purchase price was less than the fair value of assets acquired and therefore the Company wrote-down the value of all long-term assets to zero and recorded a gain of $37. Results prior to May 31, 2006 were recorded using the equity method of accounting. As of June 1, 2006, 100% of the results of African Solutions are included in the consolidated results of the Company in discontinued operations as it is part of the Enterprise Solutions business segment. At the time of the acquisition the investment in the joint venture was $122. Proforma results as if African Solutions had been acquired on January 1, 2006 are not significantly different than the reported 2006 consolidated results.

(d)    Stock-Based Compensation

Historically, the Company accounted for stock-based compensation under the recognition and measurement principles of Accounting Principles Board Opinion (‘‘APB’’) No. 25, ‘‘Accounting for Stock Issued to Employees’’ (‘‘APB 25’’), and related interpretations and disclosure provisions of Statement of Accounting Standards SFAS 123 ‘‘Accounting For Stock-Based Compensation’’. Under this pronouncement, no compensation expense related to stock option plans was reflected in the Company's Consolidated Statements of Operations as all options had an exercise price equal to the market value of the underlying common stock on the date of grant. Compensation cost for non-vested restricted stock grants was recorded based on its market value on the date of grant and was included in the Company's Consolidated Statements of Operations ratably over the vesting period. Upon the grant of non-vested restricted stock, unearned stock compensation was recorded as an offset to additional paid-in capital and was amortized on a straight-line basis as compensation expense over the vesting period.

AXS-ONE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

On January 1, 2006, the start of the first quarter of fiscal 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123R (revised 2004), ‘‘Share-Based Payment’’ (‘‘SFAS 123R’’) which requires that the costs resulting from all share-based payment transactions be recognized in the financial statements at their fair values. The Company adopted SFAS 123R using the modified prospective application method under which the provisions of SFAS 123R apply to new awards granted after the adoption date and to awards modified, repurchased, or cancelled after the adoption date. Additionally, compensation cost for the portion of the awards for which the requisite service has not been rendered that are outstanding as of the adoption date is recognized in the Consolidated Statement of Operations over the remaining service period after the adoption date based on the award's original estimate of fair value. In connection with the adoption of SFAS 123R, the unearned stock compensation at December 31, 2005 of $177 relating to previous grants of non-vested restricted stock was offset against additional paid-in capital during the first quarter of fiscal 2006. Results for prior periods have not been restated. Total share-based compensation expense recorded in the Consolidated Statements of Operations for the three and nine months ended September 30, 2006 is $88 and $251, respectively.

As a result of adopting SFAS 123R on January 1, 2006, the Company's loss before income taxes and net loss for the three and nine months ended September 30, 2006 are $41 and $148 higher than if it had continued to account for share-based compensation under APB No. 25. Basic and diluted earnings per share for the three and nine months ended September 30, 2006 did not change as a result of the Company adopting SFAS 123R.

On November 10, 2005, the FASB issued FASB Staff Position 123(R)-3 (‘‘FSP 123R-3’’), ‘‘Transition Election Related to Accounting for the Tax Effects of Share-based Payment Awards,’’ that provides an elective alternative transition method of calculating the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS 123R (the ‘‘APIC Pool’’) to the method otherwise required by paragraph 81 of SFAS 123R. The Company may take up to one year from the effective date of this FSP to evaluate its available alternatives and make its one-time election. The Company is currently evaluating the alternative methods; however, neither alternative would have an impact on the Company's results of operations or financial condition for the nine months ended September 30, 2006, due to the fact that the Company is currently using prior period net operating losses and has not realized any tax benefits under SFAS 123R. Until and unless the Company elects the transition method described in this FSP, the Company will follow the transition method described in paragraph 81 of SFAS 123R.

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

AXS-ONE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

The following table illustrates the effect on net loss and net loss per common share applicable to common stockholders for the three and nine months ended September 30, 2005, as if the Company had applied the fair value recognition provisions for stock-based employee compensation of SFAS 123, as amended:

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net income (loss) as reported	$177	($7,351)
Add: Stock based compensation expense	15	28
Deduct: Total employee stock-based compensation determined under fair value based method for all awards	(459)	(1,357)
Pro forma net loss	($267)	($8,680)
Net loss per common share:
Basic and diluted – as reported	$0.01	($0.24)
Basic and diluted – pro forma	($0.01)	($0.28)

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

The table below presents the assumptions used to calculate the fair value of options granted during the three and nine months ended September 30, 2006 and 2005.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006(a)	2005	2006	2005
Risk-free interest rate	n/a	4.57%	4.60%	4.65%
Expected dividend yield	n/a	—	—	—
Expected lives	n/a	5 years	5 years	5 years
Expected volatility	n/a	99%	92%	100%
Forfeiture rate	n/a	n/a	14.5%	n/a
Weighted-average grant date fair value of options granted during the period	n/a	$1.19	$1.37	$1.66

(a)	No stock options were granted during the three months ended September 30, 2006.

Stock Option Plans

The Company has three stock incentive plans: the 1995 Stock Option Plan (the 1995 Plan), the 1998 Stock Option Plan (the 1998 Plan), and the 2005 Stock Incentive Plan (the 2005 Plan). Under the 1995 Plan, the Company could grant up to 4,500 shares of common stock. The 1995 Plan has expired and no further options can be issued under this plan. Outstanding options under this plan will continue to vest. Under the 1998 Plan, the Company may grant stock options or stock appreciation rights to purchase an aggregate of up to 5,000 shares of Common Stock. In accordance with a June 2004 amendment, up to 300 shares of the total shares may be used for non-vested restricted stock awards. Under the 2005 Plan, the Company may grant stock options, stock appreciation rights and non-vested restricted stock to purchase an

AXS-ONE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

aggregate of up to 1,500 shares of Common Stock. All options granted under the forgoing plans expire ten years from the date of grant (or five years for statutory options granted to 10% stockholders), unless terminated earlier. Substantially all options vest over a four-year period. For a more detailed description of all stock incentive plans, refer to the Company’s 2005 Annual Report on Form 10-K.

Stock option transactions for the nine months ended September 30, 2006 under all plans are as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value as of 9/30/06
Balance, December 31, 2005	6,370	$2.31
Granted	254	$1.91
Exercised	(270)	$0.86
Forfeited	(112)	$1.68
Expired	(630)	$2.41
Balance, September 30, 2006	5,612	$2.36	6.01	$842
Vested and expected to vest at September 30, 2006	5,465	$2.38	0.14	$834
Exercisable at September 30, 2006	4,890	$2.24	5.65	$762

The total intrinsic value of stock options exercised during the three and nine months ended September 30, 2006 was $20 and $525, respectively, as compared to $393 and $3,818 for the three and nine months ended September 30, 2005. As of September 30, 2006, there was approximately $561 of total unrecognized compensation cost related to stock options granted under the plans. That cost is expected to be recognized over a weighted-average period of 1.50 years.

A summary of stock options outstanding and exercisable as of September 30, 2006 follows:

	Options Outstanding			Options Exercisable
Range of exercise prices	Number outstanding	Weighted average remaining life (years)	Weighted average exercise price	Number exercisable	Weighted average exercise price
$0.21 – $0.72	1,203	5.09	$0.54	1,113	$0.54
$0.75 – $1.75	1,250	4.64	$1.42	905	$1.38
$1.80 – $2.44	1,176	7.41	$2.18	903	$2.25
$2.49 – $4.21	1,516	7.55	$3.60	1,502	$3.61
$6.00 – $6.25	467	3.52	$6.02	467	$6.02
	5,612			4,890

Non-Vested Restricted Stock

Compensation expense for non-vested restricted stock was historically recorded based on its market value on the date of grant and recognized ratably over the associated service period, the period in which restrictions are removed. Compensation expense for non-vested restricted stock was reported as unamortized stock compensation on the Consolidated Balance Sheets. With the adoption of SFAS 123R, effective January 1, 2006, unamortized stock compensation has been offset against additional paid-in capital where it is reflected on the Consolidated Balance Sheet as of September 30, 2006. During the three and nine months ended September 30, 2006 there were zero and 410, respectively, shares of non-vested restricted stock granted. All shares were issued to employees with 4-year vesting. In the year ended December 31, 2005, 120 shares of non-vested restricted stock were granted with a vesting term of five years subject to acceleration in accordance with the grant stipulations. During fiscal 2005, 25 shares issued

AXS-ONE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

were forfeited as a result of employee terminations and the corresponding compensation expense and remaining unamortized stock compensation amounts were reversed. During the three and nine months ended September 30, 2006, 25 shares were forfeited as a result of employee terminations. As of September 30, 2006, 480 restricted shares are unvested.

The following table summarizes transactions related to non-vested restricted stock for the nine months ended September 30, 2006:

	Number of shares	Weighted average price per share
Balance, December 31, 2005	95	$2.16
Granted	410	$2.45
Forfeited	(25)	$2.58
Balance, September 30, 2006	480	$2.39

As of September 30, 2006, there was approximately $662 of total unrecognized compensation cost related to non-vested restricted stock granted under the plans. That cost is expected to be recognized over a weighted-average period of 2.25 years.

As of September 30, 2006, the Company also had warrants to purchase 1,423 shares of common stock outstanding at a weighted average price of $2.83. At December 31, 2005, all of these warrants were exercisable; therefore, no expense has been recognized during 2006. 516 of these warrants expire in April 2007 and 907 of these warrants expire in June 2008.

Stock options and non-vested restricted stock awards available for grant under all plans were 1,544 at September 30, 2006.

(2)    SUBSEQUENT EVENT/DISCONTINUED OPERATIONS

On October 31, 2006, the Company sold certain assets and liabilities through which it operated the AXS-One Enterprise Solutions financial management and accounting applications business (‘‘Enterprise Solutions’’) to Computron Software, LLC for the sum of $12 million in cash plus future potential consideration for exceeding specified license revenue targets. The assets sold of approximately $2.1 million, primarily consist of client contracts, marketing agreements, internally developed software, accounts receivable and fixed assets of the business. The liabilities assumed of approximately $8.6 million, consist primarily of employee related liabilities, accounts payable and deferred revenue. As part of the transaction, Computron Software, LLC agreed, among other things, to hire certain former AXS-One employees assigned to the Enterprise Solutions business. Further, AXS-One agreed to a non-competition agreement which prohibits the Company from engaging in the enterprise financial business for a period of five years. As a result of the transaction with Computron Software, LLC, our employee headcount has been reduced by approximately 70 positions.

As of September 30, 2006, the Company met the criteria for reporting the sale of the Enterprise Solutions business as an asset held for sale and discontinued operations in accordance with SFAS 144 ‘‘Accounting of the Impairment or Disposal of Long-Lived Assets’’, and has accounted for the discontinued operations as such within the consolidated financial statements and notes to consolidated financial statements included in this Form 10-Q filing.

AXS-ONE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

The following chart details assets and liabilities held for sale at September 30, 2006:

September 30, 2006
ASSETS:
Accounts receivable	$1,428
Other current assets	246
Total current assets	1,674
Net fixed assets	30
Other assets	440
Total assets	$2,144
LIABILITIES:
Accounts payable	$131
Accrued liabilities	587
Deferred revenue	6,064
Total current liabilities	6,782
Long-term deferred revenue	1,839
Total liabilities	$8,621

The following chart summarizes the income statement for discontinued operations for the three and nine months ended September 30, 2006 and 2005:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenues	$4,753	$5,650	$14,701	$16,578
Operating expenses	2,426	3,659	7,679	11,740
Operating income	2,327	1,991	7,022	4,838
Other income/(expense) net	—	(17)	(71)	(44)
Income from discontinued operations	$2,327	$1,974	$6,951	$4,794

The Company estimates the gain on sale of the Enterprise Solutions business to Computron Software, LLC as well as the Company’s decision to discontinue its Enterprise Solutions business, to be within the $17 – $18 million range. Due to the utilization of net operating loss tax carryforwards, the tax provision required on the transaction is estimated to be only $0.3 million. In determining the estimated gain on the sale of the Enterprise Solutions business to be recognized in the fourth quarter of 2006, the Company has estimated the following sales price, expenses and disposal cost using the September 30, 2006 balance sheet:

Sales price	$12,000
Assets sold	(1,954)
Liabilities sold	8,621
Transaction expenses	(640)
Taxes provision	(301)
Estimated gain on sale	$17,726

AXS-ONE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

(3)    REVOLVING LINE OF CREDIT

On August 11, 2004, the Company entered into a two-year Loan and Security Agreement (‘‘Agreement’’) which contains a revolving line of credit under which the Company had available the lesser of $4 million or 80% of eligible accounts, as defined.

On January 27, 2005, March 28, 2005 and September 13, 2005, the Company entered into modifications to the Agreement (the ‘‘Amended Agreement’’) in order to revise certain terms of the Agreement including the loan fees, interest on the loan and the financial covenants. The Amended Agreement included a waiver of the Company’s June 30, 2005 financial covenant default.

Borrowings under the revolving line of credit, per the Amended Agreement, bore interest at prime rate plus one and one half percent (1.5%). Should, however, the Company fail to meet certain of the financial covenants set forth in the Amended Agreement, the interest rate would increase to the prime rate plus two and one half percent (2.5%). The Agreement provided for a non-refundable commitment fee of $30 per year and an unused revolving line facility fee of .25% per annum. The Amended Agreement increased the second year commitment fee to $40 and the unused line fee to 0.375% per annum. The Amended Agreement includes a warrant waiver fee of $20 and upon the occurrence of certain events, minimum monthly interest of $8 and an additional $20 warrant waiver fee. The Agreement is secured by substantially all domestic assets of the Company. The maturity date of the loan was August 9, 2006. As described in greater detail in the Amended Agreement, the loan is subject to acceleration upon breach of: (i) a covenant tested monthly regarding the ratio of unrestricted cash and net billed accounts receivable to current liabilities minus deferred revenue, which is to be no less than 1.35 to 1.0 (‘‘adjusted quick ratio covenant’’), (ii) a covenant tested quarterly regarding the Company's EBITDAS (earnings before interest expense (excluding interest income), taxes, depreciation, amortization and stock compensation expense in accordance with GAAP), and (iii) other customary non-financial covenants. There is also a monthly transition event covenant which requires the Company to maintain an adjusted quick ratio greater than or equal to 1.6 to 1.0.

On March 14, 2006, the Company and the Bank agreed to extend the maturity date of the loan to February 15, 2007. All other terms of the loan remained the same.

As of March 31, 2006, the Company was in compliance with the monthly adjusted quick ratio covenant and the transition event covenant, but was not in compliance with the quarterly EBITDAS covenant, which requires the Company to achieve EBITDAS of the lesser of $1 better than the immediately preceding quarter EBITDAS or $1. On May 11, 2006, the Bank granted a waiver of the EBITDAS covenant as of March 31, 2006. The waiver was for the March 31, 2006 date only.

As of June 30, 2006, the Company was in compliance with the quarterly EBITDAS covenant and the monthly adjusted quick ratio covenant, but was not in compliance with the transition event covenant, which requires the Company to maintain an adjusted quick ratio covenant greater than or equal to 1.60 to 1.00. As result of such violation, the Bank moved the Company to the higher interest rate facility which required the Company to pay interest on outstanding balances of prime plus 2.5%, incur minimum monthly interest expense of $8 and pay a one-time warrant waiver fee of $10.

As of September 30, 2006, there was $1,844 outstanding under the Amended Agreement, which was the full amount of availability under the Amended Agreement based on the lesser of $4,000 or 80% of eligible accounts receivable. The Company was not in compliance with the quarterly EBITDAS covenant or the monthly adjusted quick ratio covenant as of September 30, 2006. On October 20, 2006, the Company received a notice of default from the Bank in connection with these covenant violations. As a result, the effective interest rate of the loan has increased by 4.0%, any additional loans were at the Bank’s sole discretion and the Bank reserved the right to declare all obligations to be immediately due and payable in full, a right which they did not exercise.

AXS-ONE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

On October 31, 2006 the Company and the Bank entered into a Second Loan Modification Agreement and an Intellectual Property Security Agreement. The Second Loan Modification Agreement serves (a) to amend the Amended Agreement by reducing the amount the Company may borrow on a revolving basis from (i) up to the lesser of (A) $4,000,000 or (B) 80.0% of the Eligible Accounts to (ii) up to the lesser of (A) $2,000,000 or (B) 70.0% of the Eligible Accounts, and (b) as an agreement by the Bank to forbear from exercising its rights and remedies with respect to the default of the Company for failure to comply with certain financial covenants under the Amended Agreement at September 30, 2006. The IP Security Agreement serves to supplement the Amended Agreement by including among the assets securing the Company’s indebtedness to the Bank, a security interest in all of the Company’s right, title and interest in, to and under its Intellectual Property Collateral.

On November 11, 2006 the Company and the Bank entered into a Third Loan Modification Agreement. The Third Loan Modification Agreement serves (a) to amend the Amended Agreement by increasing the amount the Company may borrow on a revolving basis from (i) up to the lesser of (A) $2,000,000 or (B) 70.0% of the Eligible Accounts to (ii) up to the lesser of (A) $4,000,000 or (B) 70.0% of the Eligible Accounts, and (b) as an agreement by the Bank to extend the forbearance from exercising its rights and remedies with respect to the default of the Company for failure to comply with certain financial covenants under the Amended Agreement at September 30, through December 10, 2006. It is the Company’s intent to negotiate with the Bank to seek another amendment to the loan agreement to extend the loan into 2008 and revise the related financial covenants.

(4)    BASIC AND DILUTED NET INCOME (LOSS) PER COMMON SHARE

Basic and diluted net income (loss) per common share is presented in accordance with SFAS No. 128, ‘‘Earnings per Share’’ (‘‘SFAS No. 128’’).

Basic net income (loss) per common share is based on the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share for the nine months ended September 30, 2006 and 2005, and the three months ended September 30, 2006, does not include the effects of outstanding options to purchase 5,612 and 4,137 shares of common stock, respectively, 480 and 50 shares of non-vested stock, respectively, and outstanding warrants to purchase 1,423 shares of common stock for each period, as the effect of their inclusion is anti-dilutive for the periods.

The following represents the reconciliation of the shares used in the basic and diluted net loss per common share calculation for the three and nine months ended September 30, 2006 and 2005:

	Three Months Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005
Weighted average basic common shares outstanding during the periods	34,487	33,635	34,364	30,761
Dilutive effect of stock options and warrants	—	1,230	—	—
Weighted average diluted common shares outstanding during the periods	34,487	34,865	34,364	30,761

(5)    OPERATING SEGMENTS

As a result of the Company meeting the criteria for reporting the sale of the Enterprise Solutions business as discontinued operations, the Company has only one reportable segment in continuing operations, AXS-One Records Compliance Platform Solutions, and therefore no longer meets the requirement for segment reporting.

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

(8)    RESTRUCTURING AND OTHER COSTS

On June 30, 2005 the Company eliminated 6 positions in continuing operations in order to further streamline the organization. The Company recorded a charge to operations in the second quarter of 2005 totaling approximately $0.3 million related to involuntary termination benefits to be paid to the terminated employees. The remaining restructuring liability is recorded as accrued expenses on the September 30, 2006 balance sheet and will be paid in its entirety during 2006. The 2006 activity related to the restructuring is as follows:

2006
Restructuring liability at January 1, 2006	$319
Involuntary termination costs	—
Cash payments in 2006	(263)
Restructuring liability at September 30, 2006	$56

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

Revenues and long-lived assets for the Company's United States, United Kingdom, Australia and Asia, and South Africa continuing operations are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Revenues:(1)	2006	2005	2006	2005
United States	$1,390	$2,125	$4,811	$5,438
United Kingdom	308	1,237	1,094	1,879
Australia and Asia	319	239	1,167	591
South Africa	216	106	689	408
Total consolidated	$2,233	$3,707	$7,761	$8,316

(1)	Revenues are attributed to geographic area based on location of sales office.

Long-Lived Assets:(2)	September 30, 2006	December 31, 2005
United States	$247	$1,184
United Kingdom	59	75
Australia and Asia	168	151
South Africa	43	23
Total consolidated	$517	$1,433

(2)	Long-lived assets as of December 31, 2005 include assets from discontinued operations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Executive Overview

We are a leading provider of Records Compliance Management software solutions designed to reduce the inherent risks associated with retaining and managing corporate records as well as to efficiently manage complex business processes. Our Records Compliance Management software delivers an integrated solution that enables organizations to manage growing volumes of disparate electronic records, including e-mail and instant messages, images, voice, office documents, ERP-generated data such as SAP and electronic print reports. All records are archived and managed according to corporate records policies from initial capture and indexing through archival, search and ultimate destruction. These products have been developed and optimized to address global issues of regulatory compliance, corporate governance, supervision and privacy as they relate to the retention and disposition of electronic records, as well as to significantly reduce infrastructure costs (primarily storage and associated management costs). Patent-pending search technology enables organizations to respond quickly and accurately to the growing pressures of e-discovery and litigation support. See ‘‘Item 1. Business’’ in our 2005 Annual Report on Form 10-K.

Our revenues are derived mainly from license fees from software license agreements entered into with our customers, including through resellers, for both our products and, to a lesser degree, third party products resold by us and services revenues from software maintenance agreements, training, consulting services including installation and custom programming. We also derive a small amount of revenue (4.4% and 1.2% of total revenues for the first nine months of 2006 and 2005, respectively) from subscription revenue arrangements.

We are based in Rutherford, New Jersey with approximately 160 full-time employees in continuing operations, as of September 30, 2006, in offices worldwide, including Asia, Australia, South Africa, the United Kingdom and the United States. Our foreign offices generated approximately 37.8% and 38.0% of our total revenues for the three and nine months ended September 30, 2006, respectively, as compared to 42.7% and 34.6%, respectively, for the corresponding prior year periods. We expect that such revenues will continue to represent a significant percentage of our total revenues in the future. Most of our international license fees and services revenues are denominated in foreign currencies. Fluctuations in the value of foreign currencies relative to the US dollar in the future could result in fluctuations in our revenue.

Until May 31, 2006, the Company had a 49% ownership in a joint venture in its South African operation, AXS-One African Solutions (Pty) Ltd (‘‘African Solutions’’). African Solutions sells and services our suite of products. The joint venture was considered to be a variable interest entity as defined in FASB Interpretation No. 46R, ‘‘Consolidation of Variable Interest Entities’’ (FIN 46R). However, the Company had determined that it was not the primary beneficiary. Accordingly, until May 31, 2006, the Company used the equity method of accounting for the joint venture whereby investments, including loans to the joint venture, were stated at cost plus or minus the Company’s equity in undistributed earnings or losses. On May 31, 2006, the Company purchased the remaining 51% of African Solutions from African Legends Technology for $161 less cash acquired of $20, to make it a wholly owned subsidiary. The Company applied purchase accounting to record the transaction. The purchase price was less than the fair value of assets acquired and therefore the Company wrote-down the value of all long-term assets to zero and recorded a gain of $37. As of June 1, 2006, 100% of the results of African Solutions are included in the consolidated results of the Company in discontinued operations as it is part of the Enterprise Solutions business segment.

On October 31, 2006, the Company sold certain assets and liabilities through which it operated the AXS-One Enterprise Solutions financial management and accounting applications business (‘‘Enterprise Solutions’’) to Computron Software, LLC for the sum of $12 million in cash plus future potential consideration for exceeding specified license revenue targets. Additionally, Computron LLC assumed net liabilities of approximately $6.5 million. The estimated gain on sale will be between $17 million and $18 million. The assets sold of approximately $2.1 million, primarily consist of client contracts, marketing agreements, internally developed software, accounts receivable and fixed assets of the business. The liabilities assumed of approximately $8.6 million, consist primarily of employee related liabilities, accounts payable and deferred revenue.

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

We have experienced, and may in the future experience, significant fluctuations in our quarterly and annual revenues, results of operations and cash flows. We believe that domestic and international operating results and cash flows will continue to fluctuate significantly in the future as a result of a variety of factors. For a description of these factors that may affect our operating results, see ‘‘Risk Factors’’ in Part II Item 1A of this Form 10-Q and in our 2005 Annual Report on Form 10-K.

Results of Operations

The following table sets forth for the periods indicated, certain operating data, and data as a percentage of total revenues:

	Three Months Ended September 30, 2006		Three Months Ended September 30, 2005
(in thousands)	As Reported	Data as a % of total revenue	As Reported	Data as a % of total revenue
	(Unaudited)		(Unaudited)
Revenues:
License fees	$476	21.3%	$2,017	54.4%
Services	1,757	78.7	1,690	45.6
Total revenues	2,233	100.0	3,707	100.0
Operating expenses:
Cost of license fees	257	11.5	287	7.7
Cost of services	2,195	98.3	1,422	38.4
Sales and marketing	2,292	102.6	1,558	42.0
Research and development	1,610	72.1	1,381	37.3
General and administrative	1,042	46.7	947	25.5
Total operating expenses	7,396	331.2	5,595	150.9
Operating loss	(5,163)	(231.2)	(1,888)	(50.9)
Other income (expense), net	(4)	(0.2)	91	2.5
Loss before taxes	(5,167)	(231.4)	(1,797)	(48.4)
Income tax benefit	—	—	—	—
Loss from continuing operations	(5,167)	(231.4)	(1,797)	(48.4)
Income from discontinued operations	2,327	104.2	1,974	53.2
Net Income (loss)	$(2,840)	(127.2)%	$177	4.8%

	Nine Months Ended September 30, 2006		Nine Months Ended September 30, 2005
(in thousands)	As Reported	Data as a % of total revenue	As Reported	Data as a % of total revenue
	(Unaudited)		(Unaudited)
Revenues:
License fees	$1,736	22.4%	$2,806	33.7%
Services	6,025	77.6	5,510	66.3
Total revenues	7,761	100.0	8,316	100.0
Operating expenses:
Cost of license fees	892	11.5	814	9.8
Cost of services	6,336	81.6	5,527	66.5
Sales and marketing	7,261	93.6	5,643	67.9
Research and development	4,884	62.9	4,569	54.9
General and administrative	3,494	45.0	3,346	40.2
Restructuring and other costs	—	—	322	3.9
Total operating expenses	22,867	294.6	20,221	243.2
Operating loss	(15,106)	(194.6)	(11,905)	(143.2)
Other income (expense), net	81	1.0	(265)	(3.1)
Loss before taxes	(15,025)	(193.6)	(12,170)	(146.3)
Income tax benefit	—	—	25	0.3
Loss from continuing operations	(15,025)	(193.6)	(12,145)	(146.0)
Income from discontinued operations	6,951	89.6	4,794	57.6
Net Income (loss)	$(8,074)	(104.0)%	$(7,351)	(88.4)%

Comparison of Three Months Ended September 30, 2006 to 2005

Revenues

Total revenues from continuing operations decreased $1.5 million or 39.8% for the three months ended September 30, 2006 as compared to the corresponding prior year period due to a $1.5 million or 76.4% decrease in license fees. The three months ended September 30, 2005 included a license fee of approximately $1.0 million to one customer which was not repeated in the three months ended September 30, 2006. Additionally, revenue from our partner channel was weaker in the third quarter compared with the third quarter of 2005, although the Company expects channel revenue to strengthen in future quarters.

Total revenues for the three months ended September 30, 2006 included $0.3 million or 12.8% of revenues from one customer. Total revenue for the three months ended September 30, 2005 included $1.4 million and $0.5 million or 38.4% and 14.5% respectively of total revenues from two customers.

The following table sets forth, for the periods indicated, each major category of our services revenues as a percent of total services revenues:

	Three Months Ended September 30,
(dollars in thousands)	2006		2005
	Amount	% of Total	Amount	% of Total
Maintenance	$1,089	62.0%	$1,159	68.6%
Consulting	570	32.4%	487	28.8%
Subscription revenue	98	5.6%	44	2.6%
Total services revenue	$1,757	100.0%	$1,690	100.0%

Maintenance revenue declined slightly in the third quarter of 2006 compared with 2005 resulting from a reversal of revenue relating to one of the Company’s customers as a result of non-payment of maintenance fees, approximating $0.1 million. Consulting revenue increased slightly in the same period resulting from stronger license revenue and related consulting backlog from the second quarter 2006 compared with the second quarter 2005. Subscription revenue has increased resulting from larger volumes of records being processed through the Company’s hosted E-delivery product in the third quarter 2006 compared with the third quarter 2005.

Operating Expenses

The Company is currently developing a restructuring plan that will be implemented in the fourth quarter of 2006 to reduce operating expenses by approximately $5 million to $6 million on an annual basis.

Cost of license fees consists primarily of amortization of capitalized software development costs and amounts paid to third parties with respect to products we resell in conjunction with the licensing of our products. The elements can vary substantially from period to period as a percentage of license fees. Cost of license fees for the three months ended September 30, 2006 were flat compared to the corresponding prior year period as increased royalty fees for third party software used in conjunction with our software (which includes both embedded software and separately sold software) were offset by decreased amortization of capitalized software development costs.

Cost of services consists primarily of personnel and third party costs for product quality assurance, training, installation, consulting and customer support. Cost of services increased $0.8 million or 54.4% for the three months ended September 30, 2006, as compared to the corresponding prior year period. The increase for the three-month period was mainly due to increases in services personnel, redeployment of Enterprise Solutions resources to focus on the RCM product line, and third party consultants to install and support the RCM products. Additionally, cost of resources formerly shared by the Enterprise Solutions segment and the RCM segment are now borne solely by the RCM segment. This also affects Sales & Marketing expenses, R&D expenses and G&A expenses. These costs will be reduced as part of the restructuring mentioned above.This increase in costs resulted in a negative service margin of 24.9% for the three months ended September 30, 2006 compared with a positive service margin of 15.9% for the corresponding prior year period. The Company expects to return to positive margins in future quarters as service revenue increases and costs are reduced.

Sales and marketing expenses consist primarily of salaries, commissions and bonuses related to sales and marketing personnel, as well as travel and promotional expenses. Sales and marketing expenses were $0.7 million or 47.1% higher for the three months ended September 30, 2006, as compared to the corresponding prior year period. The increase for the three-month period was mainly due to the addition of sales, sales support and marketing personnel and the redeployment of Enterprise Solutions resources to focus on the RCM product line to expand the sales and distribution of the Company’s RCM products.

Research and development expenses consist primarily of personnel costs, costs of equipment, facilities and third party software development costs. Research and development expenses are generally charged to operations as incurred. However, certain software development costs are capitalized in accordance with Statement of Financial Accounting Standards No. 86 (‘‘SFAS 86’’). Such capitalized software development costs are generally amortized to cost of license fees on a straight-line basis over periods not exceeding three years. There was no significant cost capitalized over the periods ended September 30, 2006 and 2005.

Research and development expenses (net of capitalized software development costs) increased $0.2 million or 16.6% for the three months ended September 30, 2006, as compared to the comparable prior year period. The increase is primarily the result an increased employee related cost and increase in the use and cost of third party consultants for development of the RCM products.

General and administrative expenses consist primarily of salaries for administrative, executive and financial personnel, and outside professional fees. General and administrative expenses increased $0.1 million or 10.0% for the three months ended September 30, 2006 as compared to the corresponding prior year period. The increase for the three-month period was mainly due to increased headcount and higher costs for professional services.

Operating Loss

Operating loss increased $3.3 million for the three months ended September 30, 2006 as compared to the corresponding prior year period as a result of the decrease in license revenue of $1.5 million and increase in operating expenses of $1.8 million as a result of the reasons described above.

Other Income (Expense), Net

Other income (expense), net decreased $0.1 million for the three months ended September 30, 2006, as compared to the same period in 2005. The decrease is the result of lower interest income and higher interest expense resulting from the increased use of our bank debt.

Loss from continuing operations

Loss from discontinued operations increased $3.4 million for the three months ended September 30, 2006, as compared to the same period in 2005 for the reasons stated in ‘‘Operating Loss’’ above.

Income from discontinued operations

Income from discontinued operations increased $0.4 million for the three months ended September 30, 2006, as compared to the same period in 2005 due to the transfer of certain personnel from the Enterprise Solutions business to the RCM business, offset somewhat by reduced revenue relating to customer cancellations of maintenance contracts and lower professional services revenue.

Net Income (Loss)

Net income (loss) decreased from $0.2 million, or $0.01 per diluted share of income for the three months ended September 30, 2005 to $(2.8) million, or $(0.08) per diluted share loss for the three months ended September 30, 2006, for the reasons stated above.

Comparison of Nine Months Ended September 30, 2006 to 2005

Revenues

Total revenues decreased $0.6 million or 6.7% for the nine months ended September 30, 2006 as compared to the corresponding prior year period due to a $1.1 million or 38.1% decrease in license revenue offset somewhat by a $0.5 million or 9.3% increase in service revenue. License revenues for 2005 included a license fee of approximately $1.0 million to one customer which was not repeated in the 2006. This reduction was offset by stronger revenue from our partner channel in 2006 compared with 2005. Consulting revenue is stronger in 2006 resulting in part from two large RCM professional service implementations which have taken place in 2006.

Total revenues for the nine months ended September 30, 2006 included $1.1 million and $0.9 million or 14.3% and 12.2% respectively of total revenues from two customers. Total revenue for the nine months ended September 30, 2005 included $2.1 million and $0.9 million or 25.0% and 10.8% respectively of total revenues from two customers.

The following table sets forth, for the periods indicated, each major category of our services revenues as a percent of total services revenues:

	Nine Months Ended September 30,
(dollars in thousands)	2006		2005
	Amount	% of Total	Amount	% of Total
Maintenance	$3,450	57.3%	$3,374	61.2%
Consulting	2,232	37.0%	2,035	36.9%
Subscription revenue	343	5.7%	101	1.9%
Total services revenue	$6,025	100.0%	$5,510	100.0%

The increase in services revenues is the result of increases in all categories of service revenue, particularly in subscription revenue from the Company’s E-delivery travel service in Europe. Subscription revenue has increased resulting from larger volumes of records being processed through the Company’s hosted E-delivery product in 2006 compared with 2005.

Operating Expenses

Cost of license fees consists primarily of amortization of capitalized software development costs and amounts paid to third parties with respect to products we resell in conjunction with the licensing of our products. The elements can vary substantially from period to period as a percentage of license fees. Cost of license fees increased $0.1 million or 9.6% for the nine months ended September 30, 2006, as compared to the corresponding prior year period mainly as a result of an increase in royalty fees for third party software used in conjunction with our software (which includes both embedded software and separately sold software) offset somewhat by decreased amortization of capitalized software development costs.

Cost of services consists primarily of personnel and third party costs for product quality assurance, training, installation, consulting and customer support. Cost of services increased $0.8 million or 14.6% for the nine months ended September 30, 2006, as compared to the corresponding prior year period. The increase for the nine-month period was mainly due to increases in services personnel, redeployment of Enterprise Solutions resources to focus on the RCM product line and third party consultants to install and support the RCM products. Additionally, cost of resources formerly shared by the Enterprise Solutions segment and the RCM segment are now borne solely by the RCM segment. This also affects Sales & Marketing expenses, R&D expenses and G&A expenses. These costs will be reduced as part of the restructuring mentioned above. This increase in costs resulted in a negative margin of 5.2% for the nine months ended September 30, 2006 compared to a negative service margin of .3% for the corresponding prior year period. The Company expects positive margins in the future as service revenue increases and costs are reduced.

Sales and marketing expenses consist primarily of salaries, commissions and bonuses related to sales and marketing personnel, as well as travel and promotional expenses. Sales and marketing expenses increased

$1.6 million or 28.7% for the nine months ended September 30, 2006, as compared to the corresponding prior year period. The increase was mainly due to the addition of sales, sales support and marketing personnel, redeployment of Enterprise Solutions resources to focus on the RCM product line, and increased spending on marketing programs, to expand the sales and distribution of the Company’s RCM products.

Research and development expenses consist primarily of personnel costs, costs of equipment, facilities and third party software development costs. Research and development expenses are generally charged to operations as incurred. However, certain software development costs are capitalized in accordance with Statement of Financial Accounting Standards No. 86 (‘‘SFAS 86’’). Such capitalized software development costs are generally amortized to cost of license fees on a straight-line basis over periods not exceeding three years. There was no significant cost capitalized over the periods ended September 30, 2006 and 2005.

Research and development expenses (net of capitalized software development costs) increased $0.3 million or 6.9% for the nine months ended September 30, 2006, as compared to the comparable prior year period. The increase is primarily the result an increase in the use of third party consultants for development of the RCM products and increased employee-related costs.

General and administrative expenses consist primarily of salaries for administrative, executive and financial personnel, and outside professional fees. General and administrative expenses increased $0.1 million or 4.4% for the nine months ended September 30, 2006 as compared to the corresponding prior year period. The increase is primarily due higher professional services fees.

On June 30, 2005, in order to reduce operating costs to better position ourselves in the current market, we eliminated 6 positions from continuing operations. We recorded a charge to operations in the second quarter of 2005 totaling $0.3 million related to involuntary termination benefits to be paid to the terminated employees. Approximately $0.2 million of these restructuring costs have been paid. The remaining liability at September 30, 2006 is $0.1 million and is expected to be paid in 2006. There was no restructuring cost incurred in 2006.

Operating Loss

Operating loss increased $3.2 million for the nine months ended September 30, 2006 as compared to the corresponding prior year period due mainly to an increase of $2.6 million in operating expenses and a decrease in total revenue of $0.6 million as described above.

Other Income (Expense), Net

Other income (expense), net improved $0.3 million for the nine months ended September 30, 2006, as compared to the same period in 2005. The improvement is principally related to foreign currency exchange rate fluctuations and higher interest income offset partially by higher interest expense.

Loss from continuing operations

Loss from discontinued operations increased $2.9 million for the nine months ended September 30, 2006, as compared to the same period in 2005 primarily due to the reasons stated above.

Income from discontinued operations

Income from discontinued operations increased $2.2 million for the nine months ended September 30, 2006, as compared to the same period in 2005 due to the transfer of certain personnel from the Enterprise Solutions business to the RCM business, offset somewhat by reduced revenue relating to customer cancellations of maintenance contracts and lower professional services revenue.

Net Loss

Net loss increased $0.7 million to $8.1 million or $(0.23) per diluted share for the nine months ended September 30, 2006, as compared to $7.4 million or $(0.24) per diluted share for the same period in 2005 due to the reasons stated above.

Liquidity and Capital Resources

On June 21, 2005 and September 21, 2005 we completed a private placement of shares of common stock that resulted in the receipt of net proceeds of approximately $5.8 million and $0.6 million, respectively. (See Note 7 to the Consolidated Interim Financial Statements).

On August 11, 2004, the Company entered into a two-year Loan and Security Agreement (the ‘‘Agreement’’) which contains a revolving line of credit under which the Company had available the lesser of $4.0 million or 80% of eligible accounts, as defined (See Note 3 to the Consolidated Interim Financial Statements).

On January 27, 2005, March 28, 2005 and September 13, 2005, the Company entered into modifications to the Agreement (the ‘‘Amended Agreement’’) in order to revise certain terms of the Agreement including the loan fees, interest on the loan and the financial covenants. The Amended Agreement included a waiver of the Company’s June 30, 2005 financial covenant default.

Borrowings under the revolving line of credit, per the Amended Agreement, bore interest at prime rate plus one and one half percent (1.5%). Should, however, the Company fail to meet certain of the financial covenants set forth in the Amended Agreement, the interest rate would increase to the prime rate plus two and one half percent (2.5%). The Agreement provided for a non-refundable commitment fee of $30 per year and an unused revolving line facility fee of .25% per annum. The Amended Agreement increased the second year commitment fee to $40 and the unused line fee to 0.375% per annum. The Amended Agreement includes a warrant waiver fee of $20 and upon the occurrence of certain events, minimum monthly interest of $8 and an additional $20 warrant waiver fee. The Agreement is secured by substantially all domestic assets of the Company. The maturity date of the loan was August 9, 2006. As described in greater detail in the Amended Agreement, the loan is subject to acceleration upon breach of: (i) a covenant tested monthly regarding the ratio of unrestricted cash and net billed accounts receivable to current liabilities minus deferred revenue, which is to be no less than 1.35 to 1.0 (‘‘adjusted quick ratio covenant’’), (ii) a covenant tested quarterly regarding the Company's EBITDAS (earnings before interest expense (excluding interest income), taxes, depreciation, amortization and stock compensation expense in accordance with GAAP), and (iii) other customary non-financial covenants. There is also a monthly transition event covenant which requires the Company to maintain an adjusted quick ratio covenant greater than or equal to 1.60 to 1.0.

As of March 31, 2006, the Company was in compliance with the monthly adjusted quick ratio covenant and the transition event covenant, but was not in compliance with the quarterly EBITDAS covenant, which requires the Company to achieve EBITDAS of the lesser of $1 better than the immediately preceding quarter EBITDAS or $1. On May 11, 2006, the Bank granted a waiver of the EBITDAS covenant as of March 31, 2006. The waiver was for the March 31, 2006 date only.

As of June 30, 2006, the Company was in compliance with the quarterly EBITDAS covenant and the monthly adjusted quick ratio covenant, but was not in compliance with the transition event covenant, which requires the Company to maintain an adjusted quick ratio covenant greater than or equal to 1.60 to 1.00. As result of such violation, the Bank moved the Company to the higher interest rate facility which required the Company to pay interest on outstanding balances of prime plus 2.5%, incur minimum monthly interest expense of $8 and pay a one-time warrant waiver fee of $10.

As of September 30, 2006, there was $1,844 outstanding under the Amended Agreement, which was the full amount of availability under the Amended Agreement based on the lesser of $4,000 or 80% of eligible accounts receivable. The Company was not in compliance with the quarterly EBITDAS covenant or the monthly adjusted quick ratio covenant as of September 30, 2006. On October 20, 2006, the Company received a notice of default from the Bank in connection with these covenant violations. As a result, the effective interest rate of the loan has increased by 4.0%, any additional loans were at the Bank’s sole discretion and the Bank reserved the right to declare all obligations to be immediately due and payable in full, a right which they did not exercise.

On October 31, 2006 the Company and the Bank entered into a Second Loan Modification Agreement and an Intellectual Property Security Agreement. The Second Loan Modification Agreement serves (a) to amend the Amended Agreement by reducing the amount the Company may borrow on a revolving basis from (i) up to the lesser of (A) $4,000,000 or (B) 80.0% of the Eligible Accounts to (ii) up to the lesser of (A) $2,000,000 or (B) 70.0% of the Eligible Accounts, and (b) as an agreement by the Bank to forbear until November 10, 2006 from exercising its rights and remedies with respect to the default of the Company for failure to comply with certain financial covenants under the Amended Agreement at September 30, 2006. The IP Security Agreement serves to supplement the Amended Agreement by including among the assets securing the Company’s indebtedness to the Bank, a security interest in all of the Company’s right, title and interest in, to and under its Intellectual Property Collateral.

On November 11, 2006 the Company and the Bank entered into a Third Loan Modification Agreement. The Third Loan Modification Agreement serves (a) to amend the Second Loan Modification Agreement by increasing the amount the Company may borrow on a revolving basis from (i) up to the lesser of (A) $2,000,000 or (B) 70.0% of the Eligible Accounts to (ii) up to the lesser of (A) $4,000,000 or (B) 70.0% of the Eligible Accounts, and (b) as an agreement by the Bank to extend the forbearance from exercising its rights and remedies with respect to the default of the Company through December 10, 2006 for failure to comply with certain financial covenants under the Amended Agreement at September 30, 2006. It is the Company’s intent to negotiate with the Bank to seek another amendment to the Amended Agreement to extend the loan into 2008 and revise the related financial covenants

Our operating activities used cash of $12.9 million for the nine months ended September 30, 2006 and $12.1 million for the nine months ended September 30, 2005. Net cash used in operating activities during the nine months ended September 30, 2006 is primarily the result of the net loss from continuing operations and a decrease in deferred revenue offset slightly by reduced accounts receivable, increased accrued expenses, and depreciation and amortization. The use of cash in 2005 was primarily the result of the net loss from continuing operations, increased accounts receivable and decreased accounts payable and accrued expenses; offset slightly by decreases in prepaid and other current assets and depreciation and amortization.

Our investing activities used cash of $0.2 million and zero for the nine months ended September 30, 2006 and 2005, respectively. The use of cash for 2006 was primarily for the purchase of computer equipment for the Company’s internal operations.

Cash provided by financing activities was $2.0 million and $8.8 million for the nine months ended September 30, 2006 and 2005, respectively. For the nine months ended September 30, 2006, cash was provided by borrowings under the Company’s debt facility and the exercise of stock options during the period. For the nine months ended September 30, 2005, cash was primarily provided by net proceeds received from the private placement and the exercise of stock options and warrants and by borrowings under the Company’s debt facility.

Cash provided by discontinued operations was $9.5 million and $3.4 million for the nine months ended September 30, 2006 and 2005, respectively. For the nine months ended September 30, 2006, cash was provided by net income from discontinued operations and the change in net assets held for sale. For the nine months ended September 30, 2005, cash was provided by net income from discontinued operations offset somewhat by the change in net assets held for sale.

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

We generated a net loss of $8.1 million for the nine months ended September 30, 2006 and $9.0 million and $5.2 million for the years ended December 31, 2005 and 2004, respectively. We experienced a decline in revenue as our business shifted to focus more heavily on the records compliance management business. Management’s initiatives over the last two years, including the restructurings in June 2005 and 2004, the private placements of common stock in April 2004 and June 2005 and 10% salary cuts of executive management for most of the second half of 2005, and the sale of the Enterprise Solutions business, have been designed to improve operating results and liquidity and better position AXS-One to compete under current market conditions. As a result of these efforts, we expect that our current cash balance, availability of borrowing capacity under our bank line of credit, and operating cash flow should be sufficient to meet the short-term requirements of the business. However, we may in the future be required to seek new sources of financing or future accommodations from our existing lender or other financial institutions, or we may seek equity infusions from private investors. Our ability to fund our operations is heavily dependent on the growth of our revenues over current levels to achieve profitable operations, particularly given the recent sale of the Enterprise Solutions business, which was our profitable segment. We will also be required to further reduce operating costs in order to meet our obligations. We are currently developing a restructuring plan that will be implemented in the fourth quarter of 2006 to reduce operating expenses by approximately $5 million to $6 million on an annual basis. If we are unable to achieve profitable operations or secure additional sources of capital, there would be substantial doubt about our ability to fund future operations and ultimately continue as a going concern. Additionally, there is a risk that cash held by one foreign subsidiary approximating $0.4 million at September 30, 2006 may not be readily available for use in our U.S. operations to pay our obligations as the transfer of funds is sometimes delayed due to various foreign government restrictions. No assurance can be given that management’s initiatives will be successful or that any such additional sources of financing, lender accommodations or equity infusions will be available.

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

The majority of our training and consulting services are billed based on hourly rates. We generally recognize revenue as these services are performed. However, when we enter into an arrangement that is based on a fixed fee, revenue is recognized using the percentage of completion method of accounting. When we enter into an arrangement that requires us to perform significant work either to alter the underlying software or to build additional complex interfaces so that the software performs as the customer requests, we recognize the license revenue and service revenue using the percentage of completion method of accounting. This would apply to our custom programming services, which are generally contracted on a fixed fee basis. Anticipated losses, if any, are charged to operations in the period such losses are determined to be probable.

Revenues from transaction fees associated with our subscription arrangements, billable on a per transaction basis and included in services revenue in the Consolidated Statements of Operations, are recognized based on the actual number of transactions processed during the period.

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

In accordance with EITF Issue No. 01-14, ‘‘Income Statement Characterization of Reimbursement Received for ‘Out of Pocket’ Expenses Incurred,’’ reimbursements received for out-of-pocket expenses incurred are classified as services revenue and the related expense is recorded in cost of services in the unaudited Consolidated Statements of Operations.

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

In September 2006, the FASB issued Statement No. 157 ‘‘Fair Value Measurements’’, which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosure about fair value measurement. FASB Statement No. 157 applies to other accounting pronouncements that require fair value measurements that require or permit fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007 and for interim periods within those fiscal years. We are currently evaluating the potential impact, in any, of the adoption of FASB Statement No. 157 on our consolidated financial position, results of operations and cash flows.

Certain Factors That May Affect Future Results and Financial Condition and the Market Price of Securities

See Part II, Item 1A herein and our 2005 Annual Report on Form 10K for a detailed discussion of risk factors.

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

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 30, 2006. Based upon the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of September 30, 2006.

Internal controls over financial reporting

There have been no changes in the Company's internal control over financial reporting during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II    OTHER INFORMATION

Item 1A.	Risk Factors

We have a previous history of net losses.

AXS-One incurred a net loss of $8.1 million for the nine months ended September 30, 2006 and $9.0 million and $5.2 million for 2005 and 2004, respectively, after having generated net income of $2.3 million during the year ended December 31, 2003. Although AXS-One generated revenues and reduced costs sufficient to be profitable in 2003, we were not able to sustain profitability in the first nine month of 2006 or for the years 2005 and 2004 and may not be able to on a quarterly or annual basis in the future. As of September 30, 2006, we had an accumulated deficit of $98.7 million. On November 1, 2006, we sold the assets of our Enterprise Financials business to Computron Software, LLC, a subsidiary of Parallax Capital Partners, LLC for $12 million in cash plus future potential consideration if specified license revenue thresholds are exceeded. Since the Enterprise Financials business was profitable during 2005 and prior to its sale in 2006, our losses for the remainder of 2006 are expected to increase.

Additionally, AXS-One’s revenue and operating results have fluctuated and may continue to fluctuate significantly from quarter to quarter in the future, causing our common stock price to be quite volatile and may cause the market price to fall. A variety of factors, many of which are not in our control, cause these fluctuations and include, among others:

–	the proportion of revenues we earn from license fees versus fees for the services we provide,

–	the number of partners selling our products and their continued willingness to do so,

–	the number of third parties we use to perform services,

–	the amount of revenues we generate from our sale of third party software,

–	demand for our products,

–	the size and timing of individual license transactions,

–	the products and enhancements that we, or our competitors, introduce,

–	changes in our customers’ budgets,

–	potential customers’ unwillingness to undertake major expenditures with us due to our past operating results,

–	competitive conditions in the industry and general economic conditions and

–	unrest in the Middle East or other world events.

Additionally, clients’ licensing of our products is often delayed because:

–	our clients must commit a significant amount of capital,

–	frequently, a license purchase must be authorized through the multiple channels within a client’s organization and,

–	sales are increasingly driven through our partners, reducing our control over the sales cycle.

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

Delays in the timing of when we recognize specific revenues may adversely and disproportionately affect our operating results because:

–	a high percentage of our operating expenses are relatively fixed, and

–	only a small percentage of our operating expenses vary with our revenues.

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

Additionally, our business has experienced, and we expect to continue to experience, significant seasonality, due, in part, to our customers’ buying patterns, caused primarily by:

–	our customers’ budgeting and purchasing patterns, and

–	our sales commission policies. Generally, we compensate our sales personnel based on quarterly and annual performance quotas.

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

The market in which we compete is intensely competitive.

AXS-One can give no assurance that we will be able to compete successfully against current or future competitors or that competitive pressures will not have a material adverse effect on our business, operating results and financial condition. Our market is intensely competitive and changing rapidly. A number of companies offer products similar to ours and target the same customers. We believe that our ability to compete depends upon many factors, many of which are not in our control, including, among others,

–	timing and market acceptance of new products and enhancements developed by us, as well as by our competitors,

–	whether our products are reliable, how they function, perform, and are priced,

–	our customer service and support,

–	our sales and marketing efforts, and

–	our product distribution.

AXS-One solutions are positioned in a highly dynamic market. Our competitors for records and compliance management products include IBM, HP, EMC (Legato), CA (iLumin), OpenText (IXOS), Zantaz and Symantec (KVS). There are also a growing number of smaller, niche vendors targeting specific areas of this market worldwide.

Most of our competitors are substantially larger than us, and have significantly greater financial, technical and marketing resources, and extensive direct and indirect distribution channels. As a result, our competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements or to devote greater resources to developing, promoting and selling their products than we can. Additionally, our competitors often have stronger financial positions than we do, and use that fact as an advantage during the selling process. Our products also compete with those offered by other vendors and with proprietary software developed by third-party professional service organizations, as well as by potential customers’ management information systems departments.

As our market continues to develop and expand, we expect established and emerging companies to compete with us due to the relatively low barriers necessary to enter the software market. We expect that competition will also increase as the software industry consolidates. During 2005, we saw the acquisition trend continue with competitors in the records and compliance management market being acquired by large companies with significantly greater financial and marketing resources than us. Furthermore, we cannot assure anyone that any of the companies with whom we currently have relationships, most of which may have significantly greater financial and marketing resources than we do, will not, in the future, develop or market software products that compete with our products, or discontinue their relationship or support of us.

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

–	reducing the price of our products,

–	reducing our gross margins, and

–	losing our market share.

Any of these factors would adversely affect our business, our operating results and financial condition.

AXS-One depends on one principal suite of products for its revenues.

On October 31, 2006, AXS-One sold the assets of our Enterprise Financials business to Computron Software, LLC, a subsidiary of Parallax Capital Partners, LLC for $12 million in cash plus future potential consideration if specified license revenue thresholds are exceeded. Therefore, we expect that substantially all of our revenues for 2007 will be attributable to the licensing, maintenance and support services of our suite of AXS-One Compliance Platform solutions. The market for these products is relatively new and evolving rapidly. Accordingly, our future operating results will depend, in part, on:

–	achieving broader market acceptance of our products and services,

–	expanding our relationships with vendors in the emerging subscription market as well as our Value-Added Reseller network worldwide,

–	expanding our relationships with systems integrators,

–	maintaining our existing customer base,

–	expanding our customer base, as well as

–	enhancing these products and services to meet our customers’ evolving needs.

Additionally, during 2007, our AXS-One Compliance Platform solutions need to gain greater market acceptance. If:

–	demand in the market for our type of software is reduced,

–	competition increases, or

–	sales of such products or services decline,

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

For the nine months ended September, 2006, two customers represented 14.3% and 12.2% individually, of total revenue. For the year ended December 31, 2005, one customer represented 18.4% of total revenues. For the nine months ended September 30, 2006, two customers represented 40.0% and 10.6%, individually, of license revenue. For the year ended December 31, 2005, two customers represented 26.8% and 12.2% individually of license revenue. One customer represented 12.7% of service revenues for the nine months ended September 30, 2006. One customer represented 13.6% of service revenues for the year ended December 31, 2005.

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

Our software performance, customization, reporting capabilities, or other business objectives may or may not be affected by these changes and may or may not render us incapable of meeting future customer software demands. Introducing products embodying new technologies and emerging new industry standards can render existing products obsolete and unmarketable. Accordingly, it is difficult to estimate our products’ life cycles. Our future success will depend in part on our ability to develop and introduce new AXS-One Compliance Platform products that respond to evolving customer requirements and keep pace with technological development and emerging industry standards, such as new:

–	operating systems,

–	hardware platforms,

–	new environments such as subscription and ASP providers,

–	interfaces, and

–	third party hardware and application software.

We can give no assurance that:

–	we will be successful in developing and marketing product enhancements or new products that respond to:

•	technological change,

•	changes in customer requirements, or

•	emerging industry standards.

–	we will not experience difficulties that could delay or prevent our successfully developing, introducing and marketing new products and enhancements, or

–	any new products or enhancements that we may introduce will be accepted by our targeted market.

Software products as complex as those we offer often encounter development delays and, when introduced or when new versions are released, may contain undetected errors or may simply fail. These delays, errors or failures create a risk that the software will not operate correctly and could cause our future operating results to fall short of expectations published by certain public market financial analysts or others. From time to time, we develop products that are intended to be compatible with various new computer operating systems, although we make no assurances that we will successfully develop software products that will be compatible with additional operating systems or that will perform as we intend. Additionally, our products, technologies and our business in general rely upon third-party products from various sources including, among others:

–	hardware and software vendors,

–	relational database management systems vendors,

–	ERP software vendors

–	reporting software vendors

–	IM software vendors, or

–	e-mail system vendors.

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

We may not be successful in convincing customers to migrate to future releases of our products.

Our customers may not be willing to incur the costs or invest the resources necessary to complete upgrades to current or future releases of our products. This may lead to our loss of services, maintenance, and other support revenues, as well as less future business from customers that continue to operate prior versions of our products.

We risk being de-listed from the American Stock Exchange, which could reduce our ability to raise funds.

On October 6, 2006 the American Stock Exchange notified us that we were not in compliance with the exchange’s continued listing requirements due to shareholders equity of less than $2,000,000 and losses from continuing operations and/or net losses in two out of our three most recent fiscal years. We submitted a compliance plan on November 6, 2006, advising the American Stock Exchange of action we have taken or will take to bring AXS-One into compliance with the exchange’s continued listing standards within a maximum of 18 months. Acceptance of the plan is in the discretion of the American Stock Exchange. If the plan is accepted, we will be able to continue our listing during the plan period of up to 18 months, during which time we will be subject to periodic review to determine whether we are making progress consistent with the plan. If we are not in compliance with the listing standards at the end of the 18-month period or do not make progress consistent with the plan, the American Stock Exchange will initiate delisting proceedings.

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

On August 11, 2004, we entered into a two-year Loan and Security Agreement (‘‘Agreement’’) with a financial institution which contains a revolving line of credit under which we can borrow the lesser of $4 million or 80% of eligible accounts, as defined in the Agreement. The Agreement contains certain restrictive financial covenants. On January 27, March 28 and September 13, 2005 we amended the Loan and Security Agreement in order to revise certain terms of the Agreement.

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

On March 14, 2006, the Company and the bank agreed to extend the loan to February 15, 2007. All other terms of the loan remained the same.

As of March 31, 2006, the Company was in compliance with the monthly adjusted quick ratio covenant and the transition event covenant, but was not in compliance with the quarterly EBITDAS covenant, which requires the Company to achieve EBITDAS of the lesser of $1 better than the immediately preceding quarter EBITDAS or $1. On May 11, 2006, the lender granted a waiver on the EBITDAS covenant as of March 31, 2006. The waiver was for the March 31, 2006 date only.

As of June 30, 2006, the Company was in compliance with the quarterly EBITDAS covenant and the monthly adjusted quick ratio covenant, but was not in compliance with the transition event covenant, which requires the Company to maintain an adjusted quick ratio covenant greater than or equal to 1.60 to 1.00. As result of such violation, the lender moved the Company to the higher interest rate facility which required the Company to pay interest on outstanding balances of prime plus 2.5%, incur minimum monthly interest expense of $8 and pay a one-time warrant waiver fee of $10.

As of September 30, 2006, there was $1,844 outstanding under the Amended Agreement, which was the full amount of availability under the Agreement based on the lesser of $4,000 or 80% of eligible accounts receivable. The Company was not in compliance with the quarterly EBITDAS covenant or the monthly adjusted quick ratio covenant as of September 30, 2006. On October 20, 2006, the Company received a letter of default from the lender in connection with these covenant violations. As a result, the effective interest rate of the loan has increased by 4.0%, any additional loans were at the lender’s sole discretion and the lender reserved the right to declare all obligations to be immediately due and payable in full, a right which they did not exercise.

On October 31, 2006 the Company and the lender entered into a Second Loan Modification Agreement and an Intellectual Property Security Agreement. The Second Loan Modification Agreement serves (a) to amend the Agreement by reducing the amount the Company may borrow on a revolving basis from (i) up to the lesser of (A) $4,000,000 or (B) 80.0% of the Eligible Accounts to (ii) up to the lesser of (A) $2,000,000 or (B) 70.0% of the Eligible Accounts, and (b) an agreement by the lender to forbear until November 10, 2006 from exercising its rights and remedies with respect to the default of the Company for failure to comply with certain financial covenants under the Agreement at September 30, 2006. The IP Security Agreement serves to supplement the Agreement by including among the assets securing the Company’s indebtedness to the lender, a security interest in all of the Company’s right, title and interest in, to and under its Intellectual Property Collateral.

On November 11, 2006 the Company and the Bank entered into a Third Loan Modification Agreement. The Third Loan Modification Agreement serves (a) to amend the Second Loan Modification Agreement by increasing the amount the Company may borrow on a revolving basis from (i) up to the lesser of (A) $2,000,000 or (B) 70.0% of the Eligible Accounts to (ii) up to the lesser of (A) $4,000,000 or (B) 70.0% of the Eligible Accounts, and (b) as an agreement by the Bank to extend the forbearance from exercising its rights and remedies with respect to the default of the Company through December 10, 2006 for failure to comply with certain financial covenants under the Amended Agreement at September 30, 2006. It is the Company’s intent to negotiate with the Bank to seek another amendment to the Amended Agreement to extend the loan into 2008 and revise the related financial covenants

In each of June 2005 and 2004 we initiated cost reduction efforts designed to reduce our operating costs and reduce our need for additional capital. In the future, if we are unsuccessful with increasing revenues and operating cash flow, we may be required to further reduce our operating costs. We believe we can successfully reduce the Company’s cost structure in the event of a shortage of capital; however, there can be no assurance that we will be able to reduce operating costs quickly enough or in amounts sufficient to avoid the need to find additional sources of financing.

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

In 2005, 2004 and 2003 the Company's total revenues generated by the Company’s foreign offices were as follows:

Year	$ Amount	Percentage of Total Revenues
2005	$4.3 million	38.1%
2004	$2.1 million	20.5%
2003	$1.9 million	27.7%

AXS-One is subject to additional risks related to operating in foreign countries. These risks generally include:

–	unexpected changes in tariffs, trade barriers and regulatory requirements,

–	costs of localizing products for foreign countries,

–	lack of acceptance of localized products in foreign markets,

–	longer accounts receivable payment cycles,

–	difficulties managing international operations,

–	potentially adverse tax consequences,

–	restrictions on repatriation of earnings,

–	reduced legal protection of our intellectual property, and

–	the burden of complying with a wide variety of foreign laws.

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

Our business, product development, operating results and financial condition could be adversely impacted if we fail to maintain our existing relationships or establish new relationships, in the future, with third parties because of diverging interests, one or more of these third parties is acquired, or for any other reason, whether or not within our control. We rely on third-party relationships with a number of consultants, systems integrators and software vendors to:

–	enhance our product development,

–	market and sell our products,

–	implement our software products, and

–	support our customers.

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

This stock ownership may prevent or discourage tender offers for our common stock unless these controlling stockholders approve the terms of any such offers. As of March 6, 2006, AXS-One’s executive officers, directors and affiliates together beneficially own approximately 20% of our outstanding common stock. As a result, these stockholders are able to exercise significant influence over matters requiring stockholder approval including:

–	electing directors, and

–	mergers, consolidations, and sale of all or substantially all of our assets.

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

AXS-One’s common stock trading price has, from time to time, experienced, and is likely to continue to experience, significant price and volume fluctuations, often responding to, among other factors:

–	quarterly variations in our operating results,

–	the gain or loss of significant contracts,

–	changes in earnings estimates by securities analysts,

–	announcements of technological innovations by us or our competitors,

–	announcements of new products or services by us or our competitors,

–	general conditions in the software and computer industries, and

–	general economic and market conditions.

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

AXS-ONE INC.
Date: November 20, 2006	By:	/s/ William P. Lyons
William P. Lyons Chief Executive Officer and Chairman of the Board
	By:	/s/ Joseph Dwyer
Joseph Dwyer Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)