Form 10-K
period 2006-12-31
AXS ONE INC
filed 2007-03-23
CIK 947427

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2006

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

YES     NO

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based upon the closing sale price of Common Stock on June 30, 2006 (the last business day of the Registrant’s most recently completed second fiscal quarter) as reported on the American Stock Exchange, was approximately $46.0 million. Shares of Common Stock held by each officer and director of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 7, 2007, the registrant had outstanding 36,007,425 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12, 13 and 14 of Part III are incorporated by reference from a portion of the Registrant’s definitive proxy statement to be furnished to stockholders in connection with the 2007 Annual Meeting of Stockholders.

PART I

Item 1.	Business

This Report contains statements of a forward-looking nature within the meaning of the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, relating to future events or future financial results of the Company. Investors are cautioned that such statements are only predictions and those actual events or results may differ materially. In evaluating such statements, investors should specifically consider the various factors identified in this Report which could cause actual events or results to differ materially from those indicated by such forward-looking statements, including the matters set forth in Item 1A ‘‘Risk Factors’’ below.

General

AXS-One Inc. (‘‘AXS-One’’ or the ‘‘Company’’) is a software company providing robust, secure business solutions that allow an organization to reduce the inherent risks associated with retaining and managing corporate records as well as to achieve efficiency in its business processes and to extend those efficiencies to its customers, suppliers, and business partners. AXS-One was formed in 1978 and has a proven track record in developing flexible, high-performance, scalable, secure and effective business solutions for Global 2000 organizations. AXS-One’s ability to quickly identify emerging market opportunities and to build high-quality, innovative solutions have won many awards over the years. The Company has devoted significant resources to developing new products which serve the Content Archival, Records Management, Compliance Management, E-Discovery, Litigation Readiness and Information Management Markets.

AXS-One believes that changes in the scope and complexity of the corporate regulatory, governance, privacy and legal environment have significantly altered how organizations are doing, and are required to do, business. Organizations are re-evaluating their software requirements to invest in solutions that ensure operational efficiency and competitive advantage while enabling them to address and satisfy their requirements for corporate governance, regulatory compliance, litigation readiness, legal discovery and privacy of information. AXS-One’s approach allows organizations to meet these requirements by leveraging investments in existing systems to extend them with collaborative web services and business components. This results in manageable investments, quick implementation schedules and a more rapid return on investment.

On October 31, 2006, the Company sold certain assets and liabilities through which it operated the AXS-One Enterprise Solutions financial management and accounting applications business (‘‘Enterprise Solutions’’) to Computron Software, LLC for the sum of $12 million in cash plus future potential consideration for exceeding specified license revenue targets. Additionally, Computron Software, LLC assumed net liabilities of approximately $6.2 million. The Company recorded a gain of $17.2 million on the sale. The assets sold primarily consist of client contracts, marketing agreements, internally developed software, accounts receivable and fixed assets of the business. The liabilities sold consist primarily of employee related liabilities, accounts payable and deferred revenue. The Company has classified the Enterprise Solutions business as a discontinued operation in the consolidated financial statements included in this form 10-K filing.

Previously, the Company had two reporting segments, Records Compliance Management and Enterprise Solutions. As a result of the sale of Enterprise Solutions, Records Compliance Management is the Company’s only reporting segment and therefore no longer meets the requirement for segment reporting.

Records Compliance Management — AXS-One Compliance Platform™   —   an integrated archiving and electronic records management software solution that enables organizations to manage growing volumes of disparate electronic records, including e-mail and instant messages, images, office documents, ERP-generated data such as electronic print reports and SAP archival data. All records are archived and managed according to corporate records policies from initial capture and indexing through archival, search and ultimate destruction. These products have been developed and optimized to address global issues of regulatory compliance, corporate governance, litigation readiness, e-discovery, supervision and privacy as they relate to the retention and disposition of electronic records, as well as to significantly reduce infrastructure costs (primarily storage and associated management costs).

Distribution

AXS-One markets its products worldwide through a direct sales force located in the United States, Canada, the United Kingdom, Germany, Poland, South Africa, Australia, Singapore, Hong Kong and Taiwan. During 2005 and 2006, the Company announced a number of partnerships to further expand its indirect sales channel through global partnership and local reseller agreements. For fiscal year 2006, AXS-One generated $1.1 million or 45.0% of license revenues from its distributors. For further information, see ‘‘Strategic Alliances and Business Development Programs’’.

Products

The Company’s primary product, the AXS-One Compliance Platform, is an integrated solution that enables organizations to securely capture, index, archive, share, search, supervise and manage the retention and disposition of electronic records, including e-mail and instant messages, images, office documents, ERP-generated data such as electronic print reports and SAP archival data. This product has been developed and optimized to address global issues of regulatory compliance, corporate governance, supervision, litigation readiness, legal discovery and privacy as they relate to the retention and disposition of electronic records.

The basis for this solution is AXS-One Central, a digital archiving solution that provides a centralized and highly scalable repository designed for long term secure storage and management of massive volumes (terabytes) of disparate data. Originally launched in 1993 as ‘‘COOL™’’, AXS-One Central has been implemented by major organizations worldwide to address disparate business issues. The product is widely implemented at global financial institutions, including some of the world’s largest financial institutions, for the long term archival of their financial books and records in compliance with SEC Rule 17a-4 under the Securities Exchange Act. Integrated workflow ensures full record integrity by providing a full audit trail ‘‘process chain of custody’’ to deliver documented evidence of all interaction during the life of the record and confirmation that records have not been modified. In addition to eliminating paper production, distribution and storage costs, the solutions provide fast, secure online access to relevant information via a powerful portal that can deliver significant productivity gains to organizations.

During 2006, AXS-One announced further significant development on the AXS-One Compliance Platform, focusing primarily on enhancements to address the growing market for litigation readiness and risk management. Version 3.5.5 was announced in September and introduced major new functionality including .PST file management and file system archiving. Both leverage the high-performance workflow integrated into the AXS-One Compliance Platform to address the scalability and litigation/liability issues of today’s enterprises associated with managing and migrating .PST files and records stored in file systems. Significant enhancements were made to the product’s Case Management functionality in response to growing pressures on organizations worldwide regarding litigation readiness and e-discovery. Enhancement to Supervisory Review focused on performance, scale and ease of use, in response to enterprise-wise demand for this functionality (versus departmental needs). Finally, usability enhancements were introduced to facilitate administration within the e-mail archiving products and significantly reduce implementation time and effort for the entire platform

On December 1st 2006, new rules for the preparation and discovery of electronic records in US Federal courts — The Federal Rules of Civil Procedure (FRCP) were enacted. The rules will potentially affect every organization in the United States and beyond. An important change embodied throughout the FRCP is the recognition of ‘‘electronically stored information’’ as a category of evidence equal to paper documents. The rules have significant impact on organizations’ electronic records management policies, which must be considered from an IT as well as legal perspective. As a company that has provided a single, integrated archiving and electronic records management solution to address all electronic records for more than 10 years, AXS-One believes that is uniquely positioned to leverage the new market opportunities afforded by the FRCP changes.

AXS-One believes that the enhancements and additional functionality made to the AXS-One Compliance Platform through 2006 continue to provide it with further competitive advantage, and means that the Company can offer its customers and prospective customers a broad suite of solutions that enable them to address their current enterprise needs and to scale to meet their future requirements. Additionally, the Company believes that the AXS-One Compliance Platform is increasingly attractive to partners and resellers and supports the needs of its channel strategy.

During 2006, AXS-One announced a significant number of new customer wins for its RCM technology around the world. The contracts were across multiple industries, including financial services, education, manufacturing, retail and government, and represented both competitive wins as well as wins with business partners. (See ‘‘Strategic Alliances and Business Development Programs.’’) AXS-One believes that the Company’s ability to deliver a single, integrated platform capable of managing large and growing volumes of disparate electronic records throughout their lifecycle, as well as its focus on real business requirements as they relate to technology continues to differentiate the Company from its competitors.

Applications built on AXS-One’s set of archiving and workflow products have been deployed as electronic bill presentment and document delivery solutions (e-delivery), self-service information systems, Internet report publishing and distribution solutions, customer service solutions, Internet-enabled information reconciliation solutions, and transaction confirmation solutions. These solutions are typically implemented in a timely manner, thus providing a rapid time-to-value. The AXS-One E-Delivery Service, developed for the European travel industry, went live during 2005. The service has been endorsed by the Civil Aviation Authority (the United Kingdom’s version of the Federal Aviation Authority in the United States) and has been widely adopted by the UK travel industry. At the end of 2006, 51 tour operators had subscribed to the E-Delivery Service, representing almost 80% of the entire UK travel sector.

AXS-One Records Compliance Management Architecture

The AXS-One Records Compliance Management solution suite is based on a single, scalable archive. This architecture provides the ability for organizations to capture, store, manage and reproduce ‘‘states-of-time’’ on demand: to reproduce, via a single interface, records such as e-mail, instant message, ERP-generated data such as SAP, desktop/office document (word processing and spreadsheet documents), electronic reports and more, based upon request by internal parties, or for satisfaction of external regulatory audit or litigation and legal discovery requests. This architecture also provides system level assurance of data and process integrity by delivering full, auditable process chain of custody records for the managed data.

AXS-One has focused its architectural requirements on enterprise scalability and performance, and on the ability to handle large, complex requirements for integration within large corporate infrastructures (which can then be easily applied to meet the requirements of strategic subscription and application service providers (ASP) partners). The Company continues to extend the value of the archive with the addition and continued improvements of our Web Services/XML capabilities, that allow our platform to be truly pervasive within an organization, and of applications that deliver significant value including e-delivery, e-mail and IM archiving, management of .PST file records and file systems, supervision, legal discovery and legal case hold, SAP archiving and records management.

AXS-One Records Compliance Management Products

Integrated product components are available for: digital archiving; electronic presentment; e-mail archival and management for Microsoft Exchange (including .PST file archiving), Lotus Notes, Sun One JMS, Bloomberg Mail and other message types; instant messaging archival, with specific connectors for products from FaceTime; file system archiving, archiving of ERP-generated data such as SAP, legacy and report archiving, desktop archiving for content such as word processing and spreadsheet documents; supervision; electronic records management; legal discovery and case management.

Client Services

The Company considers its Client Services to be a major asset and key differentiator from other vendors. With its 24 x 7 client support, ‘‘Implementation Certainty’’ methodology, standard and customized training and product certification, AXS-One has created a client services program to handle the needs of its customers and to support its channel partners.

As of December 31, 2006, the Company had 42 employees worldwide providing customer support, consulting and training services. To maintain a high standard of service, the Company requests customer evaluations of client support personnel on a quarterly basis. The Company’s services are described below.

Client Support

AXS-One’s global support centers are based in the U.S (at the company’s corporate headquarters in Rutherford, NJ), U.K. (for EMEA), Australia and Singapore. The global support center infrastructure has been optimized to allow for an effective and efficient ‘‘follow the sun’’ 24 x 7 customer support strategy. Annual maintenance contracts are generally required for the first year of a customer’s use of the Company’s products, and are renewable on an annual basis. Maintenance contracts entitle the customer to hot-line support and all product upgrades released during the term of the maintenance contract. Upgrades include all patches or releases related to a licensed software product. Maintenance is offered at three levels of hot-line support, Platinum, Gold and Silver. Maintenance fees vary depending on the hours of hot-line support requested by the customer and typically range between 18% and 25% of license fees on an annual basis.

The Company has implemented a next-generation customer service solution and has rigorous processes it adheres to in the call centers around the world to ensure optimal management and timely resolution of customer issues. The process is monitored and measured in each of the Support centers to ensure consistently high levels of customer satisfaction.

In addition to AXS-One’s own support services, certain partners (including Sun Microsystems and certain ASP/Hosting partners) have been trained and certified to provide first level support to their customers. Automatic e-mails from the partner’s call tracking system to our system ensure that optimal services levels can continue to be provided. This model has allowed us to expand our global support network and support our worldwide channel strategy.

Consulting Services

Given the broad capabilities of the AXS-One compliance product and the range of markets into which we sell, our customers have differing IT and business requirements that they are looking to address. One of the key competitive advantages of the AXS-One solution is richness of functionality and flexibility and, as a result our ability to meet customers’ disparate needs. The Company’s professional services group therefore works with our customers to understand their specific business requirements and ensure that project planning and management are focused on achieving that goal. The Company has developed consistent, reliable and repeatable implementation processes to ensure optimal customer satisfaction and rapid referenceability, as well as ensure that every customer understands how to get the most out of the entire AXS-One Compliance Platform. The professional service organization also provides support for upgrades, migrations and platform changes.

Education Services

The Company provides education services worldwide through its Knowledge Transfer organization. This group is responsible for the development and delivery of training courses designed to address the requirements of specific groups. This includes training for AXS-One staff and partners to address sales, pre-sales, consulting services and client services. Packaged and tailored training courses are also available for customers. Training courses vary in length and are delivered through scheduled classroom training, online ‘‘self-service’’ modules as well as at customer locations.

Backlog

As of December 31, 2006, there was no significant backlog for the Company’s products and services.

Revenue Concentrations

During the last two years, AXS-One has generated a significant amount of revenues from a select number of customers. For the year ended December 31, 2006, two customers represented 13.6% and 13.3% individually, of total revenue. For the year ended December 31, 2005 one customer represented 18.4% of total revenue. For the year ended December 31, 2006, two customers represented 31.5% and 14.3%, individually, of license revenue. For the year ended December 31, 2005, three customers represented 26.8%, 16.4% and 12.2% individually of license revenue. One customer represented 13.0% of service revenues for the year ended December 31, 2006. One customer represented 13.6% of service revenues for the year ended December 31, 2005.

Foreign Office Revenue

Refer to ‘‘Item 1A Risk Factors’’ for a discussion of revenues generated by the Company’s foreign offices.

Strategic Alliances and Business Development Programs

AXS-One’s mission is to be a leading provider of high performance Records Compliance Management software solutions, leveraging its expertise in archiving, workflow and compliance initially gained within the global financial services sector. The solutions offered by the Company’s product lines address the requirements of global enterprises across different industries. In order to gain market share, further penetrate new and existing market sectors, establish new geographical markets and leverage best in breed technology, and successfully compete against some of the largest technology companies in the world, the Company realizes that it must leverage not only its own resources but also those of other organizations.

The Company has established strategic alliances and relationships with a number of organizations as an integral component of its go-to-market strategy. The Company believes these relationships are important to the development, distribution, sales, marketing, integration, and support of its products. During 2005 and 2006, the Company executed against its 2004 stated intention to significantly develop its channel sales model by establishing relationships with leading organizations around the world.

In January 2005, AXS-One announced an agreement with Sun Microsystems whereby the two organizations entered into a Technology Development and License Agreement. Under the terms of the agreement, Sun is marketing, licensing, implementing and supporting the entire AXS-One Compliance Platform product suite worldwide as well as marketing and supporting this suite through Sun’s global reseller network. Sun markets the AXS-One Compliance Platform as a core component of the Sun Compliance and Content Management Solution — an integrated and tested solution that may also include Sun servers, Sun storage and Sun middleware. In September 2005 the AXS-One products, as a component of the Sun Compliance and Content Management Solution, were officially added as part numbered items to Sun’s own price list and formally announced to the Sun organization. At the end of 2005, AXS-One issued a Sun-endorsed announcement that development work had been completed to replace Sun’s current e-mail archival product — Infinite Mailbox — and to facilitate the migration of Infinite Mailbox customers to the AXS-One solution. Throughout 2005, Sun and Storagetek closed a number of contracts around the world for the Sun Compliance and Content Management Solutions.

During 2006, Sun Microsystems continued to promote the Sun Compliance and Content Management Solution worldwide and closed 12 contracts worldwide. AXS-One and Sun have also continued to work on joint technology to expand the scope of the solution and ensure it remains competitively differentiated going forward.

During 2006, AXS-One announced additional technology and reseller partnerships around the world, including continued expansion of its reseller network in Asia, including Siemens and Fujitsu. At the same time, AXS-One continued to train and support existing partners and, as a result, was able to record sales in new markets including Scandinavia and India.

Product Development

The Company has a dedicated product development and engineering organization and periodically releases new products and enhancements to existing products. In addition to in-house resources, the Company has also engaged off-shore resources to perform certain development and quality assurance activities. Product development efforts are directed at increasing product functionality, improving product performance, providing support to existing products, expanding the capabilities of the products to inter-operate with third-party software and hardware, developing new products and integrating new technologies. In particular, the Company has from time to time devoted substantial resources to develop additional modules for its products and the capability to support new applications, additional platforms, additional and/or new storage devices, graphical user interfaces (GUIs), toolsets and emerging technologies. While the Company anticipates that certain new products and enhancements will be developed internally, the Company has in the past and may continue to acquire or license technology or software from third parties when appropriate.

As of December 31, 2006, the Company had 38 employees engaged in product development and engineering. The Company’s R&D expenses were $6,454,000, $5,978,000 and $1,469,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

Competition

The software markets in which AXS-One is engaged are intensely competitive and rapidly changing. A number of companies offer products similar to components of the AXS-One Compliance Platform and target the same customers. The Company believes its ability to compete depends upon many factors within and outside its control, including the timing and market acceptance of new products and enhancements developed by the Company and its competitors, product functionality, performance, price, reliability, customer service and support, sales and marketing efforts and product distribution. In light of the current market focus on litigation readiness, legal discovery, regulatory compliance, corporate governance and risk management, many organizations are trying to position themselves as vendors of ‘‘compliance’’ or ‘‘e-discovery’’ solutions. This includes traditional competitors for the Company’s AXS-One Central product such as IBM and Mobius. It also includes competition from vendors of point solutions that have been acquired by larger vendors — Computer Associates, EMC, IBM, Hewlett Packard, OpenText and Veritas (then acquired by Symantec as well as a growing number of vendors of niche solutions.

Intellectual Property

The Company’s success is heavily dependent upon its proprietary technologies as well as products from third parties, software vendors and hardware vendors. The Company regards its software as proprietary, and relies primarily on a combination of contractual provisions and trade secrets, copyright and trademark law to protect its proprietary rights. As of December 31, 2006, the Company had no patents and has one provisional patent application pending. Existing trade secrets and copyright laws afford only limited protection.

The Company has obtained Federal registrations for its trademarks ‘‘AXS One®,’’ the distinctive AXS-One logo, ‘‘Access Tomorrow Today®’’ and ‘‘AXSPoint®’’. In addition, the Company has certain U.S. common law rights, and rights under foreign laws in relation to its trademarks, service marks and product names.

Employees

As of December 31, 2006, the Company had 135 full-time employees, 87 within the United States and 48 outside the United States, including 38 in product development and engineering, 42 in customer service and support, 35 in sales and marketing, and 20 in finance, administration and executive management. The Company’s employees are not covered by any collective bargaining agreements. The Company believes that its relations with its employees are good.

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

Executive Officers of the Registrant

The current executive officers of the Company as of February 28, 2007, are as follows:

Name	Age	Position
William P. Lyons	62	Chairman of the Board and Chief Executive Officer
Elias Typaldos	56	Executive Vice President, Technology and Director
Joseph Dwyer	51	Executive Vice President, Chief Financial Officer and Treasurer
Robert Milks	45	Senior Vice President — Sales, Americas

William P. Lyons joined the Company as President and Chief Executive Officer in April 2004 and was appointed Chairman of the Board on June 10, 2004. Prior to joining the Company, Mr. Lyons was President and Chief Executive Officer of Caminus Corporation, a publicly traded provider of integrated enterprise software applications to the global energy industry from July 2002 until April 2003 when it was sold to SunGard Data Systems, Inc. From April 2003 until April 2004, Mr. Lyons served as a consultant for various pre-public software companies on strategic issues. From January 2001 until July 2002, when it was sold to Rational Software, Mr. Lyons was President & Chief Executive Officer of NeuVis, a technology provider of N-tier application development software. From 1998 to 2001, Mr. Lyons was President and Chief Executive Officer of Finjan Software, a privately held vendor of security software solutions. Mr. Lyons also has been CEO of Parc-Place Systems, an object-oriented tools company and Ashton-Tate Inc., a PC database company. He also spent 18 years at IBM in a variety of sales and marketing positions most recently as VP Software for the PC division.

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

Robert Milks was promoted to Senior Vice President-Sales, Americas in January 2006. Mr. Milks joined the Company in October 2005 as Regional Vice President of Eastern Sales. Mr. Milks brings over 20 years of experience building and managing enterprise software sales organizations. Prior to joining AXS-One, Mr. Milks held executive sales management positions at both public and private software companies including BlueRoads Corporation, Selectica, Inc., Intertech Information Management, Inc., Shannon Data Systems, Inc. and MicroComputer Corp.

Item 1A.	Risk Factors

We have a previous history of net losses.

AXS-One recorded net income of $5.5 million in 2006 primarily related to the sale of the Enterprise Solutions business, and recorded net losses of $9.0 million and $5.2 million in 2005 and 2004 respectively. AXS-One incurred a loss of $19.6 million, $15.1 million and $2.7 million for 2006, 2005 and 2004, respectively, from continuing operations. We were not able to obtain operating profitability in 2004, 2005 and 2006 from continuing operations and may not be able to be profitable on a quarterly or annual basis in the future. As of December 31, 2006, we had an accumulated deficit of $85.1 million. On November 1, 2006, we sold the assets of our Enterprise Solutions business to Computron Software, LLC, a subsidiary of Parallax Capital Partners, LLC for $12 million in cash plus future potential consideration if specified license revenue thresholds are exceeded. Additionally, Computron Software LLC assumed net liabilities of approximately $6.2 million. This represented our historically profitable segment.

Additionally, AXS-One’s revenue and operating results have fluctuated and may continue to fluctuate significantly from quarter to quarter in the future, causing our common stock price to be volatile and may cause the market price to fall. A variety of factors, many of which are not in our control, cause these fluctuations and include, among others:

•	the proportion of revenues we earn from license fees versus fees for the services we provide,

•	the number of partners selling our products and their continued willingness to do so,

•	the number of third parties we use to perform services,

•	the amount of revenues we generate from our sale of third party software,

•	demand for our products,

•	the size and timing of individual license transactions,

•	the products and enhancements that we, or our competitors, introduce,

•	changes in our customers’ budgets,

•	potential customers’ unwillingness to undertake major expenditures with us due to our past operating results,

•	availability or changes to third party products

•	new or emerging technologies

•	competitive conditions in the industry and general economic conditions and

•	unrest in the Middle East or other world events.

Additionally, clients’ licensing of our products is often delayed because:

•	our clients must commit a significant amount of capital,

•	frequently, a license purchase must be authorized through the multiple channels within a client’s organization and,

•	sales are increasingly driven through our partners, reducing our control over the sales cycle.

Because of these reasons, as well as others, our products’ sales cycles are typically lengthy and subject to a number of significant risks over which we often have little or no control which include a customer’s budgetary constraints and internal authorization reviews.

Historically, AXS-One has operated with a small license backlog, since products are generally shipped as we receive orders. Because our license fees in any quarter substantially depend on orders booked and shipped in the last month, and often during the last week, of a given quarter our revenues have been back-end loaded and subject to fluctuation.

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

AXS-One solutions are positioned in a highly dynamic market. Our competitors within the Records Compliance Management market include Computer Associates, EMC, Hewlett Packard, IBM, OpenText, Symantec and Zantaz. There are also a growing number of smaller, niche vendors targeting specific areas of this market worldwide.

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

As our market continues to develop and expand, we expect established and emerging companies to compete with us due to the relatively low barriers to entry within the software market. We expect that competition will also increase as the software industry consolidates. During 2006, we saw the acquisition trend continue with competitors in the Records Compliance Management market being acquired by large companies with significantly greater financial and marketing resources than us. Furthermore, we cannot assure anyone that any of the companies with whom we currently have relationships, most of which may have significantly greater financial and marketing resources than we do, will not, in the future, develop or market software products that compete with our products, or discontinue their relationship or support of us.

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

We depend on our Records Compliance Management solutions for substantially all our revenue. The market for these products is relatively new and evolving rapidly. Accordingly, our future operating results will depend, in part, on:

•	achieving broader market acceptance of our products and services,

•	expanding our relationships with vendors in the hosting and emerging subscription market as well as our Value-Added Reseller network worldwide,

•	expanding our relationships with systems integrators,

•	maintaining our existing customer base,

•	expanding our customer base, as well as

•	enhancing our products and services to meet our customers’ evolving needs.

Additionally, during 2007, our AXS-One Compliance Platform needs to gain greater market acceptance. If:

•	demand in the market for our type of software is reduced,

•	competition increases, or

•	sales of such products or services decline,

any of these factors could have a material adverse affect on our business, operating results and financial condition.

AXS-One has a concentration of revenues from certain customers.

During the last two years, AXS-One has generated a significant amount of revenues from a select number of customers. Because of the size of certain of our customers, it is likely that they will continue to generate a significant portion of our revenues especially in our services revenue area. If any of these customers should discontinue their business with us it could have a material adverse affect on our business, operating results and financial condition. There is no assurance that we would be able to replace these lost revenues with revenues from new or other existing customers.

For the year ended December 31, 2006, two customers represented 13.6% and 13.3% individually, of total revenue. For the year ended December 31, 2005 one customer represented 18.4% of total revenue. For the year ended December 31, 2006, two customers represented 31.5% and 14.3%, individually, of license revenue. For the year ended December 31, 2005, three customers represented 26.8%, 16.4% and 12.2% individually of license revenue. One customer represented 13.0% of service revenues for the year ended December 31, 2006. One customer represented 13.6% of service revenues for the year ended December 31, 2005.

AXS-One’s market is characterized by new products frequently being introduced, rapid technology changes, product defect risks, and development delays.

If AXS-One is unable, for technological, financial or other reasons, whether or not within its control, to develop and introduce new products or enhancements in a timely manner to respond to changing customer requirements, technological change or emerging industry standards, our business, operating results and financial condition could suffer.

Our software performance, customization, reporting capabilities, or other business objectives may or may not be affected by these changes and may or may not render us incapable of meeting future customer software demands. Introducing products embodying new technologies and emerging industry standards can render existing products obsolete and unmarketable. Accordingly, it is difficult to estimate our products’ life cycles. Our future success will depend in part on our ability to develop and introduce new modules for the AXS-One Compliance Platform that respond to evolving customer requirements and keep pace with technological development and emerging industry standards, such as new:

•	operating systems,

•	hardware platforms,

•	new environments such as subscription and hosting providers,

•	interfaces, and

•	third party hardware and application software.

We can give no assurance that:

•	we will be successful in developing and marketing product enhancements or new products that respond to:

•	technological change,

•	changes in customer requirements, or

•	emerging industry standards.

•	we will not experience difficulties that could delay or prevent our successfully developing, introducing and marketing new products and enhancements, or

•	any new products or enhancements that we may introduce will be accepted by our target market.

Software products as complex as those we offer often encounter development delays and, when introduced or when new versions are released, may contain undetected errors or may simply fail. These delays, errors or failures create a risk that the software will not operate correctly and could cause our future operating results to fall short of expectations published by certain public market financial analysts or others. From time to time, we develop products that are intended to be compatible with various new computer operating systems, although we make no assurances that we will successfully develop software products that will be compatible with additional operating systems or that will perform as we intend. Additionally, our products, technologies and our business in general rely upon third-party products from various sources including, among others:

•	hardware and software vendors,

•	relational database management systems vendors,

•	ERP software vendors

•	reporting software vendors

•	open source community

•	IM software vendors, or

•	e-mail system vendors.

In the future, it is unclear whether our dependence upon these third-party products will affect our ability to support or make our products readily available. In the past, we have experienced delays by third parties who develop software that our products depend upon. These holdups have resulted in delays in developing and shipping our products. Despite testing by us as well as by our current and potential customers, errors may be found in new products or enhancements after we ship them that can delay or adversely affect market acceptance. We cannot assure anyone that any of these problems would not adversely affect our business, operating results and financial condition.

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

On October 6, 2006 the American Stock Exchange (AMEX) notified us that we were not in compliance with the Exchange’s continued listing requirements due to shareholders equity of less than $2,000,000 and losses from continuing operations and/or net losses in two out of our three most recent fiscal years. We submitted a compliance plan on November 6, 2006, advising the AMEX of actions we have taken or will take to bring AXS-One into compliance with the Exchange’s continued listing standards within a maximum of 18 months. The AMEX has reviewed the Company’s plan of compliance to meet the AMEX’s continued listing standards and will continue the Company’s listing while the Company seeks to regain compliance with the listing standards during the period ending April 6, 2008. During the plan period, the Company must continue to provide the AMEX staff with updates regarding initiatives set forth in its plan of compliance. The Company will be subject to periodic review by the AMEX staff during the plan period. If the Company is not in compliance with the continued listing standards on April 6, 2008 or the Company does not make progress consistent with the plan during the plan period, then the AMEX may initiate immediate delisting proceedings.

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

Our ability to carry out our future business plans and achieve the anticipated results will be affected by the amount of cash generated from operations. As of December 31, 2006 the Company had $7,492,000 of cash and cash equivalents including $686,000 held by our foreign operations. There is also the risk that cash held by our foreign subsidiaries will not be readily available for use in our U.S. operations as the transfer of funds is sometimes delayed due to various foreign government restrictions. Accordingly, we may in the future be required to seek new sources of financing or future accommodations from our existing lender or other financial institutions, or we may seek equity infusions from private investors. We may also be required to further reduce operating costs in order to meet our obligations.

Effective February 15, 2007, the Company entered into a Fourth Loan Modification Agreement with the Bank which serves to adjust the amount the Company may borrow to be the lesser of $2.5 million or 80% of eligible accounts, as defined in the Loan Agreement. The Loan Agreement contains certain restrictive financial covenants. The loan agreement expires on April 1, 2008.

In December 2006 and in each of June 2005 and 2004 we initiated cost reduction efforts designed to reduce our operating costs and reduce our need for additional capital. In the future, if we are unsuccessful with increasing revenues and operating cash flow, we may be required to further reduce our operating costs. We believe we can successfully reduce the Company’s cost structure in the event of a shortage of capital; however, there can be no assurance that we will be able to reduce operating costs quickly enough or in amounts sufficient to avoid the need to find additional sources of financing.

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

We believe that our success greatly depends on our proprietary software and technology. We rely primarily on a combination of trademark and copyright law, trade secret protection and contractual agreements with our employees, customers, partners and others to protect our proprietary rights. Despite our efforts to protect our proprietary rights, unauthorized third parties may attempt to copy all or part of our products or reverse engineer or obtain and use information that we regard as proprietary. We make our source code available to certain of our customers and partners, which may increase the likelihood of misappropriation or other misuse of our software. Additionally, the laws of some foreign countries do not protect our proprietary rights to the same extent as do the laws of the United States. We cannot assure anyone that the steps we take to protect our proprietary rights will be adequate or that our competitors will not independently develop technologies that are substantially equivalent or superior to ours.

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

In 2006, 2005 and 2004 the Company’s total revenues generated from continuing operations by the Company’s foreign offices were as follows:

Year	Amount	Percentage of Total Revenues
2006	$3.9 million	38.1%
2005	$4.3 million	38.1%
2004	$2.1 million	20.5%

AXS-One is subject to additional risks related to operating in foreign countries. These risks generally include:

•	unexpected changes in tariffs, trade barriers and regulatory requirements,

•	costs of localizing products for foreign countries,

•	lack of acceptance of localized products in foreign markets,

•	longer accounts receivable payment cycles,

•	difficulties managing international operations,

•	potentially adverse tax consequences,

•	restrictions on repatriation of earnings,

•	loss of key personnel,

•	reduced legal protection of our intellectual property, and

•	the burden of complying with a wide variety of foreign laws.

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

Our products also incorporate software that we license from third parties. These licenses expire from time to time and generally, we do not have access to the source code for the software that a third party will license to us. Certain of these third parties are small companies without extensive financial resources. If any of these companies terminate relationships with us, cease doing business or stop supporting their products, we may be forced to expend a significant amount of time and development resources to try to replace the licensed software. We may also find that replacement is not possible or commercially feasible. If that were to occur, our business, operating results and financial condition could be adversely impacted.

We rely on strategic partners and resellers for a large portion of our new license revenue.

Our strategy has shifted over the past several years to reliance on strategic partners such as Sun Microsystems and other resellers around the world. The loss of a strategic partner or the inability to maintain productive reseller relationships could have a significant negative effect on our ability to generate new license and related service revenue.

AXS-One’s executive officers, directors and affiliates own a significant amount of its common stock.

This stock ownership may prevent or discourage tender offers for our common stock unless these significant stockholders approve the terms of any such offers. As of March 7, 2007, AXS-One’s executive officers, directors and affiliates together beneficially own approximately 14% of our outstanding common stock. As a result, these stockholders are able to exercise significant influence over matters requiring stockholder approval including:

•	electing directors, and

•	mergers, consolidations, and sale of all or substantially all of our assets.

AXS-One relies on its key personnel and may have difficulty attracting and retaining the skilled employees it needs to operate successfully.

AXS-One’s future success will depend, in large part, on the continued service of its key executives and, if we fail to attract and maintain those executives, the quality of our products, our business, financial condition and operating results could suffer. We cannot provide assurances that turnover of our key executives will not continue, and that such turnover would not adversely affect our business, operating results and financial condition.

We also believe that our future success will depend, in large part, on our ability to attract, retain and motivate highly skilled employees and particularly, technical, management, sales and marketing personnel. Competition for qualified employees in our industry is intense. AXS-One has from time to time in the past experienced, and expects to continue experiencing, difficulty in hiring and retaining employees with appropriate qualifications. We cannot assure anyone that we will be able to retain our employees or attract or retain highly qualified employees to develop, market, service and support our products and conduct our operations.

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

AXS-One has never paid or declared any cash dividends and we do not expect to pay any cash dividends in the foreseeable future. We currently intend that future earnings, if any, be retained for business use.

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

Not applicable.

Item 2.	Properties

Facilities

The Company’s corporate headquarters are located in Rutherford, New Jersey in leased facilities consisting of 25,320 square feet of office space occupied under a lease expiring in December 2011. The Company sub-leases approximately 36% of this space to Computron Software, LLC. The Company leases additional facilities and offices, including facilities located in Shelton, Connecticut. The Company also leases sales and support offices outside of North America in Australia, Singapore, South Africa and the United Kingdom. While the Company believes that its facilities are adequate for its present needs, the Company periodically reviews its needs. The Company believes that additional space, if needed, would be available on commercially reasonable terms.

Item 3.	Legal Proceedings

Historically, the Company has been involved in disputes and/or litigation encountered in its normal course of business. The Company believes that the ultimate outcome of these proceedings will not have a material adverse effect on the Company’s business, financial condition and results of operations or cash flows.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 2006.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s Common Stock currently trades on the American Stock Exchange under the symbol ‘‘AXO.’’ On October 6, 2006 the American Stock Exchange (AMEX) notified us that we were not in compliance with the Exchange’s continued listing requirements due to shareholders equity of less than $2,000,000 and losses from continuing operations and/or net losses in two out of our three most recent fiscal years. We submitted a compliance plan on November 6, 2006, advising the AMEX of action we have taken or will take to bring AXS-One into compliance with the Exchange’s continued listing standards within a maximum of 18 months. The AMEX has reviewed the Company’s plan of compliance to meet the AMEX’s continued listing standards and will continue the Company’s listing while the Company seeks to regain compliance with the listing standards during the period ending April 6, 2008. During the plan period, the Company must continue to provide the AMEX staff with updates regarding initiatives set forth in its plan of compliance. The Company will be subject to periodic review by the AMEX staff during the plan period. If the Company is not in compliance with the continued listing standards on April 6, 2008 or the Company does not make progress consistent with the plan during the plan period, then the AMEX may initiate immediate delisting proceedings.

The following table lists the high and low sales prices of the Company’s common stock for the quarterly periods set forth below:

Period	High	Low
2006
First quarter	$2.60	$1.67
Second quarter	2.23	1.53
Third quarter	1.75	0.85
Fourth quarter	1.30	0.55

	High	Low
2005
First quarter	$3.87	$2.45
Second quarter	3.35	1.35
Third quarter	1.90	1.21
Fourth quarter	2.39	1.50

As of March 7, 2007 the approximate number of record holders of the Company’s Common Stock was 713.

The Company has never paid cash dividends on its capital stock. The Company currently intends to retain any earnings for use in its business and does not anticipate paying any cash dividends in the foreseeable future.

Stock Performance Graph

The following is a table comparing the annual percentage change in the cumulative total stockholder return on AXS-One’s common stock from January 1, 2002 to the last day of our last completed fiscal year (as measured by dividing (i) the sum of (A) the cumulative amount of dividends for the measurement period, assuming dividend reinvestment, and (B) the excess of the share price at the end over the price at the beginning of the measurement period, by (ii) the share price at the beginning of the measurement period) with the cumulative total return so calculated of the American Stock Exchange Market Value Index (US and Foreign) and the RDG Software Composite Index during the same period.

	1/1/2002	12/31/2002	12/31/2003	12/31/2004	12/31/2005	12/31/2006
AXS-One	$100	$174.42	$439.53	$597.67	$406.98	$176.74
AMEX Market Value Index	$100	$100.08	$144.57	$178.46	$220.35	$262.17
RDG Software Composite Index	$100	$69.77	$86.91	$97.48	$97.30	$107.31

Item 6.    Selected Financial Data

The selected consolidated financial data set forth below for the years ended December 31, 2006, 2005, 2004, 2003, and 2002 has been derived from the audited consolidated financial statements of the Company. The consolidated statement of operations data for the years ended December 31, 2006, 2005, and 2004 and the consolidated balance sheet data as of December 31, 2006 and 2005 are derived from the audited consolidated financial statements and the related notes thereto included elsewhere in this report. The selected consolidated financial data set forth below should be read in conjunction with ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations’’ and the consolidated financial statements of the Company and related notes thereto included elsewhere in this report.

As a result of the Company’s sale of the Enterprise Solutions line of business at the end of October 2006, the financial statements below classify the operating results of the Enterprise Solutions product line as a discontinued operation. The revenue through loss from continuing operations results below are for the Records Compliance Management line of business only. The balance sheet information below has not been reclassified and therefore includes results of the Enterprise Solutions business until its sale in October 2006.

	Years Ended December 31,
	2006	2005	2004	2003	2002
	(In thousands, except per share data)
Statement of Operations Data:
Revenues:
License fees	$2,432	$4,109	$4,363	$1,932	$2,367
Services	7,864	7,179	5,742	4,884	4,404
Total revenues	10,296	11,288	10,105	6,816	6,771
Operating expenses:
Cost of license fees	1,181	1,081	857	59	5
Cost of services	8,219	6,837	3,616	1,894	1,005
Sales and marketing	9,623	7,425	1,880	862	1,092
Research and development	6,454	5,978	1,469	865	704
General and administrative	4,649	4,360	5,449	4,789	3,875
Restructuring and other costs	432	322	—	—	—
Total operating expenses	30,558	26,003	13,271	8,469	6,681
Operating income (loss)	(20,262)	(14,715)	(3,166)	(1,653)	90
Total other income (expense), net	647	(371)	301	(240)	(373)
Loss before income tax benefit	(19,615)	(15,086)	(2,865)	(1,893)	(283)
Income tax benefit	—	25	217	99	60
Loss from continuing operations	(19,615)	(15,061)	(2,648)	(1,794)	(223)
Discontinued operations:
Income (loss) from discontinued operations	7,875	6,063	(2,564)	4,110	2,147
Gain on sale of discontinued operations	17,241	—	—	—	—
Net income (loss)	$5,501	$(8,998)	$(5,212)	$2,316	$1,924
Basic & diluted net income (loss) per common share:
Net income (loss)	$0.16	$(0.28)	$(0.19)	$0.09	$0.08
Weighted average basic common shares outstanding	34,405	31,629	27,395	24,945	24,818
Weighted average diluted common shares outstanding	34,405	31,629	27,395	26,264	25,511

	As of December 31,
	2006	2005	2004	2003	2002
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents and restricted cash	$7,499	$3,670	$4,871	$3,002	$2,769
Working capital (deficiency)	2,934	(3,578)	(3,258)	(5,092)	(8,391)
Total assets	11,533	11,066	14,781	12,150	10,599
Deferred revenue, current	2,594	8,224	9,786	8,946	8,821
Deferred revenue, long-term	44	63	303	1,504	—
Total long-term debt	—	—	—	—	547
Total stockholders’ equity (deficit)	3,411	(2,116)	(1,024)	(3,699)	(6,025)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto and is qualified in its entirety by reference thereto.

This Report contains statements of a forward-looking nature within the meaning of the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, relating to future events or the future financial performance of AXS-One. Investors are cautioned that such statements are only predictions and that actual events or results may differ materially. In evaluating such statements, investors should specifically consider the various factors identified in this Report which could cause actual results to differ materially from those indicated by such forward-looking statements, including the matters set forth in Item 1A ‘‘Risk Factors.’’

Overview

AXS-One Inc. (‘‘AXS-One’’ or the ‘‘Company’’) is a software company providing robust, secure business solutions that allow an organization to reduce the inherent risks associated with retaining and managing corporate records as well as to achieve efficiency in its business processes and to extend those efficiencies to its customers, suppliers, and business partners. AXS-One has a proven track record of developing flexible, high-performance, scalable, secure and effective business solutions for Global 2000 organizations. AXS-One’s ability to quickly identify emerging market opportunities and to build high-quality, innovative solutions have won many awards over the years. The Company has devoted significant resources to developing new products which serve the Content Archival, Records Management, Compliance Management, E-Discovery, Litigation Readiness and Information Management Markets.

AXS-One believes that changes in the scope and complexity of the corporate regulatory, governance, privacy and legal environment have significantly altered how organizations are doing, and are required to do, business. Organizations are re-evaluating their software requirements to invest in solutions that ensure operational efficiency and competitive advantage while enabling them to address and satisfy their requirements for corporate governance, regulatory compliance, litigation readiness, legal discovery and privacy of information. AXS-One’s approach allows organizations to meet these requirements by leveraging investments in existing systems to extend them with collaborative web services and business components. This results in manageable investments, quick implementation schedules and a more rapid return on investment. See ‘‘Item 1. Business’’.

On October 31, 2006, the Company sold certain assets and liabilities through which it operated the AXS-One Enterprise Solutions financial management and accounting applications business (‘‘Enterprise Solutions’’) to Computron Software, LLC for the sum of $12 million in cash plus future potential consideration for exceeding specified license revenue targets. Additionally, Computron Software, LLC assumed net liabilities of approximately $6.2 million. The Company recorded a gain of $17.2 million on the sale. The assets sold primarily consist of client contracts, marketing agreements, internally developed software, accounts receivable and fixed assets of the business. The liabilities sold consist primarily of employee related liabilities, accounts payable and deferred revenue. The Company has classified the Enterprise Solutions business as a discontinued operation in its financial statements.

Our revenues are derived mainly from license fees from software license agreements entered into between AXS-One and our customers and resellers for our products and, to a lesser degree, third party products resold by AXS-One, and we derive services revenues from software maintenance agreements, training, consulting services including installation and custom programming.

We are based in Rutherford, New Jersey with 135 full-time employees, as of December 31, 2006, in offices worldwide, including Australia, Singapore, South Africa, the United Kingdom and the United States. Our foreign offices generated approximately 38.1% of our total revenues for the twelve months ended December 31, 2006. We expect that such revenues will continue to represent a significant percentage of our total revenues in the future. Most of our international license fees and services revenues are denominated in foreign currencies. Fluctuations in the value of foreign currencies relative to the U.S. dollar in the future could result in fluctuations in our revenue.

Until May 31, 2006, the Company had a 49% ownership in a joint venture in its South African operation, AXS-One African Solutions (Pty) Ltd (‘‘African Solutions’’). African Solutions sells and services our suite of products. The joint venture was considered to be a variable interest entity as defined in FASB Interpretation No. 46R, ‘‘Consolidation of Variable Interest Entities’’ (FIN 46R). However, the Company had determined that it was not the primary beneficiary. Accordingly, until May 31, 2006, the Company used the equity method of accounting for the joint venture whereby investments, including loans to the joint venture, were stated at cost plus or minus the Company’s equity in undistributed earnings or losses. On May 31, 2006, the Company purchased the remaining 51% of African Solutions from African Legends Technology for $161 less cash acquired of $20, to make it a wholly owned subsidiary. The Company applied purchase accounting to record the transaction. The purchase price was less than the fair value of assets acquired and therefore the Company wrote down the value of all long-term assets to zero and recorded a gain of $37. As of June 1, 2006, 100% of the results of African Solutions are included in the consolidated results of the Company in discontinued operations as it is part of the Enterprise Solutions business segment.

We encounter competition for all of our products in all markets and compete primarily based on the quality of our products, our price, our customer service and our time to implement. The timing of the release of new products is also important to our ability to generate sales. During the second half of 2003, we launched our Records Compliance Management solution for e-mail and Instant Messaging Archival and Supervision in response to new regulatory requirements for financial institutions in the United States as well as to address the need to reduce costs in the e-mail management area. During 2006, AXS-One announced further significant development on the AXS-One Compliance Platform, focusing primarily on enhancements to address the growing market for litigation readiness and risk management. Version 3.5.5, was announced in September and introduced major new functionality including .PST management and file system archiving. Both leverage the high-performance workflow integrated into the AXS-One Compliance Platform to address the scalability and litigation/liability issues of today’s enterprises associated with managing and migrating .PST files and records stored in file systems. Significant enhancements were made to the product’s Case Management functionality in response to growing pressures on organizations worldwide regarding litigation readiness and e-discovery. Enhancement to Supervisory Review focused on performance, scale and ease of use, in response to enterprise-wise demand for this functionality (versus departmental needs). Finally, usability enhancements were introduced to facilitate administration within the e-mail archiving products and significantly reduce implementation time and effort for the entire platform.

AXS-One believes that the enhancements and additional functionality made to the AXS-One Compliance Platform through 2006 continue to provide it with further competitive advantage, and means that the Company can offer its customers and prospective customers a broad suite of solutions that enable them to address their current enterprise needs and to scale to meet their future requirements. Additionally, the Company believes that the AXS-One Compliance Platform is increasingly attractive to partners and resellers and supports the needs of its channel strategy.

Our future ability to grow revenue will be directly affected by continued price competition and our ability to sell systems to new customers and develop growing recurring maintenance revenue. Our growth rate and total revenues also depend significantly on selling services to existing customers as well as our ability to expand our customer base and to respond successfully to the pace of technological change. In order to expand our customer base, we have been actively seeking partnerships with resellers to supplement our direct sales force. In January 2005, AXS-One announced an agreement with Sun Microsystems whereby the two organizations entered into a Technology Development and License Agreement. Under the terms of the agreement, Sun is marketing, licensing, implementing and supporting the entire AXS-One Compliance Platform product suite worldwide as well as marketing and supporting this suite through Sun’s global reseller network. Sun markets the AXS-One Compliance Platform as a core component of the Sun Compliance and Content Management Solution — an integrated and tested solution that may also include Sun servers, Sun storage and Sun middleware. In September 2005 the AXS-One products, as a component of the Sun Compliance and Content Management Solution, were officially added as part numbered items to Sun’s own price list and formally announced to the Sun organization. At the end of 2005, AXS-One issued a Sun-endorsed announcement that development work had been completed to replace Sun’s current e-mail archival product — Infinite Mailbox — and to facilitate the migration of Infinite Mailbox customers to the AXS-One solution. Throughout 2005, Sun and Storagetek closed a number of contracts around the world for the Sun Compliance and Content Management Solution.

During 2006, Sun Microsystems continued to promote the Sun Compliance and Content Management Solution worldwide and closed 12 contracts worldwide. AXS-One and Sun have also continued to work on joint technology to expand the scope of the solution and ensure it remains competitively differentiated going forward.

During 2006, AXS-One announced additional technology and resellers partnerships around the world, including continued expansion of its reseller network in Asia. At the same time, AXS-One continued to train and support existing partners and, as a result, was able to record sales in new markets including Scandinavia and India.

We have experienced, and may in the future experience, significant fluctuations in our quarterly and annual revenues, results of operations and cash flows. We believe that domestic and international operating results and cash flows will continue to fluctuate significantly in the future as a result of a variety of factors. For a description of the factors that may affect our operating results see Item 1A ‘‘Risk Factors’’.

Applications built on AXS-One’s set of archiving and workflow products have been deployed as electronic bill presentment and document delivery solutions (e-delivery), self-service information systems, Internet report publishing and distribution solutions, customer service solutions, Internet-enabled information reconciliation solutions, and transaction confirmation solutions. These solutions are typically implemented in a timely manner, thus providing a rapid time-to-value. The AXS-One E-Delivery Service, developed for the European travel industry, went live during 2005. The service has been endorsed by the Civil Aviation Authority (the United Kingdom’s version of the Federal Aviation Authority in the United States) and has been widely adopted by the UK travel industry. At the end of 2006, 51 tour operators had subscribed to the E-Delivery Service, representing almost 80% of the entire UK travel sector.

We continue to make progress growing our customer base for our entire AXS-One Compliance Platform. This includes both extending opportunities within existing customers as well as acquiring new customers.

Results of Operations

The following tables set forth for the periods indicated, certain operating data, and data as a percentage of total revenues.

(dollars in millions)

	Year Ended December 31, 2006		Year Ended December 31, 2005
	Total Consolidated	Data as a percent of revenue	Total Consolidated	Data as a percent of revenue
Revenues:
License fees	$2.4	23.3%	$4.1	36.3%
Services	7.9	76.7	7.2	63.7
Total revenues	10.3	100.0	11.3	100.0
Operating expenses:
Cost of license fees	1.2	11.6	1.1	9.7
Cost of services	8.2	79.6	6.8	60.2
Sales and marketing	9.6	93.2	7.4	65.5
Research and development	6.5	63.1	6.0	53.1
General and administrative	4.6	44.7	4.4	38.9
Restructuring and other costs	0.4	3.9	0.3	2.7
Total operating expenses	30.5	296.1	26.0	230.1
Operating loss	(20.2)	(196.1)	(14.7)	(130.1)
Other income (expense), net	0.6	5.8	(0.4)	(3.5)
Loss before income tax benefit	(19.6)	190.3	(15.1)	(133.6)
Income tax benefit	—	—	—	—
Loss from continuing operations	(19.6)	(190.3)	(15.1)	(133.6)
Discontinued operations:
Income from discontinued operations	7.9	76.7	6.1	54.0
Gain on sale of discontinued operations, net of tax	17.2	167.0	—	—
Net income (loss)	$5.5	53.4%	$(9.0)	(79.6)%

	Year Ended December 31, 2004
	Total Consolidated	Data as a percent of revenue
Revenues:
License fees	$4.4	43.6%
Services	5.7	56.4
Total revenues	10.1	100.0
Operating expenses:
Cost of license fees	0.9	8.9
Cost of services	3.6	35.6
Sales and marketing	1.9	18.8
Research and development	1.5	14.9
General and administrative	5.4	53.5
Total operating expenses	13.3	131.7
Operating loss	(3.2)	(31.7)
Other expense, net	0.3	3.0
Loss before income tax benefit	(2.9)	(28.7)
Income tax benefit	0.2	2.0
Loss from continuing operations	(2.7)	(26.7)
Loss from discontinued operations	(2.5)	(24.8)
Net loss	$(5.2)	(51.5)%

2006 Compared to 2005

Revenues

Total revenues decreased 8.8% from 2005 to 2006 due to a 40.8% decrease in license revenue offset somewhat by an increase in service revenue of 9.5%. License revenues for 2005 included a license fee of approximately $1.0 million to one customer without a corresponding large sale in the 2006. This reduction was offset by stronger revenue from our partner channel in 2006 compared with 2005. Consulting revenue was stronger in 2006 resulting in part from two large RCM professional service implementations which have taken place in 2006.

The following table sets forth for the periods indicated each major category of our services revenues as a percent of services revenues.

	Years Ended December 31,
	2006		2005
(in thousands)	Amount	% of Total	Amount	% of Total
Maintenance	$4,735	60%	$4,440	62%
Consulting	2,700	34	2,565	36
Subscription revenue	429	6	174	2
Total services revenues	$7,864	100%	$7,179	100%

The increase in services revenues is the result of increases in all categories of service revenue, particularly in subscription revenue from the Company’s E-Delivery travel service in Europe. Subscription revenue has increased as a result of the implementation of new customers on the Company’s hosted E-Delivery service and the resulting larger volumes of records being processed through such services in 2006 compared with 2005.

Operating Expenses

Cost of license fees consists primarily of amortization of capitalized software development costs and amounts paid to third parties with respect to products we resell in conjunction with the licensing of our products. Cost of license fees increased $0.1 million or 9.3% in 2006, as compared to 2005 mainly as a result of an increase in royalty fees for third party software used in conjunction with our software offset somewhat by decreased amortization of capitalized software development costs.

Cost of services consists primarily of personnel and third party costs for product quality assurance, training, installation, consulting and customer support. Cost of services increased $1.4 million or 20.2% in 2006, as compared to 2005. The increase was mainly due to increases in services personnel, redeployment of Enterprise Solutions resources to focus on the RCM product line and third party consultants to install and support the RCM products. Additionally, cost of resources formerly shared by the Enterprise Solutions segment and the RCM segment are now borne solely by the RCM segment. This also affects Sales & Marketing expenses, R&D expenses and G&A expenses. These costs have been reduced as part of the restructuring described below, which will be realized in 2007. This increase in costs resulted in a negative service margin of 4.5% in 2006 compared to a positive service margin of 4.8% for 2005. The Company expects positive margins in the future as service revenue increases and costs are reduced.

Sales and marketing expenses consist primarily of salaries, commissions and bonuses related to sales and marketing personnel, as well as travel and promotional expenses. Sales and marketing expenses increased $2.2 million or 29.6% for 2006, as compared to 2005. The increase was mainly due to the addition of sales, sales support and marketing personnel, redeployment of Enterprise Solutions resources to focus on the RCM product line, and increased spending on marketing programs, to expand the sales and distribution of the Company’s RCM products.

Research and development expenses consist primarily of personnel costs, costs of equipment, facilities and third party software development costs. Research and development expenses are generally charged to operations as incurred. However, certain software development costs are capitalized in accordance with Statement of Financial Accounting Standards No. 86 (‘‘SFAS 86’’). Such capitalized software development costs are generally amortized to cost of license fees on a straight-line basis over periods not exceeding three years. There was no cost capitalized in 2006 or 2005. Research and development expenses (net of capitalized software development costs) increased $0.5 million or 8.0% for 2006, as compared to 2005. The increase is primarily the result of an increase in the use of third party consultants for development of the RCM products and increased employee-related costs.

General and administrative expenses consist primarily of salaries for administrative, executive and financial personnel, and outside professional fees. General and administrative expenses increased $0.3 million or 6.7% for 2006 as compared to 2005. The increase is primarily due to higher professional fees and the reinstitution of executive salaries and Board fees.

In December 2006 and June 2005, in order to reduce operating costs to better position ourselves in the current market, we eliminated 19 and 6 positions respectively, from continuing operations. We recorded a charge to operations of $0.4 million and $0.3 million in 2006 and 2005 respectively, related to involuntary termination benefits to be paid to the terminated employees. All restructuring costs related to the 2005 reduction in force have now been paid. Approximately $0.3 million of the 2006 restructuring costs have been paid. The remaining liability at December 31, 2006 is $0.1 million and is expected to be paid in 2007.

Operating Loss

Operating loss increased $5.5 million for 2006 as compared to 2005 due mainly to an increase of $4.5 million in operating expenses and a decrease in total revenue of $1.0 million as described above.

Other Income (Expense), Net

Other income (expense), net improved $1.0 million for 2006, as compared to 2005. The improvement is principally related to foreign currency exchange rate fluctuations and higher interest income offset partially by higher interest expense.

Loss from continuing operations

Loss from continuing operations increased $4.5 million for 2006, as compared to 2005 primarily due to the reasons stated above.

Income from discontinued operations

Income from discontinued operations increased $1.8 million for 2006, as compared to 2005 due to cost reduction related to the transfer of certain personnel from the Enterprise Solutions business to the RCM business, offset somewhat by reduced revenue relating to ten months of activity in 2006 compared to twelve months of activity in 2005, customer cancellations of maintenance contracts and lower professional services revenue.

Gain on sale of discontinued operations

Gain on sale of discontinued operations was $17.2 million for 2006. On October 31, 2006, the Company sold certain assets and liabilities through which it operated the AXS-One Enterprise Solutions financial management and accounting applications business to Computron Software, LLC for the sum of $12 million in cash plus future potential consideration for exceeding specified license revenue targets. Additionally, Computron Software, LLC assumed net liabilities of approximately $6.5 million.

Net income (loss)

Net income was $5.5 million or $0.16 per diluted share in 2006 compared to a net loss of $9.0 million or $(0.28) per diluted share in 2005. This increase of $14.5 million or $0.44 per diluted share was primarily due to the gain on sale of the Enterprise Solutions business and income from discontinued operations, offset substantially by losses from continuing operations.

2005 Compared to 2004

Revenues

Total revenues increased 11.7% from 2004 to 2005 due to a 25.0% increase in service revenue offset slightly by a decrease in license revenue of 5.8%. The increase in services revenues is the result of increases in all categories of service revenue, a reflection of our market strategy in this growing segment.

The following table sets forth for the periods indicated each major category of our services revenues as a percent of total service revenues.

	Years Ended December 31,
	2005		2004
(in thousands)	Amount	% of Total	Amount	% of Total
Maintenance	$4,440	62%	$4,081	71%
Consulting	2,565	36	1,661	29
Subscription revenue	174	2	—	—
Total services revenues	$7,179	100%	$5,742	100%

Operating Expenses

Cost of license fees consist primarily of amortization of capitalized software development costs and royalties related to third party software resold by AXS-One in conjunction with the licensing of our products. Cost of license fees increased $0.2 million from 2004 to 2005 primarily as a result of an increase of $0.2 million in third party software royalty fees.

Cost of services consists primarily of personnel and third party costs for product quality assurance, training, installation, consulting and customer support. Cost of services increased $3.2 million or 89.4% from 2004 to 2005. The increase was mainly due to increases in services personnel, a partial redeployment of Enterprise Solutions resources to focus on the RCM product line and third party consultants to install and support the RCM products. Additionally, cost of resources formerly shared by the Enterprise Solutions segment and the RCM segment are now borne solely by the RCM segment. This also affects Sales & Marketing expenses, R&D expenses and G&A expenses. This resulted in a gross margin of 4.8% in 2005 compared to 37.1% in 2004.

Sales and marketing expenses consist primarily of salaries, commissions and bonuses related to sales and marketing personnel as well as travel and promotional expenses. Sales and marketing expenses increased $5.5 million from 2004 to 2005 primarily due to an increase of employee related costs due to the hiring of more highly qualified sales and marketing personnel during the period, a partial redeployment of Enterprise Solutions resources to focus on the RCM product line and increased marketing programs.

Research and development expenses consist primarily of personnel costs, costs of equipment, facilities and third party software development cost. Research and development expenses are generally charged to operations as incurred. However, certain software development costs are capitalized in accordance with Statement of Financial Accounting Standards No. 86. Such capitalized software development costs are amortized to cost of license fees on a straight-line basis over periods not exceeding three years. Research and development expenses (net of capitalized software development costs) increased $4.5 million from 2004 to 2005 due primarily to a redeployment of Enterprise Solutions resources to focus on the RCM product line and an increase in personnel related expense.

General and administrative expenses consist primarily of salaries of administrative, executive and financial personnel and outside professional fees. General and administrative expenses decreased $1.1 million or 20% from 2004 to 2005 primarily as a result of a decrease in professional fees, a decrease in employee related expenses, a decrease in variable compensation expense and a decrease of other miscellaneous expenses.

In June 2005, in order to reduce operating costs to better position ourselves in the current market, we eliminated 6 positions from continuing operations. We recorded a charge to operations of $0.3 million related to involuntary termination benefits to be paid to the terminated employees. All restructuring costs related to the 2005 reduction in force have now been paid. Additionally, the executive management team reduced their base salaries by 10% and the Board of Directors waived all cash compensation for the second half of 2005, resulting in a savings of $0.1 million. Such salary and Board fee reductions were reinstated in 2006. (See Note 12 to the Consolidated Financial Statements.) In addition, in the second quarter, we expensed approximately $0.3 million related to a retirement agreement with our former CEO. The retirement benefits were paid in the first quarter of 2005.

Operating Loss

Operating loss increased from $3.2 million in 2004 to $14.7 million in 2005 due to an increase in operating expenses of $12.7 million offset partially by an increase of $1.2 million in revenue.

Other Income (Expense), Net

Other income (expense), net was $0.4 million expense in 2005 as compared to $0.3 million income in 2004 mainly as a result of foreign exchange transaction losses of $0.5 million in 2005 as compared to transaction gains of $0.2 million in 2004.

Income Tax Benefit

We recorded an income tax benefit of $25,000 in 2005 from one foreign entity. We recorded an income tax benefit of $0.2 million in 2004 from the sale to third parties of certain New Jersey State Tax net operating loss carry-forwards and research and development credits. We cannot be certain that the State of New Jersey will continue to allow such sales in the future or, if it did, that sales to third parties could be consummated. For 2004 there was an additional tax benefit of $23,000 in one foreign entity.

Loss from continuing operations

Loss from continuing operations increased $12.4 million in 2005, as compared to 2004 primarily due to the reasons stated above.

Income (loss) from discontinued operations

Income from discontinued operations increased $7.8 million for 2005, as compared to 2004 due to the transfer of certain personnel from the Enterprise Solutions business to the RCM business, offset somewhat by reduced revenue relating to customer cancellations of maintenance contracts and lower professional services revenue.

Net loss

Net loss was $9.0 million or $(0.28) per diluted share in 2005 compared to a net loss of $5.2 million or $(0.19) per diluted share in 2004. This increase of $3.8 million or $(0.09) per diluted share was primarily due to losses from continuing operations offset partially by income from discontinued operations.

Liquidity and Capital Resources

At December 31, 2006, we had cash and cash equivalents of $7.5 million and a working capital of $2.9 million which included $2.6 million of deferred revenue. The increase in working capital of $6.5 million compared to a working capital deficit of $3.6 million at December 31, 2005 is primarily due to cash received from the sale of the Enterprise Solutions business on October 31, 2006.

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

Borrowings under the revolving line of credit, per the Amended Agreement, bore interest at prime rate plus one and one half percent (1.5%). Should, however, the Company fail to meet certain of the financial covenants set forth in the Amended Agreement, the interest rate would increase to the prime rate plus two and one half percent (2.5%). The Agreement provided for a non-refundable commitment fee of $30 per year and an unused revolving line facility fee of 0.25% per annum. The Amended Agreement increased the second year commitment fee to $40 and the unused line fee to 0.375% per annum. The Amended Agreement includes a warrant waiver fee of $20 and upon the occurrence of certain events, minimum monthly interest of $8 and an additional $20 warrant waiver fee. The Agreement is secured by substantially all domestic assets of the Company. The maturity date of the loan was August 9, 2006. As described in greater detail in the Amended Agreement, the loan is subject to acceleration upon breach of: (i) a covenant tested monthly regarding the ratio of unrestricted cash and net billed accounts receivable to current liabilities minus deferred revenue, which is to be no less than 1.35 to 1.0 (‘‘adjusted quick ratio covenant’’), (ii) a covenant tested quarterly regarding the Company’s EBITDAS (earnings before interest expense (excluding interest income), taxes, depreciation, amortization and stock compensation expense in accordance with GAAP), and (iii) other customary non-financial covenants. There is also a monthly transition event covenant which requires the Company to maintain an adjusted quick ratio covenant greater than or equal to 1.60 to 1.0.

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

As of June 30, 2006, the Company was in compliance with the quarterly EBITDAS covenant and the monthly adjusted quick ratio covenant, but was not in compliance with the transition event covenant, which requires the Company to maintain an adjusted quick ratio covenant greater than or equal to 1.60 to 1.00. As result of such violation, the Bank moved the Company to the higher interest rate facility which required the Company to pay interest on outstanding balances of prime plus 2.5% incur minimum monthly interest expense of $8 and pay a one-time warrant waiver fee of $10.

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

On October 31, 2006 the Company and the Bank entered into a Second Loan Modification Agreement and an Intellectual Property Security Agreement. The Second Loan Modification Agreement serves (a) to amend the Amended Agreement by reducing the amount the Company may borrow on a revolving basis from (i) up to the lesser of (A) $4 million or (B) 80.0% of the Eligible Accounts to (ii) up to the lesser of (A) $2 million or (B) 70.0% of the Eligible Accounts, and (b) as an agreement by the Bank to forbear until November 10, 2006 from exercising its rights and remedies with respect to the default of the Company for failure to comply with certain financial covenants under the Amended Agreement at September 30, 2006. The IP Security Agreement serves to supplement the Amended Agreement by including among the assets securing the Company’s indebtedness to the Bank, a security interest in all of the Company’s right, title and interest in, to and under its intellectual property collateral.

On November 11, 2006 the Company and the Bank entered into a Third Loan Modification Agreement. The Third Loan Modification Agreement serves (a) to amend the Second Loan Modification Agreement by increasing the amount the Company may borrow on a revolving basis from (i) up to the lesser of (A) $2 million or (B) 70.0% of the Eligible Accounts to (ii) up to the lesser of (A) $4 million or (B) 70.0% of the Eligible Accounts, and (b) as an agreement by the Bank to extend the forbearance from exercising its rights and remedies with respect to the default of the Company through December 10, 2006 for failure to comply with certain financial covenants under the Amended Agreement at September 30, 2006.

As of December 31, 2006 and March 15, 2007, they were no amounts outstanding under the loan agreement. Funds received on October 31, 2006 as part of the sale of the Enterprise Financials segment were used to repay all outstanding balances of the loan. The Company’s borrowing availability as of December 31, 2006 was $1,022. The Company was in compliance with all covenants as of December 31, 2006. Further, the Company believes that it will be in compliance with its financial covenants during the first quarter of 2007 and does not expect to borrow on the facility during that period.

On March 6, 2007, the Company entered into a Fourth Loan Modification Agreement (the ‘‘Fourth Modification Agreement’’) with the Bank effective as of February 15, 2007 to amend and supplement its Amended and Restated Loan and Security Agreement dated as of September 13, 2005 between the Company and the Bank, as amended by a First Loan Modification Agreement dated as of March 14, 2006, a Second Loan Modification Agreement dated as of October 31, 2006, and a Third Loan Modification Agreement dated as of November 11, 2006 (as amended, the ‘‘Loan Agreement’’).

Subject to certain borrowing base limitations and compliance with covenants, the Fourth Modification Agreement serves to amend the Loan Agreement by changing the amount the Company may borrow on a revolving basis from (i) up to the lesser of (A) $4,000,000 or (B) 70.0% of the Eligible Accounts (as such term is defined in the Loan Agreement) to (ii) up to the lesser of (A) $2,500,000 or (B) 80.0% of the Eligible Accounts (as such term is defined in the Loan Agreement). The Fourth Modification Agreement also extends the maturity date of the Loan Agreement from February 15, 2007 to April 1, 2008.

In addition, the Fourth Modification Agreement deletes the existing financial covenants contained in the Loan Agreement and adds two new financial covenants: (i) a covenant requiring the Company to maintain a Tangible Net Worth (as defined in the Fourth Modification Agreement) of at least (A) $1,700,000 as of the months ending January 31, 2007, February 28, 2007 and March 31, 2007, (B) $600,000 as of the months ending April 30, 2007, May 31, 2007 and June 30, 2007, (C) ($150,000) as of the months ending July 31, 2007, August 31, 2007 and September 30, 2007, and (D) $1.00 as of the month ending October 31, 2007 and as of the last day of each month thereafter and (ii) a covenant requiring the Company to maintain Liquidity (representing the amount of unrestricted cash of the Company at the Bank plus the unused availability under the Loan Agreement) at all times of at least $1,000,000.

The Bank also waived the Company’s existing defaults under the Loan Agreement based on certain failures to meet prior financial covenants during the year ended December 31, 2006.

We have no significant capital commitments. Planned capital expenditures for 2007 are less than $0.5 million, including any software development costs that may qualify for capitalization under SFAS No. 86. Our aggregate minimum operating lease payments for 2007 will be approximately $1.2 million. Our aggregate minimum royalties payable for third party software used in conjunction with our software are approximately $0.3 million for 2007. We expect to fund these commitments from cash on hand and cash generated by operating activities, but it may be necessary to seek other sources of financing should we fail to generate sufficient cash.

Future payments due under lease obligations and third party software providers as of December 31, 2006 are as follows:

(in thousands)	Non-Cancelable Operating Leases	Third-Party Software Providers	Total
2007	$1,172	$275	$1,447
2008	920	50	970
2009	803	50	853
2010	756	—	756
2011 & thereafter	734	—	734
Total	$4,385	$375	$4,760

Our continuing operating activities used cash of $17.8 million, $14.5 million and $1.4 million in 2006, 2005 and 2004 respectively. Net cash used by continuing operating activities in 2006 is primarily the result of the net loss, a decrease in deferred revenue and increased prepaid expenses and other current assets slightly offset by an increase in accounts payable and accrued expenses, non-cash depreciation and amortization charges and by a decrease in accounts receivable. The decrease in deferred revenue and the increase in accounts payable and accrued expenses in 2006 are mainly due to the reclassification of a prepayment of revenue from one customer that has chosen not to install our software which may result in a refund of payment in the future. The decrease in accounts receivable in 2006, mainly in US operations, is due to lower revenue during the fourth quarter of 2006. The increase in prepaid and other current assets relates to services rendered and payments made on behalf of Computron Software, LLC for which payment has not been received in 2006.

Net cash used by continuing operating activities in 2005 is primarily the result of the net loss, an increase in accounts receivable and a decrease in accounts payable and accrued expenses partially offset by an increase in deferred revenue and non-cash depreciation and amortization charges. Net cash used in continuing operating activities in 2004 was primarily the result of the net loss and increases in accounts receivable and prepaid and other current assets offset partially by increased accounts payable and accrued expenses and non-cash depreciation and amortization charges.

Our continuing investing activities provided cash of $11.0 million in 2006 and used cash of $0.1 million and $0.1 million in 2005 and 2004, respectively. Cash provided by continuing investing activities in 2006 was principally from proceeds from the sale of the Enterprise Solutions business offset slightly by purchases of equipment and leasehold improvements. Cash used by continuing investing activities in 2005 and 2004 were principally for purchases of equipment and leasehold improvements and in 2004, capitalized software development costs.

Our financing activities provided cash of $0.2 million, $7.3 million and $7.7 million in 2006, 2005 and 2004 respectively. Cash provided in 2006 was primarily the result of proceeds from the exercise of stock options. Cash provided by financing activities in 2005 and 2004 was primarily the result of the net proceeds received from the private placements and the exercise of stock options and warrants during the period. This was partially offset in 2004 by the payment of the remaining balance of the outstanding term loan.

Our cash flows from discontinued operations provided cash of $10.9 million and $5.8 million in 2006 and 2005 respectively, and used cash of $4.0 million in 2004. Cash provided in 2006 was primarily from income from discontinued operations offset slightly by the change in operating assets from discontinued operations. Cash provided in 2005 was primarily from income from discontinued operations. Cash used in 2004 was primarily from losses from discontinued operations, the change in operating assets from discontinued operations and the change in investing assets from discontinued operations. Liabilities from discontinued operations at December 31, 2006 related principally to cash collected during November and December 2006 on behalf of Computron Software LLC. This cash was paid to Computron Software LLC during the first quarter of 2007.

AXS-One recorded net income of $5.5 million in 2006 primarily related to the sale of the Enterprise Solutions business, and recorded net losses of $9.0 million and $5.2 million in 2005 and 2004 respectively. AXS-One incurred a loss of $19.6 million, $15.1 million and $2.7 million for 2006, 2005 and 2004, respectively, from continuing operations. We were not able to obtain operating profitability in 2004, 2005 and 2006 from continuing operations and may not be able to be profitable on a quarterly or annual basis in the future. Management’s initiatives over the last two years, including the restructurings in December 2006, June 2005 and June 2004, the private placements of common stock in June 2005 and April 2004, the executive management salary reductions for most of the second half of 2005 and for all of 2007, and the sale of the Enterprise Solutions business, have been designed to improve operating results and liquidity and better position AXS-One to compete under current market conditions. As a result of these efforts, we expect that our current cash balance, availability of borrowing capacity under our bank line of credit, and operating cash flow should be sufficient to meet the financial requirements of the business through April 2008. However, we may in the future be required to seek new sources of financing or future accommodations from our existing lender or other financial institutions, or we may seek equity infusions from private investors. Our ability to fund our operations is heavily dependent on the growth of our revenues over current levels to achieve profitable operations, particularly given the recent sale of the Enterprise Solutions business, which was our profitable segment. We may be required to further reduce operating costs in order to meet our obligations. If we are unable to achieve profitable operations or secure additional sources of capital, there would be substantial doubt about our long term ability to fund future operations. Additionally, there is a risk that cash held by one foreign subsidiary approximating $0.4 million at December 31, 2006 may not be readily available for use in our U.S. operations to pay our obligations as the transfer of funds is sometimes delayed due to various foreign government restrictions. No assurance can be given that management’s initiatives will be successful or that any such additional sources of financing, lender accommodations or equity infusions will be available. (See Item 1A ‘‘Risk Factors.’’)

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

We normally license our software products on a perpetual basis. Each license agreement generally includes a provision for initial post-contract support (maintenance). For the majority of license sales we use a signed license agreement as evidence of an arrangement. For maintenance fees, we use a signed maintenance agreement as evidence of the arrangement. We use a signed professional services agreement as evidence of an arrangement for our training, subscription, custom programming and consulting revenues. Occasionally, where a master license or services agreement with a customer already exists, we accept the customer’s purchase order as evidence of an arrangement.

We recognize revenue in accordance with Statement of Position 97-2, ‘‘Software Revenue Recognition’’ (‘‘SOP 97-2’’), and Statement of Position 98-9, ‘‘Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions.’’ Revenue from non-cancelable software licenses is recognized when the license agreement has been signed, delivery has occurred, the fee is fixed or determinable and collectibility is probable. The Company recognizes revenue from resellers when an end user has placed an order with the reseller and the above revenue recognition criteria have been met with respect to the reseller. In multiple element arrangements, we defer revenue based on the vendor-specific objective evidence (‘‘VSOE’’) of fair value for the undelivered elements and recognize revenue on the delivered elements using the residual method. The most commonly deferred elements are initial maintenance and consulting services. Initial maintenance is recognized on a straight-line basis over the initial maintenance term. The VSOE of fair value for maintenance is determined by using a relatively consistent percentage of maintenance fees to discounted license fee based on renewal rates. Maintenance fees in subsequent years are recognized on a straight-line basis over the life of the applicable agreement. Maintenance contracts entitle the customer to hot-line support and all unspecified product upgrades released during the term of the maintenance contract. Upgrades include any and all unspecified patches or releases related to a licensed software product. Maintenance does not include implementation services to install these upgrades. The VSOE of fair value of services is determined by using an average consulting rate per hour for consulting services sold separately multiplied by the estimate of hours required to complete the consulting engagement.

Delivery of software generally occurs when the product (on CDs) is delivered to a common carrier. Occasionally, delivery occurs through electronic means where the software is made available through our secure FTP (File Transfer Protocol) site. The Company generally does not offer any customers or resellers a right of return.

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

In accordance with EITF Issue No. 01-14, ‘‘Income Statement Characterization of Reimbursement Received for ‘Out of Pocket’ Expenses Incurred,’’ reimbursements received for out-of-pocket expenses incurred are classified as services revenue and the related expense is recorded in cost of services in the Consolidated Statements of Operations.

Capitalized Software Development Costs

Our policy is to capitalize certain software development costs in accordance with Statement of Financial Accounting Standards No. 86, ‘‘Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed’’ (‘‘SFAS 86’’). Under SFAS 86, costs incurred to develop or significantly enhance computer software products are charged to research and development expense as incurred until technological feasibility has been established. We establish technological feasibility upon completion of a working model or completion of a detailed program design. Generally costs related to projects that reach technological feasibility upon completion of a working model are not capitalized as the time period between establishment of the working model and general availability is of short duration. For projects that meet technological feasibility upon completion of a detailed program design, all research and development costs for that project are capitalized from that point until the product is available for general release to customers. The nature of our current development for RCM products is generally such that we can measure technological feasibility most effectively using the working model method where the time between establishment of a working model and general availability is of short duration which results in very little or no costs that qualify for capitalization. We historically used a detailed program design model to measure technological feasibility for our enterprise solutions products. This shift in development of our product lines will result in lower capitalized costs in the future. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs require considerable judgment by management with respect to certain external factors, including, but not limited to, anticipated future revenues, estimated economic life and changes in technology. It is reasonably possible that estimates of anticipated future revenues, the remaining estimated economic life of the products, or both will be reduced in the future due to competitive pressures. Upon the general release of the software product to customers, capitalization ceases and such costs are amortized (using the straight-line method) over the estimated life, which is generally three years.

Recently Issued Accounting Standards

In July 2006, the FASB issued FIN 48 ‘‘Accounting for Uncertainty in Income Taxes.’’ This interpretation requires that we recognize in our financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. We believe the impact of adopting FIN 48 on our financial statements will not be material.

In September 2006, the FASB issued Statement No. 157 ‘‘Fair Value Measurements’’, which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosure about fair value measurement. FASB Statement No. 157 applies to other accounting pronouncements that require fair value measurements or permit fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007 and for interim periods within those fiscal years. We are currently evaluating the potential impact, if any, of the adoption of FASB Statement No. 157 on our consolidated financial position, results of operations and cash flows.

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

The information required by this Item is incorporated by reference herein from Part IV Item 15(a) (1) and (2) and is set forth immediately following the signature page of this report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Evaluation of disclosure controls and procedures

Our chief executive officer and our chief financial officer, after evaluating the effectiveness of our ‘‘disclosure controls and procedures’’ (as defined in the Securities Exchange Act of 1934 Rule 13a-15(e)) as of December 31, 2006 (the ‘‘Evaluation Date’’), have concluded that as of the Evaluation Date, our disclosure controls and procedures were effective and designed to ensure that material information relating to us and our consolidated subsidiaries would be collected and made known to them by others within those entities as appropriate to allow timely decisions regarding required disclosure of such information.

Internal controls over financial reporting

During the most recent fiscal quarter, there has not been any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The Company incorporates herein by reference the information required by Items 401, 405, 406, 407(c)(3), (d)(4) and (d)(5) of Regulation S-K to be set forth in its Notice of Annual Stockholders’ Meeting and Proxy Statement to be filed within 120 days after the end of the Company’s fiscal year (the ‘‘2007 Proxy Statement’’).

Item 11.	Executive Compensation

The Company incorporates herein by reference the information required by Items 402 and 407 (e)(4) and (e)(5) of Regulation S-K to be set forth in the 2007 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The Company incorporates herein by reference the information required by Items 201(d) and 403 of Regulation S-K to be set forth in the 2007 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The Company incorporates herein by reference the information required by Items 404 and 407 (a) of Regulation S-K to be set forth in the 2007 Proxy Statement.

Item 14.	Principal Accountant Fees and Services

The Company incorporates herein by reference the information required by Item 9(e) of Schedule 14A to be set forth in the 2007 Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) (1)    Consolidated Financial Statements:

(a) (3)    Exhibits:

3.1(a)	Fourth Amended and Restated Certificate of Incorporation
3.2(a)	Amended and Restated Bylaws of the Company
4.1(a)	Specimen Common Stock Certificate
4.2	See Exhibits 3.1 and 3.2 for provisions of the Certificate of Incorporation and Bylaws of the Company defining rights of holders of Common Stock of the Company
10.1(a)	Employment Agreement between the Company and Elias Typaldos, as amended
10.2(c)	1995 Stock Option Plan, as amended
10.3(b)	Securities Purchase Agreement
10.4(c)	Amendment to Securities Purchase Agreement
10.5(d)	1998 Stock Option Plan
10.6(e)	Stock Purchase Agreement, dated as of September 1, 2001, between the Company and Porterfield Ltd. relating to the sale of all shares of AXS-One Sp. z.o.o.
10.7(f)	Investor Relations Services Agreement between the Company and Hayden Communications, Inc.
10.8(g)	Loan and Security Agreement with Silicon Valley Bank dated August 11, 2004
10.9(h)	Employment Agreement between the Company and William P. Lyons
10.10(i)	Employment Agreement between the Company and Joseph P. Dwyer
10.11(i)	First Loan Modification to the Loan & Security Agreement dated January 27, 2005
10.12(j)	Unit subscription agreement dated April 1, 2004, Class A Warrants, Class B Warrants, and Investor Rights Agreements dated April 5, 2004
10.13(k)	2005 Stock Incentive Plan, as amended

10.14(l)	Unit subscription agreement dated June 17, 2005, Class C Warrants, Class D Warrants, and Investor Rights Agreements dated June 17, 2005
10.15(m)	Amended and Restated Loan and Security Agreement dated September 13, 2005
10.16(n)	Agreement and General Release between the Company and Gennaro Vendome dated October 13, 2005
10.17(o)	Form of Resale Restriction Agreement for accelerated Stock Options dated October 26, 2005
10.18(p)	Agreement and General Release between the Company and Matthew Suffoletto dated February 9, 2006
10.19(q)	First Loan Modification Agreement with Silicon Valley Bank dated March 14, 2006
10.20(r)	Form of Restricted Stock Agreement for grants pursuant to 1998 Stock Option Plan
10.21(r)	Form of Restricted Stock Agreement for grants pursuant to 2005 Stock Incentive Plan
10.22(s)	Asset Purchase Agreement between the Company and Computron Software, LLC dated October 31, 2006
10.23(t)	Second Loan Modification Agreement with Silicon Valley Bank dated October 31, 2006
10.24(t)	Intellectual Property Security Agreement in favor of Silicon Valley Bank dated October 31, 2006
10.25(u)	Third Loan Modification Agreement with Silicon Valley Bank dated November 11, 2006
10.26(v)	Letter Agreement with William P. Lyons dated December 14, 2006
10.27(v)	Letter Agreement with Joseph Dwyer dated December 14, 2006
10.28(v)	Letter Agreement with Elias Typaldos dated December 14, 2006
10.29(v)	Form of Restricted Stock Agreement for grants pursuant to 1998 Stock Option Plan dated December 14, 2006
10.30(w)	Employment Agreement with Joseph Dwyer dated February 15, 2007
10.31(w)	Employment Agreement with Elias Typaldos dated February 15, 2007
10.32(x)	Fourth Loan Modification Agreement with Silicon Valley Bank dated March 6, 2007
21.1**	List of Subsidiaries
23.1**	Consent of Amper, Politziner and Mattia, P.C.
23.2**	Consent of KPMG LLP
31.1**	Rule 13a-14(a)/15d-14(a) certifications – William P. Lyons
31.2**	Rule 13a-14(a)/15d-14(a) certifications – Joseph Dwyer
32**	Officer Certifications under 18 USC 1350

(a)	Incorporated by reference to the Exhibits filed with the Company’s Registration Statement on Form S-l, File No. 33-93990.

(b)	Incorporated by reference to the Exhibits filed with the Company’s Form 8-K filed on January 8, 1998

(c)	Incorporated by reference to the Exhibits filed with the Company’s 1997 Form 10-K

(d)	Incorporated by reference to the Exhibits filed with the Company’s March 31, 1998 Form 10-Q

(e)	Incorporated by reference to the Exhibits filed with the Company’s Form 8-K filed on October 5, 2001

(f)	Incorporated by reference to the Exhibits filed with the Company’s 2002 Form 10-K

(g)	Incorporated by reference to the Exhibits filed with the Company’s June 30, 2004 10-Q

(h)	Incorporated by reference to the Exhibits filed with the Company’s Form 8-K filed on April 30, 2004

(i)	Incorporated by reference to the Exhibits filed with the Company’s 2004 Form 10-K

(j)	Incorporated by reference to the Exhibits filed with the Company’s Form 8-K filed on April 8, 2004

(k)	Incorporated by reference to the Exhibits filed with the Company’s Proxy Statement filed on April 12, 2006

(l)	Incorporated by reference to the Exhibits filed with the Company’s Form 8-K filed on June 23, 2005

(m)	Incorporated by reference to the Exhibits filed with the Company’s Form 8-K filed on September 19, 2005

(n)	Incorporated by reference to the Exhibits filed with the Company’s Form 8-K filed on October 24, 2005

(o)	Incorporated by reference to the Exhibits filed with the Company’s Form 8-K filed on November 1, 2005

(p)	Incorporated by reference to the Exhibits filed with the Company’s Form 8-K filed on February 9, 2006

(q)	Incorporated by reference to the Exhibits filed with the Company’s 2005 Form 10-K

(r)	Incorporated by reference to the Exhibits filed with the Company’s March 30, 2006 10-Q

(s)	Incorporated by reference to the Exhibits filed with the Company’s Form 8-K filed on November 2, 2006

(t)	Incorporated by reference to the Exhibits filed with the Company’s Form 8-K filed on November 11, 2006

(u)	Incorporated by reference to the Exhibits filed with the Company’s Form 8-K filed on November 16, 2006

(v)	Incorporated by reference to the Exhibits filed with the Company’s Form 8-K filed on December 18, 2006

(w)	Incorporated by reference to the Exhibits filed with the Company’s Form 8-K filed on February 16, 2007

(x)	Incorporated by reference to the Exhibits filed with the Company’s Form 8-K filed on March 7, 2007

**	Filed herewith

by

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AXS-ONE INC.
By:	/s/ William P. Lyons
William P. Lyons, Chairman of the Board and Chief Executive Officer

Date: March 23, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on March 23, 2007.

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

(Allan Weingarten)

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
AXS-One Inc.

We have audited the accompanying consolidated balance sheet of AXS-One Inc. and Subsidiaries as of December 31, 2006, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity (deficit), and cash flows for the year ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AXS-One Inc. and subsidiaries as of December 31, 2006, and the results of their operations and their cash flows for the year ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

We have also audited the adjustments to the 2005 and 2004 financial statements to retrospectively apply the change in accounting for discontinued operations, as described in Note 2. In our opinion, such adjustments are appropriate and have been properly applied. We were not engaged to audit, review, or apply any procedures to the 2005 and 2004 financial statements of the Company other than with respect to the adjustments and, accordingly, we do not express an opinion or any form of assurance on the 2005 and 2004 financial statements taken as a whole.

In connection with our audit of the consolidated financial statements referred to above, we audited the consolidated Schedule II-Valuation and Qualifying Accounts. In our opinion, the consolidated financial schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information stated therein.

During the year ended December 31, 2006, the Company changed its method of accounting for ‘‘stock-based compensation’’, as discussed under Note (1) (m) to the financial statements.

/s/ Amper, Politziner & Mattia, P.C.

March 21, 2007
Edison, New Jersey

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
AXS-One Inc.:

We have audited, before the effects of the adjustments to retrospectively report the discontinued operations described in Note 2 to the consolidated financial statements, the consolidated balance sheet of AXS-One Inc. and subsidiaries as of December 31, 2005, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ deficit, and cash flows for the years ended December 31, 2005 and 2004 (the consolidated financial statements referred to above, before the effects of the adjustments discussed in Note 2, are not presented herein). These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above, before the effects of the adjustments to retrospectively report the discontinued operations described in Note 2 to the consolidated financial statements, present fairly, in all material respects, the financial position of AXS-One Inc. and subsidiaries as of December 31, 2005, and the results of their operations and their cash flows for the years ended December 31, 2005 and 2004, in conformity with U.S. generally accepted accounting principles.

We were not engaged to audit, review, or apply any procedures to the adjustments to retrospectively report the discontinued operations described in Note 2 to the consolidated financial statements and, accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. Those adjustments were audited by Amper, Politziner & Mattia, P.C.

/s/ KPMG LLP

Short Hills, New Jersey
March 23, 2006

AXS-ONE INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	December 31, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$7,492	$3,613
Restricted cash	7	57
Accounts receivable, net of allowance for doubtful accounts of $83 and $167 at December 31, 2006 and December 31, 2005, respectively	2,258	5,153
Prepaid expenses and other current assets	1,255	718
Total current assets	11,012	9,541
Equipment and leasehold improvements, at cost:
Computer and office equipment	2,590	10,967
Furniture and fixtures	630	924
Leasehold improvements	706	865
	3,926	12,756
Less – accumulated depreciation and amortization	3,507	12,361
	419	395
Capitalized software development costs, net of accumulated amortization
of $1,091 and $11,432 at December 31, 2006 and December 31, 2005, respectively	—	1,038
Other assets	102	92
	$11,533	$11,066
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable .	$962	$1,576
Accrued expenses .	3,541	3,267
Due to joint venture	—	52
Deferred revenue	2,594	8,224
Liabilities of discontinued operations	981	—
Total current liabilities	8,078	13,119
Long-term liabilities:
Long-term deferred revenue	44	63
Commitments and contingencies
Stockholders’ equity (deficit):
Preferred stock, $.01 par value, authorized 5,000 shares, no shares issued and outstanding	—	—
Common stock, $.01 par value, authorized 50,000 shares; 35,637 and 34,316 shares issued and outstanding at December 31, 2006 and December 31, 2005, respectively	357	343
Additional paid-in capital	88,365	87,884
Accumulated deficit	(85,162)	(90,663)
Accumulated other comprehensive income (loss)	(149)	497
Unearned stock compensation	—	(177)
Total stockholders’ equity (deficit)	3,411	(2,116)
	$11,533	$11,066

The accompanying notes are an integral part of these consolidated financial statements.

AXS-ONE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Years Ended December 31,
	2006	2005	2004
Revenues:
License fees	$2,432	$4,109	$4,363
Services	7,864	7,179	5,742
Total revenues	10,296	11,288	10,105
Operating expenses:
Cost of license fees	1,181	1,081	857
Cost of services	8,219	6,837	3,616
Sales and marketing	9,623	7,425	1,880
Research and development	6,454	5,978	1,469
General and administrative	4,649	4,360	5,449
Restructuring and other costs	432	322	—
Total operating expenses	30,558	26,003	13,271
Operating loss	(20,262)	(14,715)	(3,166)
Other income (expense):
Interest income	229	156	144
Interest expense	(149)	(44)	(14)
Other income (expense), net	567	(483)	171
Other income (expense), net	647	(371)	301
Loss before income taxes	(19,615)	(15,086)	(2,865)
Income tax benefit	—	25	217
Loss from continuing operations	(19,615)	(15,061)	(2,648)
Income (loss) from discontinued operations:
Income (loss) from discontinued operations net of tax
provision of $ – for all periods	7,875	6,063	(2,564)
Gain on sale of discontinued operations net of tax
provision of $ 200 for 2006	17,241	—	—
Income (loss) from discontinued operations	25,116	6,063	(2,564)
Net income (loss)	$5,501	$(8,998)	$(5,212)
Basic & diluted net income (loss) per share data:
(Loss) from continuing operations	$(0.57)	$(0.47)	$(0.10)
Income (loss) from discontinued operations	0.73	0.19	(0.09)
Net income (loss)	$0.16	$(0.28)	$(0.19)
Weighted average basic & diluted common shares outstanding	34,405	31,629	27,395

The accompanying notes are an integral part of these consolidated financial statements.

AXS-ONE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Years Ended December 31,
	2006	2005	2004
Net income (loss)	$5,501	$(8,998)	$(5,212)
Foreign currency translation adjustment	(646)	478	(337)
Comprehensive income (loss)	$4,855	$(8,520)	$(5,549)

The accompanying notes are an integral part of these consolidated financial statements.

AXS-ONE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF
STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Unearned Stock Compensation	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity (Deficit)
	Shares	Amount
Balance – December 31, 2003	25,026	$250	$72,148	$(76,453)	$—	$356	$(3,699)
Net loss	—	—	—	(5,212)	—	—	(5,212)
Foreign currency translation adjustment	—	—	—	—	—	(337)	(337)
Sale of common stock and warrants	2,581	26	7,666	—	—	—	7,692
Exercise of stock options and warrants	734	7	525	—	—	—	532
Balance – December 31, 2004	28,341	283	80,339	(81,665)	—	19	(1,024)
Net loss	—	—	—	(8,998)	—	—	(8,998)
Foreign currency translation adjustment	—	—	—	—	—	478	478
Issuance of non-vested stock, net of cancellations	95	1	204	—	(205)	—	—
Stock based compensation expense	—	—	9	—	28	—	37
Sale of common stock and warrants	4,535	45	6,317	—	—	—	6,362
Exercise of stock options	1,345	14	1,015	—	—	—	1,029
Balance – December 31, 2005	34,316	343	87,884	(90,663)	(177)	497	(2,116)
Net income	—	—	—	5,501	—	—	5,501
Foreign currency translation adjustment	—	—	—	—	—	(646)	(646)
Elimination of deferred compensation due to the adoption of SFAS 123R	—	—	(177)	—	177	—	—
Stock based compensation expense	1,026	11	418	—	—	—	429
Exercise of stock options	295	3	240	—	—	—	243
Balance – December 31, 2006	35,637	$357	$88,365	$(85,162)	$—	$(149)	$3,411

The accompanying notes are an integral part of these consolidated financial statements.

AXS-ONE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Net Income (loss)	$5,501	$(8,998)	$(5,212)
Less income (loss) from discontinued operations	25,116	6,063	(2,564)
Loss from continuing operations	(19,615)	(15,061)	(2,648)
Adjustments to reconcile net loss to net cash flows used in continuing operating activities:
Depreciation and amortization	569	386	374
Provision for doubtful accounts, net	6	—	154
Stock option compensation expense	200	—	—
Stock based compensation expense	229	37	—
Changes in assets and liabilities
Accounts receivable	892	(1,069)	(414)
Prepaid expenses and other current assets	(644)	(10)	(455)
Change in other current assets	9	72	(16)
Accounts payable and accrued expenses	1,665	(438)	1,556
Deferred revenue.	(1,082)	1,587	68
Net cash flows used in continuing operating activities	(17,771)	(14,496)	(1,381)
Cash flows from continuing investing activities:
Restricted cash, net	51	2	(3)
Proceeds from sale of Enterprise Solutions Business, net	11,286	—	—
Capitalized software development costs .	—	—	(100)
Purchase of equipment and leasehold improvements	(300)	(123)	(39)
Net cash flows provided by (used in) continuing investing activities.	11,037	(121)	(142)
Cash flows from continuing financing activities:
Proceeds from exercise of stock options and warrants.	243	1,029	532
Net proceeds from sales of common stock.	—	6,362	7,692
Payment of debt issuance costs.	(31)	(71)	—
Borrowing of revolving line-of-credit ..	4,833	1,500	—
Repayment of revolving line-of-credit	(4,833)	(1,500)	—
Repayments of long-term debt	—	—	(547)
Net cash flows provided by continuing financing activities	212	7,320	7,677
Cash flows from discontinued operations:
Net cash provided by (used in) operating activities .	11,062	5,884	(3,116)
Net cash used in investing activities	(187)	(91)	(888)
Net cash flows provided by (used in) discontinued operations .	10,875	5,793	(4,004)
Foreign currency exchange rate effects on cash and cash equivalents	(474)	308	(287)
Net increase (decrease) in cash and cash equivalents.	3,879	(1,196)	1,863
Cash and cash equivalents, beginning of year .	3,613	4,809	2,946
Cash and cash equivalents, end of year	$7,492	$3,613	$4,809
Supplemental disclosures of cash flow information:
Cash paid during the year for
Interest	$112	$6	$21
Income taxes	123	—	20

The accompanying notes are an integral part of these consolidated financial statements.

AXS-ONE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

(1)    Operations, Business Conditions, Liquidity and Significant Accounting Policies

The Company was incorporated under the laws of the State of Delaware in September 1978. The name of the Company was changed to AXS-One Inc. in November 2000. AXS-One Inc. designs, markets and supports records compliance management solutions that include digital archiving, business process management, electronic document delivery and integrated records disposition and discovery for e-mail, instant messaging, images, SAP and other corporate records, and until October 31, 2006, financial management applications for global 2000 businesses, and scheduling and time and expense solutions for professional services organizations. The Company also offers consulting, implementation, training, technical support and maintenance services in support of its customers’ use of its software products.

On October 31, 2006, the Company sold certain assets and liabilities through which it operated the AXS-One Enterprise Solutions financial management and accounting applications business (‘‘Enterprise Solutions’’) to Computron Software, LLC for the sum of $12 million in cash plus future potential consideration for exceeding specified license revenue targets. Additionally, Computron Software, LLC assumed net liabilities of approximately $6.2 million. The Company recorded a gain of $17.2 million on the sale. The assets sold primarily consist of client contracts, marketing agreements, internally developed software, accounts receivable and fixed assets of the business. The liabilities sold consist primarily of employee related liabilities, accounts payable and deferred revenue. The Company has classified the Enterprise Solutions business as a discontinued operation in these financial statements. Previously, the Company had two reporting segments, Records Compliance Management and Enterprise Solutions. As a result of the sale of the Enterprise Solutions, Records Compliance Management is the Company’s only reporting segment.

AXS-One recorded net income of $5.5 million in 2006 primarily related to the sale of the Enterprise Solutions business, and recorded net losses of $9.0 million and $5.2 million in 2005 and 2004 respectively. AXS-One incurred a loss of $19.6 million, $15.1 million and $2.7 million for 2006, 2005 and 2004, respectively, from continuing operations. We were not able to obtain operating profitability in 2004, 2005 and 2006 from continuing operations and may not be able to be profitable on a quarterly or annual basis in the future. Management’s initiatives over the last two years, including the restructurings in December 2006, June 2005 and June 2004, the private placements of common stock in June 2005 and April 2004, the executive management salary reductions for most of the second half of 2005 and for all of 2007, and the sale of the Enterprise Solutions business, have been designed to improve operating results and liquidity and better position AXS-One to compete under current market conditions. As a result of these efforts, we expect that our current cash balance, availability of borrowing capacity under our bank line of credit, and operating cash flow should be sufficient to meet the financial requirements of the business through April 2008. However, we may in the future be required to seek new sources of financing or future accommodations from our existing lender or other financial institutions, or we may seek equity infusions from private investors. Our ability to fund our operations is heavily dependent on the growth of our revenues over current levels to achieve profitable operations, particularly given the recent sale of the Enterprise Solutions business, which was our historically profitable segment. We may be required to further reduce operating costs in order to meet our obligations. If we are unable to achieve profitable operations or secure additional sources of capital, there would be substantial doubt about our long term ability to fund future operations. Additionally, there is a risk that cash held by one foreign subsidiary approximating $0.4 million at December 31, 2006 may not be readily available for use in our U.S. operations to pay our obligations as the transfer of funds is sometimes delayed due to various foreign government restrictions. No assurance can be given that management’s initiatives will be successful or that any such additional sources of financing, lender accommodations or equity infusions will be available.

(a) Principles of Consolidation

The consolidated financial statements include the accounts of AXS-One Inc.; and its wholly owned subsidiaries located in Australia, Singapore, South Africa and the United Kingdom (collectively, the

AXS-ONE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (continued)
(In thousands, except per share data)

‘‘Company’’). In December 2003, the Company dissolved the legal entity of its subsidiary located in Canada. The Canadian operation is now a part of the U.S. operation and as such continues to be included in the consolidated financial statements of the Company. All intercompany transactions and balances have been eliminated.

Until May 31, 2006, the Company had a 49% ownership in a joint venture in its South African operation, AXS-One African Solutions (Pty) Ltd (‘‘African Solutions’’). The joint venture was considered to be a variable interest entity as defined in FASB Interpretation No. 46R, ‘‘Consolidation of Variable Interest Entities’’ (FIN 46R). However, the Company had determined that it was not the primary beneficiary. Accordingly, until May 31, 2006, the Company used the equity method of accounting for the joint venture whereby investments, including loans to the joint venture, were stated at cost plus or minus the Company’s equity in undistributed earnings or losses. On May 31, 2006, the Company purchased the remaining 51% of African Solutions from African Legends Technology for $161 less cash acquired of $20, to make it a wholly owned subsidiary. The Company applied purchase accounting to record the transaction. The purchase price was less than the fair value of assets acquired and therefore the Company wrote – down the value of all long-term assets to zero and recorded a gain of $37. As of June 1, 2006, 100% of the results of African Solutions are included in the consolidated results of the Company in discontinued operations as it was part of the Enterprise Solutions business segment.

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

Delivery of software generally occurs when the product (on CDs) is delivered to a common carrier. Occasionally, delivery occurs through electronic means where the software is made available through our secure FTP (File Transfer Protocol) site. The Company generally does not offer any customers or resellers a right of return.

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

(c) Variable Interest Entity

The Company adopted FIN 46R as required on March 31, 2004. The Company’s formerly 49% owned joint venture, African Solutions (Pty) Ltd (‘‘African Solutions’’), was considered to be a variable interest entity as defined in FIN 46R. However, the Company determined that the former majority owner, African Legends Technology, absorbed the majority of the expected losses and therefore, African Legends Technology, was the primary beneficiary. Due to the fact that the Company was not the primary beneficiary of African Solutions, the results of African Solutions were not consolidated, but instead the Company accounted for its interest using the equity method of accounting.

African Solutions was acting as a non-exclusive authorized third party service provider to provide consulting and implementation services, and as a non-exclusive representative in providing marketing and promotional services directly to end users in regard to, among other things, AXS-One’s software products. African Solutions conducts business throughout the African continent where its target markets are the Financial Sector and Government Departments.

On May 31, 2006, the Company purchased the remaining 51% share of African Solutions from African Legends Technology for $161 less cash acquired of $20, to make it a wholly owned subsidiary. The Company applied purchase accounting to record the transaction. The purchase price was less than the fair value of assets acquired and therefore the Company wrote down the value of all long-term assets to zero and recorded a gain of $37. Results prior to May 31, 2006 were recorded using the equity method of accounting. As of June 1, 2006, 100% of the results of African Solutions are included in the consolidated results of the Company in discontinued operations as it was part of the Enterprise Solutions business segment. At the time of the acquisition the investment in the joint venture was $122. Pro forma results as if African Solutions had been acquired on January 1, 2006 are not significantly different than the reported 2006 consolidated results.

AXS-ONE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (continued)
(In thousands, except per share data)

(d) Use of Management Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the periods presented. Actual results could differ from those estimates. Some of the significant estimates involve allowance for doubtful accounts, accrued expenses, provision for income taxes in foreign jurisdictions, assessment of contingencies, revenue recognition, valuation of deferred tax asset and compensation expense pursuant to SFAS No. 123R.

(e) Cash and Cash Equivalents and Restricted Cash

Cash equivalents are stated at cost, which approximates market value, and consist of short-term, highly liquid investments with original maturities of less than three months. Restricted cash at December 31, 2006 and 2005 represents amounts on deposit for payments of lease obligations by the South African and Australian subsidiaries.

(f) Allowance for Doubtful Accounts

The Company evaluates the collectibility of accounts receivable based on a combination of factors. In cases where the Company is aware of circumstances that may impair a specific customer’s ability to meet its financial obligations, the Company records a specific allowance against amounts due, and thereby reduces the net receivable to the amount management believes is probable of collection. For all other customers, the Company recognizes allowances for doubtful accounts based on the length of time the receivables are outstanding, the current business environment and historical experience. The Company does not require collateral and does not charge interest on outstanding balances.

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

(h) Software Development Costs

The Company’s policy is to capitalize certain software development costs in accordance with Statement of Financial Accounting Standards No. 86, ‘‘Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed’’ (‘‘SFAS 86’’). Under SFAS 86, costs incurred to develop or significantly enhance computer software products are charged to research and development expense as incurred until technological feasibility has been established. The Company establishes technological feasibility upon completion of a working model or completion of a detailed program design. Generally costs related to projects that reach technological feasibility upon completion of a working model are not capitalized as the time period between establishment of the working model and general availability is of short duration. For projects that meet technological feasibility upon completion of a detailed program design, all research and development costs for that project are capitalized from that point until the product is available for general release to customers. The nature of the Company’s current development for RCM products is generally such that we can measure technological feasibility most effectively using the working model method where the time between establishment of a working model and general availability is of short duration which results in very little or no costs that qualify for capitalization. The

AXS-ONE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (continued)
(In thousands, except per share data)

Company historically used a detailed program design model to measure technological feasibility for its enterprise solutions products. This shift in development of the Company’s product lines will result in lower capitalized costs in the future. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs require considerable judgment by management with respect to certain external factors, including, but not limited to, anticipated future revenues, estimated economic life and changes in technology. It is reasonably possible that estimates of anticipated future revenues, the remaining estimated economic life of the products, or both will be reduced in the future due to competitive pressures. Upon the general release of the software product to customers, capitalization ceases and such costs are amortized (using the straight-line method) over the estimated life, which is generally three years.

During 2006 and 2005 the Company did not capitalize any software development cost for continuing operations. During 2004 capitalized software development costs amounted to $100. Annual amortization of software development costs of $313, $355 and $341 for 2006, 2005 and 2004, respectively, was recorded using the straight-line method over three years, the estimated economic life of the products.

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

AXS-ONE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (continued)
(In thousands, except per share data)

As of December 31, 2006, three customers represented 44.6% of total gross receivables (17.6%, 15.8% and 11.2% individually). As of December 31, 2005, three customers represented 45.6% of total gross receivables (17.1%, 16.8% and 11.7%, individually). As of December 31, 2004, no one customer represented more than 10% of total gross receivables. For the year ended December 31, 2006, two customers, represented 13.6% and 13.3%, individually of total revenues. For the year ended December 31, 2005, one customer represented 18.4% of total revenues. For the year ended December 31, 2004, one customer represented 10.3%, individually, of total revenues. For the year ended December 31, 2006, two customers represented 31.5% and 14.3% of license revenue. For the year ended December 31, 2005, three customers represented 26.8%, 16.4% and 12.2%, individually, of license revenue. For the year ended December 31, 2004, two customers represented 15.3% and 14.0%, individually, of license revenue. For the year ended December 31, 2006, one customer represented 13.0% of service revenue. For the year ended December 31, 2005, one customer represented 13.6% of service revenue. For the year ended December 31, 2004, no one customer represented more than 10% of service revenues.

(l) Foreign Currency Translation

The functional currency for foreign subsidiaries is the local currency. The results of operations for these foreign subsidiaries are translated from local currencies into U.S. dollars using the average exchange rates during each period. Assets and liabilities are translated using exchange rates at the end of the period with translation adjustments accumulated in stockholders’ earnings (deficit). Intercompany loans are denominated in U.S. currency. Foreign currency transaction gains and losses, related to short-term intercompany loans, are recorded in the consolidated statements of operations as incurred. Intercompany loans that are of a long-term nature are accounted for in accordance with SFAS 52, ‘‘Foreign Currency Translation,’’ whereby foreign currency transaction gains and losses are recorded in cumulative foreign currency translation adjustment, a component of stockholders’ equity (deficit). As of December 31, 2006, 2005, and 2004, intercompany loans to one foreign subsidiary were considered long-term in nature.

(m) Stock-Based Compensation

Historically, the Company accounted for stock-based compensation under the recognition and measurement principles of Accounting Principles Board Opinion (‘‘APB’’) No. 25, ‘‘Accounting for Stock Issued to Employees’’ (‘‘APB 25’’), and related interpretations and disclosure provisions of Statement of Accounting Standards SFAS 123 ‘‘Accounting For Stock-Based Compensation’’. Under this pronouncement, no compensation expense related to stock option plans was reflected in the Company’s Consolidated Statements of Operations as all options had an exercise price equal to the market value of the underlying common stock on the date of grant. Compensation cost for non-vested restricted stock grants was recorded based on its market value on the date of grant and was included in the Company’s Consolidated Statements of Operations ratably over the vesting period. Upon the grant of non-vested restricted stock, unearned stock compensation was recorded as an offset to additional paid-in capital and was amortized on a straight-line basis as compensation expense over the vesting period.

On January 1, 2006, the start of the first quarter of fiscal 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123R (revised 2004), ‘‘Share-Based Payment’’ (‘‘SFAS 123R’’) which requires that the costs resulting from all share-based payment transactions be recognized in the financial statements at their fair values. The Company adopted SFAS 123R using the modified prospective application method under which the provisions of SFAS 123R apply to new awards granted after the adoption date and to awards modified, repurchased, or cancelled after the adoption date. Additionally, compensation cost for the portion of the awards for which the requisite service has not been rendered that are outstanding as of the adoption date is recognized in the Consolidated Statement of Operations over the remaining service period after the adoption date based on the award’s original estimate of fair value. In connection with the adoption of SFAS 123R, the unearned stock compensation

AXS-ONE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (continued)
(In thousands, except per share data)

at December 31, 2005 of $177 relating to previous grants of non-vested restricted stock was offset against additional paid-in capital during the first quarter of fiscal 2006. Results for prior periods have not been restated. Total share-based compensation expense recorded in the Consolidated Statements of Operations for 2006 is $429.

As a result of adopting SFAS 123R on January 1, 2006, the Company’s net income for 2006 is $200 lower than if it had continued to account for share-based compensation under APB No. 25. Basic and diluted earnings per share for 2006 did not change as a result of the Company adopting SFAS 123R.

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

On October 26, 2005, the Board of Directors of the Company approved the acceleration of vesting of all unvested ‘‘out-of-the money’’ stock options previously awarded to current employees and directors under the Company’s stock option plans. The accelerated options had exercise prices ranging from $2.15 to $6.25 with a weighted average exercise price of $2.99. Options to purchase approximately 2,200 shares became exercisable immediately as a result of the vesting acceleration. To avoid any unintended personal benefits, the Company also imposed a holding period on the shares underlying the accelerated options in the form of a Resale Restriction Agreement. This agreement requires all optionees to refrain from selling any shares acquired upon the exercise of the accelerated options until the earlier of the date such shares would have vested under the options’ original vesting terms or the date of the employee’s or director’s termination from the Company. As a result of this acceleration, the Company reduced the stock compensation expense it otherwise would have been required to record beginning in January 2006 upon adoption of SFAS 123R by approximately $4,100 over approximately 2.5 years. In making the decision to accelerate these options, the Board of Directors considered the interests of the Company’s stockholders, as this acceleration will reduce compensation expense in future periods. The acceleration did not result in a compensation expense in 2005 as the option modification did not have any intrinsic value as of the date of the modification.

The following table illustrates the effect on net loss and net loss per common share applicable to common stockholders for 2005 and 2004, as if the Company had applied the fair value recognition provisions for stock-based employee compensation of SFAS 123, as amended:

	Years Ended December 31,
	2005	2004
Net loss as reported	$(8,998)	$(5,212)
Add: Stock based compensation expense	37	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(5,633)	(1,434)
Pro forma net loss	$(14,594)	$(6,646)
Net (loss) per common share:
Basic and diluted – as reported	$(0.28)	$(0.19)
Basic and diluted – pro forma	$(0.46)	$(0.24)

AXS-ONE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (continued)
(In thousands, except per share data)

The fair value of options granted is estimated on the date of grant using a Black-Scholes option pricing model. Expected volatilities are calculated in part based on the historical volatility of the Company’s stock. Management monitors share option exercise and employee termination patterns to estimate forfeiture rates within the valuation model. The expected life of options represents the period of time that options granted are expected to be outstanding. The risk-free interest rate for periods within the expected life of the option is based on the interest rate of a 5-year U.S. Treasury note in effect on the date of the grant.

The table below presents the assumptions used to calculate the fair value of options granted during 2006, 2005 and 2004.

	Years Ended December 31,
	2006	2005	2004
Risk-free interest rates	4.65%	4.60%	5.02%
Expected dividend yield	—	—	—
Expected lives	5 years	5 years	5 years
Expected volatility	92%	99%	103%
Forfeiture rate	14.4%	n/a	n/a
Weighted-average grant date fair value of options granted during the period	$1.37	$1.59	$2.30

(n) Basic and Diluted Net Income (Loss) per Common Share

Basic and diluted net income (loss) per common share is presented in accordance with SFAS No. 128, ‘‘Earnings per Share’’ (‘‘SFAS No. 128’’). Basic net income (loss) per common share is based on the weighted-average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed using the weighted average number of common and dilutive potential common shares outstanding during the period. Potential common shares consist of stock options, non-vested stock and warrants. Diluted net loss per common share was the same as basic net loss per common share for the years ended December 31, 2006, 2005 and 2004 since the effect of stock options, non-vested stock and warrants was anti-dilutive for all years. As of December 31, 2006, 2005 and 2004, there were outstanding options to purchase 5,528, 6,370 and 7,453 shares of common stock and outstanding warrants to purchase 1,143, 1,423 and 516 shares of common stock. As of December 31, 2006, 2005 and 2004, there were 1,076, 95 and 0 shares of non-vested stock outstanding.

The following represents the calculations of the basic and diluted net income (loss) per common share for the years ended December 31, 2006, 2005 and 2004.

	Years Ended December 31,
	2006	2005	2004
Net income (loss)	$5,501	$(8,998)	$(5,212)
Weighted average basic common shares outstanding during the year	34,405	31,629	27,395
Dilutive effect of stock options and warrants	—	—	—
Weighted average diluted common shares outstanding during the year	34,405	31,629	27,395
Basic and diluted net income (loss) per common share	$0.16	$(0.28)	$(0.19)

AXS-ONE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (continued)
(In thousands, except per share data)

(o) Fair Value of Financial Instruments

Cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued expenses and other current liabilities reported in the consolidated balance sheets equal or approximate fair values.

(p) Deferred Revenue

Deferred revenue primarily relates to customer software maintenance agreements that have been paid for by customers prior to the performance of those services and, to a lesser extent, prepaid consulting and deferred license fees.

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

(r) Recently Issued Accounting Standards

In July 2006, the FASB issued FIN 48 ‘‘Accounting for Uncertainty in Income Taxes.’’ This interpretation requires that we recognize in our financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. We believe the impact of adopting FIN 48 on our financial statements will not be material.

In September 2006, the FASB issued Statement No. 157 ‘‘Fair Value Measurements’’, which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosure about fair value measurement. FASB Statement No. 157 applies to other accounting pronouncements that require fair value measurements or permit fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007 and for interim periods within those fiscal years. We are currently evaluating the potential impact, if any, of the adoption of FASB Statement No. 157 on our consolidated financial position, results of operations and cash flows.

(2)    Discontinued operations

On October 31, 2006, the Company sold certain assets and liabilities through which it operated the AXS-One Enterprise Solutions financial management and accounting applications business (‘‘Enterprise Solutions’’) to Computron Software, LLC for the sum of $12,000 in cash plus future potential consideration for exceeding specified license revenue targets. The assets sold of approximately $2,100 primarily consist of client contracts, marketing agreements, internally developed software, accounts receivable and fixed assets of the business. The liabilities assumed of approximately $8,300, consist

AXS-ONE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (continued)
(In thousands, except per share data)

primarily of employee related liabilities, accounts payable and deferred revenue. As part of the transaction, Computron Software, LLC agreed, among other things, to hire certain former AXS-One employees assigned to the Enterprise Solutions business. Further, AXS-One agreed to a non-competition agreement which prohibits the Company from engaging in the enterprise financial business for a period of five years. As a result of the transaction with Computron Software, LLC, our employee headcount has been reduced by approximately 70 positions.

Liabilities held for sale as of December 31, 2006 totaling $981 consisted primarily of customer payments made to AXS-One on behalf of Computron Software, LLC. This amount was remitted to Computron Software, LLC during the first quarter of 2007.

The following chart summarizes the income statement for discontinued operations for 2006, 2005 and 2004:

	2006	2005	2004
Revenues	$16,495	$21,520	$28,331
Operating expenses	8,550	15,368	30,732
Operating income (loss)	7,945	6,152	(2,401)
Other income/(expense) net	(70)	(89)	(163)
Income (loss) from discontinued operations	$7,875	$6,063	$(2,564)

The Company recorded a gain on sale of the Enterprise Solutions business to Computron Software, LLC of $17,200. Due to the utilization of available net operating loss tax carryforwards in each of the relevant jurisdictions, the tax provision required on the transaction is estimated to be only $200. In determining the estimated gain on the sale of the Enterprise Solutions business to be recognized in the fourth quarter of 2006, the Company has estimated the following sales price, expenses and disposal cost using the October 31, 2006 balance sheet:

Sales price	$12,000
Assets sold	(2,093)
Liabilities sold	8,248
Transaction expenses	(714)
Tax provision	(200)
Gain on sale	$17,241

(3)    Revolving Line of Credit and Long-Term Debt

The Company had no outstanding debt as of December 31, 2006 or 2005.

On August 11, 2004, the Company entered into a two-year Loan and Security Agreement (the ‘‘Agreement’’) which contains a revolving line of credit under which the Company had available the lesser of $4.0 million or 80% of eligible accounts, as defined.

On January 27, 2005, March 28, 2005 and September 13, 2005, the Company entered into modifications to the Agreement (the ‘‘Amended Agreement’’) in order to revise certain terms of the Agreement including the loan fees, interest on the loan and the financial covenants. The Amended Agreement included a waiver of the Company’s June 30, 2005 financial covenant default.

Borrowings under the revolving line of credit, per the Amended Agreement, bore interest at prime rate plus one and one half percent (1.5%). Should, however, the Company fail to meet certain of the financial covenants set forth in the Amended Agreement, the interest rate would increase to the prime rate plus two and one half percent (2.5%). The Agreement provided for a non-refundable commitment

AXS-ONE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (continued)
(In thousands, except per share data)

fee of $30 per year and an unused revolving line facility fee of 0.25% per annum. The Amended Agreement increased the second year commitment fee to $40 and the unused line fee to 0.375% per annum. The Amended Agreement includes a warrant waiver fee of $20 and upon the occurrence of certain events, minimum monthly interest of $8 and an additional $20 warrant waiver fee. The Agreement is secured by substantially all domestic assets of the Company. The maturity date of the loan was August 9, 2006. As described in greater detail in the Amended Agreement, the loan is subject to acceleration upon breach of: (i) a covenant tested monthly regarding the ratio of unrestricted cash and net billed accounts receivable to current liabilities minus deferred revenue, which is to be no less than 1.35 to 1.0 (‘‘adjusted quick ratio covenant’’), (ii) a covenant tested quarterly regarding the Company’s EBITDAS (earnings before interest expense (excluding interest income), taxes, depreciation, amortization and stock compensation expense in accordance with GAAP), and (iii) other customary non-financial covenants. There is also a monthly transition event covenant which requires the Company to maintain an adjusted quick ratio covenant greater than or equal to 1.60 to 1.0.

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

On October 31, 2006 the Company and the Bank entered into a Second Loan Modification Agreement and an Intellectual Property Security Agreement. The Second Loan Modification Agreement serves (a) to amend the Amended Agreement by reducing the amount the Company may borrow on a revolving basis from (i) up to the lesser of (A) $4,000 or (B) 80.0% of the Eligible Accounts to (ii) up to the lesser of (A) $2,000 or (B) 70.0% of the Eligible Accounts, and (b) as an agreement by the Bank to forbear until November 10, 2006 from exercising its rights and remedies with respect to the default of the Company for failure to comply with certain financial covenants under the Amended Agreement at September 30, 2006. The IP Security Agreement serves to supplement the Amended Agreement by including among the assets securing the Company’s indebtedness to the Bank, a security interest in all of the Company’s right, title and interest in, to and under its intellectual property.

On November 11, 2006 the Company and the Bank entered into a Third Loan Modification Agreement. The Third Loan Modification Agreement serves (a) to amend the Second Loan Modification Agreement by increasing the amount the Company may borrow on a revolving basis from (i) up to the lesser of (A) $2,000 or (B) 70.0% of the Eligible Accounts to (ii) up to the lesser of (A) $4,000 or (B) 70.0% of the Eligible Accounts, and (b) as an agreement by the Bank to extend the forbearance from

AXS-ONE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (continued)
(In thousands, except per share data)

exercising its rights and remedies with respect to the default of the Company through December 10, 2006 for failure to comply with certain financial covenants under the Amended Agreement at September 30, 2006.

As of December 31, 2006 and March 15, 2007, they were no amounts outstanding under the Amended Agreement. The Company’s borrowing availability as of December 31, 2006 was $1,022. The Company was in compliance with all covenants as of December 31, 2006. Further, the Company believes that it will be in compliance with its financial covenants during the first quarter of 2007 and does not expect to borrow on the facility during that period.

On March 6, 2007, the Company entered into a Fourth Loan Modification Agreement (the ‘‘Fourth Modification Agreement’’) with the Bank effective as of February 15, 2007 to amend and supplement its Amended and Restated Loan and Security Agreement dated as of September 13, 2005 between the Company and the Bank, as amended by a First Loan Modification Agreement dated as of March 14, 2006, a Second Loan Modification Agreement dated as of October 31, 2006, and a Third Loan Modification Agreement dated as of November 11, 2006 (as amended, the ‘‘Loan Agreement’’).

Subject to certain borrowing base limitations and compliance with covenants, the Fourth Modification Agreement serves to amend the Loan Agreement by changing the amount the Company may borrow on a revolving basis from (i) up to the lesser of (A) $4,000 or (B) 70.0% of the Eligible Accounts (as such term is defined in the Loan Agreement) to (ii) up to the lesser of (A) $2,500 or (B) 80.0% of the Eligible Accounts (as such term is defined in the Loan Agreement). The Fourth Modification Agreement also extends the maturity date of the Loan Agreement from February 15, 2007 to April 1, 2008.

In addition, the Fourth Modification Agreement deletes the existing financial covenants contained in the Loan Agreement and adds two new financial covenants: (i) a covenant requiring the Company to maintain a Tangible Net Worth (as defined in the Fourth Modification Agreement) of at least (A) $1,700 as of the months ending January 31, 2007, February 28, 2007 and March 31, 2007, (B) $600 as of the months ending April 30, 2007, May 31, 2007 and June 30, 2007, (C) ($150) as of the months ending July 31, 2007, August 31, 2007 and September 30, 2007, and (D) $1.00 as of the month ending October 31, 2007 and as of the last day of each month thereafter and (ii) a covenant requiring the Company to maintain Liquidity (representing the amount of unrestricted cash of the Company at the Bank plus the unused availability under the Loan Agreement) at all times of at least $1,000.

The Bank also waived the Company’s existing defaults under the Loan Agreement based on certain failures to meet prior financial covenants during the year ended December 31, 2006.

(4)    Lease Obligations

The Company leases office space and equipment under non-cancelable operating leases. Rent expense charged to continuing operations in the accompanying consolidated statements of operations for office space, vehicles and equipment under operating leases was $1,812, $1,010 and $1,077 for the years ended December 31, 2006, 2005 and 2004, respectively.

AXS-ONE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (continued)
(In thousands, except per share data)

Scheduled future minimum payments required for all non-cancelable operating leases are as follows:

Years Ending December 31,
2007	$1,172
2008	920
2009	803
2010	756
2011/Thereafter	734
Total	$4,385

(5)    Related Party Transactions

In August 2003, the Company entered into a business relationship with an entity that is owned by the Company’s former chairman and a significant stockholder. This entity was providing consulting services related to the development of the Company’s instant messaging archiving product. For the year ended December 31, 2004, the Company recorded $84 as research and development expense to this related party. The Company discontinued use of this entity’s services in June 2004.

During January 2001, the Company entered into a South African joint venture: AXS-One African Solutions (Pty) Ltd (‘‘African Solutions’’). African Solutions had been acting as a non-exclusive authorized third party service provider to provide consulting and implementation services, and as a non-exclusive representative in providing marketing and promotional services directly to the end users in regard to, among other things, AXS-One’s software products. African Solutions conducts business throughout the African continent where its target markets are the Financial Sector and Government Departments. On May 31, 2006, the Company purchased the remaining 51% of African Solutions from African Legends Technology for $161 less cash acquired of $20, to make it a wholly owned subsidiary. The Company applied purchase accounting to record the transaction. The purchase price was less than the fair value of assets acquired and therefore the Company wrote – down the value of all long-term assets to zero and recorded a gain of $37. As of June 1, 2006, 100% of the results of African Solutions are included in the consolidated results of the Company in discontinued operations as it is part of the Enterprise Solutions business segment (See Notes 1(a) and 1(c) for further information).

(6)    Income Taxes

The components of income (loss) before income tax benefit, net are as follows:

	Years Ended December 31,
	2006	2005	2004
Domestic	$7,119	$(3,488)	$(1,503)
Foreign	(1,418)	(5,535)	(3,926)
Total	$5,701	$(9,023)	$(5,429)

AXS-ONE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (continued)
(In thousands, except per share data)

Income tax (provision) benefit is as follows:

	Years Ended December 31,
	2006	2005	2004
Federal	$(143)	$—	$—
State	(57)	—	194
Foreign	—	25	23
Total	$(200)	$25	$217

The tax provision in 2006 was recorded in discontinued operations as it related to the gain on the sale of the Enterprise Solutions business segment. The tax provisions in 2005 and 2004 were recorded in continuing operations as they related to ongoing business entities.

A reconciliation of Federal income tax (expense) benefit at the statutory rate of 34% to income tax benefit reflected in the accompanying consolidated statements of operations is as follows:

	Years Ended December 31,
	2006	2005	2004
Federal income tax (expense) benefit at 34%	$(1,953)	$3,068	$1,846
Federal alternative minimum tax	(143)	—	—
State income tax (expense) benefit, net of Federal tax (expense) benefit	(483)	206	213
Change in valuation allowance	2,712	(3,260)	(2,511)
Foreign tax rate differential and change in foreign NOLs	(326)	(5)	868
Reduction of state NOLs due to sale of New Jersey NOLs, net of federal benefit	—	—	(149)
Other, net	(7)	16	(50)
	$(200)	$25	$217

The principal components of the Company’s deferred taxes are as follows:

	December 31,
	2006	2005
Deferred tax assets:
Accruals and other	$158	$295
Allowance for doubtful accounts	24	50
Depreciation	361	426
Research and development credit carry-forwards	2,895	2,895
Net operating loss carry-forwards	20,844	24,755
Deferred tax assets	24,282	28,421
Less valuation allowance	24,282	28,004
Net deferred tax assets	—	417
Deferred tax liabilities:
Software development costs	—	417
Net deferred taxes	$—	$—

AXS-ONE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (continued)
(In thousands, except per share data)

As of December 31, 2006, the Company had United States net operating loss carry-forwards of approximately $47,000 which are available to offset future Federal taxable income, if any, and which begin to expire in 2007. In addition, foreign net operating loss carry-forwards aggregated approximately $13,413 at December 31, 2006, which are not subject to expiration. None of the net operating loss carry-forwards are limited by IRC section 382, however subsequent changes in the ownership of the Company may trigger a limitation in our ability to utilize the NOL’s each year.

The Company has recorded a valuation allowance for its net deferred tax assets and will continue to monitor the realizability of such assets. Approximately $2,436 and $2,360 of the Company’s deferred tax asset pertaining to NOLs and the corresponding valuation allowance at December 31, 2006 and 2005, respectively, relates to tax deductions arising from the exercise of stock options and/or subsequent sales of the underlying stock. For book purposes, the tax benefits related to such stock option transactions are recorded through equity when realized.

Foreign subsidiaries have paid, and are expected to continue to pay, appropriate taxes, if and when due, to their respective taxation authorities. It is the intention of the Company to reinvest the earnings of its non-U.S. subsidiaries, if any, in those operations. Accordingly, no Federal taxes have been provided on undistributed foreign earnings and no deferred tax liability for temporary differences related to the Company’s foreign subsidiaries have been established as the determination of the amounts is not practical.

During state fiscal years 2002 through 2005, AXS-One was authorized by the New Jersey Economic Development Authority (‘‘NJEDA’’) in conjunction with the New Jersey Division of Taxation to sell a portion of its New Jersey net operating losses and research and development credits for consideration that is to be used to fund its research activities in the State of New Jersey. For the State’s fiscal year 2005 (July 1, 2004 to June 30, 2005), AXS-One was authorized to sell $226 of its available tax benefit of $226. AXS-One sold the entire authorized amount for consideration of $194, net of broker commissions. For the State’s fiscal year 2004 (July 1, 2003 to June 30, 2004), AXS-One was authorized to sell $165 of its available tax benefit of $165. AXS-One sold the entire authorized amount for consideration of $142, net of broker commissions. Approximately 66% of the tax benefits sold is reflected as reduction of state NOLs due to sales of New Jersey NOLs, net of federal benefit in the income tax rate reconciliation table above. As of December 31, 2006, there were no remaining New Jersey net operating losses available for sale.

(7)    Stockholders’ Equity (Deficit)

(a) Warrants

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

On June 17, 2005, the Company entered into a definitive agreement with a number of investors as well as certain members of AXS-One Management and Board members to sell 4,534 shares of its common stock for total consideration of $6,750. On June 21, 2005, the initial closing date, the Company received net proceeds of approximately $5,775 from the investors and issued 4,081 shares of common stock. This excluded amounts due from members of the Company’s management and Board which together represented 10% of the investment. The closing with respect to the shares being offered to members of the Company’s management and Board members was subject to shareholder approval. The Company also issued, at the same time, warrants to purchase an aggregate of 408 shares of common stock at $1.90 per

AXS-ONE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (continued)
(In thousands, except per share data)

share and warrants to purchase 408 shares of common stock at $2.15 per share. These warrants are exercisable for a period of three years beginning June 21, 2005. The warrants were classified within permanent equity in accordance with EITF 00-19, ‘‘Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company’s Own Stock.’’ Warrants to purchase an additional 46 shares of common stock at $1.90 per share and 45 shares of common stock at $2.15 per share were issuable to members of the Company’s management and Board member investors upon approval of the shareholders. This private placement and issuance of warrants was made pursuant to the terms of a Unit Subscription Agreement, dated as of June 17, 2005, among the Company and several investors.

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

A summary of warrant activity is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
Balance, December 31, 2003	220	$1.13	2.20
Granted	516	$4.24
Exercised	220	$1.13
Balance, December 31, 2004	516	$4.24	2.25
Granted	907	$2.03
Exercised	—	—
Balance, December 31, 2005	1,423	$2.83	2.04
Granted	—	—
Exercised	—	—
Balance, December 31, 2006	1,423	$2.83	1.04

516 of these warrants expire in April 2007 and 907 of these warrants expire in June 2008. All were exercisable upon issuance.

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

On April 13, 2005 the Company approved the AXS-One Inc. 2005 Stock Incentive Plan (the 2005 Plan). The Plan was approved by the Company’s stockholders at the 2005 Annual Meeting of Stockholders on May 25, 2005. All employees and consultants of the Company and its affiliates are eligible to receive stock options, stock appreciation rights and non-vested stock under the 2005 Plan, as determined by the committee (as described below) in its sole discretion. Non-employee directors of the Company automatically receive grants of stock options under the 2005 Plan and are also eligible to receive discretionary grants of stock options. A maximum of 1,500 shares of the Company’s common stock are available for awards under the 2005 Plan, (subject to adjustment as provided in the 2005 Plan). At the 2006 annual shareholders meeting, approval was granted to remove the limitation on restricted stock awards available under the 2005 Plan. Formerly, 375 shares of common stock were available for awards as restricted stock. Approval was received to allow grants of restricted stock up to the total maximum number of shares available under the 2005 Plan. The maximum number of shares subject to awards intended to be ‘‘performance-based’’ compensation within the meaning of Section 162(m) of the Internal Revenue Code that may be granted to any employee during any calendar year will not exceed 500 shares, except for the calendar year in which such individual commences his or her employment, the maximum grant will not exceed 1,000 shares (in each case subject to adjustment as provided in the 2005 Plan). The 2005 Plan is administered by a committee of the Board of Directors (currently the Compensation Committee) consisting of two or more non-employee directors, each of whom is intended to be (to the extent required by applicable law) a non-employee director as defined in Rule 16b-3 of the Securities Exchange Act of 1934, an outside director as defined under Section 162(m) and an ‘‘independent director’’ as defined under American Stock Exchange Rule 121A. With regard to options granted under the 2005 Plan to non-employee directors, the Board of Directors administers the 2005 Plan. All options granted under the 2005 Plan expire ten years from the date of grant (or five years for statutory options granted to 10% stockholders), unless terminated earlier. Options generally vest over a four-year period.

AXS-ONE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (continued)
(In thousands, except per share data)

A summary of stock option activity under the Plans is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value as of 12/31/06
Balance, December 31, 2003	5,651	$1.54
Granted	2,770	$2.95
Exercised	(588)	$0.94
Canceled	(380)	$2.32
Balance, December 31, 2004	7,453	$2.07
Granted	861	$2.12
Exercised	(1,345)	$0.76
Canceled	(599)	$2.50
Balance, December 31, 2005	6,370	$2.31
Granted	254	$1.91
Exercised	(295)	$0.82
Forfeited	(155)	$1.72
Expired	(646)	$2.41
Balance, December 31, 2006	5,528	$2.38	5.73	$285
Vested and expected to vest at December 31, 2006	5,416	$2.39		$282
Exercisable at December 31, 2006	4,952	$2.46	5.42	$272

The total intrinsic value of stock options exercised during 2006, 2005 and 2004 were $299, $2,834 and $1,216 respectively. As of December 31, 2006, there was approximately $517 of total unrecognized compensation cost related to stock options granted under the plans. That cost is expected to be recognized over a weighted-average period of 1.45 years.

A summary of stock options outstanding and exercisable as of December 31, 2006 follows:

Options Outstanding				Options Exercisable
Range of exercise prices	Number outstanding	Weighted average remaining life (years)	Weighted average exercise price	Number exercisable	Weighted average exercise price
$0.21-$0.72	1,177	4.83	$0.54	1,151	$0.54
$0.75–$1.75	1,234	4.34	$1.42	902	$1.38
$1.80–$2.44	1,144	7.12	$2.19	937	$2.24
$2.49–$4.21	1,505	7.29	$3.60	1,494	$3.61
$6.00–$6.25	468	3.26	$6.02	468	$6.02
	5,528			4,952

(c) Non-Vested Restricted Stock

Compensation expense for non-vested restricted stock was historically recorded based on its market value on the date of grant and recognized ratably over the associated service period, the period in which restrictions are removed. Compensation expense for non-vested restricted stock was reported as unamortized stock compensation on the Consolidated Balance Sheets. With the adoption of SFAS 123R,

AXS-ONE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (continued)
(In thousands, except per share data)

effective January 1, 2006, unamortized stock compensation has been offset against additional paid-in capital where it is reflected on the Consolidated Balance Sheet as of December 31, 2006. During 2006 there were 1,071 shares of non-vested restricted stock granted. 410 shares were issued to employees with 4-year vesting and 661 shares were issued to employees with 2-year vesting. In the year ended December 31, 2005, 120 shares of non-vested restricted stock were granted with a vesting term of five years subject to acceleration in accordance with the grant stipulations. During 2006, 45 shares were forfeited as a result of employee terminations. During fiscal 2005, 25 shares issued were forfeited as a result of employee terminations and the corresponding compensation expense and remaining unamortized stock compensation amounts were reversed. As of December 31, 2006, 1,076 restricted shares are unvested.

A summary of non-vested restricted stock under the plans is as follows:

	Number of shares	Weighted average price per share
Balance, December 31, 2004	—	—
Granted	120	$2.25
Vested	—	—
Forfeited	(25)	$2.58
Balance, December 31, 2005	95	$2.16
Granted	1,071	$1.36
Vested	(45)	$1.69
Forfeited	(45)	$2.54
Balance, December 31, 2006	1,076	$1.37

As of December 31, 2006, there was approximately $241 of total recognized compensation cost and $943 of total unrecognized compensation cost related to non-vested restricted stock granted under the plans. That cost is expected to be recognized over a weighted-average period of 1.59 years.

Stock options and non-vested restricted stock awards available for grant under all plans were 933 at December 31, 2006.

(8)    Employee 401(k) Plan

The Company’s 401(k) Plan (the Plan) is a defined contribution plan. All North America employees who are at least 21 years of age are eligible on the first day in the month following their date of hire to become participants in the Plan and to make voluntary contributions based on a percentage of their compensation within certain Plan limitations.

The Plan falls under the provisions of Section 401(k) of the Internal Revenue Code. Employees may elect to contribute a percentage of their pretax salary, subject to statutory limitations, as well as certain percentages of their after-tax salary, to the Plan. By approval of the Board of Directors, the Company may elect to match a pre-determined percentage of the employees’ contribution. In addition, the Company may make additional contributions at the discretion of the Board of Directors, which would be allocated among all participants in proportion to each participant’s compensation, as defined. During the years ended December 31, 2006, 2005 and 2004, no additional contributions were made by the Company under the Plan.

Beginning in 2002, all contributions by the Company are on a discretionary basis only as approved by the Board of Directors. For the year ended December 31, 2006, 2005 and 2004, the Company contributed 50% of the employees’ first 6% of pretax salary contribution. The Company’s contributions charged to operations in the accompanying consolidated statements of operations were approximately $269, $272 and $308 for the years ended December 31, 2006, 2005 and 2004, respectively.

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

Revenues from continuing operations and long-lived assets for the Company’s United States, United Kingdom, Australia and Southeast Asia and other international operations are as follows:

	United States	United Kingdom	Australia and Southeast Asia	South Africa	Consolidated
2006
Revenues(1)	$6,376	$1,406	$1,593	$921	$10,296
Long-lived assets	159	54	169	37	419
2005
Revenues(1)	$6,984	$2,143	$948	$1,213	$11,288
Long-lived assets	1,184	75	151	23	1,433
2004
Revenues(1)	$8,057	$583	$390	$1,075	$10,105
Long-lived assets	2,094	87	185	29	2,395

(1)	Revenues are attributed to geographic area based on location of sales office.

(10)    Operating Segments

As a result of the Company meeting the criteria for reporting the sale of the Enterprise Solutions business as discontinued operations, the Company has only one reportable segment in continuing operations, AXS-One Records Compliance Management, and therefore no longer meets the requirement for segment reporting.

(11)    Quarterly Financial Data (Unaudited)

Summarized quarterly financial data for the years ended December 31, 2006, 2005 and 2004 is as follows (in thousands except per share data):

	Quarter
2006	First	Second	Third	Fourth
Total revenues	2,312	3,216	2,230	2,538
Gross profit	190	562	(223)	367
Loss from continuing operations	(5,257)	(4,601)	(5,171)	(4,586)
Income from discontinued operations	2,512	2,110	2,333	920
Gain of sale of discontinued operations	—	—	—	17,241
Net income (loss)	(2,744)	(2,490)	(2,840)	13,575
Basic & diluted net income (loss) per common share(1)	(0.08)	(0.07)	(0.08)	0.39

AXS-ONE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (continued)
(In thousands, except per share data)

	Quarter
2005	First	Second	Third	Fourth
Total revenues	2,478	2,131	3,707	2,972
Gross profit	161	(186)	1,998	1,395
Loss from continuing operations	(4,603)	(5,747)	(1,797)	(2,914)
Income from discontinued operations	1,434	1,388	1,974	1,267
Net income (loss)	(3,169)	(4,359)	177	(1,647)
Basic & diluted net income (loss) per common share(1)	(0.11)	(0.15)	0.01	(0.05)

	Quarter
2004	First	Second	Third	Fourth
Total revenues	3,018	2,304	2,484	2,299
Gross profit	2,231	1,225	1,012	1,164
Income (loss) from continuing operations	436	(1,506)	(991)	(587)
Income (loss) from discontinued operations	317	(1,074)	(668)	(1,139)
Net (loss) income	753	(2,580)	(1,659)	(1,726)
Basic & diluted net income (loss) per common share(1)	0.03	(0.09)	(0.06)	(0.06)

(1)	Basic and diluted net income (loss) per common share are computed independently for each quarter. Therefore, the sum of the quarters will not necessarily equal the basic and diluted net income (loss) per common share for the full year.

(12)    Restructuring Costs

In June 2005 the Company eliminated 6 positions in continuing operations in order to further streamline the organization. The Company recorded a charge to continuing operations in the second quarter of 2005 totaling approximately $322 related to involuntary termination benefits to be paid to the terminated employees. All restructuring costs related to the 2005 reduction in force have been paid as of December 31, 2006.

In December 2006, in order to reduce operating costs to better position ourselves in the current market, we eliminated 19 positions from continuing operations. We recorded a charge to operations of $431 in 2006 related to involuntary termination benefits to be paid to the terminated employees. Approximately $382 of the 2006 restructuring costs has been paid. The remaining liability at December 31, 2006 is $49 and is expected to be paid in 2007.

The activities related to the restructurings are as follows:

	2006	2005
Restructuring liability at January 1	$319	$—
Involuntary termination costs	431	322
Cash payments	(701)	(3)
Adjustment to severance accrual	—	—
Restructuring liability at December 31	$49	$319

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
AXS-One Inc.:

Under date of March 23, 2006, we reported, before the effects of the adjustments to retrospectively report the discontinued operations described in Note 2 to the consolidated financial statements, on the consolidated balance sheet of AXS-One Inc. and subsidiaries as of December 31, 2005, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ deficit, and cash flows for the years ended December 31, 2005 and 2004 (the consolidated financial statements referred to above before the effects of the adjustments discussed in Note 2, are not presented herein). In connection with our audits of the aforementioned consolidated financial statements, we also audited the accompanying related consolidated financial statement schedule for the years ended December 31, 2005 and 2004. This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this consolidated financial statement schedule based on our audits.

In our opinion, such consolidated financial statement schedule for the years ended December 31, 2005 and 2004, when considered in relation to the basic consolidated financial statements, before the effects of the adjustments to retrospectively report the discontinued operations described in Note 2 to the consolidated financial statements, taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Short Hills, New Jersey
March 23, 2006

SCHEDULE II

AXS-ONE INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2006, 2005 and 2004

(in thousands)

Allowance for Doubtful Accounts(a):	Balance at Beginning of Year	Charged to Costs and Expenses, net	Amounts Written Off	Balance at End of Year
Year ended December 31, 2006	$167	$6	$(90)	$83
Year ended December 31, 2005	$577	$11	$(421)	$167
Year ended December 31, 2004	$200	$465	$(88)	$577

(a)	Balances for all time periods except December 31, 2006 include allowances for doubtful accounts for the Enterprise Solutions business segment. Amounts written off in 2006 include amounts for the Enterprise Solutions business segment.