Form 10-Q
period 2007-03-31
AXS ONE INC
filed 2007-05-15
CIK 947427

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007	Commission File Number 1-13591

AXS-ONE INC.
(Exact name of registrant as specified in its charter)

Delaware	13-2966911
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
301 Route 17 North Rutherford, New Jersey	07070
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES        NO
Number of shares outstanding of the issuer’s common stock as of May 7, 2007

Class	Number of Shares Outstanding
Common Stock, par value $0.01 per share	36,007,425

AXS-ONE INC.

INDEX

		Page Number
PART I	FINANCIAL INFORMATION
	Item 1. Financial Statements
	Consolidated Balance Sheets March 31, 2007 (unaudited) and December 31, 2006	3
	Consolidated Statements of Operations (unaudited) Three months ended March 31, 2007 and 2006	4
	Consolidated Statements of Comprehensive Loss (unaudited) Three months ended March 31, 2007 and 2006	5
	Consolidated Statements of Cash Flows (unaudited) Three months ended March 31, 2007 and 2006	6
	Notes to Consolidated Interim Financial Statements	7
	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
	Item 3. Quantitative and Qualitative Disclosures About Market Risk	23
	Item 4T. Controls and Procedures	23
PART II	OTHER INFORMATION
	Item 6. Exhibits	25
SIGNATURES
	Signatures	26

PART I.    FINANCIAL INFORMATION

Item 1.	Financial Statements

AXS-ONE INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	March 31, 2007	December 31, 2006
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$4,693	$7,492
Restricted cash	7	7
Accounts receivable, net of allowance for doubtful accounts of $90 and $83 at March 31, 2007 and December 31, 2006, respectively	2,596	2,258
Prepaid expenses and other current assets	924	1,255
Total current assets	8,220	11,012
Equipment and leasehold improvements, at cost:
Computer and office equipment	2,600	2,590
Furniture and fixtures	632	630
Leasehold improvements	748	706
	3,980	3,926
Less – accumulated depreciation and amortization	3,568	3,507
	412	419
Other assets	289	102
	$8,921	$11,533
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank debt	$1,000	$—
Accounts payable	768	962
Accrued expenses	3,337	3,541
Deferred revenue	2,669	2,594
Liabilites of discontinued operations	78	981
Total current liabilities	7,852	8,078
Long-term liabilities:
Long-term deferred revenue	41	44
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, authorized 5,000 shares, no shares issued and outstanding	—	—
Common stock, $.01 par value, authorized 50,000 shares; 36,007 and 35,637 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	359	357
Additional paid-in capital	88,653	88,365
Accumulated deficit	(87,823)	(85,162)
Accumulated other comprehensive income (loss)	(161)	(149)
Total stockholders’ equity	1,028	3,411
	$8,921	$11,533

The accompanying notes are an integral part of these consolidated financial statements.

AXS-ONE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2007	2006
Revenues:
License fees	$1,796	$405
Services	1,898	1,907
Total revenues	3,694	2,312
Operating expenses:
Cost of license fees	121	268
Cost of services	1,371	1,854
Sales and marketing	2,122	2,611
Research and development	1,662	1,655
General and administrative	1,194	1,155
Total operating expenses	6,470	7,543
Operating loss	(2,776)	(5,231)
Other expense:
Interest income	69	84
Interest expense	(31)	(27)
Other income (expense), net	77	(84)
Total other income (expense), net	115	(27)
Loss before income taxes	(2,661)	(5,258)
Income tax benefit	—	—
Loss from continuing operations	(2,661)	(5,258)
Income from discontinued operations net of tax provision of $ – for all periods	—	2,512
Net loss	$(2,661)	$(2,746)
Basic & diluted net loss per common share:
(Loss) from continuing operations	$(0.08)	$(0.15)
Income from discontinued operations	—	0.07
Net loss	$(0.08)	$(0.08)
Weighted average basic & diluted common shares outstanding	34,735	34,247

The accompanying notes are an integral part of these consolidated financial statements.

AXS-ONE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2007	2006
Net loss	$(2,661)	$(2,746)
Foreign currency translation adjustment	(12)	72
Comprehensive loss	$(2,673)	$(2,674)

The accompanying notes are an integral part of these consolidated financial statements.

AXS-ONE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended, March 31,
	2007	2006
Cash flows from operating activities:
Net loss	$(2,661)	$(2,746)
Less income from discontinued operations	—	2,512
Loss from continuing operations	(2,661)	(5,258)
Adjustments to reconcile net loss to net cash flows used in continuing operating activities:
Depreciation and amortization	59	150
Provision for doubtful accounts, net	8	(10)
Stock based compensation expense	161	61
Changes in assets and liabilities
Accounts receivable	(306)	1,940
Prepaid expenses and other current assets	280	(480)
Change in other assets	(188)	9
Accounts payable and accrued expenses	(389)	(97)
Deferred revenue	67	(29)
Net cash flows used in continuing operating activities	(2,969)	(3,714)
Cash flows from continuing investing activities:
Restricted cash, net	—	13
Purchase of equipment and leasehold improvements	(49)	(52)
Net cash flows used in continuing investing activities	(49)	(39)
Cash flows from continuing financing activities:
Proceeds from exercise of stock options and warrants	129	60
Payment of debt issuance costs	—	(31)
Borrowing of revolving line-of-credit	1,000	—
Net cash flows provided by continuing financing activities	1,129	29
Cash flows from discontinued operations:
Net cash provided by (used in) operating activities	(894)	7,678
Net cash used in investing activities	—	9
Net cash flows provided by (used in) discontinued operations	(894)	7,687
Foreign currency exchange rate effects on cash and cash equivalents	(16)	65
Net increase (decrease) in cash and cash equivalents	(2,799)	4,028
Cash and cash equivalents, beginning of period	7,492	3,613
Cash and cash equivalents, end of period	$4,693	$7,641
Supplemental disclosures of cash flow information:
Cash paid during the year for
Interest	$40	$24
Income taxes	30	—

The accompanying notes are an integral part of these consolidated financial statements.

(1)    OPERATIONS, BUSINESS CONDITIONS AND SIGNIFICANT ACCOUNTING POLICIES

AXS-One Inc. designs, markets and supports records compliance management software that include digital archiving, business process management, electronic document delivery and integrated records disposition and discovery for e-mail, instant messaging, images, SAP and other corporate records, and until October 31, 2006, financial management applications for global 2000 businesses, and scheduling and time and expense software for professional services organizations. The Company also offers consulting, implementation, training, technical support and maintenance services in support of its customers’ use of its software products.

On October 31, 2006, the Company sold certain assets and liabilities through which it operated the AXS-One Enterprise Solutions financial management and accounting applications business (‘‘Enterprise Solutions’’) to Computron Software, LLC for the sum of $12 million in cash plus future potential consideration for exceeding specified license revenue targets. Additionally, Computron Software, LLC assumed assets of approximately $2.1 million and liabilities of approximately $8.3 million. The Company recorded a gain of $17.2 million on the sale. The assets sold primarily consisted of client contracts, marketing agreements, internally developed software, accounts receivable and fixed assets of the business. The liabilities sold consisted primarily of employee related liabilities, accounts payable and deferred revenue. The Company has classified the Enterprise Solutions business as a discontinued operation in these financial statements. Previously, the Company had two reporting segments, Records Compliance Management and Enterprise Solutions. As a result of the sale of the Enterprise Solutions, Records Compliance Management is the Company’s only reporting segment.

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

The accompanying Financial Statements have been prepared pursuant to the rules and regulations of the SEC. Certain information and note disclosures normally in annual financial statements prepared in accordance with GAAP have been condensed or omitted, although the Company believes the disclosures made are adequate to make the information not misleading.

These Consolidated Interim Financial Statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s 2006 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

The results of operations for the three months ended March 31, 2007 are not necessarily indicative of results to be expected for the full year 2007 or any future periods

AXS-One recorded net income of $5.5 million for the year ended December 31, 2006 primarily related to the sale of the Enterprise Solutions business, and recorded net losses of $9.0 million and $5.2 million for the years ended December 31, 2005 and 2004 respectively. AXS-One incurred a loss of $19.6 million, $15.1 million and $2.7 million for the years ended December 31, 2006, 2005 and 2004, respectively, from continuing operations. We were not able to obtain operating profitability for the years ended December 31, 2004, 2005 and 2006 from continuing operations and may not be able to be profitable on a quarterly or annual basis in the future. Management’s initiatives over the last three years, including the restructurings in December 2006, June 2005 and June 2004, the private placements of common stock in June 2005 and April 2004, the executive management salary reductions for most of the second half of 2005 and for all of 2007, and the sale of the Enterprise Solutions business, have been designed to improve operating results and liquidity and better position AXS-One to compete under current market conditions. Our ability to fund our operations is heavily dependent on the growth of our revenues over current levels to achieve profitable operations, particularly given the recent sale of the Enterprise Solutions business, which historically was our profitable segment. We may be required to further reduce operating costs in order to meet our obligations. The Company is currently in default of its bank credit facility and is currently in the process of seeking to secure additional sources of financing. If we are unable to achieve profitable operations or secure additional sources of financing, there would be substantial doubt about our ability to continue as a going concern. Additionally, there is a risk that cash held by one foreign subsidiary approximating $0.4 million at March 31, 2007 may not be readily available for use in our U.S. operations to pay our obligations, as the transfer of funds is sometimes delayed due to various foreign government restrictions. No assurance can be given that management’s initiatives will be successful or that any such additional sources of financing, lender accommodations or equity infusions will be available.

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

For software license, services and maintenance revenue, the Company assesses whether the fee is fixed and determinable and whether or not collection is probable based on the payment terms associated with the transaction. If a significant portion of a fee is due after our normal payment terms, which are 30 to 90 days from invoice date, the fee is considered not fixed and determinable. In these cases, the Company recognizes revenue as the fees become due.

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

(c)    Foreign Currency Translation

The functional currency for foreign subsidiaries is the local currency. The results of operations for these foreign subsidiaries are translated from local currencies into U.S. dollars using the average exchange rates during each period. Assets and liabilities are translated using exchange rates at the end of the period with translation adjustments accumulated in stockholders’ equity (deficit). Intercompany loans are denominated in U.S. currency. Foreign currency transaction gains and losses, related to short-term intercompany loans, were recorded in the consolidated statements of operations as incurred. As of January 1, 2007, all intercompany loans are considered of a long-term nature and therefore are accounted for in accordance with SFAS 52, ‘‘Foreign Currency Translation,’’ whereby foreign currency transaction gains and losses are recorded in cumulative foreign currency translation adjustment, a component of stockholders’ equity.

(d)    Stock-Based Compensation

On January 1, 2006 the Company adopted the provisions of Statement of Financial Accounting Standards No. 123R (revised 2004), ‘‘Share-Based Payment’’ (‘‘SFAS 123R’’) which requires that the costs resulting from all share-based payment transactions be recognized in the financial statements at their fair values. The Company adopted SFAS 123R using the modified prospective application method under which the provisions of SFAS 123R apply to new awards granted after the adoption date and to awards modified, repurchased, or cancelled after the adoption date. Additionally, compensation cost for the portion of the awards for which the requisite service has not been rendered that are outstanding as of the adoption date is recognized in the Consolidated Statement of Operations over the remaining service period after the adoption date based on the award’s original estimate of fair value. In connection with the adoption of SFAS 123R, the unearned stock compensation at December 31, 2005 of $177 relating to previous grants of non-vested restricted stock was offset against additional paid-in capital during the first quarter of fiscal 2006. Total share-based compensation expense recorded in the Consolidated Statements of Operations for the three months ended March 31, 2007 and 2006 is $88 and $61, respectively.

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

The table below presents the assumptions used to calculate the fair value of options granted during the three months ended March 31, 2007 and 2006.

	March 31,
	2007 (a)	2006
Risk-free interest rate	n/a	4.57%
Expected dividend yield	n/a	—
Expected lives	n/a	5 years
Expected volatility	n/a	99%
Forfeiture rate	n/a	n/a
Weighted-average grant date fair value of options granted during the period	n/a	$1.19

(a)	No stock options were granted during the three months ended March 31, 2007.

Stock Option Plans

The Company has three stock incentive plans: the 1995 Stock Option Plan (the 1995 Plan), the 1998 Stock Option Plan (the 1998 Plan), and the 2005 Stock Incentive Plan (the 2005 Plan). Under the 1995 Plan, the Company could grant up to 4,500 shares of common stock. The 1995 Plan has expired and no further options can be issued under this plan. Outstanding options under this plan will continue to vest. Under the 1998 Plan, the Company may grant stock options or stock appreciation rights to purchase an aggregate of up to 5,000 shares of Common Stock. In accordance with a June 2004 amendment, up to 300 of the total shares may be used for restricted stock awards. Under the 2005 Plan, the Company may grant stock options, stock appreciation rights and restricted stock to purchase an aggregate of up to 1,500 shares of Common Stock. All options granted under the forgoing plans expire ten years from the date of grant (or five years for statutory options granted to 10% stockholders), unless terminated earlier. Substantially all options vest over a four-year period. For a more detailed description of all stock incentive plans, refer to the Company’s 2006 Annual Report on Form 10-K.

Stock option transactions for the three months ended March 31, 2007 under all plans are as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value as of 3/31/07
Balance, December 31, 2006	5,528	$2.38
Granted	—	—
Exercised	(220)	$0.58
Forfeited	(4)	$2.24
Expired	(799)	$2.84
Balance, March 31, 2007	4,505	$2.38	5.77	$104
Vested and expected to vest at March 31, 2007	4,411	$2.40	—	$103
Exercisable at March 31, 2007	3,985	$2.48	5.47	$96

The total intrinsic value of stock options exercised during the three months ended March 31, 2007 was $46 as compared to $120 for the three months ended March 31, 2006. As of March 31, 2007, there was approximately $472 of total unrecognized compensation cost related to stock options granted under the plans. That cost is expected to be recognized over a weighted-average period of 1.35 years.

A summary of stock options outstanding and exercisable as of March 31, 2007 follows:

	Options Outstanding			Options Exercisable
Range of exercise prices	Number outstanding	Weighted average remaining life (years)	Weighted average exercise price	Number exercisable	Weighted average exercise price
$0.21 – $0.72	925	4.49	$0.54	869	$0.54
$0.75 – $1.75	922	4.60	$1.49	653	$1.44
$1.80 – $2.44	945	6.90	$2.17	758	$2.22
$2.49 – $4.21	1,463	7.06	$3.62	1,455	$3.63
$6.00 – $6.25	250	3.03	$6.01	250	$6.01
	4,505			3,985

Restricted Stock

Compensation expense for restricted stock is recorded based on its market value on the date of grant and recognized ratably over the associated service period, the period in which restrictions are removed. During the three months ended March 31, 2007 and 2006, there were 150 and 380, respectively, shares of restricted stock granted, with fair values of $114 and $946. All shares were issued to employees with 4-year vesting. During the three months ended March 31, 2007 and 2006, there were zero and 25 shares forfeited as a result of employee terminations. As of March 31, 2007, 1,136 restricted shares are unvested.

The following table summarizes transactions related to restricted stock for the three months ended March 31, 2007:

	Number of shares	Weighted average price per share
Balance, December 31, 2006	1,076	$1.37
Granted	150	$0.76
Vested	(90)	$2.49
Forfeited	—	—
Balance, March 31, 2007	1,136	$1.20

As of March 31, 2007, there was approximately $954 of total unrecognized compensation cost related to restricted stock granted under the plans. That cost is expected to be recognized over a weighted-average period of 1.58 years.

As of March 31, 2007, the Company also had warrants to purchase 1,423 shares of common stock outstanding at a weighted average price of $2.83. At December 31, 2006, all of these warrants were exercisable. No warrants were issued in the first quarter of 2007 or 2006 and no expense has been recognized during 2007. 516 of these warrants expired in April 2007 and 907 of these warrants expire in June 2008.

Stock options and restricted stock available for grant under all plans were 1,154 at March 31, 2007.

(2)    discontinued operAtions

On October 31, 2006, the Company sold certain assets and liabilities through which it operated the AXS-One Enterprise Solutions financial management and accounting applications business (‘‘Enterprise Solutions’’) to Computron Software, LLC for the sum of $12,000 in cash plus future potential consideration for exceeding specified license revenue targets. The assets sold of approximately $2,100 primarily consisted of client contracts, marketing agreements, internally developed software, accounts receivable and fixed assets of the business. The liabilities assumed of approximately $8,300, consisted primarily of employee related liabilities, accounts payable and deferred revenue. As part of the transaction, Computron Software, LLC agreed, among other things, to hire certain former AXS-One employees assigned to the Enterprise Solutions business. Further, AXS-One agreed to a non-competition agreement which prohibits the Company from engaging in the enterprise financial business for a period of five years. As a result of the transaction with Computron Software, LLC, our employee headcount has been reduced by approximately 70 positions.

Liabilities held for sale as of March 31, 2007 totaling $78 consisted primarily of customer payments made to AXS-One on behalf of Computron Software, LLC.

There was no income statement activity related to discontinued operations for the three months ended March 31, 2007. The following chart summarizes the income statement for discontinued operations for the three months ended March 31, 2006:

Revenues	$5,180
Operating expenses	2,642
Operating income	2,538
Other expense, net	(26)
Income from discontinued operations	$2,512

The Company recorded a gain on sale of the Enterprise Solutions business to Computron Software, LLC of $17,241. Due to the utilization of available net operating loss tax carryforwards in each of the relevant jurisdictions, the tax provision required on the transaction is estimated to be only $200. In determining the estimated gain on the sale of the Enterprise Solutions business to be recognized in the fourth quarter of 2006, the Company has estimated the following sales price, expenses and disposal cost using the October 31, 2006 balance sheet:

Sales price	$12,000
Assets sold	(2,093)
Liabilities sold	8,248
Transaction expenses	(714)
Tax provision	(200)
Gain on sale	$17,241

(3)    Revolving line of credit

On August 11, 2004, the Company entered into a two-year Loan and Security Agreement (the ‘‘Agreement’’) which contained a revolving line of credit under which the Company had available the lesser of $4.0 million or 80% of eligible accounts, as defined.

On January 27, 2005, March 28, 2005 and September 13, 2005, the Company entered into modifications to the Agreement (the ‘‘Amended Agreement’’) in order to revise certain terms of the Agreement including the loan fees, interest on the loan and the financial covenants.

Borrowings under the revolving line of credit, per the Amended Agreement, bore interest at prime rate plus one and one half percent (1.5%). Should, however, the Company fail to meet certain of the financial covenants set forth in the Amended Agreement, the interest rate would increase to the prime rate plus two and one half percent (2.5%). The Agreement provided for a non-refundable commitment fee of $30 per year and an unused revolving line facility fee of 0.25% per annum. The Amended Agreement increased the second year commitment fee to $40 and the unused line fee to 0.375% per annum. The Amended Agreement includes a warrant waiver fee of $20 and upon the occurrence of certain events, minimum monthly interest of $8 and an additional $20 warrant waiver fee. The Agreement is secured by substantially all domestic assets of the Company. The maturity date of the loan was August 9, 2006. As described in greater detail in the Amended Agreement, the loan was subject to acceleration upon breach of: (i) a covenant tested monthly regarding the ratio of unrestricted cash and net billed accounts receivable to current liabilities minus deferred revenue, which is to be no less than 1.35 to 1.0 (‘‘adjusted quick ratio covenant’’), (ii) a covenant tested quarterly regarding the Company’s EBITDAS (earnings before interest expense (excluding interest income), taxes, depreciation, amortization and stock compensation expense in accordance with GAAP), and (iii) other customary non-financial covenants. There was also a monthly transition event covenant which required the Company to maintain an adjusted quick ratio covenant greater than or equal to 1.60 to 1.0.

On October 31, 2006 the Company and the Bank entered into a Second Loan Modification Agreement and an Intellectual Property Security Agreement. The Second Loan Modification Agreement served (a) to amend the Amended Agreement by reducing the amount the Company may borrow on a revolving basis from (i) up to the lesser of (A) $4,000 or (B) 80.0% of the Eligible Accounts to (ii) up to the lesser of (A) $2,000 or (B) 70.0% of the Eligible Accounts, and (b) as an agreement by the Bank to forbear until November 10, 2006 from exercising its rights and remedies with respect to the default of the Company for failure to comply with certain financial covenants under the Amended Agreement at September 30, 2006. The IP Security Agreement serves to supplement the Amended Agreement by including among the assets securing the Company’s indebtedness to the Bank, a security interest in all of the Company’s right, title and interest in, to and under its intellectual property.

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

On March 6, 2007, the Company entered into a Fourth Loan Modification Agreement (the ‘‘Fourth Modification Agreement’’) with the Bank effective as of February 15, 2007 to amend and supplement its Amended and Restated Loan and Security Agreement dated as of September 13, 2005 between the Company and the Bank, as amended by the First Loan Modification Agreement dated as of March 14, 2006, the Second Loan Modification Agreement dated as of October 31, 2006, and the Third Loan Modification Agreement dated as of November 11, 2006 (as amended, the ‘‘Loan Agreement’’).

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

As of March 31, 2007, the Company had borrowings of $1,000, and had remaining availability under the Loan Agreement of $225. During April 2007, the Company repaid all outstanding amounts under the Agreement. For each month of 2007 the Company was in compliance with its liquidity covenant but was not in compliance with its minimum tangible net worth covenant of $1,700 for the months ended February 28 and March 31, 2007. Tangible net worth as of March 31, 2007 was $1,201. On May 15, 2007, the Bank waived such violations and agreed to forbear until June 15, 2007, from exercising its rights and remedies with respect to the default of the Company for failure to comply with the tangible net worth covenant. The Company is currently in the process of seeking to secure additional financing. Upon receipt of such additional financing, the Bank has preliminarily agreed to provide new financial covenants acceptable to the Company. No assurance can be given that such additional financing will be secured and that the Bank will definitively agree to provide new financial covenants.

(4)    Basic and Diluted Net INCOME (LOSS) Per Common Share

Basic and diluted net income (loss) per common share is presented in accordance with SFAS No. 128, ‘‘Earnings per Share’’ (‘‘SFAS No. 128’’).

Basic net income (loss) per common share is based on the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share for the three months ended March 31, 2007 and 2006 does not include the effects of outstanding options to purchase 4,505 and 6,391 shares of common stock, respectively, 1,136 and 450 shares of restricted stock, respectively, and outstanding warrants to purchase 1,423 shares of common stock for each period, as the effect of their inclusion is anti-dilutive for the periods.

The following represents the reconciliation(1) of the shares used in the basic and diluted net loss per common share calculation for the three months ended March 31, 2007 and 2006:

	Three Months Ended March 31,
	2007	2006
Weighted average basic common shares outstanding during the periods	34,735	34,247
Dilutive effect of stock options and warrants	—	—
Weighted average diluted common shares outstanding during the periods	34,735	34,247

(1)	This reconciliation does not include non-vested restricted stock.

(5)    CONTINGENCIES

Historically, the Company has been involved in disputes and/or litigation encountered in its normal course of business. The Company believes that the ultimate outcome of these proceedings will not have a material adverse effect on the Company’s business, consolidated financial condition, results of operations or cash flows.

(6)    RESTRUCTURING AND OTHER COSTS

In December 2006, in order to reduce operating costs to better position ourselves in the current market, we eliminated 19 positions from continuing operations. We recorded a charge to operations of $431 in 2006 related to involuntary termination benefits to be paid to the terminated employees. The remaining restructuring liability is recorded as accrued expenses on the March 31, 2007 balance sheet and will be paid in its entirety during 2007. The 2007 activity related to the restructuring is as follows:

2007
Restructuring liability at January 1, 2007	$49
Involuntary termination costs	—
Cash payments in 2007	(41)
Restructuring liability at March 31, 2007	$8

(7)    FINANCIAL INFORMATION BY GEOGRAPHIC AREA

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

Revenues and long-lived assets for the Company’s United States, United Kingdom, Australia and Asia, and South Africa continuing operations are as follows:

	Three Months Ended March 31,
Revenues:(1)	2007	2006
United States	$2,204	$1,505
United Kingdom	881	299
Australia and Asia	413	379
South Africa	196	129
Total Consolidated	$3,694	$2,312

(1)	Revenues are attributed to geographic area based on location of sales office.

Long-Lived Assets:	March 31, 2007	December 31, 2006
United States	$166	$159
United Kingdom	45	54
Australia and Asia	167	169
South Africa	34	37
Total Consolidated	$412	$419

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Consolidated Interim Financial Statements and Notes thereto and is qualified in its entirety by reference thereto.

This Report contains statements of a forward-looking nature within the meaning of the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, relating to future events or the future financial performance of AXS-One. Investors are cautioned that actual events or results may differ materially. In evaluating such statements, investors should specifically consider the various factors identified in this Report which could cause actual results to differ materially from those indicated by such forward-looking statements, in addition to the matters set forth in ‘‘Risk Factors’’ in our 2006 Annual Report on Form 10-K.

Executive Overview

We are a leading provider of Records Compliance Management software designed to reduce the inherent risks associated with retaining and managing corporate records as well as to achieve efficiency in its business processes and to extend those efficiencies to its customers, suppliers, and business partners. Our Records Compliance Management software, The AXS-One Compliance PlatformTM, delivers an integrated archiving and electronic records management software solution that enables organizations to manage growing volumes of disparate electronic records, including e-mail and instant messages, images, voice, office documents, ERP-generated data such as SAP and electronic print reports. All records are archived and managed according to corporate records policies from initial capture and indexing through archival, search and ultimate destruction. These products have been developed and optimized to address global issues of regulatory compliance, corporate governance, litigation readiness, e-discovery, supervision and privacy as they relate to the retention and disposition of electronic records, as well as to significantly reduce infrastructure costs (primarily storage and associated management costs).

Our revenues are derived mainly from license fees from software license agreements entered into with our customers, including through resellers, for both our products and, to a lesser degree, third party products resold by us and services revenues from software maintenance agreements, training, consulting services including installation and custom programming. We also derive a small amount of revenue (3.0% and 4.0% of total revenues for the first three months of 2007 and 2006, respectively) from subscription revenue arrangements.

We are based in Rutherford, New Jersey with approximately 133 full-time employees in continuing operations, as of March 31, 2007, in offices worldwide, including Asia, Australia, South Africa, the United Kingdom and the United States. Our foreign offices generated approximately 40.3% and 33.9% of our total revenues for the three months ended March 31, 2007 and 2006, respectively. We expect that such revenues will continue to represent a significant percentage of our total revenues in the future. Most of our international license fees and services revenues are denominated in foreign currencies. Fluctuations in the value of foreign currencies relative to the US dollar in the future could result in fluctuations in our revenue.

On October 31, 2006, the Company sold certain assets and liabilities through which it operated the AXS-One Enterprise Solutions financial management and accounting applications business (‘‘Enterprise Solutions’’) to Computron Software, LLC for the sum of $12 million in cash plus future potential consideration for exceeding specified license revenue targets. Additionally, Computron Software, LLC assumed net liabilities of approximately $6.2 million. The Company recorded a gain of $17.2 million on the sale. The assets sold primarily consisted of client contracts, marketing agreements, internally developed software, accounts receivable and fixed assets of the business. The liabilities sold consisted primarily of employee related liabilities, accounts payable and deferred revenue.

We encounter competition for all of our products in all markets and compete primarily based on the quality of our products, our price, our customer service and our time to implement. The timing of the release of new products is also important to our ability to generate sales. During the second half of 2003, we launched our Records Compliance Management solution for e-mail and Instant Messaging Archival and Supervision in response to new regulatory requirements for financial institutions in the United States as well as to address the need to reduce costs in the e-mail management area. During 2006, AXS-One announced further significant development of AXS-One Compliance Platform, focusing primarily on enhancements to address the growing market for litigation readiness and risk management. Version 3.5.5, was announced in September and introduced major new functionality including .PST management and file system archiving. Both leverage the high-performance workflow integrated into the AXS-One Compliance Platform to address the scalability and litigation/liability issues of today’s enterprises associated with managing and migrating .PST files and records stored in file systems. Significant enhancements were made to the product’s Case Management functionality in response to growing pressures on organizations worldwide regarding litigation readiness and e-discovery. Enhancement to Supervisory Review focused on performance, scale and ease of use, in response to enterprise-wide demand for this functionality (versus departmental needs). Finally, usability enhancements were introduced to facilitate administration within the e-mail archiving products and significantly reduce implementation time and effort for the entire platform.

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

We have experienced, and may in the future experience, significant fluctuations in our quarterly and annual revenues, results of operations and cash flows. We believe that domestic and international operating results and cash flows will continue to fluctuate significantly in the future as a result of a variety of factors. For a description of these factors that may affect our operating results, see ‘‘Risk Factors’’ in our 2006 Annual Report on Form 10-K.

Results of Operations

The following table sets forth for the periods indicated, certain operating data, and data as a percentage of total revenues:

	Three Months Ended March 31, 2007		Three Months Ended March 31, 2006
(in thousands)	As Reported	Data as a % of total revenue	As Reported	Data as a % of total revenue
Revenues:	(Unaudited)		(Unaudited)
License fees	$1,796	48.6%	$405	17.5%
Services	1,898	51.4	1,907	82.5
Total revenues	3,694	100.0	2,312	100.0

Operating expenses:
Cost of license fees	121	3.3	268	11.6
Cost of services	1,371	37.1	1,854	80.2
Sales and marketing	2,122	57.4	2,611	112.9
Research and development	1,662	45.0	1,655	71.6
General and administrative	1,194	32.3	1,155	50.0
Total operating expenses	6,470	175.1	7,543	326.3
Operating loss	(2,776)	(75.1)	(5,231)	(226.3)
Other income (expense), net	115	3.1	(27)	(1.2)
Loss before taxes	(2,661)	(72.0)	(5,258)	(227.5)
Income tax benefit	—	—	—	—
Loss from continuing operations	(2,661)	(72.0)	(5,258)	(227.5)
Income from discontinued operations	—	—	2,512	108.7
Net loss	$(2,661)	(72.0)%	$(2,746)	(118.8)%

Comparison of Three Months Ended March 31, 2007 to 2006

Revenues

Total revenues from continuing operations increased $1.4 million or 59.8% for the three months ended March 31, 2007 as compared to the corresponding prior year period due to a $1.4 million or 343.5% increase in license fees. The three months ended March 31, 2007 included license revenue of approximately $1.2 million from two large customers which did not occur in the first quarter of 2006. Additionally, revenue from our partner channel was stronger in the first quarter of 2007 compared with the first quarter of 2006.

Total revenues for the three months ended March 31, 2007 included $0.8 million and $0.8 million or 21.9% and 21.2% respectively, of total revenues from two customers. Total revenue for the three months ended March 31, 2006 included $0.4 million and $0.3 million or 18.2% and 12.6% respectively of total revenues from two customers.

The following table sets forth, for the periods indicated, each major category of our services revenues as a percent of total services revenues:

	Three Months Ended March 31,
(dollars in thousands)	2007		2006
	Amount	% of Total	Amount	% of Total
Maintenance	$1,314	69.2%	$1,125	59.0%
Consulting	472	24.9%	690	36.2%
Subscription revenue	112	5.9%	92	4.8%
Total services revenue	$1,898	100.0%	$1,907	100.0%

Maintenance revenue increased in the first quarter of 2007 compared with 2006 resulting from a maintenance contract executed in 2007 related to maintenance services provided in 2006. Consulting revenue decreased in the same period resulting from a large implementation project during the first quarter of 2006 with no similar consulting project in the first quarter of 2007. Subscription revenue has increased resulting from larger volumes of records being processed through the Company’s hosted e-Delivery product in the first quarter 2007 compared with the first quarter 2006.

Operating Expenses

Cost of license fees consists primarily of amortization of capitalized software development costs and amounts paid to third parties with respect to products we resell in conjunction with the licensing of our products. The elements can vary substantially from period to period as a percentage of license fees. Cost of license fees for the three months ended March 31, 2007 were $0.1 million lower than the same period last year as there was no amortization of capitalized software development costs in the first quarter of 2007. All capitalized software development cost have been fully amortized as of December 31, 2006.

Cost of services consists primarily of personnel and third party costs for product quality assurance, training, installation, consulting and customer support. Cost of services decreased $0.5 million or 26.1% for the three months ended March 31, 2007, as compared to the corresponding prior year period. The decrease for the three-month period was mainly due to headcount reductions as a result of the reduction in force implemented in the fourth quarter of 2006. The service margin was 27.8% for the three months ended March 31, 2007 compared with 2.8% for the corresponding prior year period. This increase was a result of the reduction in cost in the first quarter of 2007 versus the first quarter of 2006.

Sales and marketing expenses consist primarily of salaries, commissions and bonuses related to sales and marketing personnel, as well as travel and promotional expenses. Sales and marketing expenses were $0.5 million or 18.7% lower for the three months ended March 31, 2007, as compared to the corresponding prior year period. The decrease for the three-month period was primarily due to headcount reductions as a result of the reduction in force implemented in the fourth quarter of 2006.

Research and development expenses consist primarily of personnel costs, costs of equipment, facilities and third party software development costs. Research and development expenses are generally charged to operations as incurred. However, certain software development costs are capitalized in accordance with Statement of Financial Accounting Standards No. 86 (‘‘SFAS 86’’). Such capitalized software development costs are generally amortized to cost of license fees on a straight-line basis over periods not exceeding three years. There was no cost capitalized over the periods ended March 31, 2007 and 2006.

Research and development expenses were flat for the three months ended March 31, 2007, as compared to the comparable prior year period. Headcount reductions as a result of the reduction in force implemented in the fourth quarter of 2006 were offset by increases in temporary consultant expenses.

General and administrative expenses consist primarily of salaries for administrative, executive and financial personnel, and outside professional fees. General and administrative expenses were flat for the three months ended March 31, 2007 as compared to the corresponding prior year period. Headcount reductions as a result of the reduction in force implemented in the fourth quarter of 2006 were offset by increases in professional services costs.

Operating Loss

Operating loss improved $2.5 million for the three months ended March 31, 2007 as compared to the corresponding prior year period as a result of the increase in license revenue of $1.4 million and reductions in operating expenses of $1.1 million as a result of the reasons described above.

Other Income (Expense), Net

Other income (expense), net increased $0.1 million for the three months ended March 31, 2007, as compared to the same period in 2006. This increase is a result of lower foreign exchange transaction losses during the three months ended March 31, 2007 as compared to the same period last year. As of January 1, 2007, the Company has considered its inter-company loans to its foreign subsidiaries to be permanently reinvested. As a result of this decision, all foreign currency translation adjustments are recorded through the foreign currency translation adjustment account in the stockholders equity section of the Company’s balance sheet and are no longer recorded on the Company’s Statement of Operations.

Loss from continuing operations

Loss from continuing operations improved $2.6 million for the three months ended March 31, 2007, as compared to the same period in 2006 for the reasons stated in ‘‘Operating Loss’’ above.

Income from discontinued operations

There was no activity in discontinued operations during the three months ended March 31, 2007 compared to income of $2.5 million in the same period 2006. The Enterprise Solutions business was sold on October 31, 2006 as described in footnote 2 to the financial statements contained herein.

Net loss

The net loss was $2.7 million, or $(0.08) per diluted share of income for the three months ended March 31, 2007, the same as for the three months ended March 31, 2006, for the reasons stated above.

Liquidity and Capital Resources

On August 11, 2004, the Company entered into a two-year Loan and Security Agreement (the ‘‘Agreement’’) which contained a revolving line of credit under which the Company had available the lesser of $4.0 million or 80% of eligible accounts, as defined.

On January 27, 2005, March 28, 2005 and September 13, 2005, the Company entered into modifications to the Agreement (the ‘‘Amended Agreement’’) in order to revise certain terms of the Agreement including the loan fees, interest on the loan and the financial covenants. The Amended Agreement included a waiver of the Company’s June 30, 2005 financial covenant default.

Borrowings under the revolving line of credit, per the Amended Agreement, bore interest at prime rate plus one and one half percent (1.5%). Should, however, the Company fail to meet certain of the financial covenants set forth in the Amended Agreement, the interest rate would increase to the prime rate plus two and one half percent (2.5%). The Agreement provided for a non-refundable commitment fee of $30 per year and an unused revolving line facility fee of 0.25% per annum. The Amended Agreement increased the second year commitment fee to $40 and the unused line fee to 0.375% per annum. The Amended Agreement includes a warrant waiver fee of $20 and upon the occurrence of certain events, minimum monthly interest of $8 and an additional $20 warrant waiver fee. The Agreement is secured by substantially all domestic assets of the Company. The maturity date of the loan was August 9, 2006. As described in greater detail in the Amended Agreement, the loan was subject to acceleration upon breach of: (i) a covenant tested monthly regarding the ratio of unrestricted cash and net billed accounts receivable to current liabilities minus deferred revenue, which is to be no less than 1.35 to 1.0 (‘‘adjusted quick ratio covenant’’), (ii) a covenant tested quarterly regarding the Company’s EBITDAS (earnings before interest expense (excluding interest income), taxes, depreciation, amortization and stock compensation expense in accordance with GAAP), and (iii) other customary non-financial covenants. There was also a monthly transition event covenant which required the Company to maintain an adjusted quick ratio covenant greater than or equal to 1.60 to 1.0.

On October 31, 2006 the Company and the Bank entered into a Second Loan Modification Agreement and an Intellectual Property Security Agreement. The Second Loan Modification Agreement served (a) to amend the Amended Agreement by reducing the amount the Company may borrow on a revolving basis from (i) up to the lesser of (A) $4,000 or (B) 80.0% of the Eligible Accounts to (ii) up to the lesser of (A) $2,000 or (B) 70.0% of the Eligible Accounts, and (b) as an agreement by the Bank to forbear until November 10, 2006 from exercising its rights and remedies with respect to the default of the Company for failure to comply with certain financial covenants under the Amended Agreement at September 30, 2006. The IP Security Agreement serves to supplement the Amended Agreement by including among the assets securing the Company’s indebtedness to the Bank, a security interest in all of the Company’s right, title and interest in, to and under its intellectual property.

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

On March 6, 2007, the Company entered into a Fourth Loan Modification Agreement (the ‘‘Fourth Modification Agreement’’) with the Bank effective as of February 15, 2007 to amend and supplement its Amended and Restated Loan and Security Agreement dated as of September 13, 2005 between the Company and the Bank, as amended by the First Loan Modification Agreement dated as of March 14, 2006, the Second Loan Modification Agreement dated as of October 31, 2006, and the Third Loan Modification Agreement dated as of November 11, 2006 (as amended, the ‘‘Loan Agreement’’).

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

As of March 31, 2007, the Company had borrowings of $1,000, and had remaining availability under the Loan Agreement of $225. During April 2007, the Company repaid all outstanding amounts under the Agreement. For each month of 2007 the Company was in compliance with its liquidity covenant but was not in compliance with its minimum tangible net worth covenant of $1,700 for the months ended February 28 and March 31, 2007. Tangible net worth as of March 31, 2007 was $1,201. On May 15, 2007, the Bank waived such violations and agreed to forbear until June 15, 2007, from exercising its rights and remedies with respect to the default of the Company for failure to comply with the tangible net worth covenant. The Company is currently in the process of seeking to secure additional financing. Upon receipt of such additional financing, the Bank has preliminarily agreed to provide new financial covenants acceptable to the Company. No assurance can be given that such additional financing will be secured and that the Bank will definitively agree to provide new financial covenants.

Our operating activities used cash of $3.0 million for the three months ended March 31, 2007 and $3.7 million for the three months ended March 31, 2006. Net cash used in operating activities during the three months ended March 31, 2007 is primarily the result of the net loss from continuing operations and a decrease in accounts payable and accrued expenses, increased accounts receivable and increased other assets offset slightly by decreased prepaid expenses and other current assets and non-cash stock compensation expense. The use of cash in the first quarter 2006 was primarily the result of the net loss from continuing operations and increased prepaid expenses and other current assets offset somewhat by income from discontinued operations, a reduction in accounts receivable and depreciation and amortization.

Our investing activities used no significant cash for the three months ended March 31, 2007 and 2006, respectively.

Cash provided by financing activities was $1.0 million and zero for the three months ended March 31, 2007 and 2006, respectively. For the three months ended March 31, 2007, cash was provided by borrowings under the Company’s debt facility and the exercise of stock options during the period.

Cash used by discontinued operations was $0.9 for the three months ended March 31, 2007. Cash provided by discontinued operations was $7.7 million for the three months ended March 31, 2006. For the three months ended March 31, 2007, cash used related to payment of cash to Computron Software, LLC related to collection of their accounts receivable received by us and required to be returned to Computron Software, LLC. For the three months ended March 31, 2006, cash was provided by net income from discontinued operations offset somewhat by the change in net assets held for sale.

We have no significant capital commitments. Planned capital expenditures for the year 2007 are expected to be less than $0.5 million. Our aggregate minimum operating lease payments for 2007 will be approximately $1.2 million. We have $150 of remaining aggregate minimum royalties payable to third party software providers in accordance with 2007 agreements for third party software used in conjunction with our software. Future commitments to third party software providers are as follows:

(in thousands)
Year	Amount
2007	$150
2008	50
2009	50
2010
2011	—
Total	$250

AXS-One recorded net income of $5.5 million for the year ended December 31, 2006 primarily related to the sale of the Enterprise Solutions business, and recorded net losses of $9.0 million and $5.2 million for the years ended December 31, 2005 and 2004 respectively. AXS-One incurred a loss of $19.6 million, $15.1 million and $2.7 million for the years ended December 31, 2006, 2005 and 2004, respectively, from continuing operations. We were not able to obtain operating profitability for the years ended December 31, 2004, 2005 and 2006 from continuing operations and may not be able to be profitable on a quarterly or annual basis in the future. Management’s initiatives over the last three years, including the restructurings in December 2006, June 2005 and June 2004, the private placements of common stock in June 2005 and April 2004, the executive management salary reductions for most of the second half of 2005 and for all of 2007, and the sale of the Enterprise Solutions business, have been designed to improve operating results and liquidity and better position AXS-One to compete under current market conditions. Our ability to fund our operations is heavily dependent on the growth of our revenues over current levels to achieve profitable operations, particularly given the recent sale of the Enterprise Solutions business, which historically was our profitable segment. We may be required to further reduce operating costs in order to meet our obligations. The Company is currently in default of its bank credit facility and is currently in the process of seeking to secure additional sources of financing. If we are unable to achieve profitable operations or secure additional sources of financing, there would be substantial doubt about our ability to continue as a going concern. Additionally, there is a risk that cash held by one foreign subsidiary approximating $0.4 million at March 31, 2007 may not be readily available for use in our U.S. operations to pay our obligations as the transfer of funds is sometimes delayed due to various foreign government restrictions. No assurance can be given that management’s initiatives will be successful or that any such additional sources of financing, lender accommodations or equity infusions will be available.

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

For software license, services and maintenance revenue, the Company assesses whether the fee is fixed and determinable and whether or not collection is probable based on the payment terms associated with the transaction. If a significant portion of a fee is due after our normal payment terms, which are 30 to 90 days from invoice date, the fee is considered not fixed and determinable. In these cases, the Company recognizes revenue as the fees become due.

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

Recently Issued Accounting Standards

In July 2006, the FASB issued FIN 48 ‘‘Accounting for Uncertainty in Income Taxes.’’ This interpretation requires that we recognize in our financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The impact of adopting FIN 48 on our financial statements is not material.

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

See our 2006 Annual Report on Form 10K for a detailed discussion of risk factors.

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

Item 4T.	Controls and Procedures

Evaluation of disclosure controls and procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of ‘‘disclosure controls and procedures’’ in Rule 13a-15(e). In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2007. Based upon the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2007.

Internal controls over financial reporting

There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.    OTHER INFORMATION

Item 6.	Exhibits

Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification – William P. Lyons
Exhibit 31.2	Rule 13a-14(a)/15d-14(a) Certification – Joseph P. Dwyer
Exhibit 32	Officer Certifications under 18 USC 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AXS-ONE INC.
Date: May 15, 2007	By:	/s/ William P. Lyons
William P. Lyons Chief Executive Officer and Chairman of the Board
	By:	/s/ Joseph P. Dwyer
Joseph P. Dwyer Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)