Form 10-Q
period 2007-06-30
AXS ONE INC
filed 2007-08-14
CIK 947427

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT
TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007                    Commission File Number    1-13591

AXS-ONE INC.
(Exact name of registrant as specified in its charter)

Delaware	13-2966911
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

301 Route 17 North Rutherford, New Jersey	07070
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES       NO

Number of shares outstanding of the issuer’s common stock as of July 30, 2007:

Class	Number of Shares Outstanding
Common Stock, par value $0.01 per share	36,176,425

AXS-ONE INC.

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

AXS-ONE INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	June 30, 2007	December 31, 2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,113	$7,492
Restricted cash	7	7
Accounts receivable, net of allowance for doubtful accounts of $88 and $83 at June 30, 2007 and December 31, 2006, respectively	1,811	2,258
Prepaid expenses and other current assets	923	1,255
Total current assets	8,854	11,012
Equipment and leasehold improvements, at cost:
Computer and office equipment	2,628	2,590
Furniture and fixtures	635	630
Leasehold improvements	787	706
	4,050	3,926
Less – accumulated depreciation and amortization	3,641	3,507
	409	419
Other assets	283	102
	$9,546	$11,533
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$870	$962
Accrued expenses	3,108	3,541
Deferred revenue	2,972	2,594
Liabilities of discontinued operations	—	981
Total current liabilities	6,950	8,078
Long-term liabilities:
Long-term convertible debt, net of discount of $1,009	4,016	—
Long-term deferred revenue	32	44
Total liabilities	4,048	44
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, authorized 5,000 shares, no shares issued and outstanding	—	—
Common stock, $.01 par value, authorized 50,000 shares; 36,172 and 35,637 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	362	357
Additional paid-in capital	89,842	88,365
Accumulated deficit	(91,480)	(85,162)
Accumulated other comprehensive income (loss)	(176)	(149)
Total stockholders’ equity (deficit)	(1,452)	3,411
	$9,546	$11,533

The accompanying notes are an integral part of these consolidated financial statements.

AXS-ONE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues:
License fees	$505	$855	$2,301	$1,260
Services	2,013	2,361	3,911	4,268
Total revenues	2,518	3,216	6,212	5,528
Operating expenses:
Cost of license fees	124	367	245	635
Cost of services	1,460	2,287	2,831	4,141
Sales and marketing	1,937	2,358	4,059	4,969
Research and development	1,518	1,619	3,180	3,274
General and administrative	1,067	1,297	2,261	2,452
Total operating expenses	6,106	7,928	12,576	15,471
Operating loss	(3,588)	(4,712)	(6,364)	(9,943)
Other expense:
Interest income	45	55	114	139
Interest expense	(89)	(29)	(120)	(56)
Other income (expense), net	(25)	85	52	1
Total other income (expense), net	(69)	111	46	84
Loss before income taxes	(3,657)	(4,601)	(6,318)	(9,859)
Income tax benefit	—	—	—	—
Loss from continuing operations	(3,657)	(4,601)	(6,318)	(9,859)
Income from discontinued operations net of
tax provision of $ – for all periods	—	2,113	—	4,625
Net loss	$(3,657)	$(2,488)	$(6,318)	$(5,234)
Basic & diluted net loss per common share:
Loss from continuing operations	$(0.10)	$(0.13)	(0.18)	(0.29)
Income from discontinued operations	—	0.06	—	0.14
Net loss	$(0.10)	$(0.07)	$(0.18)	(0.15)
Weighted average basic & diluted
common shares outstanding	34,874	34,354	34,805	34,301

The accompanying notes are an integral part of these consolidated financial statements.

AXS-ONE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net loss	$(3,657)	$(2,488)	$(6,318)	$(5,234)
Foreign currency translation adjustment	(15)	(194)	(27)	(112)
Comprehensive loss	$(3,672)	$(2,682)	$(6,345)	$(5,346)

The accompanying notes are an integral part of these consolidated financial statements.

AXS-ONE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended, June 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(6,318)	$(5,234)
Less income from discontinued operations	—	4,625
Loss from continuing operations	(6,318)	(9,859)
Adjustments to reconcile net loss to net cash flows used in continuing operating activities:
Depreciation and amortization	117	302
Provision for doubtful accounts, net	6	28
Stock based compensation expense	306	162
Non-cash interest expense	64	—
Changes in assets and liabilities:
Accounts receivable	494	636
Prepaid expenses and other current assets	387	(263)
Change in other assets	(178)	11
Accounts payable and accrued expenses	(556)	1,680
Deferred revenue	347	(983)
Net cash flows used in continuing operating activities	(5,331)	(8,286)
Cash flows from continuing investing activities:
Restricted cash, net	—	13
Purchase of equipment and leasehold improvements	(94)	(188)
Net cash flows used in continuing investing activities	(94)	(175)
Cash flows from continuing financing activities:
Proceeds from exercise of stock options and warrants	128	222
Issuance of convertible debt	5,000	—
Payment of debt issuance costs	(92)	(31)
Borrowing of revolving line-of-credit	1,000	—
Repayment of revolving line-of-credit	(1,000)	—
Net cash flows provided by continuing financing activities	5,036	191
Cash flows from discontinued operations:
Net cash provided by (used in) operating activities	(982)	8,026
Net cash used in investing activities	—	12
Net cash flows provided by (used in) discontinued operations	(982)	8,038
Foreign currency exchange rate effects on cash and cash equivalents	(8)	(40)
Net decrease in cash and cash equivalents	(1,379)	(272)
Cash and cash equivalents, beginning of period	7,492	3,613
Cash and cash equivalents, end of period	$6,113	$3,341
Supplemental disclosures of cash flow information:
Cash paid during the year for
Interest	$57	$51
Income taxes	$—	$—
Non cash financing activities:
Issuance of warrant in connection with convertible debt	$1,048	$—

The accompanying notes are an integral part of these consolidated financial statements.

(1)    OPERATIONS, BUSINESS CONDITIONS AND SIGNIFICANT ACCOUNTING POLICIES

AXS-One Inc. designs, markets and supports records compliance management software that includes digital archiving, business process management, electronic document delivery and integrated records disposition and discovery for e-mail, instant messaging, images, SAP and other corporate records, and until October 31, 2006, financial management applications for global 2000 businesses, and scheduling and time and expense software for professional services organizations. The Company also offers consulting, implementation, training, technical support and maintenance services in support of its customers’ use of its software products.

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

The accompanying Financial Statements have been prepared pursuant to the rules and regulations of the SEC. Certain information and note disclosures normally contained in annual financial statements prepared in accordance with GAAP have been condensed or omitted, although the Company believes the disclosures made are adequate to make the information not misleading.

These Consolidated Interim Financial Statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s 2006 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

The results of operations for the three and six months ended June 30, 2007 are not necessarily indicative of results to be expected for the full year 2007 or any future periods

AXS-One incurred a loss of $19.6 million, $15.1 million and $2.7 million for the years ended December 31, 2006, 2005 and 2004, respectively, from continuing operations. The net loss for the first six months of 2007 was $6.4 million. We have not yet been able to obtain operating profitability from continuing operations and may not be able to be profitable on a quarterly or annual basis in the future. Management’s initiatives over the last three years, including the restructurings in December 2006, June 2005 and June 2004, the private placements of common stock in June 2005 and April 2004, the executive management salary reductions for most of the second half of 2005 and for all of 2007, the sale of the Enterprise Solutions business, and securing additional debt financing in May 2007 have been designed to improve operating results and liquidity and better position AXS-One to compete under current market conditions. However, we may in the future be required to seek new sources of financing or future accommodations from our existing lenders or other financial institutions, or we may seek equity infusions from private investors. Our ability to fund our operations is heavily dependent on the growth of our revenues over current levels to achieve profitable operations, particularly given the recent sale of the Enterprise Solutions business, which historically was our profitable segment. We may also be required to further reduce operating costs in order to meet our obligations if deemed necessary. If we are unable to achieve profitable operations or secure additional sources of capital, there would be substantial doubt about our ability to fund future operations. Additionally, there is a risk that cash held by one foreign subsidiary approximating $0.1 million at June 30, 2007 may not be readily available for use in our U.S. operations to pay our obligations, as the transfer of funds is sometimes delayed due to various foreign government restrictions. No assurance can be given that management’s initiatives will be successful or that any such additional sources of financing, lender accommodations or equity infusions will be available.

(b)    Revenue Recognition

The Company recognizes revenue in accordance with Statement of Position 97-2, ‘‘Software Revenue Recognition’’ (‘‘SOP 97-2’’), and Statement of Position 98-9, ‘‘Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions.’’ Revenue from non-cancelable software licenses is recognized when the license agreement has been signed, delivery has occurred, the fee is fixed or determinable and collectibility is probable. The Company recognizes license revenue from resellers when an end user has placed an order with the reseller and the above revenue recognition criteria have been met with respect to the reseller. In multiple element arrangements, the Company defers the vendor-specific objective evidence of fair value (‘‘VSOE’’) related to the undelivered elements and recognizes revenue on the delivered elements using the residual method. If VSOE of Fair Value does not exist for any undelivered element, the entire arrangement consideration is deferred until VSOE of fair value is determined for that undelivered element or the element is delivered. The most commonly deferred elements are initial maintenance and consulting services. Initial maintenance is recognized on a straight-line basis over the initial maintenance term. The VSOE of maintenance is determined by using a consistent percentage of maintenance fee to license fee based on renewal rates. Maintenance fees in subsequent years are recognized on a straight-line basis over the life of the applicable agreement. Maintenance contracts entitle the customer to hot-line support and all unspecified product upgrades released during the term of the maintenance contract. Upgrades include any and all unspecified patches or releases related to a licensed software product. Maintenance does not include implementation services to install these upgrades. The VSOE of services is determined by using an average consulting rate per hour for consulting services sold separately multiplied by the estimate of hours required to complete the consulting engagement.

Delivery of software generally occurs when the product (on CDs) is delivered to a common carrier. Occasionally, delivery occurs through electronic means where the software is made available through our secure FTP (File Transfer Protocol) site. The Company generally does not offer any customers or resellers a right of return.

For software license, services and maintenance revenue, the Company assesses whether the fee is fixed and determinable and whether or not collection is probable based on the payment terms associated with the transaction and the credit worthiness of the customer. If a significant portion of a fee is due after our normal payment terms, which are 30 to 90 days from invoice date, the fee is considered not fixed and determinable. In these cases, the Company recognizes revenue as the fees become due.

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

The majority of our training and consulting services are billed based on hourly rates. The Company generally recognizes revenue as these services are performed. However, when there is an arrangement that is based on a fixed fee or requires significant work either to alter the underlying software or to build additional complex interfaces so that the software performs as the customer requests, the Company recognizes the related revenue using the percentage of completion method of accounting. This requirement is infrequent. This would apply to our custom programming services, which are generally contracted on a fixed fee basis. Anticipated losses, if any, are charged to operations in the period such losses are determined to be probable.

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

(d)    Stock-Based Compensation

On January 1, 2006 the Company adopted the provisions of Statement of Financial Accounting Standards No. 123R (revised 2004), ‘‘Share-Based Payment’’ (‘‘SFAS 123R’’) which requires that the costs resulting from all share-based payment transactions be recognized in the financial statements at their fair values. The Company adopted SFAS 123R using the modified prospective application method under which the provisions of SFAS 123R apply to new awards granted after the adoption date and to awards modified, repurchased, or cancelled after the adoption date. Additionally, compensation cost for the portion of the awards for which the requisite service has not been rendered that are outstanding as of the adoption date is recognized in the Consolidated Statement of Operations over the remaining service period after the adoption date based on the award’s original estimate of fair value. In connection with the adoption of SFAS 123R, the unearned stock compensation at December 31, 2005 of $177 relating to previous grants of non-vested restricted stock was offset against additional paid-in capital during the first quarter of fiscal 2006. Total share-based compensation expense recorded in the Consolidated Statements of Operations for the three and six months ended June 30, 2007 was $145 and $306, respectively and for the three and six months ended June 30, 2006 was $101 and $162, respectively.

On November 10, 2005, the FASB issued FASB Staff Position 123(R)-3 (‘‘FSP 123R-3’’), ‘‘Transition Election Related to Accounting for the Tax Effects of Share-based Payment Awards,’’ that provides an elective alternative transition method of calculating the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS 123R (the ‘‘APIC Pool’’) to the method otherwise required by paragraph 81 of SFAS 123R. The Company is currently in a net tax loss position and has not realized any tax benefits under SFAS 123R. In addition, no stock options for which related deferred tax assets have been recorded have been exercised to date.

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

The table below presents the assumptions used to calculate the fair value of options granted during the three and six months ended June 30, 2007 and 2006.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Risk-free interest rate	n/a	4.90%	n/a	4.60%
Expected dividend yield	n/a	0	n/a	0
Expected lives	n/a	5 years	n/a	5 years
Expected volatility	n/a	85%	n/a	92%
Forfeiture rate	n/a	14.5%	n/a	14.5%
Weighted-average grant date fair value of options granted during the period	n/a	$1.42	n/a	$1.37

No stock options were granted during the three or six months ended June 30, 2007.

Stock Option Plans

The Company has three stock incentive plans: the 1995 Stock Option Plan (the 1995 Plan), the 1998 Stock Option Plan (the 1998 Plan), and the 2005 Stock Incentive Plan (the 2005 Plan). Under the 1995 Plan, the Company could grant up to 4,500 shares of common stock. The 1995 Plan has expired and no further options can be issued under this plan. Outstanding options under this plan will continue to vest. Under the 1998 Plan, the Company may grant stock options or stock appreciation rights to purchase an aggregate of up to 5,000 shares of Common Stock. In accordance with June 2004 and May 2007 amendments, all shares under the 1998 Plan may be used for restricted stock awards. Under the 2005 Plan, the Company may grant stock options, stock appreciation rights and restricted stock to purchase an aggregate of up to 1,500 shares of Common Stock. All options granted under the forgoing plans expire ten years from the date of grant (or five years for statutory options granted to 10% stockholders), unless terminated earlier. Substantially all options vest over a four-year period. For a more detailed description of all stock incentive plans, refer to the Company’s 2006 Annual Report on Form 10-K.

Stock option transactions for the six months ended June 30, 2007 under all plans are as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value as of 6/30/07
Balance, December 31, 2006	5,528	$2.38
Granted	—	—
Exercised	(220)	$0.58
Forfeited	(25)	$2.05
Expired	(967)	$2.64
Balance, June 30, 2007	4,316	$2.41	5.71	$126
Vested and expected to vest at June 30, 2007	4,239	$2.42	—	$124
Exercisable at June 30, 2007	3,875	$2.49	5.45	$117

The total intrinsic value of stock options exercised during the three and six months ended June 30, 2007 was $46 and $46 as compared to $164 and $283 for the three and six months ended June 30, 2006. As of June 30, 2007, there was approximately $422 of total unrecognized compensation cost related to stock options granted under the plans. That cost is expected to be recognized over a weighted-average period of 1.25 years.

A summary of stock options outstanding and exercisable as of June 30, 2007 follows:

Options Outstanding				Options Exercisable
Range of exercise prices	Number outstanding	Weighted average remaining life (years)	Weighted average exercise price	Number exercisable	Weighted average exercise price
$0.21 – $0.72	869	4.14	$0.53	844	$0.54
$0.75 – $1.86	912	5.60	$1.46	586	$1.35
$1.96 – $2.58	1,143	6.70	$2.32	1,053	$2.34
$2.60 – $3.78	245	5.84	$2.82	245	$2.82
$4.21 – $6.25	1,147	5.96	$4.60	1,147	$4.60
	4,316			3,875

Restricted Stock

Compensation expense for restricted stock is recorded based on its market value on the date of grant and recognized ratably over the associated service period, the period in which restrictions are removed. During the three and six months ended June 30, 2007 there were 165 and 315, respectively shares of restricted stock granted with fair values of $111 and $225. During the three and six months ended June 30, 2006, there were 30 and 410, respectively, shares of restricted stock granted, with fair values of $59 and $1,005. All shares were issued to employees with 4-year vesting. During the three and six months ended June 30, 2006, there were 25 shares forfeited as a result of employee terminations As of June 30, 2007, 1,294 restricted shares are unvested.

The following table summarizes transactions related to restricted stock for the six months ended June 30, 2007:

	Number of shares	Weighted average price per share
Balance, December 31, 2006	1,076	$1.37
Granted	315	$0.72
Vested	(97)	$2.45
Forfeited	—	—
Balance, June 30, 2007	1,294	$1.13

As of June 30, 2007, there was approximately $926 of total unrecognized compensation cost related to restricted stock granted under the plans. That cost is expected to be recognized over a weighted-average period of 1.48 years.

As of June 30, 2007, the Company also had warrants to purchase 2,907 shares of common stock outstanding at a weighted average price of $0.64. At June 30, 2007, all of these warrants were exercisable. 2,000 warrants were issued in May 2007 in connection with the convertible debt issuance described in Note 4. The expense related to these warrants will be amortized over the two year life of the convertible debt. No warrants were issued in 2006. 516 warrants expired in April 2007. 907 of the outstanding warrants expire in June 2008 and 2,000 of the warrants expire in May 2014.

The following table summarizes transactions related to warrants for the six months ended June 30, 2007:

	Number of shares	Weighted average price per share
Balance, December 31, 2006	1,423	$2.83
Granted	2,000	$0.01
Exercised	—	—
Expired	(516)	$4.24
Balance, June 30, 2007	2,907	$0.64

Stock options and restricted stock available for grant under all plans were 1,013 at June 30, 2007.

(d)    Income Taxes

The Company adopted the provisions of FASB Interpretation No. 48 (‘‘FIN 48’’) ‘‘Accounting for Uncertainty in Income Taxes’’, on January 1, 2007. The adoption of FIN 48 had no impact on the Company’s financial position and statement of operations. As of June 30, 2007, there were no or insignificant unrecognized tax benefits. As of January 1, 2007, the Company is subject to income tax examinations for its U.S. federal income taxes for the fiscal years 2005 and 2006 and for non-U.S. income taxes for the tax years 1999 through 2006.

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

There are no liabilities related to discontinued operations as of June 30, 2007.

There was no income statement activity related to discontinued operations for the six months ended June 30, 2007. The following chart summarizes the income statement for discontinued operations for the three and six months ended June 30, 2006:

	Three months ended June 30, 2006	Six months ended June 30, 2006
Revenues	$4,767	$9,947
Operating expenses	2,611	5,253
Operating income	2,156	4,694
Other expense, net	(43)	(69)
Income from discontinued operations	$2,113	$4,625

The Company recorded a gain on sale of the Enterprise Solutions business to Computron Software, LLC of $17,241. Due to the utilization of available net operating loss tax carryforwards in each of the relevant jurisdictions, the tax provision required on the transaction is estimated to be only $200. In determining the estimated gain on the sale of the Enterprise Solutions business recognized in the fourth quarter of 2006, the Company has estimated the following sales price, expenses and disposal cost using the October 31, 2006 balance sheet:

Sales price	$12,000
Assets sold	(2,093)
Liabilities sold	8,248
Transaction expenses	(714)
Tax provision	(200)
Gain on sale	$17,241

(3)    Revolving line of credit

On August 11, 2004, the Company entered into a two-year Loan and Security Agreement (the ‘‘Agreement’’) with Silicon Valley Bank (the ‘‘Bank’’) which contained a revolving line of credit under which the Company had available the lesser of $4.0 million or 80% of eligible accounts, as defined.

On January 27, 2005, March 28, 2005 and September 13, 2005, the Company entered into modifications to the Agreement (the ‘‘Amended Agreement’’) in order to revise certain terms of the Agreement including the loan fees, interest on the loan and the financial covenants.

On October 31, 2006 the Company and the Bank entered into a Second Loan Modification Agreement and an Intellectual Property Security Agreement. The Second Loan Modification Agreement served (a) to amend the Amended Agreement by reducing the amount the Company may borrow on a revolving basis from (i) up to the lesser of (A) $4,000 or (B) 80.0% of the Eligible Accounts to (ii) up to the lesser of (A) $2,000 or (B) 70.0% of the Eligible Accounts, and (b) as an agreement by the Bank to forbear until November 10, 2006 from exercising its rights and remedies with respect to the default of the Company for failure to comply with certain financial covenants under the Amended Agreement at September 30, 2006. The Intellectual Property Security Agreement serves to supplement the Amended Agreement by including among the assets securing the Company’s indebtedness to the Bank, a security interest in all of the Company’s right, title and interest in, to and under its intellectual property.

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

Subject to certain borrowing base limitations and compliance with covenants, the Fourth Modification Agreement served to amend the Loan Agreement by changing the amount the Company may borrow on a revolving basis from (i) up to the lesser of (A) $4,000 or (B) 70.0% of the Eligible Accounts (as such term is defined in the Loan Agreement) to (ii) up to the lesser of (A) $2,500 or (B) 80.0% of the Eligible Accounts (as such term is defined in the Loan Agreement). The Fourth Modification Agreement also extended the maturity date of the Loan Agreement from February 15, 2007 to April 1, 2008. In addition, the Fourth Modification Agreement deleted the existing financial covenants contained in the Loan Agreement and added two new financial covenants: (i) a covenant requiring the Company to maintain a Tangible Net Worth (as defined in the Fourth Modification Agreement) of at least (A) $1,700 as of the months ending January 31, 2007, February 28, 2007 and March 31, 2007, (B) $600 as of the months ending April 30, 2007, May 31, 2007 and June 30, 2007, (C) ($150) as of the months ending July 31, 2007, August 31, 2007 and September 30, 2007, and (D) $1.00 as of the month ending October 31, 2007 and as of the last day of each month thereafter and (ii) a covenant requiring the Company to maintain Liquidity (representing the amount of unrestricted cash of the Company at the Bank plus the unused availability under the Loan Agreement) at all times of at least $1,000. The Bank also waived the Company’s existing defaults under the Loan Agreement based on certain failures to meet prior financial covenants during the year ended December 31, 2006.

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

On July 18, 2007, the Company entered into a Second Amended and Restated Loan and Security Agreement with the Bank to amend and supplement the Loan Agreement (as amended, the ‘‘Second Amended Agreement’’).

The Second Amended Agreement provides for a revolving line of credit in an amount equal to the lesser of $2.5 million or 80% of eligible gross domestic accounts receivable. Borrowings under the revolving line of credit, bear interest at prime rate plus one quarter of one percent (0.25%) on the average gross daily financed account balance as long as the Company’s liquidity ratio (as described in the Second Amended Agreement) is above 1.30:1.00. Should the liquidity ratio fall below 1.30:1.00, the interest rate would increase to prime rate plus three quarters of one percent (0.75%) on the average gross daily financed account balance in addition to a monthly collateral handling fee of one quarter of one percent (0.25%) of the average monthly financed receivable balance. The Company is required to pay quarterly interest charges equal to 10% of the minimum net facility usage. If actual interest charges incurred exceed minimum, then no additional charge will be assessed. The Second Amended Agreement is secured by substantially all domestic assets of the Company. The maturity date of the loan is April 1, 2008. As described in greater detail in the Second Amended Agreement, the loan is subject to acceleration upon breach of: (i) a covenant tested quarterly requiring the Company’s net loss not to exceed $4.0 million, $2.8 million and $2.4 million for the quarters ended June 30, 2007, September 30, 2007 and December 31, 2007, respectively and (ii) other customary non-financial covenants.

As of June 30, 2007, the Company had no borrowings and had remaining availability under the Second Amended Agreement of $718.

(4)    Convertible note

On May 29, 2007, the Company entered into a Convertible Note and Warrant Purchase Agreement (the ‘‘Purchase Agreement’’) pursuant to which it sold and issued an aggregate of $5,000,000 of convertible notes consisting of (i) $2,500,000 of Series A 6% Secured Convertible Promissory Notes due May 29, 2009 and (ii) $2,500,000 of Series B 6% Secured Convertible Promissory Notes due May 29, 2009, together with warrants to purchase an aggregate of 2,000,000 shares of common stock of AXS-One. Net proceeds to AXS-One after transaction expenses were approximately $4.9 million. The notes and warrants were sold in a private placement under Rule 506 promulgated under the Securities Act of 1933, as amended, to three accredited investors.

The Series A notes mature on May 29, 2009, are convertible into AXS-One common stock at a fixed conversion rate of $1.00 per share, bear interest of 6% per annum and are secured by substantially all the assets of AXS-One. The Series B notes mature on May 29, 2009, are convertible into AXS-One common stock at a fixed conversion rate of $2.50 per share, bear interest of 6% per annum and are secured by substantially all the assets of AXS-One. The security interest of the noteholders has been subordinated to the security interest of Silicon Valley Bank, AXS-One’s current senior lender. Each series of notes may be converted at the option of the noteholder at any time prior to maturity.

Each noteholder received a warrant to purchase a number of shares of AXS-One common stock equal to 40% of the principal amount of notes purchased. Each warrant has an exercise price of $0.01 per share and is exercisable at any time through May 29, 2014. The value of the warrants using the Black Scholes model is $1,325 using the following assumptions; issue date stock price of $0.66 per share, a risk free rate of 4.59%, the term of seven years and volatility of 66%. The Company calculated the relative value of warrants as a percent of value of the convertible debt and recorded the relative value of $1,048 as a discount to the convertible debt offset by an increase to additional-paid-in-capital. This amount will be amortized as interest expense over the two year term of the convertible debt.

(5)    Basic and Diluted Net INCOME (LOSS) Per Common Share

Basic and diluted net income (loss) per common share is presented in accordance with SFAS No. 128, ‘‘Earnings per Share’’ (‘‘SFAS No. 128’’).

Basic net income (loss) per common share is based on the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share for the three and six months ended June 30, 2007 and 2006 does not include the effects of outstanding options to purchase 4,316 and 5,830 shares of common stock, respectively, 1,294 and 480 shares of restricted stock, respectively, and outstanding warrants to purchase 2,907 and 1,423 shares of common stock for each period, as the effect of their inclusion is anti-dilutive for the periods.

The following represents the reconciliation (which does not include non-vested restricted stock) of the shares used in the basic and diluted net loss per common share calculation for the three and six months ended June 30, 2007 and 2006:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Weighted average basic common shares outstanding during the periods	34,874	34,354	34,805	34,301
Dilutive effect of stock options and warrants	—	—	—	—
Weighted average diluted common shares outstanding during the periods	34,874	34,354	34,805	34,301

(6)    CONTINGENCIES

Historically, the Company has been involved in disputes and/or litigation encountered in its normal course of business. The Company believes that the ultimate outcome of these proceedings will not have a material adverse effect on the Company’s business, consolidated financial condition, results of operations or cash flows.

(7)    RESTRUCTURING AND OTHER COSTS

In December 2006, in order to reduce operating costs to better position the Company in the current market, the Company eliminated 19 positions from continuing operations. The Company recorded a charge to operations of $431 in 2006 related to involuntary termination benefits to be paid to the terminated employees. The remaining restructuring liability was recorded as accrued expenses and has been paid in its entirety as of June 30, 2007. The 2007 activity related to the restructuring is as follows:

2007
Restructuring liability at January 1, 2007	$49
Involuntary termination costs	—
Cash payments in 2007	(49)
Restructuring liability at June 30, 2007	$—

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

Revenues and long-lived assets for the Company’s United States, United Kingdom, Australia and Asia, and South Africa continuing operations are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Revenues:(1)	2007	2006	2007	2006
United States	$1,298	$1,906	$3,502	$3,421
United Kingdom	798	487	1,679	786
Australia and Asia	288	479	701	848
South Africa	134	344	330	473
Total Consolidated	$2,518	$3,216	$6,212	$5,528

(1)	Revenues are attributed to geographic area based on location of sales office.

Long-Lived Assets:	June 30, 2007	December 31, 2006
United States	$162	$159
United Kingdom	37	54
Australia and Asia	179	169
South Africa	31	37
Total Consolidated	$409	$419

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Consolidated Interim Financial Statements and Notes thereto and is qualified in its entirety by reference thereto.

This Report contains statements of a forward-looking nature within the meaning of the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, relating to future events or the future financial performance of AXS-One. Investors are cautioned that actual events or results may differ materially. In evaluating such statements, investors should specifically consider the various factors identified in ‘‘Risk Factors’’ in our 2006 Annual Report on Form 10-K which could cause actual results to differ materially from those indicated by such forward-looking statements.

Executive Overview

We are a leading provider of Records Compliance Management software designed to reduce the inherent risks associated with retaining and managing corporate records as well as to achieve efficiency in our customers business processes and to extend those efficiencies to their customers, suppliers and business partners. Our Records Compliance Management software – The AXS-One Compliance Platform™ – delivers an integrated archiving and electronic records management software solution that enables organizations to manage growing volumes of disparate electronic records, including e-mail and instant messages, images, voice, office documents, ERP-generated data such as SAP and electronic print reports. All records are archived and managed according to corporate records policies from initial capture and indexing through archival, search and ultimate destruction. These products have been developed and optimized to address global issues of regulatory compliance, corporate governance, litigation readiness, e-discovery, supervision and privacy as they relate to the retention and disposition of electronic records, as well as to significantly reduce infrastructure costs (primarily storage and associated management costs).

Our revenues are derived mainly from license fees from software license agreements entered into with our customers, including through resellers, for both our products and, to a lesser degree, third party products resold by us and services revenues from software maintenance agreements, training, consulting services including installation and custom programming. We also derive a small amount of revenue (5.0% and 4.4% of total revenues for the first six months of 2007 and 2006, respectively) from subscription revenue arrangements.

We are based in Rutherford, New Jersey with approximately 132 full-time employees in continuing operations, as of June 30, 2007, in offices worldwide, including Asia, Australia, South Africa, the United Kingdom and the United States. Our foreign offices generated approximately 43.6% and 38.1% of our total revenues for the six months ended June 30, 2007 and 2006, respectively. We expect that such revenues will continue to represent a significant percentage of our total revenues in the future. Most of our international license fees and services revenues are denominated in foreign currencies. Fluctuations in the value of foreign currencies relative to the US dollar in the future could result in fluctuations in our revenue.

On October 31, 2006, we sold certain assets and liabilities through which we operated the AXS-One Enterprise Solutions financial management and accounting applications business (‘‘Enterprise Solutions’’) to Computron Software, LLC for the sum of $12 million in cash plus future potential consideration for exceeding specified license revenue targets. Additionally, Computron Software, LLC assumed net liabilities of approximately $6.2 million. We recorded a gain of $17.2 million on the sale. The assets sold primarily consisted of client contracts, marketing agreements, internally developed software, accounts receivable and fixed assets of the business. The liabilities sold consisted primarily of employee related liabilities, accounts payable and deferred revenue.

We encounter competition for all of our products in all markets and compete primarily based on the quality of our products, our price, our customer service and our time to implement. The timing of the release of new products is also important to our ability to generate sales. During the second half of 2003, we launched our Records Compliance Management solution for e-mail and Instant Messaging

Archival and Supervision in response to new regulatory requirements for financial institutions in the United States as well as to address the need to reduce costs in the e-mail management area. During 2006, we announced further significant development of the AXS-One Compliance Platform, focusing primarily on enhancements to address the growing market for litigation readiness and risk management. Version 3.5.5, was announced in September and introduced major new functionality including .PST management and file system archiving. Both leverage the high-performance workflow integrated into the AXS-One Compliance Platform to address the scalability and litigation/liability issues of today’s enterprises associated with managing and migrating .PST files and records stored in file systems. Significant enhancements were made to the product’s Case Management functionality in response to growing pressures on organizations worldwide regarding litigation readiness and e-discovery. Enhancement to Supervisory Review focused on performance, scale and ease of use, in response to enterprise-wide demand for this functionality (versus departmental needs). Finally, usability enhancements were introduced to facilitate administration within the e-mail archiving products and significantly reduce implementation time and effort for the entire platform.

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

Results of Operations

The following table sets forth for the periods indicated, certain operating data, and data as a percentage of total revenues:

	Three Months Ended June 30, 2007		Three Months Ended June 30, 2006
(in thousands)	As Reported	Data as a % of total revenue	As Reported	Data as a % of total revenue
	(Unaudited)		(Unaudited)
Revenues:
License fees	$505	20.1%	$855	26.6%
Services	2,013	79.9	2,361	73.4
Total revenues	2,518	100.0	3,216	100.0
Operating expenses:
Cost of license fees	124	4.9	367	11.4
Cost of services	1,460	58.0	2,287	71.1
Sales and marketing	1,937	76.9	2,358	73.3
Research and development	1,518	60.3	1,619	50.4
General and administrative	1,067	42.4	1,297	40.3
Total operating expenses	6,106	242.5	7,928	246.5
Operating loss	(3,588)	(142.5)	(4,712)	(146.5)
Other income (expense), net	(69)	(2.7)	111	3.5
Loss before income taxes	(3,657)	(145.2)	(4,601)	(143.0)
Income tax benefit	—	—	—	—
Loss from continuing operations	(3,657)	(145.2)	(4,601)	(143.0)
Income from discontinued operations	—	—	2,113	65.7
Net loss	$(3,657)	(145.2)%	$(2,488)	(77.3)%

	Six Months Ended June 30, 2007		Six Months Ended June 30, 2006
(in thousands)	As Reported	Data as a % of total revenue	As Reported	Data as a % of total revenue
	(Unaudited)		(Unaudited)
Revenues:
License fees	$2,301	37.0%	$1,260	22.8%
Services	3,911	63.0	4,268	77.2
Total revenues	6,212	100.0	5,528	100.0
Operating expenses:
Cost of license fees	245	3.9	635	11.5
Cost of services	2,831	45.6	4,141	74.9
Sales and marketing	4,059	65.3	4,969	89.9
Research and development	3,180	51.2	3,274	59.2
General and administrative	2,261	36.4	2,452	44.4
Total operating expenses	12,576	202.4	15,471	279.9
Operating loss	(6,364)	(102.4)	(9,943)	(179.9)
Other income (expense), net	46	0.7	84	1.5
Loss before income taxes	(6,318)	(101.7)	(9,859)	(178.4)
Income tax benefit	—	—	—	—
Loss from continuing operations	(6,318)	(101.7)	(9,859)	(178.4)
Income from discontinued operations	—	—	4,625	83.7
Net loss	$(6,318)	(101.7)%	$(5,234)	(94.7)%

Comparison of Three Months Ended June 30, 2007 to 2006

Revenues

Total revenues from continuing operations decreased $0.7 million or 21.7% for the three months ended June 30, 2007 as compared to the corresponding prior year period due to a $0.4 million and $0.3 million reduction in license fees and service fees respectively. The closing cycle for license revenue is somewhat unpredictable and a number of deals with anticipated closing dates in the second quarter of 2007 did not close as planned. Additionally, the Company closed a significant deal in the second quarter of 2007 exceeding $900,000 but revenue recognition was deferred to future quarters due to acceptance criteria requirements and specified undelivered products for which there is no VSOE of Fair Value at the time.

Total revenues for the three months ended June 30, 2007 included $0.5 million or 18.3% of total revenues from one customer. Total revenue for the three months ended June 30, 2006 included $0.6 million or 19.6% of total revenues from one customer.

The following table sets forth, for the periods indicated, each major category of our services revenues as a percent of total services revenues:

	Three Months Ended June 30,
(dollars in thousands)	2007		2006
		% of		% of
	Amount	Total	Amount	Total
Maintenance	$1,330	66.1%	$1,236	52.4%
Consulting	479	23.8%	971	41.1%
Subscription revenue	204	10.1%	154	6.5%
Total services revenue	$2,013	100.0%	$2,361	100.0%

Maintenance revenue increased in the second quarter of 2007 compared with 2006 as a result of increased maintenance contracts from new license deals in the prior four quarters. Consulting revenue decreased in the same period resulting from a large implementation project during the second quarter of 2006 with no similar consulting project in the second quarter of 2007. Subscription revenue has increased resulting from larger volumes of records being processed through the Company’s hosted e-Delivery product in the second quarter 2007 compared with the second quarter 2006.

Operating Expenses

Cost of license fees consists primarily of amortization of capitalized software development costs and amounts paid to third parties with respect to products we resell in conjunction with the licensing of our products. The elements can vary substantially from period to period as a percentage of license fees. Cost of license fees for the three months ended June 30, 2007 were $0.2 million lower than the same period last year due to lower usage and lower cost of third party software as well as no amortization of capitalized software development cost in the second quarter of 2007. All capitalized software development costs have been fully amortized as of December 31, 2006.

Cost of services consists primarily of personnel and third party costs for product quality assurance, training, installation, consulting and customer support. Cost of services decreased $0.8 million or 36.2% for the three months ended June 30, 2007, as compared to the corresponding prior year period. The decrease for the three-month period was mainly due to headcount reductions as a result of the reduction in force implemented in the fourth quarter of 2006. The service margin was 27.5% for the three months ended June 30, 2007 compared with 3.1% for the corresponding prior year period. This margin improvement was a result of the lower cost in the second quarter of 2007 versus the second quarter of 2006.

Sales and marketing expenses consist primarily of salaries, commissions and bonuses related to sales and marketing personnel, as well as travel and promotional expenses. Sales and marketing expenses were $0.4 million or 17.9% lower for the three months ended June 30, 2007, as compared to the corresponding prior year period. The decrease for the three-month period was primarily due to headcount reductions as a result of the reduction in force implemented in the fourth quarter of 2006 and lower marketing program cost.

Research and development expenses consist primarily of personnel costs, costs of equipment, facilities and third party software development costs. Research and development expenses are generally charged to operations as incurred. However, certain software development costs are capitalized in accordance with Statement of Financial Accounting Standards No. 86 (‘‘SFAS 86’’). Such capitalized software development costs are generally amortized to cost of license fees on a straight-line basis over periods not exceeding three years. There was no cost capitalized over the periods ended June 30, 2007 and 2006.

Research and development expenses were $0.1 million or 6.2% lower for the three months ended June 30, 2007, as compared to the comparable prior year period. The decrease for the three-month period was primarily due to headcount reductions as a result of the reduction in force implemented in the fourth quarter of 2006.

General and administrative expenses consist primarily of salaries for administrative, executive and financial personnel, and outside professional fees. General and administrative expenses were $0.2 million or 17.7% lower than the three months ended June 30, 2007 as compared to the corresponding prior year period. This reduction resulted from headcount reductions as a result of the reduction in force implemented in the fourth quarter of 2006, decreased professional services costs and lower facility costs.

Operating Loss

Operating loss improved by $1.1 million for the three months ended June 30, 2007 as compared to the corresponding prior year period as a result of the reductions in operating expenses of $1.8 million due to the reasons described above offset somewhat by lower sales revenue of $0.7 million.

Other Income (Expense), Net

Other income (expense), net decreased $0.2 million for the three months ended June 30, 2007, as compared to the same period in 2006. This decrease is a result of higher interest expense associated with the convertible debt issued on May 29, 2007 and lower foreign exchange transaction gains during the three months ended June 30, 2007 as compared to the same period last year. As of January 1, 2007, the Company has considered its inter-company loans to its foreign subsidiaries to be permanently reinvested. As a result of this decision, all foreign currency translation adjustments are recorded through the foreign currency translation adjustment account in the stockholders equity section of the Company’s balance sheet and are no longer recorded on the Company’s Statement of Operations.

Loss from continuing operations

Loss from continuing operations improved $0.9 million for the three months ended June 30, 2007, as compared to the same period in 2006 for the reasons described in ‘‘Operating Loss’’ above.

Income from discontinued operations

There was no activity in discontinued operations during the three months ended June 30, 2007 compared to income of $2.1 million in the same period 2006. The Enterprise Solutions business was sold on October 31, 2006 as described in footnote 2 to the financial statements contained herein.

Net loss

The net loss was $3.7 million, or $(0.10) per diluted share for the three months ended June 30, 2007, as compared to $2.5 million or $(0.07) per diluted share for the three months ended June 30, 2006, for the reasons described above.

Comparison of Six Months Ended June 30, 2007 to 2006

Revenues

Total revenues from continuing operations increased $0.7 million or 12.4% for the six months ended June 30, 2007 as compared to the corresponding prior year period due to a $1.0 million or 82.6% increase in license fees. The six months ended June 30, 2007 included license revenue of approximately $1.2 million from two large customers, with no comparable sized deals in the first half of 2006. Additionally, revenue from our partner channel was stronger in the first half of 2007 compared with the first half of 2006.

The following table sets forth, for the periods indicated, each major category of our services revenues as a percent of total services revenues:

	Six Months Ended June 30,
(dollars in thousands)	2007		2006
		% of		% of
	Amount	Total	Amount	Total
Maintenance	$2,644	67.6%	$2,361	55.3%
Consulting	951	24.3%	1,662	39.0%
Subscription revenue	316	8.1%	245	5.7%
Total services revenue	$3,911	100.0%	$4,268	100.0%

Maintenance revenue increased for the first six months of 2007 compared with 2006 as a result of increased maintenance contracts from new license deals in the prior four quarters. Consulting revenue decreased in the same period resulting from a large implementation project during the first six months of 2006 with no similar consulting project in the first six months of 2007. Subscription revenue has increased resulting from larger volumes of records being processed through the Company’s hosted e-Delivery product in the first six months of 2007 compared with the first six months of 2006.

Operating Expenses

Cost of license fees consists primarily of amortization of capitalized software development costs and amounts paid to third parties with respect to products we resell in conjunction with the licensing of our products. The elements can vary substantially from period to period as a percentage of license fees. Costs of license fees for the six months ended June 30, 2007 were $0.4 million lower than the same period last year due to lower usage and lower cost of third party software as well as there being no amortization of capitalized software development cost in the first six months of 2007. All capitalized software development costs have been fully amortized as of December 31, 2006.

Cost of services consists primarily of personnel and third party costs for product quality assurance, training, installation, consulting and customer support. Cost of services decreased $1.3 million or 31.6% for the six months ended June 30, 2007, as compared to the corresponding prior year period. The decrease for the six -month period was mainly due to headcount reductions as a result of the reduction in force implemented in the fourth quarter of 2006. The service margin was 27.6% for the six months ended June 30, 2007 compared with 3.0% for the corresponding prior year period. This margin improvement was the result of the reduction in cost in the second quarter of 2007.

Sales and marketing expenses consist primarily of salaries, commissions and bonuses related to sales and marketing personnel, as well as travel and promotional expenses. Sales and marketing expenses were $0.9 million or 18.3% lower for the six months ended June 30, 2007, as compared to the corresponding prior year period. The decrease for the six -month period was primarily due to headcount reductions as a result of the reduction in force implemented in the fourth quarter of 2006 and lower marketing program cost.

Research and development expenses consist primarily of personnel costs, costs of equipment, facilities and third party software development costs. Research and development expenses are generally charged to operations as incurred. However, certain software development costs are capitalized in accordance with Statement of Financial Accounting Standards No. 86 (‘‘SFAS 86’’). Such capitalized software development costs are generally amortized to cost of license fees on a straight-line basis over periods not exceeding three years. There was no cost capitalized over the periods ended June 30, 2007 and 2006.

Research and development expenses were $0.1 million or 2.9% lower for the six months ended June 30, 2007, as compared to the comparable prior year period. The decrease for the six-month period was primarily due to headcount reductions as a result of the reduction in force implemented in the fourth quarter of 2006.

General and administrative expenses consist primarily of salaries for administrative, executive and financial personnel, and outside professional fees. General and administrative expenses were $0.2 million or 7.8% lower than the six months ended June 30, 2007 as compared to the corresponding prior year period. This reduction resulted from headcount reductions as a result of the reduction in force implemented in the fourth quarter of 2006 and lower facility costs.

Operating Loss

Operating loss improved $3.6 million for the six months ended June 30, 2007 as compared to the corresponding prior year period as a result of the increase in license revenue of $1.0 million and reductions in operating expenses of $2.9 million resulting from the reasons described above.

Other Income (Expense), Net

Other income (expense), net was flat for the six months ended June 30, 2007, as compared to the same period in 2006. As of January 1, 2007, the Company has considered its inter-company loans to its foreign subsidiaries to be permanently reinvested. As a result of this decision, all foreign currency translation adjustments are recorded through the foreign currency translation adjustment account in the stockholders equity section of the Company’s balance sheet and are no longer recorded on the Company’s Statement of Operations.

Loss from continuing operations

Loss from continuing operations improved $3.5 million for the six months ended June 30, 2007, as compared to the same period in 2006 for the reasons described in ‘‘Operating Loss’’ above.

Income from discontinued operations

There was no activity in discontinued operations during the six months ended June 30, 2007 compared to income of $4.6 million in the same period 2006. The Enterprise Solutions business was sold on October 31, 2006 as described in footnote 2 to the financial statements contained herein.

Net loss

The net loss was $6.3 million, or $(0.18) per diluted share for the six months ended June 30, 2007, as compared to $5.2 million or $(0.15) per diluted share for the six months ended June 30, 2006, for the reasons described above.

Liquidity and Capital Resources

On August 11, 2004, the Company entered into a two-year Loan and Security Agreement (the ‘‘Agreement’’) with Silicon Valley Bank (the ‘‘Bank’’) which contained a revolving line of credit under which the Company had available the lesser of $4.0 million or 80% of eligible accounts, as defined.

On January 27, 2005, March 28, 2005 and September 13, 2005, the Company entered into modifications to the Agreement (the ‘‘Amended Agreement’’) in order to revise certain terms of the Agreement including the loan fees, interest on the loan and the financial covenants.

On October 31, 2006 the Company and the Bank entered into a Second Loan Modification Agreement and an Intellectual Property Security Agreement. The Second Loan Modification Agreement served (a) to amend the Amended Agreement by reducing the amount the Company may borrow on a revolving basis from (i) up to the lesser of (A) $4,000 or (B) 80.0% of the Eligible Accounts to (ii) up to the lesser of (A) $2,000 or (B) 70.0% of the Eligible Accounts, and (b) as an agreement by the Bank to forbear until November 10, 2006 from exercising its rights and remedies with respect to the default of the Company for failure to comply with certain financial covenants under the Amended Agreement at September 30, 2006. The Intellectual Property Security Agreement serves to supplement the Amended Agreement by including among the assets securing the Company’s indebtedness to the Bank, a security interest in all of the Company’s right, title and interest in, to and under its intellectual property.

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

Subject to certain borrowing base limitations and compliance with covenants, the Fourth Modification Agreement served to amend the Loan Agreement by changing the amount the Company may borrow on a revolving basis from (i) up to the lesser of (A) $4,000 or (B) 70.0% of the Eligible Accounts (as such term is defined in the Loan Agreement) to (ii) up to the lesser of (A) $2,500 or (B) 80.0% of the Eligible Accounts (as such term is defined in the Loan Agreement). The Fourth Modification Agreement also extended the maturity date of the Loan Agreement from February 15, 2007 to April 1, 2008. In addition, the Fourth Modification Agreement deleted the existing financial covenants contained in the Loan Agreement and added two new financial covenants: (i) a covenant requiring the Company to maintain a Tangible Net Worth (as defined in the Fourth Modification Agreement) of at least (A) $1,700 as of the months ending January 31, 2007, February 28, 2007 and March 31, 2007, (B) $600 as of the months ending April 30, 2007, May 31, 2007 and June 30, 2007, (C) ($150) as of the months ending July 31, 2007, August 31, 2007 and September 30, 2007, and (D) $1.00 as of the month ending October 31, 2007 and as of the last day of each month thereafter and (ii) a covenant requiring the Company to maintain Liquidity (representing the amount of unrestricted cash of the Company at the Bank plus the unused availability under the Loan Agreement) at all times of at least $1,000. The Bank also waived the Company’s existing defaults under the Loan Agreement based on certain failures to meet prior financial covenants during the year ended December 31, 2006.

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

On July 18, 2007, the Company entered into a Second Amended and Restated Loan and Security Agreement with the Bank to amend and supplement the Loan Agreement (as amended, the ‘‘Second Amended Agreement’’).

The Second Amended Agreement provides for a revolving line of credit in an amount equal to the lesser of $2.5 million or 80% of eligible gross domestic accounts receivable. Borrowings under the revolving line of credit, bear interest at prime rate plus one quarter of one percent (0.25%) on the average gross daily financed account balance as long as the Company’s liquidity ratio (as described in the Second Amended Agreement) is above 1.30:1.00. Should the liquidity ratio fall below 1.30:1.00, the interest rate would increase to prime rate plus three quarters of one percent (0.75%) on the average gross daily financed account balance in addition to a monthly collateral handling fee of one quarter of one percent (0.25%) of the average monthly financed receivable balance. The Company is required to pay quarterly interest charges equal to 10% of the minimum net facility usage. If actual interest charges incurred exceed minimum, then no additional charge will be assessed. The Second Amended Agreement is secured by substantially all domestic assets of the Company. The maturity date of the loan is April 1, 2008. As described in greater detail in the Second Amended Agreement, the loan is subject to acceleration upon breach of: (i) a covenant tested quarterly requiring the Company’s net loss not to exceed $4.0 million, $2.8 million and $2.4 million for the quarters ended June 30, 2007, September 30, 2007 and December 31, 2007, respectively and (ii) other customary non-financial covenants.

As of June 30, 2007, the Company had no borrowings and had remaining availability under the Second Amended Agreement of $718.

On May 29, 2007, the Company entered into a Convertible Note and Warrant Purchase Agreement (the ‘‘Purchase Agreement’’) pursuant to which it sold and issued an aggregate of $5,000,000 of convertible notes consisting of (i) $2,500,000 of Series A 6% Secured Convertible Promissory Notes due May 29, 2009 and (ii) $2,500,000 of Series B 6% Secured Convertible Promissory Notes due May 29, 2009, together with warrants to purchase an aggregate of 2,000,000 shares of common stock of AXS-One. Net proceeds to AXS-One after transaction expenses were approximately $4.9 million. The notes and warrants were sold in a private placement under Rule 506 promulgated under the Securities Act of 1933, as amended, to three accredited investors.

The Series A notes mature on May 29, 2009, are convertible into AXS-One common stock at a fixed conversion rate of $1.00 per share, bear interest of 6% per annum and are secured by substantially all the assets of AXS-One. The Series B notes mature on May 29, 2009, are convertible into AXS-One common stock at a fixed conversion rate of $2.50 per share, bear interest of 6% per annum and are secured by substantially all the assets of AXS-One. The security interest of the noteholders has been subordinated to the security interest of Silicon Valley Bank, AXS-One’s current senior lender. Each series of notes may be converted at the option of the noteholder at any time prior to maturity.

Each noteholder received a warrant to purchase a number of shares of AXS-One common stock equal to 40% of the principal amount of notes purchased. Each warrant has an exercise price of $0.01 per share and is exercisable at any time through May 29, 2014.

Our operating activities used cash of $5.4 million for the six months ended June 30, 2007 and $8.3 million for the six months ended June 30, 2006. Net cash used in operating activities during the six months ended June 30, 2007 is primarily the result of the net loss from continuing operations, a decrease in accounts payable and accrued expenses and an increase in other assets, offset slightly by decreased accounts receivable, decreased prepaid expenses and other current assets, increased deferred revenue and non-cash stock compensation expense.

Our investing activities used $0.1 million and $0.2 million of cash for the six months ended June 30, 2007 and 2006, respectively. The use of cash in each year was primarily for the purchase of computer equipment for the Company’s internal operations.

Cash provided by financing activities was $5.1 million and $0.2 million for the six months ended June 30, 2007 and 2006, respectively. For the six months ended June 30, 2007, cash was provided by the issuance of convertible debt, described in more detail above, and the exercise of stock options during the period. For the six months ended June 30, 2006, cash was provided by the exercise of stock options during the period offset slightly by debt issuance cost.

Cash used by discontinued operations was $1.0 for the six months ended June 30, 2007. Cash provided by discontinued operations was $8.0 million for the six months ended June 30, 2006. For the six months ended June 30, 2007, cash used related to payment of cash to Computron Software, LLC related to collection of their accounts receivable received by us and required to be returned to Computron Software, LLC. For the six months ended June 30, 2006, cash was provided by net income from discontinued operations and by the change in net assets held for sale.

We have no significant capital commitments. Planned capital expenditures for the year 2007 are expected to be less than $0.5 million. Our aggregate minimum operating lease payments for 2007 will be approximately $1.2 million. We have $0.1 million of remaining aggregate minimum royalties payable to third party software providers in accordance with 2007 agreements for third party software used in conjunction with our software. Future commitments to third party software providers are as follows:

(in thousands)
Year	Amount
2007	$100
2008	50
2009	50
2010	—
2011	—
Total	$200

AXS-One incurred a loss from continuing operations of $19.6 million, $15.1 million and $2.7 million for the years ended December 31, 2006, 2005 and 2004, respectively. The net loss for the first six months of 2007 was $6.4 million. We have not yet been able to obtain operating profitability from continuing operations and may not be able to be profitable on a quarterly or annual basis in the future. Management’s initiatives over the last three years, including the restructurings in December 2006, June 2005 and June 2004, the private placements of common stock in June 2005 and April 2004, the executive management salary reductions for most of the second half of 2005 and for all of 2007, the sale of the Enterprise Solutions business, and securing additional debt financing in May 2007 have been designed to improve operating results and liquidity and better position AXS-One to compete under current market conditions. However, we may in the future be required to seek new sources of financing or future accommodations from our existing lender or other financial institutions, or we may seek equity infusions from private investors. Our ability to fund our operations is heavily dependent on the growth of our revenues over current levels to achieve profitable operations, particularly given the recent sale of the Enterprise Solutions business, which historically was our profitable segment. We may also be required to further reduce operating costs in order to meet our obligations if deemed necessary. If we are unable to achieve profitable operations or secure additional sources of capital, there would be substantial doubt about our ability to fund future operations. Additionally, there is a risk that cash held by one foreign subsidiary approximating $0.1 million at June 30, 2007 may not be readily available for use in our U.S. operations to pay our obligations, as the transfer of funds is sometimes delayed due to various foreign government restrictions. No assurance can be given that management’s initiatives will be successful or that any such additional sources of financing, lender accommodations or equity infusions will be available.

Critical Accounting Estimates

Our critical accounting policy is revenue recognition.

Revenue Recognition

The Company recognizes revenue in accordance with Statement of Position 97-2, ‘‘Software Revenue Recognition’’ (‘‘SOP 97-2’’), and Statement of Position 98-9, ‘‘Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions.’’ Revenue from non-cancelable software licenses is recognized when the license agreement has been signed, delivery has occurred, the fee is fixed or determinable and collectibility is probable. The Company recognizes license revenue from resellers when an end user has placed an order with the reseller and the above revenue recognition criteria have been met with respect to the reseller. In multiple element arrangements, the Company defers the vendor-specific objective evidence of fair value (‘‘VSOE’’) related to the undelivered elements and recognizes revenue on the delivered elements using the residual method. If VSOE of Fair Value does not exist for any undelivered element, the entire arrangement consideration is deferred until VSOE of fair value is determined for that undelivered element or the element is delivered. The most commonly deferred elements are initial maintenance and consulting services. Initial maintenance is recognized on a straight-line basis over the initial maintenance term. The VSOE of maintenance is determined by using a consistent percentage of maintenance fee to license fee based on renewal rates. Maintenance fees in subsequent years are recognized on a straight-line basis over the life of the applicable agreement. Maintenance contracts entitle the customer to hot-line support and all unspecified product upgrades released during the term of the maintenance contract. Upgrades include any and all unspecified patches or releases related to a licensed software product. Maintenance does not include implementation services to install these upgrades. The VSOE of services is determined by using an average consulting rate per hour for consulting services sold separately multiplied by the estimate of hours required to complete the consulting engagement.

Delivery of software generally occurs when the product (on CDs) is delivered to a common carrier. Occasionally, delivery occurs through electronic means where the software is made available through our secure FTP (File Transfer Protocol) site. The Company generally does not offer any customers or resellers a right of return.

For software license, services and maintenance revenue, the Company assesses whether the fee is fixed and determinable and whether or not collection is probable based on the payment terms associated with the transaction and the credit worthiness of the customer. If a significant portion of a fee is due after our normal payment terms, which are 30 to 90 days from invoice date, the fee is considered not fixed and determinable. In these cases, the Company recognizes revenue as the fees become due.

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

Recently Issued Accounting Standards

In July 2006, the FASB issued FIN 48 ‘‘Accounting for Uncertainty in Income Taxes.’’ This interpretation requires that we recognize in our financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The Company adopted the provisions of FASB Interpretation No. 48 (‘‘FIN 48’’) ‘‘Accounting for Uncertainty in Income Taxes’’, on January 1, 2007. The adoption of FIN 48 had no impact on the Company’s financial position and statement of operations. As of June 30, 2007, there were no or insignificant unrecognized tax benefits. As of January 1, 2007, the Company is subject to income tax examinations for its U.S. federal income taxes for the fiscal years 2005 and 2006 and for non-U.S. income taxes for the tax years 1999 through 2006.

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

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2007. Based upon the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2007.

Internal controls over financial reporting

There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.    OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders

At our Annual Meeting of Stockholders on May 23, 2007, the following directors were nominated and elected by the votes indicated:

	Votes For	Votes Withheld
William P. Lyons	24,114,680	5,022,935
Anthony Bloom	24,251,436	4,886,179
Daniel H. Burch	27,075,149	2,062,466
Harold Copperman	24,321,091	4,816,524
Robert Migliorino	24,240,997	4,896,618
Elias Typaldos	26,806,467	2,331,148
Gennaro Vendome	26,891,096	2,246,519
Allan Weingarten	25,599,823	3,537,792

In addition, the stockholders ratified the appointment of Amper, Politziner & Mattia as the Company’s independent auditors for 2007 by the following vote:

Votes For	Votes Against	Abstentions
28,699,985	404,093	33,535

The stockholders also approved the amendment of the 1998 Stock Incentive Plan by the following vote:

Votes For	Votes Against	Abstentions	Broker Non-votes
11,013,054	3,012,618	12,845	15,099,098

Item 5.    Other information

On August 13, 2007, the Company entered into an Agreement and General Release (the ‘‘Release’’) with Elias Typaldos, its Executive Vice President, Technology, pursuant to which it terminated the Employment Agreement dated February 15, 2007 between the Company and Mr. Typaldos. Notwithstanding the foregoing, certain provisions of the Employment Agreement regarding ongoing covenants of Mr. Typaldos remain in effect. Mr. Typaldos’ employment with the Company will terminate effective August 31, 2007. Pursuant to the Release, Mr. Typaldos will receive the following consideration from the Company: (i) $450,000 to be paid as severance in accordance with the Company’s ordinary payroll practices over a two-year period; (ii) $150,000 to be paid as follows: (A) twenty-five percent (25%) shall be paid in a lump sum on March 15, 2008; (B) the amount remaining after the payment of twenty-five percent (25%) in (A), above, shall be paid in equal payments in accordance with normal payroll procedures for the period March 1, 2008 to August 31, 2009, and the last payment shall be made on or before August 31, 2009; and (ii) payment of Mr. Typaldos’ COBRA coverage premiums until the earlier of February 15, 2009 or the date when he becomes eligible for similar health insurance with a new employer. The Company estimates that it will record a one-time charge in the 3rd quarter of 2007 of approximately $675,000 related to the Release. Mr. Typaldos released the Company from claims arising out of his employment with the Company and/or the termination of that employment. The foregoing description of the Release does not purport to be complete and is qualified in its entirety by reference to the Release, a copy of which is filed as an Exhibit 10.1 hereto and incorporated herein by reference.

Item 6.    Exhibits

Exhibit 10.1	Agreement and General Release between AXS-One Inc. and Elias Typaldos
Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification – William P. Lyons
Exhibit 31.2	Rule 13a-14(a)/15d-14(a) Certification – Joseph P. Dwyer

Exhibit 32	Officer Certifications under 18 USC 1350

31

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AXS-ONE INC.
Date: August 14, 2007	By:	/s/ William P. Lyons
William P. Lyons Chief Executive Officer and Chairman of the Board
	By:	/s/ Joseph P. Dwyer
Joseph P. Dwyer Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)