Form 10-Q
period 2007-09-30
AXS ONE INC
filed 2007-11-19
CIK 947427

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT
TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007                    Commission File Number    0-26358

AXS-ONE INC.

(Exact name of registrant as specified in its charter)

Delaware	13-2966911
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

301 Route 17 North Rutherford, New Jersey	07070
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES       NO

Number of shares outstanding of the issuer’s common stock as of October 30, 2007:

Class	Number of Shares Outstanding
Common Stock, par value $0.01 per share	37,536,425

AXS-ONE INC.

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

AXS-ONE INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	September 30, 2007	December 31, 2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,505	$7,492
Restricted cash	7	7
Accounts receivable, net of allowance for doubtful accounts of $85 and $83 at September 30, 2007 and December 31, 2006, respectively	1,672	2,258
Prepaid expenses and other current assets	868	1,255
Total current assets	5,052	11,012
Equipment and leasehold improvements, at cost:
Computer and office equipment	2,556	2,590
Furniture and fixtures	607	630
Leasehold improvements	731	706
	3,894	3,926
Less – accumulated depreciation and amortization	3,588	3,507
	306	419
Other assets	259	102
	$5,617	$11,533
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$769	$962
Accrued expenses	3,638	3,541
Deferred revenue	2,579	2,594
Liabilities of discontinued operations	—	981
Total current liabilities	6,986	8,078
Long-term liabilities:
Long-term convertible debt, net of discount of $890	4,211	—
Long-term deferred revenue	26	44
Other long-term liabilities	292	—
Total liabilities	11,515	8,122
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, authorized 5,000 shares, no shares issued and outstanding	—	—
Common stock, $.01 par value, authorized 50,000 shares; 37,536 and 35,637 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	375	357
Additional paid-in capital	89,981	88,365
Accumulated deficit	(96,056)	(85,162)
Accumulated other comprehensive loss	(198)	(149)
Total stockholders’ equity (deficit)	(5,898)	3,411
	$5,617	$11,533

The accompanying notes are an integral part of these consolidated financial statements.

AXS-ONE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues:
License fees	$544	$476	$2,845	$1,736
Services	1,950	1,757	5,861	6,025
Total revenues	2,494	2,233	8,706	7,761
Operating expenses:
Cost of license fees	126	257	371	892
Cost of services	1,381	2,195	4,212	6,336
Sales and marketing	2,047	2,292	6,106	7,261
Research and development	2,200	1,610	5,380	4,884
General and administrative	1,038	1,042	3,299	3,494
Total operating expenses	6,792	7,396	19,368	22,867
Operating loss	(4,298)	(5,163)	(10,662)	(15,106)
Other expense:
Interest income	46	17	160	156
Interest expense	(203)	(41)	(323)	(97)
Other income (expense), net	(82)	20	(30)	22
Total other income (expense), net	(239)	(4)	(193)	81
Loss before income taxes	(4,537)	(5,167)	(10,855)	(15,025)
Income tax provision	39	—	39	—
Loss from continuing operations	(4,576)	(5,167)	(10,894)	(15,025)
Income from discontinued operations net of tax provision of $ – for all periods	—	2,327	—	6,951
Net loss	$(4,576)	$(2,840)	$(10,894)	$(8,074)
Basic & diluted net loss per common share:
(Loss) from continuing operations	$(0.13)	$(0.15)	$(0.31)	$(0.44)
Income from discontinued operations	—	0.07	—	0.21
Net loss	$(0.13)	$(0.08)	$(0.31)	$(0.23)
Weighted average basic & diluted common shares outstanding	35,038	34,487	34,885	34,364

The accompanying notes are an integral part of these consolidated financial statements.

AXS-ONE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net loss	$(4,576)	$(2,840)	$(10,894)	$(8,074)
Foreign currency translation adjustment	(22)	47	(49)	(75)
Comprehensive loss	$(4,598)	$(2,793)	$(10,943)	$(8,149)

The accompanying notes are an integral part of these consolidated financial statements.

AXS-ONE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended, September 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(10,894)	$(8,074)
Less income from discontinued operations	—	6,951
Loss from continuing operations	(10,894)	(15,025)
Adjustments to reconcile net loss to net cash flows used in continuing operating activities:
Depreciation and amortization	167	429
Provision for doubtful accounts, net	8	(17)
Stock based compensation expense	418	250
Loss on sale of fixed assets	65	—
Non-cash interest expense	259	—
Changes in assets and liabilities
Accounts receivable	661	1,710
Prepaid expenses and other current assets	488	(342)
Change in other assets	(152)	12
Accounts payable and accrued expenses	81	1,687
Deferred revenue	(72)	(1,564)
Net cash flows used in continuing operating activities	(8,971)	(12,860)
Cash flows from continuing investing activities:
Restricted cash, net	—	50
Proceeds from sale of fixed assets	25	—
Purchase of equipment and leasehold improvements	(127)	(272)
Net cash flows used in continuing investing activities	(102)	(222)
Cash flows from continuing financing activities:
Proceeds from exercise of stock options and warrants	168	233
Issuance of convertible debt	5,000	—
Payment of debt issuance costs	(129)	(31)
Borrowing of revolving line-of-credit	1,000	1,844
Repayment of revolving line-of-credit	(1,000)	—
Net cash flows provided by continuing financing activities	5,039	2,046
Cash flows from discontinued operations:
Net cash provided by (used in) operating activities	(989)	9,680
Net cash used in investing activities	—	(172)
Net cash flows provided by (used in) discontinued operations	(989)	9,508
Foreign currency exchange rate effects on cash and cash equivalents	36	41
Net decrease in cash and cash equivalents	(4,987)	(1,487)
Cash and cash equivalents, beginning of period	7,492	3,613
Cash and cash equivalents, end of period	$2,505	$2,126
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$65	$74
Income taxes	$43	$—
Non cash financing activities:
Issuance of warrant in connection with convertible debt	$1,048	$—

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

On October 31, 2006, the Company sold certain assets and liabilities through which it operated the AXS-One Enterprise Solutions financial management and accounting applications business (‘‘Enterprise Solutions’’) to Computron Software, LLC for the sum of $12 million in cash plus future potential consideration for exceeding specified license revenue targets. Additionally, Computron Software, LLC assumed assets of approximately $2.1 million and liabilities of approximately $8.3 million. The Company recorded a gain of $17.2 million on the sale. The assets sold primarily consisted of client contracts, marketing agreements, internally developed software, accounts receivable and fixed assets of the business. The liabilities sold consisted primarily of employee related liabilities, accounts payable and deferred revenue. The Company has classified the Enterprise Solutions business as a discontinued operation in these financial statements. Previously, the Company had two reporting segments, Records Compliance Management and Enterprise Solutions. As a result of the sale of the Enterprise Solutions, Records Compliance Management is the Company’s only reporting segment with two distinct revenue streams; license fees and services.

(a)    Basis of Presentation

The accompanying Consolidated Interim Financial Statements include the accounts of AXS-One Inc. and its wholly owned subsidiaries located in Australia, Singapore, South Africa, and the United Kingdom (collectively, the ‘‘Company’’). All intercompany transactions and balances have been eliminated.

Until May 31, 2006, the Company had a 49% ownership in a joint venture in its South African operation, AXS-One African Solutions (Pty) Ltd (‘‘African Solutions’’). The joint venture was considered to be a variable interest entity as defined in FASB Interpretation No. 46R, ‘‘Consolidation of Variable Interest Entities’’ (FIN 46R). However, the Company had determined that it was not the primary beneficiary. Accordingly, until May 31, 2006, the Company used the equity method of accounting for the joint venture whereby investments, including loans to the joint venture, were stated at cost plus or minus the Company’s equity in undistributed earnings or losses. On May 31, 2006, the Company purchased the remaining 51% of African Solutions from African Legends Technology for $161,000 less cash acquired of $20,000, to make it a wholly owned subsidiary. The Company applied purchase accounting to record the transaction. The purchase price was less than the fair value of assets acquired and therefore the Company wrote-down the value of all long-term assets to zero and recorded a gain of $37,000. As of June 1, 2006, 100% of the results of African Solutions are included in the consolidated results of the Company in discontinued operations as it was part of the Enterprise Solutions business segment.

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

These Consolidated Interim Financial Statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s 2006 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of results to be expected for the full year 2007 or any future periods.

AXS-One incurred a loss of $19.6 million, $15.1 million and $2.7 million for the years ended December 31, 2006, 2005 and 2004, respectively, from continuing operations. The net loss for the first nine months of 2007 was $10.9 million. We have not yet been able to obtain operating profitability from continuing operations and may not be able to be profitable on a quarterly or annual basis in the future. Management’s initiatives over the last three years, including the restructurings in December 2006, June 2005 and June 2004, the private placements of common stock in June 2005 and April 2004, the executive management salary reductions for most of the second half of 2005 and for all of 2007, the sale of the Enterprise Solutions business, securing additional debt financing of $3.75 million in November 2007 and $5.0 million in May 2007, and the revised Silicon Valley Bank financing have been designed to improve operating results and liquidity and better position AXS-One to compete under current market conditions. However, we will in the future be required to seek new sources of financing or future accommodations from our existing lenders or other financial institutions, or we may seek equity infusions from private investors. Our ability to fund our operations is heavily dependent on the growth of our revenues over current levels to achieve profitable operations, particularly given the recent sale of the Enterprise Solutions business, which historically was our profitable segment. We may also be required to further reduce operating costs in order to meet our obligations if deemed necessary. If we are unable to achieve profitable operations or secure additional sources of capital, there would be substantial doubt about our ability to fund future operations. No assurance can be given that management’s initiatives will be successful or that any such additional sources of financing, lender accommodations or equity infusions will be available.

(b)    Revenue Recognition

The Company recognizes revenue in accordance with Statement of Position 97-2, ‘‘Software Revenue Recognition’’ (‘‘SOP 97-2’’), and Statement of Position 98-9, ‘‘Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions.’’ Revenue from non-cancelable software licenses is recognized when the license agreement has been signed, delivery has occurred, the fee is fixed or determinable and collectibility is probable. The Company recognizes license revenue from resellers when an end user has placed an order with the reseller and the above revenue recognition criteria have been met with respect to the reseller. In multiple element arrangements, the Company defers the vendor-specific objective evidence (‘‘VSOE’’) of fair value related to the undelivered elements and recognizes revenue on the delivered elements using the residual method. If VSOE of fair value does not exist for any undelivered element, the entire arrangement consideration is deferred until VSOE of fair value is determined for that undelivered element or the element is delivered. The most commonly deferred elements are initial maintenance and consulting services. Initial maintenance is recognized on a straight-line basis over the initial maintenance term. The VSOE of maintenance is determined by using a consistent percentage of maintenance fee to license fee based on renewal rates. Maintenance fees in subsequent years are recognized on a straight-line basis over the life of the applicable agreement. Maintenance contracts entitle the customer to hot-line support and all unspecified product upgrades released during the term of the maintenance contract. Upgrades include any and all unspecified patches or releases related to a licensed software product. Maintenance does not include implementation services to install these upgrades. The VSOE of services is determined by using an average consulting rate per hour for consulting services sold separately multiplied by the estimate of hours required to complete the consulting engagement.

Delivery of software generally occurs when the product (on CDs) is delivered to a common carrier. Occasionally, delivery occurs through electronic means where the software is made available through our secure File Transfer Protocol (FTP) site. The Company generally does not offer any customers or resellers a right of return.

For software license, services and maintenance revenue, the Company assesses whether the fee is fixed and determinable and whether or not collection is probable based on the payment terms associated with the transaction and the credit-worthiness of the customer. If a significant portion of a fee is due after our normal payment terms, which are 30 to 90 days from invoice date, the fee is considered not fixed and determinable. In these cases, the Company recognizes revenue as the fees become due and collectibility is probable.

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

(d)    Stock-Based Compensation

On January 1, 2006 the Company adopted the provisions of Statement of Financial Accounting Standards No. 123R (revised 2004), ‘‘Share-Based Payment’’ (‘‘SFAS 123R’’) which requires that the costs resulting from all share-based payment transactions be recognized in the financial statements at their fair values. The Company adopted SFAS 123R using the modified prospective application method under which the provisions of SFAS 123R apply to new awards granted after the adoption date and to awards modified, repurchased, or cancelled after the adoption date. Additionally, compensation cost for the portion of the awards for which the requisite service has not been rendered that are outstanding as of the adoption date is recognized in the Consolidated Statement of Operations over the remaining service period after the adoption date based on the award’s original estimate of fair value. In connection with the adoption of SFAS 123R, the unearned stock compensation at December 31, 2005 of $0.2 million relating to previous grants of non-vested restricted stock was offset against additional paid-in capital during the first quarter of fiscal 2006. Total share-based compensation expense recorded in the Consolidated Statements of Operations for the three and nine months ended September 30, 2007 was $0.1 million and $0.4 million, respectively and for the three and nine months ended September 30, 2006 was $0.1 million and $0.3 million, respectively.

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

The table below presents the assumptions used to calculate the fair value of options granted during the three and nine months ended September 30, 2007 and 2006.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Risk-free interest rate	n/a	n/a	n/a	4.60%
Expected dividend yield	n/a	n/a	n/a	—
Expected lives	n/a	n/a	n/a	5 years
Expected volatility	n/a	n/a	n/a	92%
Forfeiture rate	n/a	n/a	n/a	14.5%
Weighted-average grant date fair value of options granted during the period	n/a	n/a	n/a	$1.37

No stock options were granted during the three or nine months ended September 30, 2007 or the three months ended September 30, 2006.

Stock Option Plans

The Company has three stock incentive plans: the 1995 Stock Option Plan (the 1995 Plan), the 1998 Stock Option Plan (the 1998 Plan), and the 2005 Stock Incentive Plan (the 2005 Plan). Under the 1995 Plan, the Company could grant up to 4.5 million shares of common stock. The 1995 Plan has expired and no further options can be issued under this plan. Outstanding options under this plan will continue to vest. Under the 1998 Plan, the Company may grant stock options or stock appreciation rights to purchase an aggregate of up to 5 million shares of Common Stock. In accordance with June 2004 and May 2007 amendments, all shares under the 1998 Plan may be used for restricted stock awards. Under the 2005 Plan, the Company may grant stock options, stock appreciation rights and restricted stock to purchase an aggregate of up to 1.5 million shares of Common Stock. All options granted under the foregoing plans expire ten years from the date of grant (or five years for statutory options granted to 10% stockholders), unless terminated earlier. Substantially all options vest over a four-year period. For a more detailed description of all stock incentive plans, refer to the Company’s 2006 Annual Report on Form 10-K.

Stock option transactions for the nine months ended September 30, 2007 under all plans are as follows:

(in thousands)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value as of 9/30/07
Balance, December 31, 2006	5,528	$2.38
Granted	—	—
Exercised	(314)	$0.51
Forfeited	(152)	$1.81
Expired	(978)	$2.63
Balance, September 30, 2007	4,084	$2.48	5.40	$160
Vested and expected to vest at September 30, 2007	4,033	$2.49	—	$158
Exercisable at September 30, 2007	3,837	$2.53	5.26	$149

The total intrinsic value of stock options exercised during the three and nine months ended September 30, 2007 was $33,000 and $80,000 as compared to $9,000 and $293,000 for the three and nine months ended September 30, 2006. As of September 30, 2007, there was approximately $357,000 of total unrecognized compensation cost related to stock options granted under the plans. That cost is expected to be recognized over a weighted-average period of 1.20 years.

A summary of stock options outstanding and exercisable as of September 30, 2007 follows:

Options Outstanding				Options Exercisable
Range of exercise prices	Number outstanding in thousands	Weighted average remaining life (years)	Weighted average exercise price	Number exercisable in thousands	Weighted average exercise price
$0.21 – $0.75	825	3.97	$0.57	800	$0.57
$0.81 – $2.05	843	5.15	$1.53	651	$1.47
$2.10 – $2.58	1,026	6.35	$2.35	996	$2.35
$2.60 – $3.78	243	5.58	$2.82	243	$2.82
$4.21 – $6.25	1,147	5.71	$4.60	1,147	$4.60
	4,084			3,837

Restricted Stock

Compensation expense for restricted stock is recorded based on its market value on the date of grant and recognized ratably over the associated service period, the period in which restrictions are removed. During the three and nine months ended September 30, 2007 there were 500,000 and 800,000, respectively shares of restricted stock granted with fair values of $.04 million and $.06 million. During the three and nine months ended September 30, 2006, there were 0 and 400,000, respectively, shares of restricted stock granted, with fair values of $0 and $1 million. All shares were issued to employees with four-year vesting. During the three and nine months ended September 30, 2007, there were 30,000 shares forfeited as a result of employee terminations. During the three and nine months ended September 30, 2006, there were 25,000 shares forfeited as a result of employee terminations. As of September 30, 2007, 1,700,000 restricted shares are unvested.

The following table summarizes transactions related to restricted stock for the nine months ended September 30, 2007:

(in thousands)	Number of shares	Weighted average price per share
Balance, December 31, 2006	1,076	$1.37
Granted	815	$0.71
Vested	(171)	$1.69
Forfeited	(30)	$2.49
Balance, September 30, 2007	1,690	$0.99

As of September 30, 2007, there was approximately $0.9 million of total unrecognized compensation cost related to restricted stock granted under the plans. That cost is expected to be recognized over a weighted-average period of 1.61 years.

As of September 30, 2007, the Company also had warrants to purchase 2,100,000 shares of common stock outstanding at a weighted average price of $0.88. At September 30, 2007, all of these warrants were exercisable. 2,000,000 warrants were issued in May 2007 in connection with the convertible debt issuance described in Note 4. The expense related to these warrants will be amortized over the two year life of the convertible debt. No warrants were issued in 2006. 500,000 warrants expired in April 2007. 900,000 of the outstanding warrants expire in June 2008 and 1,200,000 of the warrants expire in May 2014.

The following table summarizes transactions related to warrants for the nine months ended September 30, 2007:

(in thousands)	Number of shares	Weighted average price per share
Balance, December 31, 2006	1,423	$2.83
Granted	2,000	$0.01
Exercised	(800)	$0.01
Expired	(516)	$4.24
Balance, September 30, 2007	2,107	$0.88

Stock options and restricted stock available for grant under all plans were 600,000 at September 30, 2007.

(d)    Income Taxes

The Company adopted the provisions of FASB Interpretation No. 48 (‘‘FIN 48’’) ‘‘Accounting for Uncertainty in Income Taxes’’, on January 1, 2007. The adoption of FIN 48 had no impact on the Company’s financial position and statement of operations. As of September 30, 2007, there were no or insignificant unrecognized tax benefits. As of January 1, 2007, the Company is subject to income tax examinations for its U.S. federal income taxes for the tax years 2005 and 2006 and for non-U.S. income taxes for the tax years 1999 through 2006.

(2)    discontinued operAtions

On October 31, 2006, the Company sold certain assets and liabilities through which it operated the AXS-One Enterprise Solutions financial management and accounting applications business (‘‘Enterprise Solutions’’) to Computron Software, LLC for the sum of $12 million in cash plus future potential consideration for exceeding specified license revenue targets. The assets sold of approximately $2.1 million primarily consisted of client contracts, marketing agreements, internally developed software, accounts receivable and fixed assets of the business. The liabilities assumed of approximately $8.3 million, consisted primarily of employee related liabilities, accounts payable and deferred revenue. As part of the transaction, Computron Software, LLC agreed, among other things, to hire certain former AXS-One employees assigned to the Enterprise Solutions business. Further, AXS-One agreed to a non-competition agreement which prohibits the Company from engaging in the enterprise financial business for a period of five years. As a result of the transaction with Computron Software, LLC, our employee headcount has been reduced by approximately 70 positions.

There are no liabilities related to discontinued operations as of September 30, 2007.

There was no income statement activity related to discontinued operations for the nine months ended September 30, 2007. The following chart summarizes the income statement for discontinued operations for the three and nine months ended September 30, 2006:

(in thousands)	Three months ended September 30, 2006	Nine months ended September 30, 2006
Revenues	$4,753	$14,701
Operating expenses	2,426	7,679
Operating income	2,327	7,022
Other expense, net	—	(71)
Income from discontinued operations	$2,327	$6,951

The Company recorded a gain on sale of the Enterprise Solutions business to Computron Software, LLC of $17.2 million. Due to the utilization of available net operating loss tax carryforwards in each of the relevant jurisdictions, the tax provision required on the transaction is estimated to be only $200,000. In determining the estimated gain on the sale of the Enterprise Solutions business recognized in the fourth quarter of 2006, the Company has estimated the following sales price, expenses and disposal cost using the October 31, 2006 balance sheet:

(in thousands)
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

Subject to certain borrowing base limitations and compliance with covenants, the Fourth Modification Agreement served to amend the Loan Agreement by changing the amount the Company may borrow on a revolving basis from (i) up to the lesser of (A) $4 million or (B) 70.0% of the Eligible Accounts (as such term is defined in the Loan Agreement) to (ii) up to the lesser of (A) $2.5 million or (B) 80.0% of the Eligible Accounts (as such term is defined in the Loan Agreement). The Fourth Modification Agreement also extended the maturity date of the Loan Agreement from February 15, 2007 to April 1, 2008. In addition, the Fourth Modification Agreement deleted the existing financial covenants contained in the Loan Agreement and added two new financial covenants: (i) a covenant requiring the Company to maintain a Tangible Net Worth (as defined in the Fourth Modification Agreement) of at least (A) $1.7 million as of the months ended January 31, 2007, February 28, 2007 and March 31, 2007, (B) $0.6 million as of the months ended April 30, 2007, May 31, 2007 and June 30, 2007, (C) ($150,000) as of the months ended July 31, 2007,

August 31, 2007 and September 30, 2007, and (D) $1.00 as of the month ended October 31, 2007 and as of the last day of each month thereafter and (ii) a covenant requiring the Company to maintain Liquidity (representing the amount of unrestricted cash of the Company at the Bank plus the unused availability under the Loan Agreement) at all times of at least $1 million. The Bank also waived the Company’s existing defaults under the Loan Agreement based on certain failures to meet prior financial covenants during the year ended December 31, 2006.

For each month of 2007 the Company was in compliance with its liquidity covenant but was not in compliance with its minimum tangible net worth covenant of $1.7 million for the months ended February 28 and March 31, 2007. Tangible Net Worth as of March 31, 2007 was $1.2 million. On May 15, 2007, the Bank waived such violations and agreed to forbear until June 15, 2007, from exercising its rights and remedies with respect to the default of the Company for failure to comply with the tangible net worth covenant.

On July 18, 2007, the Company entered into a Second Amended and Restated Loan and Security Agreement with the Bank to amend and supplement the Loan Agreement (as amended, the ‘‘Second Amended Agreement’’). The Second Amended Agreement provides for a revolving line of credit in an amount equal to the lesser of $2.5 million or 80% of eligible gross domestic accounts receivable. Borrowings under the revolving line of credit bear interest at prime rate plus one quarter of one percent (0.25%) on the average gross daily financed account balance as long as the Company’s liquidity ratio (as described in the Second Amended Agreement) is above 1.30:1.00. Should the liquidity ratio fall below 1.30:1.00, the interest rate would increase to prime rate plus three quarters of one percent (0.75%) on the average gross daily financed account balance in addition to a monthly collateral handling fee of one quarter of one percent (0.25%) of the average monthly financed receivable balance. The Company is required to pay quarterly interest charges equal to 10% of the minimum net facility usage. If actual interest charges incurred exceed minimum, then no additional charge will be assessed. The Second Amended Agreement is secured by substantially all domestic assets of the Company. The maturity date of the loan is April 1, 2008. As described in greater detail in the Second Amended Agreement, the loan is subject to acceleration upon breach of: (i) a covenant tested quarterly requiring the Company’s net loss not to exceed $4.0 million, $2.8 million and $2.4 million for the quarters ended June 30, 2007, September 30, 2007 and December 31, 2007, respectively and (ii) other customary non-financial covenants.

For the months ended August 31, 2007 and September 30, 2007, the Company’s liquidity ratio was below 1.30:1.00. This increased the interest rate to prime rate plus three quarters of one percent (0.75%) in addition to a monthly collateral handling fee of one quarter of one percent (0.25%) of the average monthly financed receivable balance. For the months ended August 31, 2007 and September 30, 2007, the Company had no borrowings and therefore paid no more than the minimum required interest of 10% of the net facility usage. For the quarter ended September 30, 2007, the Company was not in compliance with the quarterly net loss of $2.8 million. On November 16, 2007 the bank waived such violation and adjusted the net loss covenant to become a monthly net loss covenant not to exceed a rolling three month net loss, included a minimum license revenue amount for the fourth quarter of 2007, and increased the interest rate. The interest rate is now prime rate plus one and one-quarter of one percent (1.25%) in addition to a monthly collateral handling fee of one quarter of one percent (0.25%) of the average monthly financed receivable balance. If the Company’s liquidity ratio (as described in the Second Amended Agreement) is above 1.30:1.00, the interest rate decreases to prime rate plus three-quarters of one percent (.75%). As of September 30, 2007 and November 13, 2007, the Company had no outstanding borrowings with the bank.

(4)    Convertible noteS

On May 29, 2007, the Company entered into a Convertible Note and Warrant Purchase Agreement (the ‘‘Purchase Agreement’’) pursuant to which it sold and issued an aggregate of $5 million of convertible notes consisting of (i) $2.5 million of Series A 6% Secured Convertible Promissory Notes due May 29, 2009 and (ii) $2.5 million of Series B 6% Secured Convertible Promissory Notes due May 29, 2009, together with warrants to purchase an aggregate of 2 million shares of common stock of AXS-One. Net cash proceeds to AXS-One after transaction expenses were approximately $4.9 million. The notes and warrants were sold in a private placement under Rule 506 promulgated under the Securities Act of 1933, as amended, to three accredited investors.

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

Each noteholder received a warrant to purchase a number of shares of AXS-One common stock equal to 40% of the principal amount of notes purchased. Each warrant has an exercise price of $0.01 per share and is exercisable at any time through May 29, 2014. The value of the warrants using the Black Scholes model is $1.3 million using the following assumptions; issue date stock price of $0.66 per share, a risk free rate of 4.59%, a term of seven years and volatility of 66%. The Company calculated the relative value of warrants as a percent of value of the convertible debt and recorded the relative value of $1 million as a discount to the convertible debt offset by an increase to additional-paid-in-capital. This amount will be amortized as interest expense over the two year term of the convertible debt. As of September 30, 2007, the net value of the notes shown in the long-term liabilities section of the Company’s balance sheet is $4.2 million. The gross value of the notes as of September 30, 2007 is $5.1 million.

On November 13, 2007, the Company entered into a Convertible Note and Warrant Purchase Agreement pursuant to which it sold and issued on November 16, 2007 an aggregate $3.75 million of Series C 6% Secured Convertible Promissory Notes due May 29, 2009 together with warrants to purchase an aggregate of 3,750,000 shares of common stock of AXS-One at an exercise price of $.01 per share. Net cash proceeds to AXS-One after transaction expenses were approximately $3.65 million. The Series C notes and warrants were sold in a private placement under Rule 506 promulgated under the Securities Act of 1933, as amended, to accredited investors.

The Series C notes will mature on May 29, 2009, will be convertible into AXS-One common stock at a fixed conversion rate of $1.00 per share, bear interest of 6% per annum and are secured by substantially all the assets of AXS-One. The security interest of the Series C noteholders has been subordinated to the security interest of Silicon Valley Bank, AXS-One’s current senior lender and rank pari passu with the Series A and Series B convertible notes issued on May 29, 2007. The Series C notes are convertible at the option of the noteholder at any time on or after December 4, 2007 and prior to maturity.

Each Series C noteholder also received a warrant to purchase a number of shares of AXS-One common stock equal to 100% of the principal amount of notes purchased. Each warrant has an exercise price of $0.01 per share and is exercisable at any time on or after December 4, 2007 during the seven year period following the closing. The value of the warrants using the Black Scholes model is $1.8 million using the following assumptions; issue date stock price of $0.50 per share, a risk free rate of 4.04%, a term of seven years and volatility of 63%. The Company calculated the relative value of warrants as a percent of value of the convertible debt and will record the relative value of $1.2 million as a discount to the convertible debt offset by an increase to additional-paid-in-capital. This amount will be amortized as interest expense over the eighteen month term of the convertible debt.

(5)    Basic and Diluted Net INCOME (LOSS) Per Common Share

Basic and diluted net income (loss) per common share is presented in accordance with SFAS No. 128, ‘‘Earnings per Share’’ (‘‘SFAS No. 128’’). Basic net income (loss) per common share is based on the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share for the three and nine months ended September 30, 2007 and 2006 does not include the effects of outstanding options to purchase 4,084,000 and 5,612,000 shares of common stock, respectively, 1,690,000 and 480,000 shares of restricted stock, respectively, and outstanding warrants to purchase 2,107,000 and 1,423,000 shares of common stock for each period, as the effect of their inclusion is anti-dilutive for the periods.

The following represents the reconciliation (which does not include non-vested restricted stock) of the shares used in the basic and diluted net loss per common share calculation for the three and nine months ended September 30, 2007 and 2006:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2007	2006	2007	2006
Weighted average basic common shares outstanding during the periods	35,038	34,487	34,885	34,364
Dilutive effect of stock options and warrants	—	—	—	—
Weighted average diluted common shares outstanding during the periods	35,038	34,487	34,885	34,364

(6)    CONTINGENCIES

Historically, the Company has been involved in disputes and/or litigation encountered in its normal course of business. The Company believes that the ultimate outcome of these proceedings will not have a material adverse effect on the Company’s business, consolidated financial condition, results of operations or cash flows.

(7)    RESTRUCTURING AND OTHER COSTS

In December 2006, in order to reduce operating costs to better position the Company in the current market, the Company eliminated 19 positions from continuing operations. The Company recorded a charge to operations of $0.4 million in 2006 related to involuntary termination benefits to be paid to the terminated employees. The remaining restructuring liability was recorded as accrued expenses and has been paid in its entirety as of September 30, 2007. The 2007 activity related to the restructuring is as follows:

(in thousands)	2007
Restructuring liability at January 1, 2007	$49
Involuntary termination costs	—
Cash payments in 2007	(49)
Restructuring liability at September 30, 2007	$—

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

Revenues and long-lived assets for the Company’s United States, United Kingdom, Australia and Asia, and South Africa continuing operations are as follows:

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
Revenues:(1)	2007	2006	2007	2006
United States	$1,257	$1,390	$4,759	$4,811
United Kingdom	554	308	2,233	1,094
Australia and Asia	578	319	1,279	1,167
South Africa	105	216	435	689
Total Consolidated	$2,494	$2,233	$8,706	$7,761

(1)	Revenues are attributed to geographic area based on location of sales office.

Long-Lived Assets:	September 30, 2007	December 31, 2006
United States	$142	$159
United Kingdom	30	54
Australia and Asia	103	169
South Africa	31	37
Total Consolidated	$306	$419

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Consolidated Interim Financial Statements and Notes thereto and is qualified in its entirety by reference thereto.

This Report contains statements of a forward-looking nature within the meaning of the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, relating to future events or the future financial performance of AXS-One. Investors are cautioned that actual events or results may differ materially. In evaluating such statements, investors should specifically consider the various factors identified in ‘‘Risk Factors’’ in our 2006 Annual Report on Form 10-K and subsequent SEC filings which could cause actual results to differ materially from those indicated by such forward-looking statements.

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

Our revenues are derived mainly from license fees from software license agreements entered into with our customers, including through resellers, for both our products and, to a lesser degree, third party products resold by us and services revenues from software maintenance agreements, training, consulting services including installation and custom programming. We also derive a small amount of revenue (5.0% and 4.4% of total revenues for the first nine months of 2007 and 2006, respectively) from subscription revenue arrangements.

We are based in Rutherford, New Jersey with approximately 131 full-time employees in continuing operations, as of September 30, 2007, in offices worldwide, including Asia, Australia, South Africa, the United Kingdom and the United States. Our foreign offices generated approximately 45.3% and 37.8% of our total revenues for the nine months ended September 30, 2007 and 2006, respectively. We expect that such revenues will continue to represent a significant percentage of our total revenues in the future. Most of our international license fees and services revenues are denominated in foreign currencies. Fluctuations in the value of foreign currencies relative to the US dollar in the future could result in fluctuations in our revenue.

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

We encounter competition for all of our products in all markets and compete primarily based on the quality of our products, our price, our customer service and our time to implement. The timing of the release of new products is also important to our ability to generate sales. During the second half of 2003, we launched our Records Compliance Management solution for e-mail and Instant Messaging Archival and Supervision in response to new regulatory requirements for financial institutions in the United States as well as to address the need to reduce costs in the e-mail management area. During 2006 and 2007, we announced further significant development of the AXS-One Compliance Platform, focusing primarily on enhancements to address the growing market for litigation readiness and risk management. In 2006, we introduced major new functionality including .PST management and file system archiving. Both leverage the high-performance workflow integrated into the AXS-One Compliance Platform to address the scalability and litigation/liability issues of today’s enterprises associated with managing and migrating .PST files and records stored in file systems. Significant enhancements were made to the product’s Case Management functionality in response to growing pressures on organizations worldwide regarding litigation readiness and e-discovery. Enhancement to Supervisory Review focused on performance, scale and ease of use, in response to enterprise-wide demand for this functionality (versus departmental needs). Finally, usability enhancements were introduced to facilitate administration within the e-mail archiving products and significantly reduce implementation time and effort for the entire platform. In 2007, we further enhanced our product’s Case Management capabilities. Several features were added in this area, such as the ability to create litigation holds, thus preventing deletions of data that is part of a legal case, automatic scheduled updates of case folders and an easy way to export and provide data in response to legal discovery requests. These enhancements position the AXS-One solution as an industry leading solution in this area and further consolidate AXS-One as a technical leader in the Compliance archiving sector.

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

Results of Operations

The following table sets forth for the periods indicated, certain operating data, and data as a percentage of total revenues:

	Three Months Ended September 30, 2007		Three Months Ended September 30, 2006
(in thousands)	As Reported	Data as a % of total revenue	As Reported	Data as a % of total revenue
	(Unaudited)		(Unaudited)
Revenues:
License fees	$544	21.8%	$476	21.3%
Services	1,950	78.2	1,757	78.7
Total revenues	2,494	100.0	2,233	100.0
Operating expenses:
Cost of license fees	126	5.1	257	11.5
Cost of services	1,381	55.4	2,195	98.3
Sales and marketing	2,047	82.1	2,292	102.6
Research and development	2,200	88.2	1,610	72.1
General and administrative	1,038	41.6	1,042	46.7
Total operating expenses	6,792	272.4	7,396	331.2
Operating loss	(4,298)	(172.4)	(5,163)	(231.2)
Other income (expense), net	(239)	(9.6)	(4)	(0.2)
Loss before income taxes	(4,537)	(182.0)	(5,167)	(231.4)
Income tax provision	39	1.5	—	—
Loss from continuing operations	(4,576)	(183.5)	(5,167)	(231.4)
Income from discontinued operations	—	—	2,327	104.2
Net loss	$(4,576)	(183.5)%	$(2,840)	(127.2)%

	Nine Months Ended September 30, 2007		Nine Months Ended September 30, 2006
(in thousands)	As Reported	Data as a % of total revenue	As Reported	Data as a % of total revenue
	(Unaudited)		(Unaudited)
Revenues:
License fees	$2,845	32.7%	$1,736	22.4%
Services	5,861	67.3	6,025	77.6
Total revenues	8,706	100.0	7,761	100.0
Operating expenses:
Cost of license fees	371	4.3	892	11.5
Cost of services	4,212	48.4	6,336	81.6
Sales and marketing	6,106	70.1	7,261	93.6
Research and development	5,380	61.8	4,884	62.9
General and administrative	3,299	37.9	3,494	45.0
Total operating expenses	19,368	222.5	22,867	294.6
Operating loss	(10,662)	(122.5)	(15,106)	(194.6)
Other income (expense), net	(193)	(2.2)	81	1.0
Loss before income taxes	(10,855)	(124.7)	(15,025)	(193.6)
Income tax provision	39	0.4	—	—
Loss from continuing operations	(10,894)	(125.1)	(15,025)	(193.6)
Income from discontinued operations	—	—	6,951	89.6
Net loss	$(10,894)	(125.1)%	$(8,074)	(104.0)%

Comparison of Three Months Ended September 30, 2007 to 2006

Revenues

Total revenues from continuing operations increased $0.3 million or 11.7% for the three months ended September 30, 2007 as compared to the corresponding prior year period due to a $0.1 million and $0.2 million increase in license fees and service fees respectively.

Total revenues for the three months ended September 30, 2007 included $0.2 million or 10.0% of total revenues from one customer. Total revenue for the three months ended September 30, 2006 included $0.3 million or 12.8% of total revenues from one customer.

The following table sets forth, for the periods indicated, each major category of our services revenues as a percent of total services revenues:

	Three Months Ended September 30,
(dollars in thousands)	2007		2006
		% of		% of
	Amount	Total	Amount	Total
Maintenance	$1,385	71.0%	$1,089	62.0%
Consulting	427	21.9%	570	32.4%
Subscription revenue	138	7.1%	98	5.6%
Total services revenue	$1,950	100.0%	$1,757	100.0%

Maintenance revenue increased in the third quarter of 2007 compared with 2006 as a result of increased maintenance contracts from new license agreements in the prior four quarters. Consulting revenue decreased in the same period resulting from two large implementation projects during the third quarter of 2006 with no similar consulting project in the third quarter of 2007. Subscription revenue has increased resulting from larger volumes of records being processed through the Company’s hosted e-Delivery product in the third quarter 2007 compared with the third quarter 2006.

Operating Expenses

Cost of license fees consists primarily of amortization of capitalized software development costs and amounts paid to third parties with respect to products we resell in conjunction with the licensing of our products. The elements can vary substantially from period to period as a percentage of license fees. Cost of license fees for the three months ended September 30, 2007 were $0.1 million lower than the same period last year due to lower usage and lower cost of third party software as well as no amortization of capitalized software development cost in the third quarter of 2007. All capitalized software development costs have been fully amortized as of December 31, 2006.

Cost of services consists primarily of personnel and third party costs for product quality assurance, training, installation, consulting and customer support. Cost of services decreased $0.8 million or 37.1% for the three months ended September 30, 2007, as compared to the corresponding prior year period. The decrease for the three-month period was mainly due to headcount reductions as a result of the reduction in force implemented in the fourth quarter of 2006. The service margin was 29.2% for the three months ended September 30, 2007 compared with a negative service margin of 24.9% for the corresponding prior year period. This margin improvement was a result of the lower cost in the third quarter of 2007 versus the third quarter of 2006 and higher maintenance revenue.

Sales and marketing expenses consist primarily of salaries, commissions and bonuses related to sales and marketing personnel, as well as travel and promotional expenses. Sales and marketing expenses were $0.2 million or 10.7% lower for the three months ended September 30, 2007, as compared to the corresponding prior year period. The decrease for the three-month period was primarily due to headcount reductions as a result of the reduction in force implemented in the fourth quarter of 2006 and lower marketing program cost offset somewhat by the use of third party consultants.

Research and development expenses consist primarily of personnel costs, costs of equipment, facilities and third party software development costs. Research and development expenses have been charged to operations as incurred. However, certain software development costs were capitalized in accordance with Statement of Financial Accounting Standards No. 86 (‘‘SFAS 86’’). Such capitalized software development costs have been amortized to cost of license fees on a straight-line basis over periods not exceeding three years. There was no cost capitalized over the periods ended September 30, 2007 and 2006.

Research and development expenses were $0.6 million or 36.6% higher for the three months ended September 30, 2007, as compared to the comparable prior year period. The increase for the three-month period was primarily due to severance cost of approximately $0.7 million related to the departure of the Executive Vice President of R&D, offset slightly by headcount reductions as a result of the reduction in force implemented in the fourth quarter of 2006.

General and administrative expenses consist primarily of salaries for administrative, executive and financial personnel, and outside professional fees. General and administrative expenses were flat for three months ended September 30, 2007 as compared to the corresponding prior year period.

Operating Loss

Operating loss improved by $0.9 million for the three months ended September 30, 2007 as compared to the corresponding prior year period as a result of the reductions in operating expenses of $0.6 million due to the reasons described and higher sales revenue of $0.3 million.

Other Income (Expense), Net

Other income (expense), net decreased $0.2 million for the three months ended September 30, 2007, as compared to the same period in 2006. This decrease is a result of higher interest expense associated with the convertible debt issued on May 29, 2007 and lower foreign exchange transaction gains during the three months ended September 30, 2007 as compared to the same period last year. As of January 1, 2007, the Company has considered its inter-company loans to its foreign subsidiaries to be permanently reinvested. As a result of this decision, all foreign currency translation adjustments are recorded through the foreign currency translation adjustment account in the stockholders’ equity section of the Company’s balance sheet and are no longer recorded on the Company’s Statement of Operations.

Loss from continuing operations

Loss from continuing operations improved $0.6 million for the three months ended September 30, 2007, as compared to the same period in 2006 for the reasons described in ‘‘Operating Loss’’ above.

Income from discontinued operations

There was no activity in discontinued operations during the three months ended September 30, 2007 compared to income of $2.3 million in the same period of 2006. The Enterprise Solutions business was sold on October 31, 2006 as described in footnote 2 to the financial statements contained herein.

Net loss

The net loss was $4.6 million, or $(0.13) per diluted share for the three months ended September 30, 2007, as compared to $2.8 million or $(0.08) per diluted share for the three months ended September 30, 2006, for the reasons described above.

Comparison of Nine Months Ended September 30, 2007 to 2006

Revenues

Total revenues from continuing operations increased $0.9 million or 12.2% for the nine months ended September 30, 2007 as compared to the corresponding prior year period due to a $1.1 million or 63.9% increase in license fees. The nine months ended September 30, 2007 included license revenue of approximately $1.2 million from two large customers, with no comparable sized deals in the first nine months of 2006.

Total revenues for the nine months ended September 30, 2007 included $1.2 million, $1.0 million and $0.9 million or 13.3%, 12.0% and 10.4% of total revenues from three customers. Total revenue for the nine months ended September 30, 2006 included $1.1 million and $0.9 million or 14.3% and 12.2% of total revenues from two customers.

The following table sets forth, for the periods indicated, each major category of our services revenues as a percent of total services revenues:

	Three Months Ended September 30,
(dollars in thousands)	2007		2006
		% of		% of
	Amount	Total	Amount	Total
Maintenance	$4,029	68.7%	$3,450	57.3%
Consulting	1,378	23.5%	2,232	37.0%
Subscription revenue	454	7.8%	343	5.7%
Total services revenue	$5,861	100.0%	$6,025	100.0%

Maintenance revenue increased for the first nine months of 2007 compared with 2006 as a result of increased maintenance contracts from new license agreements in the prior four quarters. Consulting revenue decreased in the same period resulting from two large implementation projects during the first nine months of 2006 with no similar consulting projects in the first nine months of 2007. Subscription revenue has increased resulting from larger volumes of records being processed through the Company’s hosted e-Delivery product in the first nine months of 2007 compared with the first nine months of 2006.

Operating Expenses

Cost of license fees consists primarily of amortization of capitalized software development costs and amounts paid to third parties with respect to products we resell in conjunction with the licensing of our products. The elements can vary substantially from period to period as a percentage of license fees. Costs of license fees for the nine months ended September 30, 2007 were $0.5 million lower than the same period last year due to lower usage and lower cost of third party software as well as there being no amortization of capitalized software development cost in the first nine months of 2007. All capitalized software development costs have been fully amortized as of December 31, 2006.

Cost of services consists primarily of personnel and third party costs for product quality assurance, training, installation, consulting and customer support. Cost of services decreased $2.1 million or 33.5% for the nine months ended September 30, 2007, as compared to the corresponding prior year period. The decrease for the nine-month period was mainly due to headcount reductions as a result of the reduction in force implemented in the fourth quarter of 2006. The service margin was 28.1% for the nine months ended September 30, 2007 compared with a negative service margin of 5.2% for the corresponding prior year period. This margin improvement was the result of the reduction in cost in the second quarter of 2007.

Sales and marketing expenses consist primarily of salaries, commissions and bonuses related to sales and marketing personnel, as well as travel and promotional expenses. Sales and marketing expenses were $1.2 million or 15.9% lower for the nine months ended September 30, 2007, as compared to the corresponding prior year period. The decrease for the nine month period was primarily due to headcount reductions as a result of the reduction in force implemented in the fourth quarter of 2006 and lower marketing program costs.

Research and development expenses consist primarily of personnel costs, costs of equipment, facilities and third party software development costs. Research and development expenses are generally charged to operations as incurred. However, certain software development costs were capitalized in accordance with Statement of Financial Accounting Standards No. 86 (‘‘SFAS 86’’). Such capitalized software development costs were amortized to cost of license fees on a straight-line basis over periods not exceeding three years. There was no cost capitalized over the periods ended September 30, 2007 and 2006.

Research and development expenses were $0.5 million or 10.2% higher for the nine months ended September 30, 2007, as compared to the comparable prior year period. The increase for the nine month period was primarily due to severance cost of approximately $0.7 million related to the departure of the Executive Vice President of Research & Development, offset slightly by headcount reductions as a result of the reduction in force implemented in the fourth quarter of 2006.

General and administrative expenses consist primarily of salaries for administrative, executive and financial personnel, and outside professional fees. General and administrative expenses were $0.2 million or 5.6% lower during the nine months ended September 30, 2007 as compared to the corresponding prior year period. This reduction resulted from executive management salary reductions, headcount reductions as a result of the reduction in force implemented in the fourth quarter of 2006 and lower facility costs.

Operating Loss

Operating loss improved $4.4 million for the nine months ended September 30, 2007 as compared to the corresponding prior year period as a result of the increase in license revenue of $1.1 million and reductions in operating expenses of $3.5 million resulting from the reasons described above.

Other Income (Expense), Net

Other income (expense), net decreased $0.3 million for the nine months ended September 30, 2007, as compared to the same period in 2006. This decrease is a result of higher interest expense associated with the convertible debt issued on May 29, 2007 and lower foreign exchange transaction gains during the three months ended September 30, 2007 as compared to the same period last year. As of January 1, 2007, the Company has considered its inter-company loans to its foreign subsidiaries to be permanently reinvested. As a result of this decision, all foreign currency translation adjustments are recorded through the foreign currency translation adjustment account in the stockholders’ equity section of the Company’s balance sheet and are no longer recorded on the Company’s Statement of Operations.

Loss from continuing operations

Loss from continuing operations improved $4.1 million for the nine months ended September 30, 2007, as compared to the same period in 2006 for the reasons described in ‘‘Operating Loss’’ above.

Income from discontinued operations

There was no activity in discontinued operations during the nine months ended September 30, 2007 compared to income of $7.0 million in the same period of 2006. The Enterprise Solutions business was sold on October 31, 2006 as described in footnote 2 to the financial statements contained herein.

Net loss

The net loss was $10.9 million, or $(0.31) per diluted share for the nine months ended September 30, 2007, as compared to $8.1 million or $(0.23) per diluted share for the nine months ended September 30, 2006, for the reasons described above.

Liquidity and Capital Resources

Silicon Valley Bank Financing

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

Subject to certain borrowing base limitations and compliance with covenants, the Fourth Modification Agreement served to amend the Loan Agreement by changing the amount the Company may borrow on a revolving basis from (i) up to the lesser of (A) $4 million or (B) 70.0% of the Eligible Accounts (as such term is defined in the Loan Agreement) to (ii) up to the lesser of (A) $2.5 million or (B) 80.0% of the Eligible Accounts (as such term is defined in the Loan Agreement). The Fourth Modification Agreement also extended the maturity date of the Loan Agreement from February 15, 2007 to April 1, 2008. In addition, the Fourth Modification Agreement deleted the existing financial covenants contained in the Loan Agreement and added two new financial covenants: (i) a covenant requiring the Company to maintain a Tangible Net Worth (as defined in the Fourth Modification Agreement) of at least (A) $1.7 million as of the months ended January 31, 2007, February 28, 2007 and March 31, 2007, (B) $0.6 million as of the months ended April 30, 2007, May 31, 2007 and June 30, 2007, (C) ($150,000) as of the months ended July 31, 2007, August 31, 2007 and September 30, 2007, and (D) $1.00 as of the month ended October 31, 2007 and as of the last day of each month thereafter and (ii) a covenant requiring the Company to maintain Liquidity (representing the amount of unrestricted cash of the Company at the Bank plus the unused availability under the Loan Agreement) at all times of at least $1 million. The Bank also waived the Company’s existing defaults under the Loan Agreement based on certain failures to meet prior financial covenants during the year ended December 31, 2006.

For each month of 2007 the Company was in compliance with its liquidity covenant but was not in compliance with its minimum tangible net worth covenant of $1.7 million for the months ended February 28 and March 31, 2007. Tangible net worth as of March 31, 2007 was $1.2 million. On May 15, 2007, the Bank waived such violations and agreed to forbear until June 15, 2007 from exercising its rights and remedies with respect to the default of the Company for failure to comply with the tangible net worth covenant.

On July 18, 2007, the Company entered into a Second Amended and Restated Loan and Security Agreement with the Bank to amend and supplement the Loan Agreement (as amended, the ‘‘Second Amended Agreement’’). The Second Amended Agreement provides for a revolving line of credit in an amount equal to the lesser of $2.5 million or 80% of eligible gross domestic accounts receivable. Borrowings under the revolving line of credit bear interest at prime rate plus one quarter of one percent (0.25%) on the average gross daily financed account balance as long as the Company’s liquidity ratio (as described in the Second Amended Agreement) is above 1.30:1.00. Should the liquidity ratio fall below 1.30:1.00, the interest rate would increase to prime rate plus three quarters of one percent (0.75%) on the average gross daily financed account balance in addition to a monthly collateral handling fee of one quarter of one percent (0.25%) of the average monthly financed receivable balance. The Company is required to pay quarterly interest charges equal to 10% of the minimum net facility usage. If actual interest charges incurred exceed minimum, then no additional charge will be assessed. The Second Amended Agreement is secured by substantially all domestic assets of the Company. The maturity date of the loan is April 1, 2008. As described in greater detail in the Second Amended Agreement, the loan is subject to acceleration upon breach of: (i) a covenant tested quarterly requiring the Company’s net loss not to exceed $4.0 million, $2.8 million and $2.4 million for the quarters ended June 30, 2007, September 30, 2007 and December 31, 2007, respectively and (ii) other customary non-financial covenants.

For the months ended August 31, 2007 and September 30, 2007, the Company’s liquidity ratio was below 1.30:1.00. This increased the interest rate to prime rate plus three quarters of one percent (0.75%) in addition to a monthly collateral handling fee of one quarter of one percent (0.25%) of the average monthly financed receivable balance. For the months ended August 31, 2007 and September 30, 2007, the Company had no borrowings and therefore paid no more than the minimum required interest of 10% of the net facility usage. For the quarter ended September 30, 2007, the Company was not in compliance with the quarterly net loss of $2.8 million. Effective November 16, 2007 the bank waived such violation and adjusted the net loss covenant to become a monthly net loss covenant not to exceed a rolling three month net loss, included a minimum license revenue amount for the fourth quarter of 2007, and increased the interest rate. The interest rate is now prime rate plus one and one-quarter of one percent (1.25%) in addition to a monthly collateral handling fee of one quarter of one percent (0.25%) of the average monthly financed receivable balance. If the Company’s liquidity ratio (as described in the Second Amended Agreement) is above 1.30:1.00, the interest rate decreases to prime rate plus three-quarters of one percent (.75%). As of September 30, 2007 and November 13, 2007, the Company had no outstanding borrowings with the bank.

Secured Convertible Note Financing

On May 29, 2007, the Company entered into a Convertible Note and Warrant Purchase Agreement (the ‘‘Purchase Agreement’’) pursuant to which it sold and issued an aggregate of $5 million of convertible notes consisting of (i) $2.5 million of Series A 6% Secured Convertible Promissory Notes due May 29, 2009 and (ii) $2.5 million of Series B 6% Secured Convertible Promissory Notes due May 29, 2009, together with warrants to purchase an aggregate of 2 million shares of common stock of AXS-One. Net proceeds to AXS-One after transaction expenses were approximately $4.9 million. The notes and warrants were sold in a private placement under Rule 506 promulgated under the Securities Act of 1933, as amended, to three accredited investors.

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

On November 13, 2007, the Company entered into a Convertible Note and Warrant Purchase Agreement pursuant to which it sold and issued on November 16, 2007 an aggregate $3.75 million of Series C 6% Secured Convertible Promissory Notes due May 29, 2009 together with warrants to purchase an aggregate of 3,750,000 shares of common stock of AXS-One at an exercise price of $.01 per share. Net cash proceeds to AXS-One after transaction expenses were approximately $3.65 million. The Series C notes and warrants were sold in a private placement under Rule 506 promulgated under the Securities Act of 1933, as amended, to accredited investors.

The Series C notes will mature on May 29, 2009, will be convertible into AXS-One common stock at a fixed conversion rate of $1.00 per share, bear interest of 6% per annum and are secured by substantially all the assets of AXS-One. The security interest of the Series C noteholders has been subordinated to the security interest of Silicon Valley Bank, AXS-One’s current senior lender and rank pari passu with the Series A and Series B convertible notes issued on May 29, 2007. The Series C notes are convertible at the option of the noteholder at any time on or after December 4, 2007 and prior to maturity.

Each Series C noteholder also received a warrant to purchase a number of shares of AXS-One common stock equal to 100% of the principal amount of notes purchased. Each warrant has an exercise price of $0.01 per share and is exercisable at any time on or after December 4, 2007 during the seven year period following the closing.

Change in Stock Listing

On October 16, 2007, the board of directors of the Company approved the voluntary removal of the Company’s common stock listing from the American Stock Exchange which was effective following the close of the market on November 5, 2007. The Company shares began to trade on the OTC Bulletin Board beginning on November 6, 2007 under the symbol AXSO.

Liquidity and Cash Flow

Our operating activities used cash of $9.0 million for the nine months ended September 30, 2007 and $12.9 million for the nine months ended September 30, 2006. Net cash used in operating activities during the nine months ended September 30, 2007 is primarily the result of the net loss from continuing operations and an increase in other assets, offset slightly by decreased accounts receivable, decreased prepaid expenses and other current assets, non-cash interest expense, depreciation and non-cash stock compensation expense.

Our investing activities used $0.1 million and $0.2 million of cash for the nine months ended September 30, 2007 and 2006, respectively. The use of cash in each year was primarily for the purchase of computer equipment for the Company’s internal operations.

Cash provided by financing activities was $5.0 million and 2.0 million for the nine months ended September 30, 2007 and 2006, respectively. For the nine months ended September 30, 2007, cash was provided by the issuance of convertible debt, described in more detail above, and the exercise of stock options during the period. For the nine months ended September 30, 2006, cash was provided by borrowings on bank debt and the exercise of stock options during the period offset slightly by debt issuance cost.

Cash used by discontinued operations was $1.0 million for the nine months ended September 30, 2007. Cash provided by discontinued operations was $9.5 million for the nine months ended September 30, 2006. For the nine months ended September 30, 2007, cash used related to payment of cash to Computron Software, LLC related to collection of their accounts receivable received by us and required to be returned to Computron Software, LLC. For the nine months ended September 30, 2006, cash was provided by net income from discontinued operations and by the change in net assets held for sale.

We have no significant capital commitments. Planned capital expenditures for the year 2007 are expected to be less than $0.5 million. Our aggregate minimum operating lease payments for 2007 will be approximately $1.2 million. We have $50,000 of remaining aggregate minimum royalties payable to third party software providers in accordance with 2007 agreements for third party software used in conjunction with our software. Future commitments to third party software providers are as follows:

(in thousands)
Year	Amount
2007	$50
2008	50
2009	50
2010	—
2011	—
Total	$150

AXS-One incurred a loss from continuing operations of $19.6 million, $15.1 million and $2.7 million for the years ended December 31, 2006, 2005 and 2004, respectively. The net loss for the first nine months of 2007 was $10.9 million. We have not yet been able to obtain operating profitability from continuing operations and may not be able to be profitable on a quarterly or annual basis in the future. Management’s initiatives over the last three years, including the restructurings in December 2006, June 2005 and June 2004, the private placements of common stock in June 2005 and April 2004, the executive management salary reductions for most of the second half of 2005 and for all of 2007, the sale of the Enterprise Solutions business, securing additional debt financing of $3.75 million in November 2007 and $5.0 million in May 2007, and the revised Silicon Valley Bank financing have been designed to improve operating results and liquidity and better position AXS-One to compete under current market conditions. However, we will in the future be required to seek new sources of financing or future accommodations from our existing lender or other financial institutions, or we may seek equity infusions from private investors. Our ability to fund our operations is heavily dependent on the growth of our revenues over current levels to achieve profitable operations, particularly given the recent sale of the Enterprise Solutions business, which historically was our profitable segment. We may also be required to further reduce operating costs in order to meet our obligations if deemed necessary. If we are unable to achieve profitable operations or secure additional sources of capital, there would be substantial doubt about our ability to fund future operations. No assurance can be given that management’s initiatives will be successful or that any such additional sources of financing, lender accommodations or equity infusions will be available.

Critical Accounting Estimates

Our critical accounting policy is revenue recognition.

Revenue Recognition

The Company recognizes revenue in accordance with Statement of Position 97-2, ‘‘Software Revenue Recognition’’ (‘‘SOP 97-2’’), and Statement of Position 98-9, ‘‘Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions.’’ Revenue from non-cancelable software licenses is recognized when the license agreement has been signed, delivery has occurred, the fee is fixed or determinable and collectibility is probable. The Company recognizes license revenue from resellers when an end user has placed an order with the reseller and the above revenue recognition criteria have been met with respect to the reseller. In multiple element arrangements, the Company defers the vendor-specific objective evidence (‘‘VSOE’’) of fair value related to the undelivered elements and recognizes revenue on the delivered elements using the residual method. If VSOE of fair value does not exist for any undelivered element, the entire arrangement consideration is deferred until VSOE of fair value is determined for that undelivered element or the element is delivered. The most commonly deferred elements are initial maintenance and consulting services. Initial maintenance is recognized on a straight-line basis over the initial maintenance term. The VSOE of maintenance is determined by using a consistent percentage of maintenance fee to license fee based on renewal rates. Maintenance fees in subsequent years are recognized on a straight-line basis over the life of the applicable agreement. Maintenance contracts entitle the customer to hot-line support and all unspecified product upgrades released during the term of the maintenance contract. Upgrades include any and all unspecified patches or releases related to a licensed software product. Maintenance does not include implementation services to install these upgrades. The VSOE of services is determined by using an average consulting rate per hour for consulting services sold separately multiplied by the estimate of hours required to complete the consulting engagement.

Delivery of software generally occurs when the product (on CDs) is delivered to a common carrier. Occasionally, delivery occurs through electronic means where the software is made available through our secure File Transfer Protocol (FTP) site. The Company generally does not offer any customers or resellers a right of return.

For software license, services and maintenance revenue, the Company assesses whether the fee is fixed and determinable and whether or not collection is probable based on the payment terms associated with the transaction and the credit-worthiness of the customer. If a significant portion of a fee is due after our normal payment terms, which are 30 to 90 days from invoice date, the fee is considered not fixed and determinable. In these cases, the Company recognizes revenue as the fees become due and collectibility is probable.

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

Recently Issued Accounting Standards

In July 2006, the FASB issued FIN 48 ‘‘Accounting for Uncertainty in Income Taxes’’. This interpretation requires that we recognize in our financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The Company adopted the provisions of FASB Interpretation No. 48 (‘‘FIN 48’’) ‘‘Accounting for Uncertainty in Income Taxes’’, on January 1, 2007. The adoption of FIN 48 had no impact on the Company’s financial position and statement of operations. As of September 30, 2007, there were no or insignificant unrecognized tax benefits. As of January 1, 2007, the Company is subject to income tax examinations for its U.S. federal income taxes for the fiscal years 2005 and 2006 and for non-U.S. income taxes for the tax years 1999 through 2006.

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

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2007. Based upon the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2007.

Internal controls over financial reporting

There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

AXS-ONE INC.
Date: November 19, 2007	By:	/s/ William P. Lyons
William P. Lyons Chief Executive Officer and Chairman of the Board
	By:	/s/ Joseph P. Dwyer
Joseph P. Dwyer Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)