Form 10-K
period 2007-12-31
AXS ONE INC
filed 2008-04-14
CIK 947427

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2007

Commission File Number: 0-26358

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
None.

Securities Registered Pursuant to Section 12(g) of the Act:
Common Stock $.01 par value

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of ‘‘accelerated filer’’, ‘‘large accelerated filer’’, and ‘‘smaller reporting company’’ in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer            Accelerated filer            Non-accelerated filer            Smaller reporting company

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes       No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based upon the closing sale price of Common Stock on June 30, 2007 (the last business day of the Registrant’s most recently completed second fiscal quarter) as reported on the American Stock Exchange, was $18.8 million. Shares of Common Stock held by each officer and director of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of April 8, 2008, the registrant had outstanding 39,786,425 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12, 13 and 14 of Part III are incorporated by reference from a portion of the Registrant’s definitive proxy statement to be furnished to stockholders in connection with the 2008 Annual Meeting of Stockholders.

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

General

AXS-One Inc. (‘‘AXS-One’’ or the ‘‘Company’’) is a software company providing robust, secure business solutions that allow an organization to reduce the inherent risks and costs associated with retaining and managing corporate electronic records as well as to achieve efficiency in its business processes. AXS-One was formed in 1978 and has a proven track record in developing flexible, high-performance, scalable, secure and effective business solutions for Global 2000 organizations. AXS-One’s ability to quickly identify emerging market opportunities and to build high-quality, innovative solutions have won many awards over the years. The Company has devoted significant resources to developing new products which serve the Content Archival, Records Management, Compliance Management, E-Discovery, Litigation Readiness and Information Management Markets.

AXS-One believes that developments in electronic communication as well as changes in the scope and complexity of the corporate regulatory, governance, privacy and legal environment have significantly altered how organizations are doing, and are required to do, business. Organizations are re-evaluating their software requirements to invest in solutions that reduce costs and ensure operational efficiency while enabling them to address and satisfy their requirements for corporate governance, regulatory compliance, litigation readiness, legal discovery and privacy of information. AXS-One’s approach allows organizations to meet these requirements by leveraging a single archiving and electronic records management software platform. This results in quick implementation schedules, a more rapid return on investment and an enterprise-wide solution to growing and changing technology and business challenges.

On October 31, 2006, the Company sold certain assets and liabilities through which it operated the AXS-One Enterprise Solutions financial management and accounting applications business (‘‘Enterprise Solutions’’) to Computron Software, LLC for the sum of $12 million in cash plus future potential consideration for exceeding specified license revenue targets. For the first twelve month period, sales did not exceed the specified license revenue target. Additionally, Computron Software, LLC assumed net liabilities of approximately $6.2 million. The Company recorded a gain of $17.2 million on the sale. The assets sold primarily consisted of client contracts, marketing agreements, internally developed software, accounts receivable and fixed assets of the business. The liabilities sold consisted primarily of employee related liabilities, accounts payable and deferred revenue. The Company has classified the Enterprise Solutions business as a discontinued operation in the consolidated financial statements included in this Form 10-K filing.

Previously, the Company had two reporting segments, Records Compliance Management (RCM) and Enterprise Solutions. As a result of the sale of Enterprise Solutions, Records Compliance Management is the Company’s only reporting segment and therefore the Company no longer meets the requirement for segment reporting.

Products

The Company’s primary product, the AXS-One Compliance Platform™, is an integrated solution that enables organizations to securely capture, index, archive, share, search, supervise and manage the retention, disposition, preservation and destruction of electronic records, including e-mail and instant messages, images, office documents, ERP-generated data such as electronic print reports and SAP archival data. This product has been developed and optimized to address global issues of regulatory compliance, corporate governance, supervision, litigation readiness, legal discovery and privacy as they relate to the retention and disposition of electronic records.

The basis for this solution is AXS-One Central™, a digital archiving solution that provides a centralized and highly scalable repository designed for long term secure storage and management of massive volumes (terabytes) of disparate data. Originally launched in 1993 as ‘‘COOL™’’, AXS-One Central has been implemented by major organizations worldwide to address disparate business issues. The product is widely implemented at global financial institutions, including some of the world’s largest financial institutions, for the long term archival of their financial books and records in compliance with SEC Rule 17a-4 under the Securities Exchange Act. Integrated workflow ensures full record integrity by providing a full audit trail ‘‘process chain of custody’’ to deliver documented evidence of all interaction during the life of the record and confirmation that records have not been modified. In addition to eliminating paper production, distribution and storage costs, the solutions provide fast, secure online access to relevant information via a powerful portal that can deliver significant productivity gains to organizations.

During 2007, AXS-One announced further significant development of the AXS-One Compliance Platform, focusing on enhancements to address the growing market for e-discovery as well as evolving requirements for e-mail management and archiving. Version 3.7 was announced in November 2007 and introduced new and enhanced functionality including major enhancements to AXS-One Case Manager™, enabling organizations to more easily preserve and manage electronic records, in line with litigation hold orders. It also introduced improved .PST and File System Archiving functionality, enhancements to Microsoft Exchange and Lotus Notes and Domino e-mail archiving modules (including support for Microsoft Exchange 2007 and Notes/Domino 8), significant enhancement to reporting, and the introduction of an online monitoring dashboard as well as simplifying product administration and minimizing training requirements, by adopting native user interfaces.

AXS-One believes that the enhancements and additional functionality made to the AXS-One Compliance Platform through 2007 continue to provide further competitive advantage, particularly in the growing market for self-service e-discovery. During 2007, the Company announced its strategy to capture market share in the rapidly emerging hosting and Software as a Service market. The enhancements made to the product to simplify implementation and increase monitoring and reporting capabilities are essential to supporting the Company’s strategy in this area and attracting a growing partner base worldwide.

During the year, AXS-One announced new customer wins for its RCM technology, as well as expanded its implementation within certain key customers. These new customer wins extended across multiple industries, including financial services, education, manufacturing, retail and government; and represented both competitive wins as well as wins with business partners. (See ‘‘Strategic Alliances and Business Development Programs.’’) AXS-One believes that the Company’s ability to deliver a single, integrated platform capable of managing large and growing volumes of disparate electronic records throughout their lifecycle, as well as its focus on real business requirements as they relate to technology continues to differentiate the Company from its competitors.

At the end of 2007, the Company sold its AXS-One E-Delivery Service (also known as T4) business for $150,000 to be paid in 2008. Fifty percent will be paid in twelve months and fifty percent will be paid based on the purchaser’s ability to extend certain contracts with key customers. The receivable relating to this sale is fully reserved at December 31, 2007. Revenue from this product line was $575,000 and $429,000 in 2007 and 2006 respectively.

AXS-One Records Compliance Management Architecture

The AXS-One Records Compliance Management solution suite is based on a single, scalable archive. This architecture provides the ability for organizations to capture, store, manage and reproduce ‘‘states-of-time’’ on demand; to search for and reproduce, via a single interface, records such as e-mail, instant messages, ERP-generated data such as SAP, desktop/office documents (word processing and spreadsheet documents), electronic reports and more, based upon request by internal parties, or for satisfaction of external regulatory audit or litigation and legal discovery requests. Searches may be conducted across disparate record types as well as across multiple instances of the archive. This delivers what is known as a ‘‘federated search’’, which is seen as a key competitive differentiator. This architecture also provides system level assurance of data and process integrity by delivering full, auditable chain of custody records for the managed data.

AXS-One has focused its architectural requirements on enterprise scalability and performance, and on the ability to handle large, complex requirements for integration within large corporate infrastructures (which can then be easily applied to meet the requirements of strategic hosting and application service providers (ASP) partners). The Company continues to extend the value of the archive with the continued improvements of its workflow-based functionality, that allows the platform to deliver integrated and auditable functionality including, e-mail and IM archiving, management of .PST file records and file systems, supervision, legal discovery and legal case hold, SAP archiving and records management.

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

Distribution

AXS-One markets its products worldwide through a direct sales force located in the United States, the United Kingdom, South Africa, Australia, Singapore, and Hong Kong. During 2007, the Company announced a number of partnerships to further expand its indirect sales channel through global partnership and local reseller agreements. This included partnerships with major hosting and ASP providers. For fiscal year 2007, AXS-One generated $1.2 million or 30% of license revenues from its distributors. For further information, see ‘‘Strategic Alliances and Business Development Programs’’.

Client Services

The Company considers its Client Services to be a major asset and key differentiator from other vendors. With its 24 x 7 client support, ‘‘Implementation Certainty’’ methodology, standard and customized training and product certification, AXS-One has created a client services program to handle the needs of its customers and to support its channel partners.

As of December 31, 2007, the Company had 28 employees worldwide providing customer support, consulting and training services. To maintain a high standard of service, the Company requests customer evaluations of client support personnel on a quarterly basis. The Company’s services are described below.

Client Support

AXS-One’s global support centers are based in the U.S (at the company’s corporate headquarters in Rutherford, NJ), U.K., South Africa, Australia and Singapore. The global support center infrastructure has been optimized to allow for an effective and efficient ‘‘follow the sun’’ 24 x 7 customer support strategy. Annual maintenance contracts are generally required for the first year of a customer’s use of the Company’s products, and are renewable on an annual basis. Maintenance contracts entitle the customer to hot-line support and all product upgrades released during the term of the maintenance contract. Upgrades include all patches or releases related to a licensed software product. Maintenance is offered at three levels of hot-line support, Platinum, Gold and Silver. Maintenance fees vary depending on the hours of hot-line support requested by the customer and typically range between 18% and 25% of license fees on an annual basis.

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

Consulting Services

Given the broad capabilities of the AXS-One compliance product and the range of markets into which we sell, our customers have differing IT and business requirements that they are looking to address. One of the key competitive advantages of the AXS-One solution is richness of functionality and flexibility and, as a result, our ability to meet customers’ disparate needs. The Company’s professional services group therefore works with our customers to understand their specific business requirements and ensure that project planning and management are focused on achieving that goal. The Company has developed consistent, fast, reliable and repeatable implementation processes to ensure optimal customer satisfaction and rapid referenceability, as well as ensure that every customer understands how to get the most out of the entire AXS-One Compliance Platform. The professional service organization also provides support for upgrades, migrations and platform changes.

Education Services

The Company provides education services worldwide through its Training Department. This group is responsible for the development and delivery of training courses designed to address the requirements of specific groups. This includes training for AXS-One staff and partners to address sales, pre-sales, consulting services, and support services. Packaged and tailored training courses are also available for customers. Training courses vary in length and are delivered through scheduled classroom training, online ‘‘self-service’’ modules, as well as administered at customer locations.

Backlog

The Company’s revenue backlog of approximately $2.1 million at December 31, 2007 includes a backlog of license revenue from contracts signed but revenue has been deferred until acceptance, and consulting revenue that has been deferred until services are provided. Deferred maintenance revenue at December 31, 2007 was $2.2 million, the majority is expected to be recognized as revenue over the nest 12 months.

Revenue Concentrations

During the last two years, AXS-One has generated a significant amount of revenues from a select number of customers. For the year ended December 31, 2007, two customers represented 12.3% and 11.6% individually, of total revenue. For the year ended December 31, 2006, two customers represented 13.6% and 13.3% individually, of total revenue. For the year ended December 31, 2007, three customers represented 22.9%, 20.5%, and 15.2%, individually, of license revenue. For the year ended December 31, 2006, two customers represented 31.5% and 14.3%, individually, of license revenue. One customer represented 10.7% of service revenues for the year ended December 31, 2007. One customer represented 13.0% of service revenues for the year ended December 31, 2006.

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

The Company has established strategic alliances and relationships with a number of organizations as an integral component of its go-to-market strategy. The Company believes these relationships are important to the development, distribution, sales, marketing, integration, and support of its products. During 2007, the Company continued to expand its channel sales model by establishing relationships with leading organizations around the world. This included establishing relationships with IBM and EDS as resellers of its products in a hosted environment.

During 2007, as a result of its global partner strategy, AXS-One was able to record its first sales in Japan and developed a number of large prospects in China as well as in India, where the Company recorded its first sales in 2006.

Product Development

The Company has a dedicated product development and engineering organization and periodically releases new products and enhancements to existing products. In addition to in-house resources, the Company has also engaged off-shore resources to perform certain development, quality assurance and documentation activities. Product development efforts are directed at increasing product functionality, simplifying implementation and day to day management, improving product performance, providing support to existing products, expanding the capabilities of the products to inter-operate with third-party software and hardware, developing new products and integrating new technologies. In particular, the Company has from time to time devoted substantial resources to develop additional modules for its products and the capability to support new applications, additional platforms, additional and/or new storage devices, graphical user interfaces (GUIs), toolsets and emerging technologies. While the Company anticipates that certain new products and enhancements will be developed internally, the Company has in the past and may continue to acquire or license technology or software from third parties when appropriate.

As of December 31, 2007, the Company had 42 employees plus 14 third party consultants engaged in product development and engineering. The Company’s R&D expenses were $6,996,000 and $6,454,000 for the years ended December 31, 2007 and 2006, respectively. No cost associated with employees or third party consultants expense met the criteria for capitalization under Statement of Financial Accounting Standards No. 86, ‘‘Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed’’ (‘‘SFAS 86’’) for the year ending December 31, 2007.

Competition

The software markets in which AXS-One is engaged are intensely competitive and rapidly changing. A number of companies offer products similar to components of the AXS-One Compliance Platform and target the same customers. The Company believes its ability to compete depends upon many factors within and outside its control, including the timing and market acceptance of new products and enhancements developed by the Company and its competitors, product functionality, performance, price, reliability, customer service and support, sales and marketing efforts, and product distribution. In light of the current market focus on litigation readiness, legal discovery, regulatory compliance, corporate governance and risk management, many organizations are trying to position themselves as vendors of ‘‘compliance’’ or ‘‘e-discovery’’ solutions. This includes vendors of point solutions that have been acquired by larger vendors, Autonomy, Computer Associates, EMC, IBM, Hewlett Packard, OpenText and Veritas (then acquired by Symantec) as well as a growing number of vendors of niche solutions. While these organizations often have established relationships with IT departments within customer and prospect organizations, AXS-One believes that its functionality developed specifically to support the requirements of Legal departments and General Counsel enable it to be highly competitive in this growing market.

Intellectual Property

The Company’s success is heavily dependent upon its proprietary technologies as well as products from third parties, software vendors and hardware vendors. The Company regards its software as proprietary, and relies primarily on a combination of contractual provisions, confidentiality agreements and trade secrets, copyrights and trademarks to protect its proprietary rights. As of December 31, 2007, the Company had no patents and has one provisional patent application pending. Existing trade secrets and copyright laws afford only limited protection.

The Company has obtained Federal registrations for its trademarks ‘‘AXS One®,’’ the distinctive AXS-One logo, ‘‘Access Tomorrow Today®’’ and ‘‘AXSPoint®’’. In addition, the Company has certain U.S. common law rights, and rights under foreign laws in relation to its trademarks, service marks and product names.

Employees

As of December 31, 2007, the Company had 118 full-time employees, 84 within the United States and 34 outside the United States, including 42 in product development and engineering, 28 in customer service and support, 28 in sales and marketing, and 20 in finance, administration and executive management. The Company’s employees are not covered by any collective bargaining agreements. The Company believes that its relations with its employees are good.

Available Information

Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports are available, without charge, on the SEC web site, www.sec.gov after they are electronically filed with, or furnished to, the SEC. The investor section of our web site, www.axsone.com, provides a direct link to AXS-One filings with the SEC. Copies are also available, without charge, from AXS-One Inc., Investor Relations, 301 Route 17 North, Rutherford, NJ 07070.

Executive Officers of the Registrant

The executive officers of the Company as of March 21, 2008, are as follows:

Name	Age	Position
William P. Lyons	63	Chairman of the Board and Chief Executive Officer
Joseph P. Dwyer	52	Executive Vice President, Chief Financial Officer and Treasurer
Philip Rugani	50	Executive Vice President, Field Operations

William P. Lyons joined the Company as President and Chief Executive Officer in April 2004 and was appointed Chairman of the Board on June 10, 2004. Prior to joining the Company, Mr. Lyons was President and Chief Executive Officer of Caminus Corporation, a publicly traded provider of integrated enterprise software applications to the global energy industry from July 2002 until April 2003 when it was sold to SunGard Data Systems, Inc. From April 2003 until April 2004, Mr. Lyons served as a consultant for various pre-public software companies on strategic issues. From January 2001 until July 2002, when it was sold to Rational Software, Mr. Lyons was President and Chief Executive Officer of NeuVis, a technology provider of N-tier application development software. From 1998 to 2001, Mr. Lyons was President and Chief Executive Officer of Finjan Software, a privately held vendor of security software solutions. Mr. Lyons also has been CEO of Parc-Place Systems, an object-oriented tools company and Ashton-Tate Inc., a PC database company. He also spent 18 years at IBM in a variety of sales and marketing positions, most recently as VP Software for the PC division.

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

Philip Rugani joined the Company as Executive Vice President, Field Operations in September 2007. From November 2006 to September 2007, Mr. Rugani served as Vice President of Americas Sales of IBM and was responsible for the Enterprise Content Management (ECM) market. From January 2003 until its acquisition by IBM in November 2006, Mr. Rugani was the Senior Vice President of the Americas and World Wide Channel Operations of FileNet, Corporation, a leading provider of enterprise content management solutions. Prior to FileNet, Mr. Rugani was with AltaVista Software and developed it into a leader in the corporate Search and Retrieval market.  He has also served as Senior Vice President – Americas, at Informix Software, a database management software company and as Group Vice President of General Business and Alliances at Oracle. Mr. Rugani has more than 30 years of experience in the high technology field in sales, marketing, channels, technology, and operations.

Item 1A.	Risk Factors

We have a previous history of net losses.

AXS-One incurred losses of $14.9 million and $19.6 million for the years ended December 31, 2007 and 2006, respectively, from continuing operations. We may not be able to be profitable on a quarterly or annual basis in the future. As of December 31, 2007, we had an accumulated deficit of $100.1 million. On October 31, 2006, we sold the assets of our Enterprise Solutions business to Computron Software, LLC, a subsidiary of Parallax Capital Partners, LLC for $12 million in cash plus future potential consideration if specified license revenue thresholds are exceeded. Additionally, Computron Software LLC assumed net liabilities of approximately $6.2 million. This represented our historically profitable segment.

Additionally, AXS-One’s revenue and operating results have fluctuated and may continue to fluctuate significantly from quarter to quarter in the future, causing our common stock price to be volatile and may cause the market price to fall. A variety of factors, many of which are not in our control, cause these fluctuations and include, among others:

•	the proportion of revenues we earn from license fees versus fees for the services we provide,

•	the number of partners selling our products and their continued willingness to do so,

•	the number of third parties we use to perform services,

•	the amount of revenues we generate from our sale of third party software,

•	demand for our products,

•	the size and timing of individual license transactions,

•	the products and enhancements that we, or our competitors, introduce,

•	changes in our customers’ budgets,

•	potential customers’ unwillingness to undertake major expenditures with us due to our past operating results,

•	availability or changes to third party products,

•	new or emerging technologies,

•	competitive conditions in the industry and general economic conditions, and

•	unrest in the Middle East or other world events.

Additionally, clients’ licensing of our products is often delayed because:

•	our clients must commit a significant amount of capital,

•	frequently, a license purchase must be authorized through the multiple channels within a client’s organization, and

•	sales are increasingly driven through our partners, reducing our control over the sales cycle.

Because of these reasons, as well as others, our products’ sales cycles are typically lengthy and subject to a number of significant risks over which we often have little or no control which include a customer’s budgetary constraints and internal authorization reviews.

Historically, AXS-One has operated with a small license backlog, since products are generally shipped as we receive orders. Because our license fees in any quarter substantially depend on orders booked and shipped in the last month, and often during the last week, of a given quarter, our revenues have been back-end loaded and subject to fluctuation.

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

Additionally, our business has experienced, and we expect to continue to experience, significant seasonality due, in part, to our customers’ buying patterns, caused primarily by:

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

We have risks relating to liquidity.

Our business plan requires us to significantly increase revenues, reduce operating losses and become profitable in the short term to be able to operate the business going forward without securing additional outside financing. If we are not able to either increase revenues or decrease expenses quickly enough, we may violate our bank financial covenants and lose the ability to access our line of credit for working capital financing, causing an immediate liquidity shortage. Additionally, if we require additional capital and we have been unable to increase revenue or decrease costs quickly enough, we may have difficulty finding sources of additional capital in the time frames required to avoid running out of cash. If we are unable to achieve profitable operations, we will need to secure additional capital. If we are not able to do so, there would be substantial doubt about our ability to fund future operations. No assurance can be given that management’s initiatives will be successful or that any such additional sources of financing, lender accommodations or equity infusions will be available.

Our auditors have expressed substantial doubt about AXS-One’s ability to continue as a going concern.

In their report prepared in conjunction with our December 31, 2007 financial statements, our independent registered public accounting firm, Amper, Politziner & Mattia P.C., included an explanatory paragraph stating that, because the Company has incurred recurring net losses, has an accumulated deficit and has a working capital deficiency as of December 31, 2007, there is substantial doubt about our ability to continue as a going concern. Although management’s plans to continue as a going concern are set forth in Note 1 to the financial statements set forth herein, there can be no assurance that such plans will be successful.

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

AXS-One solutions are positioned in a highly dynamic market. Our competitors within the Records Compliance Management market include Autonomy, Computer Associates, EMC, Hewlett Packard, IBM, OpenText and Symantec. There are also a growing number of smaller, niche vendors targeting specific areas of this market worldwide.

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

As our market continues to develop and expand, we expect established and emerging companies to compete with us due to the relatively low barriers to entry within the software market. We expect that competition will also increase as the software industry consolidates. During 2007, we saw the acquisition trend continue with competitors in the Records Compliance Management market being acquired by large companies with significantly greater financial and marketing resources than us. Furthermore, we cannot assure anyone that any of the companies with whom we currently have relationships, most of which may have significantly greater financial and marketing resources than we do, will not, in the future, develop or market software products that compete with our products, or discontinue their relationship or support of us.

Additionally, our current and potential competitors have established, or may establish in the future, cooperative relationships among themselves or with third parties to increase their products’ ability to address the needs of our prospective customers. Therefore, new competitors or alliances among competitors could emerge and rapidly acquire a significant market share. Increased competition is likely to result in:

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

Additionally, during 2008, our AXS-One Compliance Platform needs to gain greater market acceptance. If:

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

For the year ended December 31, 2007, two customers represented 12.3% and 11.6% individually, of total revenue. For the year ended December 31, 2006, two customers represented 13.6% and 13.3% individually, of total revenue. For the year ended December 31, 2007, three customers represented 22.9%, 20.5% and 15.2%, individually, of license revenue. For the year ended December 31, 2006, two customers represented 31.5% and 14.3%, individually, of license revenue. One customer represented 10.7% of service revenues for the year ended December 31, 2007. One customer represented 13.0% of service revenues for the year ended December 31, 2006.

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

Our software performance, customization, reporting capabilities, or other business objectives may or may not be affected by these changes and may or may not render us incapable of meeting future customer software demands. Introducing products embodying new technologies and emerging industry standards can render existing products obsolete and unmarketable. Accordingly, it is difficult to estimate our products’ life cycles. Our future success will depend, in part, on our ability to develop and introduce new modules for the AXS-One Compliance Platform that respond to evolving customer requirements and keep pace with technological development and emerging industry standards, such as new:

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

Software products as comprehensive as those we offer often encounter development delays and, when introduced or when new versions are released, may contain undetected errors or may simply fail. These delays, errors or failures create a risk that the software will not operate correctly and could cause our future operating results to fall short of expectations published by certain public market financial analysts or others. From time to time, we develop products that are intended to be compatible with various new computer operating systems, although we make no assurances that we will successfully develop software products that will be compatible with additional operating systems or that will perform as we intend. Additionally, our products, technologies and our business in general rely upon third-party products from various sources including, among others:

•	hardware and software vendors,

•	relational database management systems vendors,

•	ERP software vendors,

•	reporting software vendors,

•	open source community,

•	IM software vendors, or

•	e-mail system vendors.

In the future, it is unclear whether our dependence upon these third-party products will affect our ability to support or make our products readily available. In the past, we have experienced delays by third parties who develop software that our products depend upon. These hold ups have resulted in delays in developing and shipping our products. Despite testing by us as well as by our current and potential customers, errors may be found in new products or enhancements after we ship them that can delay or adversely affect market acceptance. We cannot assure anyone that any of these problems would not adversely affect our business, operating results and financial condition.

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

An investment in our common stock may be less attractive because it is not traded on a recognized public market.

Our common stock has traded on the OTC Bulletin Board, or OTCBB since our common stock was delisted from the American Stock Exchange on November 5, 2007. The OTCBB is viewed by most investors as a less desirable, and less liquid, marketplace. As a result, an investor may find it more difficult to purchase, dispose of or obtain accurate quotations as to the value of our common stock.

Our common stock may in the future become subject to Rules 15g-1 through 15g-9 under the Exchange Act, which imposes certain sales practice requirements on broker-dealers who sell our common stock to persons other than established customers and ‘‘accredited investors’’ (as defined in Rule 501(c) of the Securities Act). For transactions covered by this rule, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to the sale. This rule would adversely affect the ability of broker-dealers to sell our common stock and purchasers of our common stock to sell their shares of our common stock. Additionally, our common stock may in the future be subject to SEC regulations applicable to ‘‘penny stock.’’ Penny stock includes any non-NASDAQ equity security that has a market price of less than $5.00 per share, subject to certain exceptions. The regulations require that prior to any non-exempt buy/sell transaction in a penny stock, a disclosure schedule proscribed by the SEC relating to the penny stock market must be delivered by a broker-dealer to the purchaser of such penny stock. This disclosure must include the amount of commissions payable to both the broker-dealer and the registered representative and current price quotations for our common stock. The regulations also require that monthly statements be sent to holders of penny stock that disclose recent price information for the penny stock and information of the limited market for penny stocks. If we were to become subject to these requirements, they would adversely affect the market liquidity of our common stock.

In the future, AXS-One may not have sufficient capital resources to fully carry out its business plans.

Our ability to carry out our future business plans and achieve the anticipated results will be affected by the amount of cash generated from operations. As of December 31, 2007 the Company had $3,362,000 of cash and cash equivalents including $438,000 held by our foreign operations. There is also the risk that cash held by our foreign subsidiaries will not be readily available for use in our U.S. operations as the transfer of funds is sometimes delayed due to various foreign government restrictions. Accordingly, we may in the future be required to seek new sources of financing or future accommodations from our existing lender or other financial institutions, or we may seek equity infusions from private investors. We may also be required to further reduce operating costs in order to meet our obligations. The Company was not in compliance with its quarterly license revenue covenant as of March 31, 2008. The Company and the bank are in discussions with respect to a waiver of the covenant violation or revisions to the financial covenants. No assurances can be given that the bank will provide a waiver on acceptable terms or that the Company and the bank will agree on revised financial covenants.

In December 2007 and 2006 and in each of June 2005 and 2004 we initiated cost reduction efforts designed to reduce our operating costs and reduce our need for additional capital. In the future, if we are unsuccessful with increasing revenues and operating cash flow, we may be required to further reduce our operating costs. We believe we can successfully reduce the Company’s cost structure in the event of a shortage of capital; however, there can be no assurance that we will be able to reduce operating costs quickly enough or in amounts sufficient to avoid the need to find additional sources of financing.

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

We believe that our success greatly depends on our proprietary software and technology. We rely primarily on a combination of trademark and copyright law, trade secret protection and contractual agreements with our employees, customers, partners and others to protect our proprietary rights. Despite our efforts to protect our proprietary rights, unauthorized third parties may attempt to copy all or part of our products or reverse engineer or obtain and use information that we regard as proprietary. We make our source code available to certain of our customers and partners, which may increase the likelihood of misappropriation or other misuse of our software. Additionally, the laws of some foreign countries do not protect our proprietary rights to the same extent as do the laws of the United States of America. We cannot assure anyone that the steps we take to protect our proprietary rights will be adequate or that our competitors will not independently develop technologies that are substantially equivalent or superior to ours.

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

We believe that our continued growth and future profitability will require AXS-One to expand its sales in international markets, which require significant management attention and financial resources. As a result, we expect that revenues from customers outside the United States will continue to represent a significant percentage of our total revenues in the future. We cannot assure anyone, however, that we will be able to maintain or increase international market demand for our products and services.

In 2007 and 2006 the Company’s total revenues generated from continuing operations by the Company’s foreign offices were as follows:

Year	Amount	Percentage of Total Revenues
2007	$5.0 million	41.7%
2006	$3.9 million	38.1%

AXS-One is subject to additional risks related to operating in foreign countries. These risks generally include:

•	unexpected changes in tariffs, trade barriers and regulatory requirements,

•	costs of localizing products for foreign countries,

•	lack of acceptance of localized products in foreign markets,

•	longer accounts receivable payment cycles,

•	difficulties managing international operations,

•	potentially adverse tax consequences,

•	restrictions on repatriation of earnings,

•	loss of key personnel,

•	reduced legal protection of our intellectual property, and

•	the burden of complying with a wide variety of foreign laws.

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

Our sales strategy over the past several years has included strategic partners such as Sun Microsystems and other resellers around the world. The loss of a strategic partner or the inability to maintain productive reseller relationships could have a significant negative effect on our ability to generate new license and related service revenue. Our largest strategic partner is responsible for 22.5% of our license revenue in 2007.

AXS-One’s executive officers, directors and affiliates own a significant amount of its common stock.

This stock ownership may prevent or discourage tender offers for our common stock unless these significant stockholders approve the terms of any such offers. As of April 7, 2008, AXS-One’s executive officers, directors and affiliates together beneficially own approximately 33% of our outstanding common stock. As a result, these stockholders are able to exercise significant influence over matters requiring stockholder approval including:

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

AXS-One’s common stock trading price has, from time to time, experienced, and is likely to continue to experience, significant price and volume fluctuations, often responding to, among other factors:

•	quarterly variations in our operating results,

•	the gain or loss of significant contracts,

•	announcements of technological innovations by us or our competitors,

•	announcements of new products or services by us or our competitors,

•	announcements of sales to new customers

•	general conditions in the software and computer industries,

•	general economic and market conditions And

•	limited trading volume of our common stock.

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

Changes in the laws and regulations affecting public companies included in the Sarbanes-Oxley Act of 2002 have imposed new duties on us and on our executives, directors, attorneys and independent registered public accounting firm. In order to comply with these new rules, we hired a consulting advisory firm to assist us in the process and we also expect to use additional services of our outside legal counsel, both of which will increase our operating expenses. In particular, we have incurred additional administrative expenses as we implement Section 404 of the Sarbanes-Oxley Act, which requires management to report on, and our Independent Registered Public Accounting Firm to attest to, our internal controls. Management time associated with these compliance efforts necessarily reduces time available for other operating activities, which could adversely affect operating results. If we are unable to achieve full and timely compliance with these regulatory requirements, we could be required to incur additional costs, expend additional management time on remedial efforts and make related public disclosures that could adversely affect our stock price.

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

At a special meeting held on November 29, 2007, the stockholders of the Company approved an amendment to the certificate of incorporation of the Company increasing the authorized common stock of the Company from 50,000,000 shares to 125,000,000 shares. Holders of over 78% of the Company’s outstanding stock voted in favor of the amendment. The stockholders approved the amendment by the following vote:

Votes For	Votes Against	Abstentions	Broker Non-votes
28,864,366	2,336,872	19,811	0

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

On November 5, 2007, the Company voluntarily de-listed its common stock from the American Stock Exchange (AMEX) and its common stock is now listed on the OTC Bulletin Board (OTCBB) under the symbol ‘‘AXSO’’. Quotations from the OTCBB reflect inter-dealer prices without retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.

The following table lists the high and low sales prices (or, in the case of quotes from the OTCBB, high and low bid prices) of the Company’s common stock for the quarterly periods set forth below:

Period	High	Low
2007
First quarter	$0.90	$0.58
Second quarter	0.85	0.51
Third quarter	0.84	0.38
Fourth quarter	0.77	0.25
2006
First quarter	$2.60	$1.67
Second quarter	2.23	1.53
Third quarter	1.75	0.85
Fourth quarter	1.30	0.55

As of April 7, 2008 the approximate number of record holders of the Company’s Common Stock was 707.

The Company has never paid cash dividends on its capital stock. The Company currently intends to retain any earnings for use in its business and does not anticipate paying any cash dividends in the foreseeable future.

Item 6.	Selected Financial Data

Omitted in accordance with applicable SEC rules.

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

Overview

AXS-One Inc. (‘‘AXS-One’’ or the ‘‘Company’’) is a software company providing robust, secure business solutions that allow an organization to reduce the inherent risks and costs associated with retaining and managing corporate electronic records as well as to achieve efficiency in its business processes. AXS-One has a proven track record of developing flexible, high-performance, scalable, secure and effective business solutions for Global 2000 organizations. AXS-One’s ability to quickly identify emerging market opportunities and to build high-quality, innovative solutions have won many awards over the years. The Company has devoted significant resources to developing new products which serve the Content Archival, Records Management, Compliance Management, E-Discovery, Litigation Readiness and Information Management Markets.

AXS-One believes that developments in electronic communication as well as changes in the scope and complexity of the corporate regulatory, governance, privacy and legal environment have significantly altered how organizations are doing, and are required to do, business. Organizations are re-evaluating their software requirements to invest in solutions that reduce costs and ensure operational efficiency while enabling them to address and satisfy their requirements for corporate governance, regulatory compliance, litigation readiness, legal discovery and privacy of information. AXS-One’s approach allows organizations to meet these requirements by leveraging investments in a single archiving and electronic records management software platform. This results in manageable investments, quick implementation schedules, and a more rapid return on investment. See ‘‘Item 1. Business.’’

On October 31, 2006, the Company sold certain assets and liabilities through which it operated the AXS-One Enterprise Solutions financial management and accounting applications business (‘‘Enterprise Solutions’’) to Computron Software, LLC for the sum of $12 million in cash plus future potential consideration for exceeding specified license revenue targets. For the first twelve month period, sales did not exceed the specified license revenue target. Additionally, Computron Software, LLC assumed net liabilities of approximately $6.2 million. The Company recorded a gain of $17.2 million on the sale. The assets sold primarily consist of client contracts, marketing agreements, internally developed software, accounts receivable and fixed assets of the business. The liabilities sold consist primarily of employee related liabilities, accounts payable and deferred revenue. The Company has classified the Enterprise Solutions business as a discontinued operation in its financial statements.

Our revenues are derived mainly from license fees from software license agreements entered into between AXS-One and our customers and resellers for our products and, to a lesser degree, third party products resold by AXS-One, and we derive services revenues from software maintenance agreements, training, consulting services including installation and custom programming.

We are headquartered in Rutherford, New Jersey with 118 full-time employees, as of December 31, 2007, in offices worldwide, including Australia, Singapore, South Africa, the United Kingdom, Hong Kong and the United States. Our foreign offices generated approximately 41.7% of our total revenues for the twelve months ended December 31, 2007. We expect that such revenues will continue to represent a significant percentage of our total revenues in the future. Most of our international license fees and services revenues are denominated in foreign currencies. Fluctuations in the value of foreign currencies relative to the U.S. dollar in the future could result in fluctuations in our revenue.

Until May 31, 2006, the Company had a 49% ownership in a joint venture in its South African operation, AXS-One African Solutions (Pty) Ltd (‘‘African Solutions’’). African Solutions sells and services our suite of products. The joint venture was considered to be a variable interest entity as defined in FASB Interpretation No. 46R, ‘‘Consolidation of Variable Interest Entities’’ (FIN 46R). However, the Company had determined that it was not the primary beneficiary. Accordingly, until May 31, 2006, the Company used the equity method of accounting for the joint venture whereby investments, including loans to the joint venture, were stated at cost plus or minus the Company’s equity in undistributed earnings or losses. On May 31, 2006, the Company purchased the remaining 51% of African Solutions from African Legends Technology for $161 thousand less cash acquired of $20 thousand, to make it a wholly owned subsidiary. The Company applied purchase accounting to record the transaction. The purchase price was less than the fair value of assets acquired and therefore the Company wrote-down the value of all long-term assets to zero and recorded a gain of $37 thousand. As of June 1, 2006, 100% of the results of African Solutions are included in the consolidated results of the Company in discontinued operations as it is part of the Enterprise Solutions business segment.

We encounter competition for all of our products in all markets and compete primarily based on the quality of our products, our price, our customer service and our time to implement. The timing of the release of new products is also important to our ability to generate sales. During the second half of 2003, we launched our Records Compliance Management solution for e-mail and Instant Messaging Archival and Supervision in response to new regulatory requirements for financial institutions in the United States as well as to address the need to reduce costs in the e-mail management area. During 2007, AXS-One announced further significant development on the AXS-One Compliance Platform, focusing primarily on enhancements to address the growing market for litigation readiness and risk management. Version 3.7 was announced in November 2007 and introduced new and enhanced functionality including major enhancements to AXS-One Case Manager, enabling organizations to more easily preserve and manage electronic records, in line with litigation hold orders. It also introduced improved .PST and File System Archiving functionality, enhancements to Microsoft Exchange and Lotus Notes and Domino e-mail archiving modules (including support for Microsoft Exchange 2007 and Notes/Domino 8), significant enhancement to reporting and the introduction of an online monitoring dashboard as well as simplifying product administration and minimizing training requirements, by adopting native user interfaces.

AXS-One believes that the enhancements and additional functionality made to the AXS-One Compliance Platform through 2007 continue to provide further competitive advantage, and means that the Company can offer its customers and prospective customers a broad suite of solutions that enable them to address their current enterprise needs and to scale to meet their future requirements. Additionally, the Company believes that the AXS-One Compliance Platform is increasingly attractive to partners and resellers and supports the needs of its channel strategy. This includes the company’s hosting and SaaS strategy.

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

During 2007, AXS-One continued to expand its technology and reseller partnerships around the world. This included establishing relationships with IBM and EDS as resellers of its products in a hosted environment. The Company also continued to train and support existing partners and, as a result, was able to record its first sales in Japan and developed a number of large prospects in China as well as in India, where the Company recorded its first sales in 2006.

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

Applications built on AXS-One’s set of archiving and workflow products have been deployed as electronic bill presentment and document delivery solutions (e-delivery), self-service information systems, Internet report publishing and distribution solutions, customer service solutions, Internet-enabled information reconciliation solutions, and transaction confirmation solutions. These solutions are typically implemented in a timely manner, thus providing a rapid time-to-value. The AXS-One E-Delivery Service (also known as T4), developed for the European travel industry, went live during 2005. On December 31, 2007, this business was sold for $150,000 to be paid in 2008. Fifty percent will be paid in twelve months and 50% will be paid based on the purchaser’s ability to extend certain contracts with key customers. The receivable relating to this sale is fully reserved at December 31, 2007. Revenue from this product line was $575,000 and $429,000 in 2007 and 2006 respectively.

We continue to make progress growing our customer base for our entire AXS-One Compliance Platform. This includes both extending opportunities within existing customers as well as acquiring new customers.

Results of Operations

The following tables set forth for the periods indicated, certain operating data, and data as a percentage of total revenues.

	Year Ended December 31, 2007		Year Ended December 31, 2006
(dollars in millions)	Total Consolidated	Data as a percent of revenue	Total Consolidated	Data as a percent of revenue
Revenues:
License fees	$4.1	34.2%	$2.4	23.3%
Services	7.9	65.8	7.9	76.7
Total revenues	12.0	100.0	10.3	100.0
Operating expenses:
Cost of license fees	0.5	4.2	1.2	11.7
Cost of services	5.7	47.5	8.2	79.6
Sales and marketing	8.0	66.7	9.6	93.2
Research and development	7.0	58.3	6.5	63.1
General and administrative	4.4	36.7	4.6	44.7
Restructuring and other costs	0.5	4.1	0.4	3.8
Total operating expenses	26.1	217.5	30.5	296.1
Operating loss	(14.1)	(117.5)	(20.2)	(196.1)
Other income (expense), net	(0.5)	(4.2)	0.6	5.8
Loss before income tax provision	(14.6)	(121.7)	(19.6)	(190.3)
Income tax provision	(0.3)	(2.5)	—	—
Loss from continuing operations	(14.9)	(124.2)	(19.6)	(190.3)
Discontinued operations:
Income from discontinued operations	—	—	7.9	76.7
Gain on sale of discontinued operations, net of tax	—	—	17.2	167.0
Net income (loss)	$(14.9)	(124.2)%	$5.5	53.4%

2007 Compared to 2006

Revenues

Total revenues increased 16.1% from 2006 to 2007 due to a 66.9% increase in license revenue while service revenues remained relatively flat. License revenues for 2007 included five license transactions exceeding $200,000 while 2006 included only one transaction exceeding $200,000. This reflects the increased interest of larger companies in the Records Compliance Management market. The average license transaction size increased 57% in 2007 compared to 2006.

The following table sets forth for the periods indicated each major category of our services revenues as a percent of services revenues.

	Years Ended December 31,
	2007		2006
(in thousands)	Amount	% of Total	Amount	% of Total
Maintenance	$5,409	69%	$4,735	60%
Consulting	1,907	24	2,700	34
Subscription revenue	575	7	429	6
Total services revenues	$7,891	100%	$7,864	100%

Maintenance revenue increased during 2007 compared with 2006 as a result of increased maintenance contracts from new license agreements sold in prior quarters. Consulting revenue decreased in the same period resulting from two large implementation projects during 2006 with no similar consulting projects in 2007. Subscription revenue increased resulting from larger volumes of records being processed through the Company’s hosted e-Delivery product in 2007 compared with 2006.

Operating Expenses

Cost of license fees consists primarily of amortization of capitalized software development costs and amounts paid to third parties with respect to products we resell in conjunction with the licensing of our products. The elements can vary substantially from period to period as a percentage of license fees. Costs of license fees for 2007 were $0.7 million lower than 2006 due to lower usage and lower cost of third party software as well as there being no amortization of capitalized software development costs during 2007. All capitalized software development costs have been fully amortized as of December 31, 2006. No software development costs were capitalized for the year ending December 31, 2007.

Cost of services consists primarily of personnel and third party costs for product quality assurance, training, installation, consulting and customer support. Cost of services decreased $2.5 million or 30.9% for 2007 compared to 2006. The decrease in 2007 was mainly due to headcount reductions as a result of the reduction in force implemented in the fourth quarter of 2006. The service margin was 28.0% for 2007 compared with a negative service margin of 4.5% for 2006. This margin improvement was the result of the reduction in cost in 2007.

Sales and marketing expenses consist primarily of salaries, commissions and bonuses related to sales and marketing personnel, as well as travel and promotional expenses. Sales and marketing expenses were $1.6 million or 16.6% lower for 2007 compared to 2006. The decrease for 2007 was primarily due to headcount reductions as a result of the reduction in force implemented in the fourth quarter of 2006 and lower marketing program costs.

Research and development expenses consist primarily of personnel costs, costs of equipment, facilities and third party software development costs. Research and development expenses are generally charged to operations as incurred. However, certain software development costs were previously capitalized in accordance with Statement of Financial Accounting Standards No. 86 (‘‘SFAS 86’’). Such capitalized software development costs were amortized to cost of license fees on a straight-line basis over periods not exceeding three years. There were no costs capitalized in 2007 or 2006. Research and development expenses were $0.5 million or 8.4% higher during 2007 compared to 2006. The increase was primarily due to a severance cost of approximately $0.7 million related to the departure of our Executive Vice President of Research & Development, offset slightly by headcount reductions as a result of the reduction in force implemented in the fourth quarter of 2006.

General and administrative expenses consist primarily of salaries for administrative, executive and financial personnel, and outside professional fees. General and administrative expenses were $0.2 million or 5.0% lower during 2007 compared to 2006. This reduction resulted from executive management salary reductions, headcount reductions as a result of the reduction in force implemented in the fourth quarter of 2006 and lower facility costs.

Operating Loss

Operating loss improved $6.1 million for 2007 compared to 2006 as a result of the increase in license revenue of $1.6 million and reductions in operating expenses of $4.5 million resulting from the reasons described above.

Other Income (Expense), Net

Other income (expense), net decreased $1.2 million for 2007 compared to 2006. This decrease is a result of higher interest expense, including interest expense resulting from the discount of debt from the issuance of warrants, associated with the convertible debt issued on May 29, 2007 and November 13, 2007 and lower foreign exchange transaction gains compared to 2006. As of January 1, 2007, the Company has considered its inter-company loans to its foreign subsidiaries to be permanently reinvested. As a result of this decision, all foreign currency translation adjustments are recorded through the foreign currency translation adjustment account in the stockholders’ equity section of the Company’s balance sheet and are no longer recorded on the Company’s Statement of Operations.

Loss from continuing operations

Loss from continuing operations improved $4.7 million for 2007 as compared to 2006 for the reasons described above.

Income from discontinued operations

There was no activity in discontinued operations during 2007 compared to income of $7.9 million in 2006. The Enterprise Solutions business was sold on October 31, 2006 as described in footnote 2 to the financial statements contained herein.

Gain on sale of discontinued operations

Gain on sale of discontinued operations was $17.2 million for 2006. On October 31, 2006, the Company sold certain assets and liabilities through which it operated the AXS-One Enterprise Solutions financial management and accounting applications business to Computron Software, LLC (see Note 2 to the Consolidated Financial Statement below).

Net loss

The net loss was $14.9 million, or $(0.42) per diluted share for 2007 compared to net income of $5.5 million or $0.16 per diluted share for 2006. The decrease in net income of $20.2 million was due to the gain on sale of $17.2 million in 2006 and the income from discontinued operations of $7.9 million in 2006, offset somewhat by lower net loss from continuing operations in 2007 of $4.7 million.

Liquidity and Capital Resources

At December 31, 2007, we had cash and cash equivalents of $3.4 million and a working capital deficit of $1.8 million which included $3.2 million of deferred revenue.

Liquidity and Cash Flow

Our operating activities used cash of $11.7 million for 2007 and $17.8 million for 2006. Net cash used in operating activities during 2007 was primarily the result of the net loss from continuing operations and an increase in other assets, offset slightly by decreased prepaid expenses and other current assets, increased accounts payable and accrued expenses, increased deferred revenue, non-cash interest expense, depreciation and non-cash stock compensation expense.

Our investing activities used $0.1 million and provided $11.0 million of cash for 2007 and 2006, respectively. The use of cash in 2007 was primarily for the purchase of computer equipment and leasehold improvements for the Company’s internal operations. Cash provided by continuing investing activities in 2006 was principally from proceeds from the sale of the Enterprise Solutions business offset slightly by purchases of equipment and leasehold improvements.

Cash provided by financing activities was $8.7 million and $0.2 million for 2007 and 2006, respectively. For 2007, cash was provided by the issuance of convertible debt of $8.7 million, described in more detail above, and the exercise of stock options offset slightly by debt issuance cost. For 2006, cash was provided by the exercise of stock options during the period offset slightly by debt issuance cost.

Cash used by discontinued operations was $1.0 million for 2007. For 2007, cash used related to payment of cash to Computron Software, LLC related to collection of their accounts receivable received by us and required to be returned to Computron Software, LLC. Cash provided by discontinued operations was $10.9 million for 2006. For 2006, cash was provided by net income from discontinued operations offset slightly by the change in net assets held for sale.

We have no significant capital commitments. Planned capital expenditures for 2008 are less than $0.5 million. Our aggregate minimum operating lease payments for 2008 will be approximately $1.2 million. Our aggregate minimum royalties payable for third party software used in conjunction with our software are approximately $0.3 million for 2008. We expect to fund these commitments from cash on hand and cash generated by operating activities, but it may be necessary to seek other sources of financing should we fail to generate sufficient cash.

AXS-One incurred a loss from continuing operations of $14.9 million and $19.6 million for the years ended December 31, 2007, and 2006, respectively. We have not yet been able to obtain operating profitability from continuing operations and may not be able to be profitable on a quarterly or annual basis in the future. In addition, in their report prepared in conjunction with our December 31, 2007 financial statements, our independent registered public accounting firm, Amper, Politziner & Mattia P.C., included an explanatory paragraph stating that, because the Company has incurred recurring net losses, has an accumulated deficit and has a working capital deficiency as of December 31, 2007, there is substantial doubt about our ability to continue as a going concern. Management’s initiatives over the last two years, including the restructurings in December 2007, 2006 and prior years, the executive management salary reductions for all of 2007, the sale of the Enterprise Solutions business, securing additional convertible debt financing in May 2007 and November 2007, and the revised Silicon Valley Bank financing have been designed to improve operating results and liquidity and better position AXS-One to compete under current market conditions. However, we may in the future be required to seek new sources of financing or future accommodations from our existing lender or other financial institutions, or we may seek equity infusions from private investors. Our ability to fund our operations is heavily dependent on the growth of our revenues over current levels to achieve profitable operations, particularly given the recent sale of the Enterprise Solutions business, which historically was our profitable segment. We may also be required to further reduce operating costs in order to meet our obligations if deemed necessary. If we are unable to achieve profitable operations or secure additional sources of capital, there would be substantial doubt about our ability to fund future operations. No assurance can be given that management’s initiatives will be successful or that any such additional sources of financing, lender accommodations or equity infusions will be available. (See Item 1A ‘‘Risk Factors.’’)

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

On November 11, 2006 the Company and the Bank entered into a Third Loan Modification Agreement. The Third Loan Modification Agreement served (a) to amend the Second Loan Modification Agreement by increasing the amount the Company may borrow on a revolving basis from (i) up to the lesser of (A) $2 million or (B) 70.0% of the Eligible Accounts to (ii) up to the lesser of (A) $4 million or (B) 70.0% of the Eligible Accounts, and (b) as an agreement by the Bank to extend the forbearance from exercising its rights and remedies with respect to the default of the Company through December 10, 2006 for failure to comply with certain financial covenants under the Amended Agreement at September 30, 2006.

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

For the months ended August 31, 2007 and September 30, 2007, the Company’s liquidity ratio was below 1.30:1.00. This increased the interest rate to prime rate plus three quarters of one percent (0.75%) in addition to a monthly collateral handling fee of one quarter of one percent (0.25%) of the average monthly financed receivable balance. For the months ended August 31, 2007 and September 30, 2007, the Company had no borrowings and therefore paid no more than the minimum required interest of 10% of the net facility usage. For the quarter ended September 30, 2007, the Company was not in compliance with the requirement for quarterly net loss covenant. On November 13, 2007, subject to receipt of at least $3.5 million in convertible notes financing which took place on November 16, 2007, the Bank waived such violation. The bank adjusted the net loss covenant to become a monthly net loss covenant not to exceed a rolling three month net loss, included a minimum license revenue amount for the fourth quarter of 2007 and increased the interest rate. The interest rate is now prime rate plus one and one-quarter of one percent (1.25%) in addition to a monthly collateral handling fee of one quarter of one percent (0.25%) of the average monthly financed receivable balance. If the Company’s liquidity ratio (as described in the Second Amended Agreement) is above 1.30:1.00, the interest rate decreases to prime rate plus three-quarters of one percent (0.75%). As of December 31, 2007 and March 8, 2008, the Company had no outstanding borrowings with the Bank. The Company was in compliance with all covenants at December 31, 2007.

On March 18, 2008, the Company and the bank agreed to extend the term of the line of credit agreement through March 31, 2009 under essentially the same terms. The covenants remain a monthly net loss covenant not to exceed a rolling three month net loss and a quarterly minimum license revenue amount for the each quarter of 2008.

The Company was not in compliance with its quarterly license revenue covenant as of March 31, 2008. The Company and the bank are in discussions with respect to a waiver of the covenant violation or revisions to the financial covenants. No assurances can be given that the bank will provide a waiver on acceptable terms or that the Company and the bank will agree on revised financial covenants.

Secured Convertible Note Financings

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

On November 13, 2007, the Company entered into a Convertible Note and Warrant Purchase Agreement pursuant to which it sold and issued on November 16, 2007 an aggregate of $3.75 million of Series C 6% Secured Convertible Promissory Notes due May 29, 2009 together with warrants to purchase an aggregate of 3,750,000 shares of common stock of AXS-One at an exercise price of $.01 per share that are exercisable at any time during the seven year period following the closing. Net cash proceeds to AXS-One after transaction expenses were approximately $3.65 million. The Series C notes and warrants were sold in a private placement under Rule 506 promulgated under the Securities Act of 1933, as amended, to accredited investors.

The Series C notes will mature on May 29, 2009, will be convertible into AXS-One common stock at a fixed conversion rate of $1.00 per share, bear interest of 6% per annum and are secured by substantially all the assets of AXS-One. The security interest of the Series C noteholders has been subordinated to the security interest of Silicon Valley Bank, AXS-One’s current senior lender and rank pari passu with the Series A and Series B convertible notes issued on May 29, 2007. The Series C notes are convertible at the option of the noteholder at any time prior to maturity.

Critical Accounting Policies

Our critical accounting policy is revenue recognition.

Revenue Recognition

We recognize revenue in accordance with Statement of Position 97-2, ‘‘Software Revenue Recognition’’ (‘‘SOP 97-2’’), and Statement of Position 98-9, ‘‘Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions.’’ Revenue from non-cancelable software licenses is recognized when the license agreement has been signed, delivery has occurred, the fee is fixed or determinable and collectibility is probable. We recognize license revenue from resellers when an end user has placed an order with the reseller and the above revenue recognition criteria have been met with respect to the reseller. In multiple element arrangements, we defer the vendor-specific objective evidence (‘‘VSOE’’) of fair value related to the undelivered elements and recognize revenue on the delivered elements using the residual method. If VSOE of fair value does not exist for any undelivered element, the entire arrangement consideration is deferred until VSOE of fair value is determined for that undelivered element or the element is delivered. The most commonly deferred elements are initial maintenance and consulting services. Initial maintenance is recognized on a straight-line basis over the initial maintenance term. The VSOE of fair value for maintenance is determined by using a consistent percentage of maintenance fee to license fee based on renewal rates. Maintenance fees in subsequent years are recognized on a straight-line basis over the life of the applicable agreement. Maintenance contracts entitle the customer to hot-line support and all unspecified product upgrades released during the term of the maintenance contract. Upgrades include any and all unspecified patches or releases related to a licensed software product. Maintenance does not include implementation services to install these upgrades. The VSOE of fair value for services is determined by using an average consulting rate per hour for consulting services sold separately multiplied by the estimate of hours required to complete the consulting engagement.

Delivery of software generally occurs when the product (on CDs) is delivered to a common carrier. Occasionally, delivery occurs through electronic means where the software is made available through our secure File Transfer Protocol (FTP) site. We generally do not offer any customers or resellers a right of return.

For software license, services and maintenance revenue, we assess whether the fee is fixed and determinable and whether or not collection is probable based on the payment terms associated with the transaction and the credit-worthiness of the customer. If a significant portion of a fee is due after our normal payment terms, which are 30 to 90 days from invoice date, the fee is considered not fixed and determinable. In these cases, we recognize revenue as the fees become due and collectibility is probable.

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

Recently Issued Accounting Standards

In September 2006, the FASB issued Statement No. 157, ‘‘Fair Value Measurements’’ (‘‘FAS 157’’), which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles (‘‘GAAP’’). As a result of FAS 157, there is now a common definition of fair value to be used throughout GAAP, which is expected to make the measurement of fair value more consistent and comparable. FAS 157 is effective for the first fiscal year beginning after November 15, 2007, which is the Company’s fiscal year beginning January 1, 2008. We are currently evaluating the effect, if any, of adoption on our consolidated financial statements but it is not expected to be significant.

In February 2007, the FASB issued SFAS No. 159, ‘‘The Fair Value Option for Financial Assets and Financial Liabilities’’ (‘‘FAS 159’’). FAS 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. FAS 159 requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. FAS 159 is effective for us beginning in the first quarter of fiscal year 2008, although earlier adoption is permitted. We are currently evaluating the impact of adopting FAS 159 on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), ‘‘Business Combinations’’ (‘‘FAS 141R’’), which replaces FASB Statement No. 141. FAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non controlling interest in the acquiree, and the goodwill acquired. FAS 141R also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. FAS 141R is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008, which will be our fiscal year beginning January 1, 2009. We are currently evaluating the potential impact, if any, of the adoption of FAS 141R on our consolidated financial position, results of operations and cash flows.

In December 2007, the FASB issued SFAS No. 160, ‘‘Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51’’ (‘‘FAS 160’’), which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. FAS 160 is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008, which will be our fiscal year beginning January 1, 2009. We are currently evaluating the potential impact, if any, of the adoption of FAS 160 on our consolidated financial position, results of operations and cash flows.

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

Item 9A(T)    Controls and Procedures

Evaluation of disclosure controls and procedures

Our chief executive officer and our chief financial officer, after evaluating the effectiveness of our ‘‘disclosure controls and procedures’’ (as defined in the Securities Exchange Act of 1934 Rule 13a-15(e)) as of December 31, 2007 (the ‘‘Evaluation Date’’), have concluded that as of the Evaluation Date, our disclosure controls and procedures were effective and designed to ensure that material information relating to us and our consolidated subsidiaries would be collected and made known to them by others within those entities as appropriate to allow timely decisions regarding required disclosure of such information.

Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is a process designed by, or under the supervision of, the Chief Executive Officer and Chief Financial Officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Our evaluation of internal control over financial reporting includes using the COSO framework, an integrated framework for the evaluation of internal controls issued by the Committee of Sponsoring Organizations of the Treadway Commission, to identify the risks and control objectives related to the evaluation of our control environment.

Based on our evaluation under the frameworks described above, our management has concluded that our internal control over financial reporting was effective as of December 31, 2007.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report on this annual report.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The Company incorporates herein by reference the information required by Items 401, 405, 406, 407(c)(3), (d)(4) and (d)(5) of Regulation S-K to be set forth in its Notice of Annual Stockholders’ Meeting and Proxy Statement to be filed within 120 days after the end of the Company’s fiscal year (the ‘‘2008 Proxy Statement’’).

Item 11.	Executive Compensation

The Company incorporates herein by reference the information required by Items 402 and 407(e)(4) and (e)(5) of Regulation S-K to be set forth in the 2008 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The Company incorporates herein by reference the information required by Items 201(d) and 403 of Regulation S-K to be set forth in the 2008 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions and Director Independence

The Company incorporates herein by reference the information required by Items 404 and 407(a) of Regulation S-K to be set forth in the 2008 Proxy Statement.

Item 14.	Principal Accountant Fees and Services

The Company incorporates herein by reference the information required by Item 9(e) of Schedule 14A to be set forth in the 2008 Proxy Statement.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a) (1)    Consolidated Financial Statements:

(a) (3)    Exhibits:

3.1(a)	Fourth Amended and Restated Certificate of Incorporation
3.2(ff)	Certificate of Amendment to Certificate of Incorporation
3.3(a)	Amended and Restated Bylaws of the Company
4.1(dd)	Form of Common Stock Certificate
4.2	See Exhibits 3.1 and 3.2 for provisions of the Certificate of Incorporation and Bylaws of the Company defining rights of holders of Common Stock of the Company
10.1(a)	Employment Agreement between the Company and Elias Typaldos, as amended
10.2(c)	1995 Stock Option Plan, as amended
10.3(b)	Securities Purchase Agreement
10.4(c)	Amendment to Securities Purchase Agreement
10.5(d)	1998 Stock Option Plan, as amended
10.6(e)	Stock Purchase Agreement, dated as of September 1, 2001, between the Company and Porterfield Ltd. relating to the sale of all shares of AXS-One Sp. z.o.o.
10.7(f)	Investor Relations Services Agreement between the Company and Hayden Communications, Inc.
10.8(g)	Loan and Security Agreement with Silicon Valley Bank dated August 11, 2004
10.9(h)	Employment Agreement between the Company and William P. Lyons
10.10(i)	Employment Agreement between the Company and Joseph P. Dwyer
10.11(i)	First Loan Modification to the Loan & Security Agreement dated January 27, 2005
10.12(j)	Unit subscription agreement dated April 1, 2004, Class A Warrants, Class B Warrants, and Investor Rights Agreements dated April 5, 2004
10.13(k)	2005 Stock Incentive Plan, as amended
10.14(l)	Unit subscription agreement dated June 17, 2005, Class C Warrants, Class D Warrants, and Investor Rights Agreements dated June 17, 2005
10.15(m)	Amended and Restated Loan and Security Agreement dated September 13, 2005

10.16(n)	Agreement and General Release between the Company and Gennaro Vendome dated October 13, 2005
10.17(o)	Form of Resale Restriction Agreement for accelerated Stock Options dated October 26, 2005
10.18(p)	Agreement and General Release between the Company and Matthew Suffoletto dated February 9, 2006
10.19(q)	First Loan Modification Agreement with Silicon Valley Bank dated March 14, 2006
10.20(r)	Form of Restricted Stock Agreement for grants pursuant to 1998 Stock Option Plan
10.21(r)	Form of Restricted Stock Agreement for grants pursuant to 2005 Stock Incentive Plan
10.22(s)	Asset Purchase Agreement between the Company and Computron Software, LLC dated October 31, 2006
10.23(t)	Second Loan Modification Agreement with Silicon Valley Bank dated October 31, 2006
10.24(t)	Intellectual Property Security Agreement in favor of Silicon Valley Bank dated October 31, 2006
10.25(u)	Third Loan Modification Agreement with Silicon Valley Bank dated November 11, 2006
10.26(v)	Letter Agreement with William P. Lyons dated December 14, 2006
10.27(v)	Letter Agreement with Joseph Dwyer dated December 14, 2006
10.28(v)	Letter Agreement with Elias Typaldos dated December 14, 2006
10.29(v)	Form of Restricted Stock Agreement for grants pursuant to 1998 Stock Option Plan dated December 14, 2006
10.30(w)	Employment Agreement with Joseph Dwyer dated February 15, 2007
10.31(w)	Employment Agreement with Elias Typaldos dated February 15, 2007
10.32(x)	Fourth Loan Modification Agreement with Silicon Valley Bank dated March 6, 2007
10.33(y)	Forbearance Agreement between the Company and Silicon Valley Bank dated as of May 15, 2007
10.34(z)	Convertible Note and Warrant Purchase Agreement dated May 29, 2007
10.35(z)	Investor Rights Agreement dated May 29, 2007
10.36(z)	Form of Series A 6% Secured Promissory Note dated May 29, 2007
10.37(z)	Form of Series B 6% Secured Promissory Note dated May 29, 2007
10.38(z)	Form of Common Stock Warrant
10.39(z)	Security Agreement between BlueLine Capital Partners, LP, as Agent, and the Company dated May 29, 2007
10.40(z)	Subordination Agreement between BlueLine Capital Partners, LP, as Agent, and Silicon Valley Bank dated May 29, 2007
10.41(aa)	Second Amended and Restated Loan and Security Agreement between the Company and Silicon Valley Bank dated July 18, 2007
10.42(bb)	Agreement and General Release between the Company and Elias Typaldos dated August 13, 2007
10.43(cc)	Letter Agreement between the Company and Philip L. Rugani dated September 4, 2007
10.44(ee)	First Loan Modification Agreement with Silicon Valley Bank dated November 12, 2007
10.45(ee)	Convertible Note and Warrant Purchase Agreement dated November 13, 2007

10.46(ee)	Investor Rights Agreement dated November 16, 2007
10.47(ee)	Form of Amendment to Series A 6% Secured Convertible Promissory Note dated November 16, 2007
10.48(ee)	Form of Amendment to Series B 6% Secured Convertible Promissory Note dated November 16, 2007
10.49(ee)	Form of Series C 6% Secured Promissory Note dated November 16, 2007
10.50(ee)	Form of Common Stock Purchase Warrant
10.51(ee)	Security Agreement Amendment dated November 16, 2007
10.52(ee)	Amended and Restated Subordination Agreement dated November 16, 2007
10.53(gg)	Letter Agreement between the Company and William P. Lyons dated December 11, 2007
10.54(gg)	Restricted Stock Agreement between the Company and William P. Lyons dated December 11, 2007
10.55(hh)	Second Loan Modification Agreement with Silicon Valley Bank dated March 18, 2008
21.1**	List of Subsidiaries
23.1**	Consent of Amper, Politziner and Mattia P.C.
31.1**	Rule 13a-14(a)/15d-14(a) certifications – William P. Lyons
31.2**	Rule 13a-14(a)/15d-14(a) certifications – Joseph Dwyer
32**	Officer Certifications under 18 USC 1350

(a)	Incorporated by reference to the Exhibits filed with the Company’s Registration Statement on Form S-l, File No. 33-93990.
(b)	Incorporated by reference to the Exhibits filed with the Company’s Form 8-K filed on January 8, 1998
(c)	Incorporated by reference to the Exhibits filed with the Company’s 1997 Form 10-K
(d)	Incorporated by reference to the Exhibits filed with the Company’s Proxy Statement filed on April 13, 2007
(e)	Incorporated by reference to the Exhibits filed with the Company’s Form 8-K filed on October 5, 2001
(f)	Incorporated by reference to the Exhibits filed with the Company’s 2002 Form 10-K
(g)	Incorporated by reference to the Exhibits filed with the Company’s June 30, 2004 10-Q
(h)	Incorporated by reference to the Exhibits filed with the Company’s Form 8-K filed on April 30, 2004
(i)	Incorporated by reference to the Exhibits filed with the Company’s 2004 Form 10-K
(j)	Incorporated by reference to the Exhibits filed with the Company’s Form 8-K filed on April 8, 2004
(k)	Incorporated by reference to the Exhibits filed with the Company’s Proxy Statement filed on April 12, 2006
(l)	Incorporated by reference to the Exhibits filed with the Company’s Form 8-K filed on June 23, 2005
(m)	Incorporated by reference to the Exhibits filed with the Company’s Form 8-K filed on September 19, 2005
(n)	Incorporated by reference to the Exhibits filed with the Company’s Form 8-K filed on October 24, 2005
(o)	Incorporated by reference to the Exhibits filed with the Company’s Form 8-K filed on November 1, 2005
(p)	Incorporated by reference to the Exhibits filed with the Company’s Form 8-K filed on February 9, 2006
(q)	Incorporated by reference to the Exhibits filed with the Company’s 2005 Form 10-K

(r)	Incorporated by reference to the Exhibits filed with the Company’s March 30, 2006 10-Q
(s)	Incorporated by reference to the Exhibits filed with the Company’s Form 8-K filed on November 2, 2006
(t)	Incorporated by reference to the Exhibits filed with the Company’s Form 8-K filed on November 11, 2006
(u)	Incorporated by reference to the Exhibits filed with the Company’s Form 8-K filed on November 16, 2006
(v)	Incorporated by reference to the Exhibits filed with the Company’s Form 8-K filed on December 18, 2006
(w)	Incorporated by reference to the Exhibits filed with the Company’s Form 8-K filed on February 16, 2007
(x)	Incorporated by reference to the Exhibits filed with the Company’s Form 8-K filed on March 7, 2007
(y)	Incorporated by reference to the Exhibits filed with the Company’s Form 10-Q filed on May 15, 2007
(z)	Incorporated by reference to the Exhibits filed with the Company’s Form 8-K filed on June 1, 2007
(aa)	Incorporated by reference to the Exhibits filed with the Company’s Form 8-K filed on July 23, 2007
(bb)	Incorporated by reference to the Exhibits filed with the Company’s Form 10-Q filed on August 14, 2007
(cc)	Incorporated by reference to the Exhibits filed with the Company’s Form 8-K filed on September 10, 2007
(dd)	Incorporated by reference to the Exhibits filed with the Company’s Form 8-A12G filed on November 5, 2007
(ee)	Incorporated by reference to the Exhibits filed with the Company’s Form 8-K filed on November 16, 2007
(ff)	Incorporated by reference to the Exhibits filed with the Company’s Form 8-K filed on November 30, 2007
(gg)	Incorporated by reference to the Exhibits filed with the Company’s Form 8-K filed on December 17, 2007
(hh)	Incorporated by reference to the Exhibits filed with the Company’s Form 8-K filed on March 24, 2008
**	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AXS-ONE INC.
By:	/s/ William P. Lyons
William P. Lyons, Chairman of the Board and Chief Executive Officer

Date: April 11, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on April 11, 2008.

Signature	Title(s)

/s/ William P. Lyons	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

(William P. Lyons)

/s/ Joseph P. Dwyer	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

(Joseph P. Dwyer)

/s/ Timothy Bacci	Director

(Timothy Bacci)

/s/ Anthony Bloom	Director

(Anthony Bloom)

/s/ Daniel H. Burch	Director

(Daniel H. Burch)

/s/ Harold Copperman	Director

(Harold Copperman)

/s/ Robert Migliorino	Director

(Robert Migliorino)

/s/ Gennaro Vendome	Director

(Gennaro Vendome)

/s/ Allan Weingarten	Director

(Allan Weingarten)

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
AXS-One Inc

We have audited the accompanying consolidated balance sheet of AXS-One Inc. and Subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity (deficit) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AXS-One Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

In connection with our audits of the consolidated financial statements referred to above, we audited the consolidated Schedule II-Valuation and Qualifying Accounts. In our opinion, the consolidated financial schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information stated therein.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered losses from operations and incurred a working capital deficiency. These facts, among others, raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of the uncertainty.

As discussed in Note 7 to the consolidated financial statements, effective January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109.

/s/ Amper, Politziner, & Mattia, P.C.

April 11, 2008
Edison, New Jersey

AXS-ONE INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	December 31, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$3,362	$7,492
Restricted cash	7	7
Accounts receivable, net of allowance for doubtful accounts of $116 and $83 at December 31, 2007 and December 31, 2006, respectively	2,208	2,258
Prepaid expenses and other current assets	831	1,255
Total current assets	6,408	11,012
Equipment and leasehold improvements, at cost:
Computer and office equipment	2,039	2,590
Furniture and fixtures	599	630
Leasehold improvements	672	706
	3,310	3,926
Less – accumulated depreciation and amortization	3,057	3,507
	253	419
Other assets	283	102
	$6,944	$11,533
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,138	$962
Accrued expenses	3,796	3,541
Deferred revenue	3,233	2,594
Liabilities of discontinued operations	—	981
Total current liabilities	8,167	8,078
Long-term liabilities:
Long-term convertible debt, net of discount of $1,918 (principally to related parties)	7,037	—
Long-term deferred revenue	120	44
Other long-term liabilites	212	—
Total long-term liabilities	7,369	44
Commitments and contingencies
Stockholders’ equity (deficit):
Preferred stock, $.01 par value, authorized 5,000 shares, no shares issued and outstanding	—	—
Common stock, $.01 par value, authorized 125,000 and 50,000 shares; 39,686 and 35,637 shares issued and outstanding at December 31, 2007 and December 31, 2006, respectively	397	357
Additional paid-in capital	91,311	88,365
Accumulated deficit	(100,108)	(85,162)
Accumulated other comprehensive loss	(192)	(149)
Total stockholders’ equity (deficit)	(8,592)	3,411
	$6,944	$11,533

The accompanying notes are an integral part of these consolidated financial statements.

AXS-ONE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Years Ended December 31,
	2007	2006
Revenues:
License fees	$4,058	$2,432
Services	7,891	7,864
Total revenues	11,949	10,296
Operating expenses:
Cost of license fees	489	1,181
Cost of services	5,680	8,219
Sales and marketing	8,021	9,623
Research and development	6,996	6,454
General and administrative	4,416	4,649
Restructuring and other costs	468	432
Total operating expenses	26,070	30,558
Operating loss	(14,121)	(20,262)
Other income (expense):
Interest income	191	229
Interest expense	(660)	(149)
Other income (expense), net	(69)	567
Other income (expense), net	(538)	647
Loss before income taxes	(14,659)	(19,615)
Income tax benefit (expense)	(287)	—
Loss from continuing operations	(14,946)	(19,615)
Income from discontinued operations:
Income from discontinued operations net of tax provision of $ – for all periods	—	7,875
Gain on sale of discontinued operations net of tax provision of $200 for 2006	—	17,241
Income from discontinued operation	—	25,116
Net income (loss)	$(14,946)	$5,501
Basic and diluted net income (loss) per share data:
(Loss) from continuing operations	$(0.42)	$(0.57)
Income from discontinued operations	—	0.73
Net income (loss)	$(0.42)	$0.16
Weighted average basic & diluted common shares outstanding	35,318	34,405

The accompanying notes are an integral part of these consolidated financial statements.

AXS-ONE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Years Ended December 31,
	2007	2006
Net income (loss)	$(14,946)	$5,501
Foreign currency translation adjustment	(43)	(646)
Comprehensive income (loss)	$(14,989)	$4,855

The accompanying notes are an integral part of these consolidated financial statements.

AXS-ONE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands)

	Common Stock		Additional Paid-in Capital	Accumulated (Deficit)	Unearned Stock Compensation	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity (Deficit)
	Shares	Amount
Balance – December 31, 2005	34,316	$343	$87,884	$(90,663)	$(177)	$497	$(2,116)
Net income	—	—	—	5,501	—	—	5,501
Foreign currency translation adjustment	—	—	—	—	—	(646)	(646)
Elimination of deferred compensation due to the adoption of SFAS 123R	—	—	(177)	—	177	—	—
Stock based compensation expense	1,026	11	418	—	—	—	429
Exercise of stock options	295	3	240	—	—	—	243
Balance – December 31, 2006	35,637	357	88,365	(85,162)	—	(149)	3,411
Net loss	—	—	—	(14,946)	—	—	(14,946)
Foreign currency translation adjustment	—	—	—	—	—	(43)	(43)
Stock based compensation expense	1,385	14	503	—	—	—	517
Warrants issued related to convertible debt	—	—	2,285	—	—	—	2,285
Exercise of stock options and warrants	2,664	26	158	—	—	—	184
Balance – December 31, 2007	39,686	$397	$91,311	$(100,108)	$—	$(192)	$(8,592)

The accompanying notes are an integral part of these consolidated financial statements.

AXS-ONE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$(14,946)	$5,501
Less income from discontinued operations	—	25,116
Net loss from continuing operations	(14,946)	(19,615)
Adjustments to reconcile net loss to net cash flows used in continuing operating activities:
Depreciation and amortization	215	569
Provision for doubtful accounts	37	6
Stock based compensation expense	517	429
Loss on sale of fixed assets	104	—
Non-cash interest expense	572	—
Changes in assets and liabilities:
Accounts receivable	96	892
Prepaid expenses and other current assets	597	(644)
Change in other assets	(175)	9
Accounts payable and accrued expenses	569	1,665
Deferred revenue	679	(1,082)
Net cash flows used in continuing operating activities	(11,735)	(17,771)
Cash flows from continuing investing activities:
Restricted cash	—	51
Proceeds from sale of fixed assets	25	—
Proceeds from sale of Enterprise Solutions Business, net	—	11,286
Purchase of equipment and leasehold improvements	(161)	(300)
Net cash flows provided by (used in) continuing investing activities	(136)	11,037
Cash flows from continuing financing activities:
Proceeds from exercise of stock options and warrants	184	243
Payment of debt issuance costs	(193)	(31)
Borrowing on revolving line-of-credit	1,000	4,833
Repayment of revolving line-of-credit	(1,000)	(4,833)
Insuance of convertible debt	8,750	—
Net cash flows provided by continuing financing activities	8,741	212
Cash flows from discontinued operations:
Net cash provided by (used in) operating activities	(999)	11,062
Net cash used in investing activities	—	(187)
Net cash flows provided by (used in) discontinued operations	(999)	10,875
Foreign currency exchange rate effects on cash and cash equivalents	(1)	(474)
Net increase (decrease) in cash and cash equivalents	(4,130)	3,879
Cash and cash equivalents, beginning of year	7,492	3,613
Cash and cash equivalents, end of year	$3,362	$7,492
Supplemental disclosures of cash flow information:
Cash paid during the year for –
Interest	$84	$112
Income taxes	121	123

The accompanying notes are an integral part of these consolidated financial statements.

AXS-ONE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

(1)    Operations, Business Conditions, Liquidity and Significant Accounting Policies

The Company was incorporated under the laws of the State of Delaware in September 1978. The name of the Company was changed to AXS-One Inc. in November 2000. AXS-One Inc. designs, markets and supports records compliance management software solutions that include digital archiving, business process management, integrated records disposition and discovery for electronic records including e-mail, instant messaging, images, SAP and other corporate records, and until October 31, 2006, financial management applications for Global 2000 organizations. The Company also offers consulting, implementation, training, technical support and maintenance services in support of its customers’ use of its software products.

On October 31, 2006, the Company sold certain assets and liabilities through which it operated the AXS-One Enterprise Solutions financial management and accounting applications business (‘‘Enterprise Solutions’’) to Computron Software, LLC for the sum of $12 million in cash plus future potential consideration for exceeding specified license revenue targets. For the first twelve month period, sales did not exceed the specified license revenue target. Additionally, Computron Software, LLC assumed net liabilities of approximately $6.2 million. The Company recorded a gain of $17.2 million on the sale. The assets sold primarily consisted of client contracts, marketing agreements, internally developed software, accounts receivable and fixed assets of the business. The liabilities sold consisted primarily of employee related liabilities, accounts payable and deferred revenue. The Company has classified the Enterprise Solutions business as a discontinued operation in these financial statements. Previously, the Company had two reporting segments, Records Compliance Management and Enterprise Solutions. As a result of the sale of the Enterprise Solutions, Records Compliance Management is the Company’s only reporting segment.

The financial statements of the Company have been prepared on a ‘‘going concern’’ basis, which assumes the realization of assets and the liquidation of liabilities in the ordinary course of business. However, such realization of assets and liquidation of liabilities are subject to a significant number of uncertainties. There are a number of factors that have negatively impacted the Company’s liquidity, and may impact the Company’s ability to function as a going concern. We incurred a loss from continuing operations of $14.9 million and $19.6 million for the years ended December 31, 2007 and 2006 respectively. The Company has not yet been able to obtain operating profitability from continuing operations and may not be able to be profitable on a quarterly or annual basis in the future. Additionally, the Company had a cash balance of $3.4 million at December 31, 2007 and has a $2.5 million bank credit facility for which borrowing availability is limited to eligible accounts receivable. The Company was not in compliance with its quarterly license revenue covenant as of March 31, 2008. The Company and the bank are in discussions with respect to a waiver of the covenant violation or revisions to the financial covenants. The Company had a working capital deficiency of $1.8 million as of December 31, 2007. These factors raise substantial doubt about the Company’s ability to continue as a going concern without a significant increase in revenue or decrease in operating expenses. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company has taken a number of actions during 2007 and 2006 to reduce operating expenses, streamline operations and raise operating capital. The Company’s 2008 operating plan reflects efficiencies which the Company believes can be realized, to increase license and services revenue. Short and long-term liquidity require either significant improvement in operating results and/or the obtaining of additional capital. There can be no assurance that the Company’s plans to achieve adequate liquidity will be successful.

(a) Principles of Consolidation

The consolidated financial statements include the accounts of AXS-One Inc. and its wholly owned subsidiaries located in Australia, Singapore, South Africa and the United Kingdom (collectively, the ‘‘Company’’). All intercompany transactions and balances have been eliminated.

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

(b) Revenue Recognition

The Company recognizes revenue in accordance with Statement of Position 97-2, ‘‘Software Revenue Recognition’’ (‘‘SOP 97-2’’), and Statement of Position 98-9, ‘‘Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions.’’ Revenue from non-cancelable software licenses is recognized when the license agreement has been signed, delivery has occurred, the fee is fixed or determinable and collectibility is probable. The Company recognizes license revenue from resellers when an end user has placed an order with the reseller and the above revenue recognition criteria have been met with respect to the reseller. In multiple element arrangements, the Company defers the vendor-specific objective evidence (‘‘VSOE’’) of fair value related to the undelivered elements and recognizes revenue on the delivered elements using the residual method. If VSOE of fair value does not exist for any undelivered element, the entire arrangement consideration is deferred until VSOE of fair value is determined for that undelivered element or the element is delivered. The most commonly deferred elements are initial maintenance and consulting services. Initial maintenance is recognized on a straight-line basis over the initial maintenance term. The VSOE of fair value for maintenance is determined by using a consistent percentage of maintenance fee to license fee based on renewal rates. Maintenance fees in subsequent years are recognized on a straight-line basis over the life of the applicable agreement. Maintenance contracts entitle the customer to hot-line support and all unspecified product upgrades released during the term of the maintenance contract. Upgrades include any and all unspecified patches or releases related to a licensed software product. Maintenance does not include implementation services to install these upgrades. The VSOE of fair value for services is determined by using an average consulting rate per hour for consulting services sold separately multiplied by the estimate of hours required to complete the consulting engagement.

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

(e) Cash and Cash Equivalents and Restricted Cash

Cash equivalents are stated at cost, which approximates market value, and consist of short-term, highly liquid investments with original maturities of less than three months. Restricted cash at December 31, 2007 and 2006 represents amounts on deposit for payments of lease obligations by the South African subsidiary.

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

During 2007 and 2006 the Company did not capitalize any software development cost for continuing operations.

(i) Impairment or Disposal of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards (‘‘SFAS’’) No. 144, ‘‘Accounting for the Impairment or Disposal of Long-Lived Assets,’’ the Company monitors events or changes in circumstances that may indicate carrying amounts of its long-lived assets may not be recoverable. When such events or changes in circumstances are present, the Company assesses the recoverability of its assets by determining whether the carrying amount of its assets will be recovered through undiscounted, expected future cash flows. Should the Company determine that the carrying values of specific long-lived assets are not recoverable, the Company would record a charge to operations to reduce the carrying value of such assets to their fair values. The Company considers various valuation factors, principally discounted cash flows, to assess the fair values of long-lived assets. No impairment charges were recognized in 2007 or 2006.

(j) Income Taxes

Income taxes are accounted for under the asset and liability method. The asset and liability method requires that deferred tax assets be reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of such assets will not be realized. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities, and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date. The company adopted FIN 48 ‘‘Accounting for Uncertainty in Income Taxes’’ that was an interpretation of SFAS 109 Accounting for Income Taxes. FIN48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements by prescribing a minimum probability threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods as well as disclosure and transition.

(k) Concentration of Credit Risk

SFAS No. 105, ‘‘Disclosure of Information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentration of Credit Risk,’’ requires disclosure of any significant off-balance sheet and credit risk concentrations. The Company has no off-balance sheet concentration of credit risk such as foreign exchange contracts, option contracts or other foreign hedging arrangements. The Company maintains the majority of cash balances in the United States with Silicon Valley Bank and its accounts receivable credit risk is not concentrated within any geographic area. The Company’s revenues are concentrated in the computer software industry, which is highly competitive and rapidly changing. Significant technological changes in the industry or customer requirements, or the emergence of competitive products with new capabilities or technologies, could adversely affect operating results.

AXS-ONE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS   (continued)
(In thousands, except per share data)

As of December 31, 2007, two customers represented 39.2% of total gross receivables (27.0% and 12.2% individually). As of December 31, 2006, three customers represented 44.6% of total gross receivables (17.6%, 15.8% and 11.2% individually). For the year ended December 31, 2007, two customers, represented 12.3% and 11.6%, individually of total revenues. For the year ended December 31, 2006, two customers, represented 13.6% and 13.3%, individually of total revenues. For the year ended December 31, 2007, three customers represented 22.9%, 20.5% and 15.2% of license revenue. For the year ended December 31, 2006, two customers represented 31.5% and 14.3% of license revenue. For the year ended December 31, 2007, one customer represented 10.7% of service revenue. For the year ended December 31, 2006, one customer represented 13.0% of service revenue.

(l) Foreign Currency Translation

The functional currency for foreign subsidiaries is the local currency. The results of operations for these foreign subsidiaries are translated from local currencies into U.S. dollars using the average exchange rates during each period. Assets and liabilities are translated using exchange rates at the end of the period with translation adjustments accumulated in stockholders’ earnings (deficit). Intercompany loans are denominated in U.S. currency. Foreign currency transaction gains and losses, related to short-term intercompany loans, are recorded in the consolidated statements of operations as incurred. As of January 1, 2007, all intercompany loans are considered of a long-term nature and therefore are accounted for in accordance with SFAS 52, ‘‘Foreign Currency Translation,’’ whereby foreign currency transaction gains and losses are recorded in cumulative foreign currency translation adjustment, a component of stockholders’ equity. During 2006, intercompany loans to only one foreign subsidiary were considered long-term in nature.

(m) Stock-Based Compensation

On January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123R (revised 2004), ‘‘Share-Based Payment’’ (‘‘SFAS 123R’’) which requires that the costs resulting from all share-based payment transactions be recognized in the financial statements at their fair values. The Company adopted SFAS 123R using the modified prospective application method under which the provisions of SFAS 123R apply to new awards granted after the adoption date and to awards modified, repurchased, or canceled after the adoption date. Additionally, compensation cost for the portion of the awards for which the requisite service has not been rendered that are outstanding as of the adoption date is recognized in the Consolidated Statement of Operations over the remaining service period after the adoption date based on the award’s original estimate of fair value. In connection with the adoption of SFAS 123R, the unearned stock compensation at December 31, 2005 of $177 relating to previous grants of non-vested restricted stock was offset against additional paid-in capital during the first quarter of fiscal 2006. Results for prior periods have not been restated. Total share-based compensation expense recorded in the Consolidated Statements of Operations for 2007 and 2006 are $517 and $429, respectively.

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

The table below presents the assumptions used to calculate the fair value of options granted during 2007 and 2006. No stock options were granted during 2007.

	Years Ended December 31,
	2007	2006
Risk-free interest rates	n/a	4.65%
Expected dividend yield	—	—
Expected lives	n/a	5 years
Expected volatility	n/a	92.0%
Forfeiture rate	n/a	14.4%
Weighted-average grant date fair value of options granted during the period	n/a	$1.37

(n) Basic and Diluted Net Income (Loss) per Common Share

Basic and diluted net income (loss) per common share is presented in accordance with SFAS No. 128, ‘‘Earnings per Share’’ (‘‘SFAS No. 128’’). Basic net income (loss) per common share is based on the weighted-average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed using the weighted average number of common and dilutive potential common shares outstanding during the period. Potential common shares consist of stock options, non-vested stock and warrants. Diluted net loss per common share was the same as basic net loss per common share for the years ended December 31, 2007 and 2006 since the effect of stock options, non-vested stock and warrants was anti-dilutive for all years. As of December 31, 2007 and 2006, there were outstanding options to purchase 3,823 and 5,528 of shares of common stock and outstanding warrants to purchase 4,307 and 1,423 shares of common stock. As of December 31, 2007 and 2006, there were 1,996 and 1,076 shares of non-vested stock outstanding.

The following represents the calculations of the basic and diluted net income (loss) per common share for the years ended December 31, 2007 and 2006.

	Years Ended December 31,
	2007	2006
Net income (loss)	$(14,946)	$5,501
Weighted average basic common shares outstanding during the year	35,318	34,405
Dilutive effect of stock options and warrants	—	—
Weighted average diluted common shares outstanding during the year	35,318	34,405
Basic and diluted net income (loss) per common share	$(0.42)	$0.16

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

(r) Recently Issued Accounting Standards

In September 2006, the FASB issued Statement No. 157, ‘‘Fair Value Measurements’’ (‘‘FAS 157’’), which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles (‘‘GAAP’’). As a result of FAS 157, there is now a common definition of fair value to be used throughout GAAP, which is expected to make the measurement of fair value more consistent and comparable. FAS 157 is effective for the first fiscal year beginning after November 15, 2007, which is the Company’s fiscal year beginning January 1, 2008. We are currently evaluating the effect, if any, of adoption on our consolidated financial statements but it is not expected to be significant.

In February 2007, the FASB issued SFAS No. 159, ‘‘The Fair Value Option for Financial Assets and Financial Liabilities’’ (‘‘FAS 159’’). FAS 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. FAS 159 requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. FAS 159 is effective for us beginning in the first quarter of fiscal year 2008, although earlier adoption is permitted. We are currently evaluating the impact of adopting FAS 159 on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), ‘‘Business Combinations’’ (‘‘FAS 141R’’), which replaces FASB Statement No. 141. FAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non controlling interest in the acquiree, and the goodwill acquired. FAS 141R also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. FAS 141R is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008, which will be our fiscal year beginning January 1, 2009. We are currently evaluating the potential impact, if any, of the adoption of FAS 141R on our consolidated financial position, results of operations and cash flows.

AXS-ONE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS   (continued)
(In thousands, except per share data)

In December 2007, the FASB issued SFAS No. 160, ‘‘Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51’’ (‘‘FAS 160’’), which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. FAS 160 is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008, which will be our fiscal year beginning January 1, 2009. We are currently evaluating the potential impact, if any, of the adoption of FAS 160 on our consolidated financial position, results of operations and cash flows.

(2)    Discontinued operations

On October 31, 2006, the Company sold certain assets and liabilities through which it operated the AXS-One Enterprise Solutions financial management and accounting applications business (‘‘Enterprise Solutions’’) to Computron Software, LLC for the sum of $12,000 in cash plus future potential consideration for exceeding specified license revenue targets. For the first twelve month period, sales did not exceed the specified license revenue target. The assets sold of approximately $2,100 primarily consisted of client contracts, marketing agreements, internally developed software, accounts receivable and fixed assets of the business. The liabilities assumed of approximately $8,300, consisted primarily of employee related liabilities, accounts payable and deferred revenue. As part of the transaction, Computron Software, LLC agreed, among other things, to hire certain former AXS-One employees assigned to the Enterprise Solutions business. Further, AXS-One agreed to a non-competition agreement which prohibits the Company from engaging in the enterprise financial business for a period of five years. As a result of the transaction with Computron Software, LLC, our employee headcount was reduced by approximately 70 positions.

Liabilities held for sale as of December 31, 2006 totaling $981 consisted primarily of customer payments made to AXS-One on behalf of Computron Software, LLC. This amount was remitted to Computron Software, LLC during the first quarter of 2007. There were no liabilities held for sale as of December 31, 2007.

There was no income statement activity related to discontinued operations for 2007. The following chart summarizes the income statement for discontinued operations for 2006:

2006
Revenues	$16,495
Operating expenses	8,550
Operating income	7,945
Other expense net	(70)
Income from discontinued operations	$7,875

AXS-ONE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS   (continued)
(In thousands, except per share data)

The Company recorded a gain on sale of the Enterprise Solutions business to Computron Software, LLC of $17,200. Due to the utilization of available net operating loss tax carryforwards in each of the relevant jurisdictions, the tax provision required on the transaction is only $200. In determining the gain on the sale of the Enterprise Solutions business recognized in the fourth quarter of 2006, the Company recorded the following sales price, expenses and disposal cost using the October 31, 2006 balance sheet:

Sales price	$12,000
Assets sold	(2,093)
Liabilities sold	8,248
Transaction expenses	(714)
Tax provision	(200)
Gain on sale	$17,241

(3)    Revolving Line of Credit and Long-Term Debt

The Company had no outstanding debt on its revolving line of credit as of December 31, 2007 or 2006.

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

For the months ended August 31, 2007 and September 30, 2007, the Company’s liquidity ratio was below 1.30:1.00. This increased the interest rate to prime rate plus three quarters of one percent (0.75%) in addition to a monthly collateral handling fee of one quarter of one percent (0.25%) of the average monthly financed receivable balance. For the months ended August 31, 2007 and September 30, 2007, the Company had no borrowings and therefore paid no more than the minimum required interest of 10% of the net facility usage. For the quarter ended September 30, 2007, the Company was not in compliance with the quarterly net loss covenant. On November 13, 2007, subject to receipt of at least $3.5 million in convertible notes financing which took place on November 16, 2007, the Bank waived such violation. The bank adjusted the net loss covenant to become a monthly net loss covenant not to exceed a rolling three month net loss, included a minimum license revenue amount for the fourth quarter of 2007 and increased the interest rate. The interest rate is now prime rate plus one and one-quarter of one percent (1.25%) in addition to a monthly collateral handling fee of one quarter of one percent (0.25%) of the average monthly financed receivable balance. If the Company’s liquidity ratio (as described in the Second Amended Agreement) is above 1.30:1.00, the interest rate decreases to prime rate plus three-quarters of one percent (0.75%). The Company was in compliance with all covenants at December 31, 2007.

On March 18, 2008, the Company and the bank agreed to extend the term of the line of credit agreement through March 31, 2009 under essentially the same terms. The covenants remain a monthly net loss covenant not to exceed a rolling three month net loss and a quarterly minimum license revenue amount for the each quarter of 2008.

The Company was not in compliance with its quarterly license revenue covenant as of March 31, 2008. The Company and the bank are in discussions with respect to a waiver of the covenant violation or revisions to the financial covenants.

(4)    Convertible notes

On May 29, 2007, the Company entered into a Convertible Note and Warrant Purchase Agreement (the ‘‘Purchase Agreement’’’) pursuant to which it sold and issued an aggregate of $5 million of convertible notes consisting of (i) $2.5 million of Series A 6% Secured Convertible Promissory Notes due May 29, 2009 and (ii) $2.5 million of Series B 6% Secured Convertible Promissory Notes due May 29, 2009, together with warrants to purchase an aggregate of 2 million shares of common stock of AXS-One. Net cash proceeds to AXS-One after transaction expenses were approximately $4.9 million. The notes and warrants were sold in a private placement under Rule 506 promulgated under the Securities Act of 1933, as amended, to three accredited investors.

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

Each noteholder received a warrant to purchase a number of shares of AXS-One common stock equal to 40% of the principal amount of notes purchased. Each warrant has an exercise price of $0.01 per share and is exercisable at any time through May 29, 2014. The value of the warrants using the Black Scholes model is $1.3 million using the following assumptions; issue date stock price of $0.66 per share, a risk free interest rate of 4.59%, a term of seven years and volatility of 66%. The Company calculated the relative value of warrants as a percent of value of the convertible debt and recorded the relative value of $1 million as a discount to the convertible debt offset by an increase to additional-paid-in-capital. This amount will be amortized as interest expense over the two year term of the convertible debt. As of September 30, 2007, the net value of the notes shown in the long-term liabilities section of the Company’s balance sheet is $4.2 million. The gross value of the notes as of September 30, 2007 is $5.1 million.

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

The Series C notes will mature on May 29, 2009, are convertible into AXS-One common stock at a fixed conversion rate of $1.00 per share, bear interest of 6% per annum and are secured by substantially all the assets of AXS-One. The security interest of the Series C noteholders has been subordinated to the security interest of Silicon Valley Bank, AXS-One’s current senior lender and ranks pari passu with the Series A and Series B convertible notes issued on May 29, 2007. The Series C notes are convertible at the option of the noteholder at any time on or after December 4, 2007 and prior to maturity.

Each Series C noteholder also received a warrant to purchase a number of shares of AXS-One common stock equal to 100% of the principal amount of notes purchased. Each warrant has an exercise price of $0.01 per share and is exercisable at any time on or after December 4, 2007 during the seven year period following the closing. The value of the warrants using the Black Scholes model is $1.8 million using the following assumptions; issue date stock price of $0.50 per share, a risk free interest rate of 4.04%, a term of seven years and volatility of 63%. The Company calculated the relative value of warrants as a percent of value of the convertible debt and will record the relative value of $1.2 million as a discount to the convertible debt offset by an increase to additional-paid-in-capital. This amount will be amortized as interest expense over the eighteen month term of the convertible debt.

AXS-ONE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS   (continued)
(In thousands, except per share data)

Convertible note details at December 31, 2007 are as follows:

	Face amount	Original discount	Accrued interest thru 12/31/07	Carrying amount
May 29, 2007 agreement	$5,000	$(1,047)	$457	$4,410
November 13, 2007 agreement	3,750	(1,238)	115	2,627
	$8,750	$(2,285)	$572	$7,037

(5)    Lease Obligations

The Company leases office space and equipment under non-cancelable operating leases. Rent expense charged to continuing operations in the accompanying consolidated statements of operations for office space, vehicles and equipment under operating leases was $1,469 and $1,812 for the years ended December 31, 2007 and 2006, respectively.

Scheduled future minimum payments required for all non-cancelable operating leases are as follows:

Years ending December 31,
2008	$1,159
2009	923
2010	874
2011	765
2012/thereafter	15
Total	$3,736

(6)    Related Party Transactions

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

A portion of the convertible notes described in Note 4 above were issued to members of the Board of Directors or their affiliates. $3 million of the convertible notes issued on May 29, 2007 were issued to BlueLine Partners, LP, whose Managing Director is Timothy Bacci, who thereupon became a member of AXS-One’s Board of Directors. $2 million of the convertible notes issued on November 6, 2007 were issued to five members of the Company’s Board of Directors, namely, BlueLine Partners, LP, Harold Copperman, Anthony Bloom, Robert Migliorino, and Daniel Burch.

AXS-ONE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(In thousands, except per share data)

(7)    Income Taxes

The components of income (loss) before income tax benefit, net are as follows:

	Years Ended December 31,
	2007	2006
Domestic	$(9,492)	$7,119
Foreign	(5,167)	(1,418)
Total	$(14,659)	$5,701

Income tax provision is as follows:

	Years Ended December 31,
	2007	2006
Federal	$—	$143
State	47	57
Foreign	240	—
Total	$287	$200

The tax provision in 2007 is related to potential withholding taxes in foreign subsidiaries and state income tax provisions. The tax provision in 2006 was recorded in discontinued operations as it related to the gain on the sale of the Enterprise Solutions business segment.

A reconciliation of Federal income tax (expense) benefit at the statutory rate of 34% to income tax benefit reflected in the accompanying consolidated statements of operations is as follows:

	Years Ended December 31,
	2007	2006
Federal income tax (expense) benefit at 34%	$4,999	$(1,953)
Federal alternative minimum tax	—	(143)
State income tax (expense) benefit, net of Federal tax (expense) benefit	516	(483)
Change in valuation allowance	(5,196)	2,712
Foreign tax rate differential and change in foreign net operating loss carryforwards (NOL’s)	(347)	(326)
Other, net	(259)	(7)
	$(287)	$(200)

AXS-ONE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(In thousands, except per share data)

The principal components of the Company’s deferred taxes are as follows:

	December 31,
	2007	2006
Deferred tax assets:
Accruals and other	$756	$158
Allowance for doubtful accounts	22	24
Depreciation	327	361
Research and development credit carry-forwards	2,895	2,895
Net operating loss carry-forwards	26,169	20,844
Deferred tax assets	30,169	24,282
Less valuation allowance	30,169	24,282
Net deferred tax assets	—	—
Deferred tax liabilities:
Software development costs	—	—
Net deferred taxes	$—	$—

As of December 31, 2007, the Company had United States net operating loss carry-forwards of approximately $56,194 which are available to offset future Federal taxable income, if any, and which will begin to expire in 2010. In addition, foreign net operating loss carry-forwards aggregated approximately $19,449 at December 31, 2007, which are not generally subject to expiration. None of the net operating loss carry-forwards are limited by IRC section 382, however subsequent changes in the ownership of the Company may trigger a limitation in our ability to utilize the NOL’s each year.

The Company has recorded a valuation allowance for its net deferred tax assets and will continue to monitor the realizability of such assets. Approximately $2,398 and $2,436 of the Company’s deferred tax asset pertaining to NOLs and the corresponding valuation allowance at December 31, 2007 and 2006, respectively, relates to tax deductions arising from the exercise of restricted stock and stock options and/or subsequent sales of the underlying stock. For book purposes, the tax benefits related to such stock transactions are recorded through equity when realized.

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

Effective January 1, 2007 the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (‘‘FIN 48’’). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements if that position is more likely than not of being sustained by the taxing authority. The adoption of FIN 48 did not have any impact on the liabilities or shareholders equity of the Company. A reconciliation of the beginning and ending amounts of liabilities associated with uncertain tax positions is as follows:

Balance at January 1, 2007	$0
Additions based on tax positions related to the current year	79
Additions for tax positions of prior years	161
Balance at December 31, 2007	$240

AXS-ONE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(In thousands, except per share data)

Included in accrued expenses of the Company at December 31, 2007 is approximately $240 of liabilities associated with uncertain tax positions. This amount includes accrued interest and penalties of $24. All of the unrecognized tax benefits, if recognized, would benefit the Company’s effective tax rate.

(8)    Stockholders’ Equity (Deficit)

(a) Warrants

As of December 31, 2007, the Company had warrants to purchase 4,307 shares of common stock outstanding at a weighted average price of $0.43. At December 31, 2007, all of these warrants were exercisable. Warrants to purchase 2,000 and 3,750 shares of common stock were issued in May 2007 and November 2007, respectively in connection with the convertible debt issuances described in Note 4. The expense related to these warrants will be amortized over the life of the convertible debt. 907 of the outstanding warrants expire in June 2008 and 3,400 of the outstanding warrants expire in 2014.

A summary of warrant activity is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
Balance, December 31, 2005	1,423	$2.83	2.04
Granted	—	—
Exercised	—	—
Balance, December 31, 2006	1,423	$2.83	1.04
Granted	5,750	0.01
Expired	(516)	4.24
Exercised	(2,350)	0.01
Balance, December 31, 2007	4,307	$0.43	7.74

(b) Stock Option Plans

Pursuant to the 1995 Stock Option Plan, as amended (the 1995 Plan), the Company was able to grant statutory and non-statutory options to purchase an aggregate of up to 4,500 shares of Common Stock. The Company has specifically reserved such shares. Options may be granted under the discretionary option program to employees, consultants, independent advisors and non-employee directors. Prior to adoption of the 1998 Plan discussed below, options were automatically granted to non-employee directors under the automatic option grant program. Options granted under the discretionary grant program have an exercise price of not less than 85% of the fair market value of the Common Stock on the grant date. Options granted under the automatic grant program have an exercise price of 100% of the fair market value on the grant date. The 1995 Plan has expired and no further options can be issued under this plan. Outstanding options under this plan will continue to vest.

In April 1998, the Company adopted the 1998 Stock Option Plan (the 1998 Plan). Pursuant to the 1998 Plan, the Company may grant stock options or stock appreciation rights to purchase an aggregate of up to 5,000 shares of Common Stock (inclusive of 2,000 and 1,500 shares added to the 1998 Plan by the stockholders in June 2004 and 2001, respectively). In accordance with a June 2004 amendment, up to 300 shares of the total shares may be used for non-vested restricted stock awards. During 2007, the 1998 Plan was amended further to provide that all authorized shares under the plan can be used for grants of non-vested restricted stock awards. Options may be granted under the discretionary option program (as amended in June 2004) to employees and consultants of the Company not to exceed 500 shares per person

AXS-ONE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(In thousands, except per share data)

during any calendar year except that in the first year of employment, the maximum grant will not exceed 1,000 shares per person. Non-employee directors receive an automatic grant of stock options to purchase 20 shares of Common Stock upon date of commencement of service as a non-employee director and thereafter, 10 shares on the date of each annual meeting of stockholders, provided that on, and as of, such date, such individual has been a non-employee director for the previous 12-month period. No option may have an exercise price less than the fair market value of the Common Stock at the time of grant.

On April 13, 2005 the Company approved the AXS-One Inc. 2005 Stock Incentive Plan (the 2005 Plan). The 2005 Plan was approved by the Company’s stockholders at the 2005 Annual Meeting of Stockholders on May 25, 2005. All employees and consultants of the Company and its affiliates are eligible to receive stock options, stock appreciation rights and non-vested stock under the 2005 Plan, as determined by the committee (as described below) in its sole discretion. Non-employee directors of the Company automatically receive grants of stock options under the 2005 Plan and are also eligible to receive discretionary grants of stock options. A maximum of 1,500 shares of the Company’s common stock are available for awards under the 2005 Plan (subject to adjustment as provided in the 2005 Plan). At the 2006 annual shareholders meeting, approval was granted to remove the limitation on restricted stock awards available under the 2005 Plan. Formerly, 375 shares of common stock were available for awards as restricted stock. Approval was received to allow grants of restricted stock up to the total maximum number of shares available under the 2005 Plan. The maximum number of shares subject to awards intended to be ‘‘performance-based’’ compensation within the meaning of Section 162(m) of the Internal Revenue Code that may be granted to any employee during any calendar year will not exceed 500 shares, except for the calendar year in which such individual commences his or her employment, the maximum grant will not exceed 1,000 shares (in each case subject to adjustment as provided in the 2005 Plan). The 2005 Plan is administered by a committee of the Board of Directors (currently the Compensation Committee) consisting of two or more non-employee directors. With regard to options granted under the 2005 Plan to non-employee directors, the Board of Directors administers the 2005 Plan. Each non-employee director first elected or appointed to the board of directors will be granted 40,000 shares of restricted stock. In addition, at each annual meeting of shareholders, each non-employee director with at least twelve months service on the board of directors who continues to serve as a non-employee director following the meeting will be grated 10,000 shares of restricted stock.

All options granted under the Plans expire ten years from the date of grant (or five years for statutory options granted to 10% stockholders), unless terminated earlier. Substantially all options vest over a four-year period.

AXS-ONE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(In thousands, except per share data)

A summary of stock option activity under the Plans is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Balance, December 31, 2005	6,370	$2.31
Granted	254	$1.91
Exercised	(295)	$0.82
Forfeited	(155)	$1.72
Expired	(646)	$2.41
Balance, December 31, 2006	5,528	$2.38
Granted	—	—
Exercised	(314)	$0.51
Forfeited	(159)	$1.82
Expired	(1,232)	$2.50
Balance, December 31, 2007	3,823	$2.51	5.33	$11
Vested and expected to vest at December 31, 2007	3,775	$2.52
Exercisable at December 31, 2007	3,602	$2.57	5.22	$9

The total intrinsic value of stock options exercised during 2007 and 2006 was $80 and $299, respectively. As of December 31, 2007, there was approximately $301 of total unrecognized compensation cost related to stock options granted under the plans. That cost is expected to be recognized over a weighted-average period of 1.03 years.

A summary of stock options outstanding and exercisable as of December 31, 2007 follows:

Options Outstanding				Options Exercisable
Range of exercise prices	Number outstanding	Weighted average remaining life (years)	Weighted average exercise price	Number exercisable	Weighted average exercise price
$0.21 – $0.75	805	3.81	$0.57	780	$0.58
$0.81 – $2.24	1,277	5.81	$1.83	1,085	$1.84
$2.36 – $3.78	599	5.95	$2.63	596	$2.63
$4.21 – $4.21	900	6.32	$4.21	900	$4.21
$6.00 – $6.25	242	2.27	$6.01	241	$6.01
	3,823			3,602

(c) Non-Vested Restricted Stock

Compensation expense for non-vested restricted stock was historically recorded based on its market value on the date of grant and recognized ratably over the associated service period, the period in which restrictions are removed. Compensation expense for non-vested restricted stock was reported as unamortized stock compensation on the Consolidated Balance Sheets. With the adoption of SFAS 123R, effective January 1, 2006, unamortized stock compensation has been offset against additional paid-in capital where it is reflected on the Consolidated Balance Sheet as of December 31, 2007. During 2007 there were 1,415 shares of non-vested restricted stock granted of which 725 shares were issued to employees with four year vesting and 90 shares were issued to directors with four year vesting. 600 shares

AXS-ONE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(In thousands, except per share data)

were issued to an employee with one year vesting. During 2006 there were 1,071 shares of non-vested restricted stock granted. 410 shares were issued to employees with 4-year vesting and 661 shares were issued to employees with 2-year vesting. As of December 31, 2007, 1,996 restricted shares are unvested.

A summary of non-vested restricted stock under the plans is as follows:

	Number of shares	Weighted average price per share
Balance, December 31, 2005	95	$2.16
Granted	1,071	$1.36
Vested	(45)	$1.69
Forfeited	(45)	$2.54
Balance, December 31, 2006	1,076	$1.37
Granted	1,415	$0.62
Vested	(465)	$1.05
Forfeited	(30)	$2.49
Balance, December 31, 2007	1,996	$0.89

As of December 31, 2007, there was approximately $397 of total recognized compensation cost and $1,013 of total unrecognized compensation cost related to non-vested restricted stock granted under the plans. That cost is expected to be recognized over a weighted-average period of 1.44 years.

Stock options and non-vested restricted stock awards available for grant under all plans were 208 at December 31, 2007.

(9)    Employee 401(k) Plan

The Company’s 401(k) Plan (the Plan) is a defined contribution plan. All North America employees who are at least 21 years of age are eligible on the first day in the month following their date of hire to become participants in the Plan and to make voluntary contributions based on a percentage of their compensation within certain Plan limitations.

The Plan falls under the provisions of Section 401(k) of the Internal Revenue Code. Employees may elect to contribute a percentage of their pretax salary, subject to statutory limitations, as well as certain percentages of their after-tax salary, to the Plan. By approval of the Board of Directors, the Company may elect to match a pre-determined percentage of the employees’ contribution. In addition, the Company may make additional contributions at the discretion of the Board of Directors, which would be allocated among all participants in proportion to each participant’s compensation, as defined. During the years ended December 31, 2007 and 2006 no additional contributions were made by the Company under the Plan.

Beginning in 2002, all contributions by the Company are on a discretionary basis only as approved by the Board of Directors. For the years ended December 31, 2007 and 2006, the Company contributed 50% of the employees’ first 6% of pretax salary contribution. The Company’s contributions charged to operations in the accompanying consolidated statements of operations were approximately $134, and $269 for the years ended December 31, 2007 and 2006, respectively.

(10)    Financial Information by Geographic Area

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

Revenues from continuing operations and long-lived assets for the Company’s United States, United Kingdom, Australia, South Africa and Southeast Asia and other international operations are as follows:

	United States	United Kingdom	Australia and Southeast Asia	South Africa	Consolidated
2007
Revenues(1)	$6,929	$2,703	$1,785	$532	$11,949
Long-lived assets	124	0	102	27	253
2006
Revenues(1)	$6,376	$1,406	$1,593	$921	$10,296
Long-lived assets	159	54	169	37	419

(1)	Revenues are attributed to geographic area based on location of sales office.

(11)    Quarterly Financial Data (Unaudited)

Summarized quarterly financial data for the years ended December 31, 2007, and 2006 is as follows (in thousands except per share data):

	Quarter
2007	First	Second	Third	Fourth
Total revenues	3,694	2,518	2,494	3,243
Operating loss	(2,776)	(3,588)	(4,298)	(3,459)
Net loss	(2,661)	(3,657)	(4,576)	(4,052)
Basic & diluted net loss per common share(1)	(0.08)	(0.10)	(0.13)	(0.11)

	Quarter
2006	First	Second	Third	Fourth
Total revenues	2,312	3,216	2,230	2,538
Operating loss	(5,231)	(4,712)	(5,163)	(5,156)
Loss from continuing operations	(5,257)	(4,601)	(5,171)	(4,586)
Income from discontinued operations	2,512	2,110	2,333	920
Gain of sale of discontinued operations	—	—	—	17,241
Net income (loss)	(2,744)	(2,490)	(2,840)	13,575
Basic & diluted net income (loss) per common share(1)	(0.08)	(0.07)	(0.08)	0.39

(1)	Basic and diluted net income (loss) per common share is computed independently for each quarter. Therefore, the sum of the quarters will not necessarily equal the basic and diluted net income (loss) per common share for the full year.

(12)    Restructuring Costs

In December 2006, in order to reduce operating costs to better position ourselves in the current market, we eliminated 19 positions from continuing operations. We recorded a charge to operations of $431 in 2006 related to involuntary termination benefits to be paid to the terminated employees. All restructuring cost related to the 2006 reduction in force have been paid as of December 31, 2007.

AXS-ONE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(In thousands, except per share data)

In December 2007, in order to further reduce operating costs to better position ourselves in the current market, we eliminated 10 positions from continuing operations. We recorded a charge to operations of $468 in 2007 related to involuntary termination benefits to be paid to the terminated employees. Approximately $382 of the 2007 restructuring costs has been paid. The remaining liability at December 31, 2007 is $86 and is expected to be paid in 2008.

The activities related to the restructurings are as follows:

	2007	2006
Restructuring liability at January 1	$49	$319
Involuntary termination costs	468	431
Cash payments	(431)	(701)
Restructuring liability at December 31	$86	$49

In addition to the restructuring cost stated above, the Company recognized expense of $645 in August 2007 relating to an Agreement and General Release with the Company’s former Executive Vice President, Research & Development. The short-term liability of $352 related to the agreement and general release is included in accrued expenses on the accompanying December 31, 2007 Consolidated Balance Sheet. The long-term liability of $212 related to the agreement and general release is included in other long-term liabilities on the accompanying December 31, 2007 Consolidated Balance Sheet. $81 was paid out as of December 31, 2007.

(13)    Contingencies

Historically, the Company has been involved in disputes and/or litigation encountered in its normal course of business. The Company believes that the ultimate outcome of these proceedings will not have a material adverse effect on the Company’s business, consolidated financial condition, results of operations or cash flows.

SCHEDULE II

AXS-ONE INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2007 and 2006

(in thousands)

Allowance for Doubtful Accounts(a):	Balance at Beginning of Year	Charged to Costs and Expenses, net	Amounts Written Off	Balance at End of Year
Year ended December 31, 2007	$83	$40	$(7)	$116
Year ended December 31, 2006	$167	$6	$(90)	$83

(a)	Amounts written off in 2006 include amounts for the Enterprise Solutions business segment.