Form 10-Q
period 2008-03-31
AXS ONE INC
filed 2008-05-14
CIK 947427

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT
TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008                    Commission File Number    0-26358

AXS-ONE INC.
(Exact name of registrant as specified in its charter)

Delaware	13-2966911
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

301 Route 17 North Rutherford, New Jersey	07070
(Address of principal executive offices)	(Zip Code)

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

YES       NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of ‘‘large accelerated filer’’, ‘‘accelerated filer’’, and ‘‘smaller reporting company’’ in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer    Accelerated Filer    Non-Accelerated Filer    Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES       NO

Number of shares outstanding of the issuer’s common stock as of April 30, 2008:

Class	Number of Shares Outstanding
Common Stock, par value $0.01 per share	39,786,425

AXS-ONE INC.

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

AXS-ONE INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	March 31, 2008	December 31, 2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,189	$3,362
Restricted cash	6	7
Accounts receivable, net of allowance for doubtful accounts of $238 and $116 at March 31, 2008 and December 31, 2007, respectively	2,107	2,208
Prepaid expenses and other current assets	723	831
Total current assets	5,025	6,408
Equipment and leasehold improvements, at cost:
Computer and office equipment	2,047	2,039
Furniture and fixtures	601	599
Leasehold improvements	674	672
	3,322	3,310
Less – accumulated depreciation and amortization	3,092	3,057
	230	253
Other assets	274	283
	$5,529	$6,944
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Bank debt	$367	$—
Accounts payable	935	1,138
Accrued expenses	3,522	3,796
Deferred revenue	3,517	3,233
Total current liabilities	8,341	8,167
Long-term liabilities:
Long-term convertible debt, net of discount of $1,618 and $1,918 (principally to related parties)	7,471	7,037
Long-term deferred revenue	205	120
Other long-term liabilites	134	212
Total liabilities	16,151	15,536
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, authorized 5,000 shares, no shares issued and outstanding	—	—
Common stock, $.01 par value, authorized 125,000 shares; 39,786 and 39,686 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	398	397
Additional paid-in capital	91,502	91,311
Accumulated deficit	(102,314)	(100,108)
Accumulated other comprehensive loss	(208)	(192)
Total stockholders’ deficit	(10,622)	(8,592)
	$5,529	$6,944

The accompanying notes are an integral part of these consolidated financial statements.

AXS-ONE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2008	2007
Revenues:
License fees	$1,485	$1,796
Services	2,409	1,898
Total revenues	3,894	3,694
Operating expenses:
Cost of license fees	110	121
Cost of services	1,239	1,371
Sales and marketing	1,682	2,122
Research and development	1,490	1,662
General and administrative	1,125	1,194
Total operating expenses	5,646	6,470
Operating loss	(1,752)	(2,776)
Other income (expense):
Interest income	17	69
Interest expense	(446)	(31)
Other income (expense), net	(24)	77
Total other income (expense), net	(453)	115
Loss before income taxes	(2,205)	(2,661)
Income tax provision	—	—
Net loss	$(2,205)	$(2,661)
Basic & diluted net loss per common share:	$(0.06)	$(0.08)
Weighted average basic & diluted common shares outstanding	37,824	34,735

The accompanying notes are an integral part of these consolidated financial statements.

AXS-ONE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2008	2007
Net loss	$(2,205)	$(2,661)
Foreign currency translation adjustment	(16)	(12)
Comprehensive loss	$(2,221)	$(2,673)

The accompanying notes are an integral part of these consolidated financial statements.

AXS-ONE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended, March 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(2,205)	$(2,661)
Adjustments to reconcile net loss to net cash flows used in continuing operating activities:
Depreciation and amortization	36	59
Provision for doubtful accounts, net	132	8
Stock based compensation expense	190	161
Non-cash interest expense	434	—
Changes in assets and liabilities
Accounts receivable	(15)	(306)
Prepaid expenses and other current assets	106	280
Change in other assets	12	(188)
Accounts payable and accrued expenses	(559)	(389)
Deferred revenue	372	67
Net cash flows used in continuing operating activities	(1,497)	(2,969)
Cash flows from continuing investing activities:
Purchase of equipment and leasehold improvements	(14)	(49)
Net cash flows used in continuing investing activities	(14)	(49)
Cash flows from continuing financing activities:
Proceeds from exercise of stock options and warrants	2	129
Borrowing under revolving line-of-credit	367	1,000
Net cash flows provided by continuing financing activities	369	1,129
Cash flows from discontinued operations:
Net cash provided by (used in) operating activities	—	(894)
Net cash flows provided by (used in) discontinued operations	—	(894)
Foreign currency exchange rate effects on cash and cash equivalents	(31)	(16)
Net decrease in cash and cash equivalents	(1,173)	(2,799)
Cash and cash equivalents, beginning of period	3,362	7,492
Cash and cash equivalents, end of period	$2,189	$4,693
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest .	$33	$40
Income taxes .	$—	$30

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

The unaudited Consolidated Interim Financial Statements have been prepared by the Company in accordance with US generally accepted accounting principles and, in the opinion of management, contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair presentation of these Consolidated Interim Financial Statements. The preparation of these Consolidated Interim Financial Statements in conformity with US generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Consolidated Interim Financial Statements and the reported amounts of revenues and expenses during the periods presented. Actual results could differ from those estimates. Some of the significant estimates involve allowance for doubtful accounts, accrued expenses, provision for income taxes in foreign jurisdictions, assessment of contingencies, and compensation expense pursuant to SFAS No. 123R.

The accompanying Financial Statements have been prepared pursuant to the rules and regulations of the SEC. Certain information and note disclosures normally contained in annual financial statements prepared in accordance with GAAP have been condensed or omitted, although the Company believes the disclosures made are adequate to make the information not misleading. These Consolidated Interim Financial Statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s 2007 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of results to be expected for the full year 2008 or any future periods.

The financial statements of the Company have been prepared on a ‘‘going concern’’ basis, which assumes the realization of assets and the liquidation of liabilities in the ordinary course of business. However, such realization of assets and liquidation of liabilities are subject to a significant number of uncertainties. There are a number of factors that have negatively impacted the Company’s liquidity, and may impact the Company’s ability to function as a going concern. The Company incurred losses from continuing operations of $14.9 million and $19.6 million for the years ended December 31, 2007 and 2006 respectively, and has generated losses from operations of $1.8 million for the three months ended March 31, 2008. The Company has not yet been able to obtain operating profitability from continuing operations and may not be able to be profitable on a quarterly or annual basis in the future. Additionally, the Company had a cash balance of $2.2 million at March 31, 2008 and has a $2.5 million bank credit facility for which borrowing availability is limited to eligible accounts receivable. The Company was not in compliance with its quarterly license revenue covenant as of March 31, 2008. The bank waived such violation and changed the covenants for future periods from a minimum license revenue covenant and minimum three month rolling net loss covenant to (a) a minimum three month rolling EBITDA covenant, (b) minimum cash and accounts receivable availability covenant and (c) a minimum equity infusion covenant of $500,000. The Company had a working capital deficiency of $3.3 million as of March 31, 2008. These factors raise substantial doubt about the Company’s ability to continue as a going concern without a significant increase in revenue or decrease in operating expenses. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company has taken a number of actions during 2007 and 2006 to reduce operating expenses, streamline operations and raise operating capital. The Company’s 2008 operating plan reflects efficiencies which the Company believes can be realized, to increase license and services revenue. Short and long-term liquidity require either significant improvement in operating results and/or the obtaining of additional capital. Although the Company achieved the highest level of quarterly revenue in the history of its Records Compliance business during the three months ended March 31, 2008, there can be no assurance that the Company’s plans to achieve adequate liquidity will be successful.

(b)    Revenue Recognition

The Company recognizes revenue in accordance with Statement of Position 97-2, ‘‘Software Revenue Recognition’’ (‘‘SOP 97-2’’), and Statement of Position 98-9, ‘‘Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions.’’ Revenue from non-cancelable software licenses is recognized when the license agreement has been signed, delivery has occurred, the fee is fixed or determinable and collectibility is probable. The Company recognizes license revenue from resellers when an end user has placed an order with the reseller and the above revenue recognition criteria have been met with respect to the reseller. In multiple element arrangements, the Company defers the vendor-specific objective evidence (‘‘VSOE’’) of fair value related to the undelivered elements and recognizes revenue on the delivered elements using the residual method. If VSOE of fair value does not exist for any undelivered element, the entire arrangement consideration is deferred until VSOE of fair value is determined for that undelivered element or the element is delivered. The most commonly deferred elements are initial maintenance and consulting services. Initial maintenance is recognized on a straight-line basis over the initial maintenance term. The VSOE of fair value of maintenance is determined by using a consistent percentage of maintenance fee to license fee based on renewal rates. Maintenance fees in subsequent years are recognized on a straight-line basis over the life of the applicable agreement. Maintenance contracts entitle the customer to hot-line support and all unspecified product upgrades released during the term of the maintenance contract. Upgrades include any and all unspecified patches or releases related to a licensed software product. Maintenance does not include implementation services to install these upgrades. The VSOE of fair value of services is determined by using an average consulting rate per hour for consulting services sold separately, multiplied by the estimate of hours required to complete the consulting engagement.

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

The Company’s arrangements do not generally include acceptance clauses. If however an arrangement includes an acceptance provision, acceptance occurs upon the earliest of receipt of a written customer acceptance or expiration of the acceptance period.

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

(d)    Stock-Based Compensation

The Company accounts for share-based awards granted to employees in accordance with Statement of Financial Accounting Standards No. 123R (revised 2004), ‘‘Share-Based Payment’’ (‘‘SFAS 123R’’), which requires that the costs resulting from all share-based payment transactions be recognized in the financial statements at their fair values. Total share-based compensation expense recorded in the Consolidated Statements of Operations for the three months ended March 31, 2008 and March 31, 2007 were $0.2 million and $0.1 million, respectively.

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

The table below presents the assumptions used to calculate the fair value of options granted during the three months ended March 31, 2008 and 2007.

	Three Months Ended March 31,
	2008	2007
Risk-free interest rate	2.78%	n/a
Expected dividend yield	n/a	n/a
Expected lives	5 years	n/a
Expected volatility	63.76%	n/a
Forfeiture rate	21.40%	n/a
Weighted-average grant date fair value of options granted during the period	$0.20	n/a

No stock options were granted during the three months ended March 31, 2007.

Stock Option Plans

The Company has three stock incentive plans: the 1995 Stock Option Plan (the 1995 Plan), the 1998 Stock Option Plan (the 1998 Plan), and the 2005 Stock Incentive Plan (the 2005 Plan). Under the 1995 Plan, the Company could grant up to 4.5 million shares of common stock. The 1995 Plan has expired and no further options can be issued under this plan. Outstanding options under this plan will continue to vest. Under the 1998 Plan, the Company may grant stock options or stock appreciation rights to purchase an aggregate of up to 5 million shares of Common Stock. In accordance with June 2004 and May 2007 amendments, all shares under the 1998 Plan may be used for restricted stock awards. Effective April 21, 2008, the 1998 Plan has expired and no further options can be issued under this plan. Outstanding options under this plan will continue to vest. Under the 2005 Plan, the Company may grant stock options, stock appreciation rights and restricted stock to purchase an aggregate of up to 1.5 million shares of Common Stock. All options granted under the foregoing plans expire ten years from the date of grant (or five years for statutory options granted to 10% stockholders), unless terminated earlier. Substantially all options vest over a four-year period. For a more detailed description of all stock incentive plans, refer to the Company’s 2007 Annual Report on Form 10-K.

On February 1, 2008, with revisions on February 11, 2008 and February 22, 2008, the Company issued a Tender Offer to employees to exchange for new options all outstanding options. This allows them to purchase shares of the Company’s common stock that were held by option holders who were employees on the date of the tender of the option and through the date of the grant of the new options. The number of shares of common stock subject to new options to be granted to each option holder was equal to one-half of the number of shares subject to the options tendered. The offer expired on March 3, 2008. The Company accepted for exchange options to purchase an aggregate of 1,338,080 shares of Company common stock and granted new options to purchase an aggregate of 669,040 shares of Company common stock. The options were granted at the March 3, 2008 closing stock price of $0.44 with two year vesting. The Company valued the new options using the Black-Scholes option pricing model and subtracted the current fair value of the tendered options, which also used the Black-Scholes pricing model to arrive at the incremental fair value for the newly issued options. The incremental fair value of these options was $145,000 which will be expensed over the two year vesting period of the new options.

Stock option transactions for the three months ended March 31, 2008 under all plans are as follows:

(in thousands)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value as of 3/31/08
Balance, December 31, 2007	3,806	$2.52
Granted	909	$0.40
Exercised	—	—
Forfeited	(46)	$1.84
Cancelled	(1,389)	$2.89
Balance, March 31, 2008	3,280	$1.79	6.46	$2
Vested and expected to vest at March 31, 2008	3,012	$1.90	—	$2
Exercisable at March 31, 2008	2,241	$2.34	5.08	$2

The total intrinsic value of stock options exercised during the three months ended March 31, 2008 and March 31, 2007 was zero and $46,000, respectively. As of March 31, 2008, there was approximately $386,000 of total unrecognized compensation cost related to stock options granted under the plans. That cost is expected to be recognized over a weighted-average period of 1.23 years.

A summary of stock options outstanding and exercisable as of March 31, 2008 follows:

Options Outstanding				Options Exercisable
Range of exercise prices	Number outstanding in thousands	Weighted average remaining life (years)	Weighted average exercise price	Number exercisable in thousands	Weighted average exercise price
$0.21 – $0.38	340	8.07	$0.30	115	$0.29
$0.44 – $0.44	669	9.92	$0.44	—	—
$0.46 – $0.75	689	3.56	$0.62	689	$0.62
$0.81 – $2.91	662	5.76	$1.73	517	$1.71
$2.98 – $6.00	920	6.01	$4.23	920	$4.23
	3,280			2,241

Restricted Stock

Compensation expense for restricted stock is recorded based on its market value on the date of grant and recognized ratably over the associated service period, the period in which restrictions are removed. During the three months ended March 31, 2008 there were no shares of restricted stock granted. During the three months ended March 31, 2007, there were 150,000 shares of restricted stock granted, with fair values of $114,000. All shares were issued to employees with four-year vesting. During the three months ended March 31, 2008 and March 31, 2007, there were no shares forfeited as a result of employee terminations. As of March 31, 2008, 1,879,000 restricted shares are unvested.

The following table summarizes transactions related to restricted stock for the three months ended March 31, 2008:

(in thousands)	Number of shares	Weighted average price per share
Balance, December 31, 2007	1,996	$0.89
Granted	—	—
Vested	(117)	$1.94
Forfeited	—	—
Balance, March 31, 2008	1,879	$0.83

As of March 31, 2008, there was approximately $0.9 million of total unrecognized compensation cost related to restricted stock granted under the plans. That cost is expected to be recognized over a weighted-average period of 1.27 years.

Stock options and restricted stock available for grant under all plans were 351,000 at March 31, 2008.

Warrants

As of March 31, 2008, the Company also had warrants to purchase 4,207,000 shares of common stock outstanding at a weighted average exercise price of $0.45. At March 31, 2008, all of these warrants were exercisable. Warrants to purchase 2,000,000 and 3,750,000 shares of common stock were issued in May 2007 and November 2007, respectively in connection with the convertible debt issuances described in Note 3. 2,450,000 of these warrants have been exercised. The expense related to these warrants will be amortized over the life of the convertible debt. 907,000 of the outstanding warrants expire in June 2008 and 3,300,000 of the outstanding warrants expire in 2014.

The following table summarizes transactions related to warrants for the three months ended March 31, 2008.

(in thousands)	Number of shares	Weighted average price per share
Balance, December 31, 2007	4,307	$0.43
Granted	—	—
Exercised	100	$0.01
Expired	—	—
Balance, March 31, 2008	4,207	$0.45

(d)    Income Taxes

The Company adopted the provisions of FASB Interpretation No. 48 (‘‘FIN 48’’) ‘‘Accounting for Uncertainty in Income Taxes’’, on January 1, 2007. The adoption of FIN 48 had no impact on the Company’s financial position and statement of operations. As of March 31, 2008, there were no unrecognized tax benefits. As of January 1, 2008, the Company is subject to income tax examinations for its U.S. federal income taxes for the tax years 2005, 2006 and 2007 and for non-U.S. income taxes for the tax years 1999 through 2007.

(2)    Revolving line of credit

On March 6, 2007, the Company entered into a Fourth Loan Modification Agreement (the ‘‘Fourth Modification Agreement’’) with Silicon Valley Bank (the ‘‘Bank’’) effective as of February 15, 2007 to amend and supplement its Amended and Restated Loan and Security Agreement dated as of September 13, 2005 between the Company and the Bank, as amended by the First Loan Modification Agreement dated as of March 14, 2006, the Second Loan Modification Agreement dated as of October 31, 2006, and the Third Loan Modification Agreement dated as of November 11, 2006 (as amended, the ‘‘Loan Agreement’’).

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

On July 18, 2007, the Company entered into a Second Amended and Restated Loan and Security Agreement with the Bank to amend and supplement the Loan Agreement (as amended, the ‘‘Second Amended Agreement’’). The Second Amended Agreement provides for a revolving line of credit in an amount equal to the lesser of $2.5 million or 80% of eligible gross domestic accounts receivable. Borrowings under the revolving line of credit bear interest at prime rate plus one quarter of one percent (0.25%) on the average gross daily financed account balance as long as the Company’s liquidity ratio (as described in the Second Amended Agreement) is above 1.30:1.00. Should the liquidity ratio fall below 1.30:1.00, the interest rate would increase to prime rate plus three quarters of one percent (0.75%) on the average gross daily financed account balance in addition to a monthly collateral handling fee of one quarter of one percent (0.25%) of the average monthly financed receivable balance. The Company is required to pay quarterly interest charges equal to 10% of the minimum net facility usage. If actual interest charges incurred exceed minimum, then no additional charge will be assessed. Loans under the Second Amended Agreement are secured by substantially all domestic assets of the Company. The maturity date of the loan was April 1, 2008. As described in greater detail in the Second Amended Agreement, the loan was subject to acceleration upon breach of: (i) a covenant tested quarterly requiring the Company’s net loss not to exceed $4.0 million, $2.8 million and $2.4 million for the quarters ended June 30, 2007, September 30, 2007 and December 31, 2007, respectively and (ii) other customary non-financial covenants.

For the months ended August 31, 2007 and September 30, 2007, the Company’s liquidity ratio was below 1.30:1.00. This increased the interest rate to prime rate plus three quarters of one percent (0.75%) in addition to a monthly collateral handling fee of one quarter of one percent (0.25%) of the average monthly financed receivable balance. For the months ended August 31, 2007 and September 30, 2007, the Company had no borrowings and therefore paid no more than the minimum required interest of 10% of the net facility usage. For the quarter ended September 30, 2007, the Company was not in compliance with the quarterly net loss of $2.8 million. On November 13, 2007, subject to receipt of at least $3.5 million in convertible notes financing which took place on November 16, 2007, the Bank waived such violation. The bank adjusted the net loss covenant to become a monthly net loss covenant not to exceed a rolling three month net loss, included a minimum license revenue amount for the fourth quarter of 2007 and increased the interest rate. The interest rate is now prime rate plus one and one-quarter percent (1.25%) in addition to a monthly collateral handling fee of one quarter of one percent (0.25%) of the average monthly financed receivable balance. If the Company’s liquidity ratio (as described in the Second Amended Agreement) is above 1.30:1.00, the interest rate decreases to prime rate plus three-quarters of one percent (0.75%).

On March 18, 2008, the Company and the Bank agreed to extend the term of the line of credit agreement through March 31, 2009 under essentially the same terms. The covenants remain a monthly net loss covenant not to exceed a rolling three month net loss and a quarterly minimum license revenue amount for the each quarter of 2008.

For the quarter ended March 31, 2008, the Company was in compliance with its rolling three month net loss covenant, but was not in compliance with its quarterly license revenue covenant. The

Bank waived such violation and changed the covenants for future periods from a minimum license revenue covenant and minimum three month rolling net loss covenant to (a) a minimum three month rolling EBITDA covenant, (b) minimum cash and accounts receivable availability covenant and (c) a minimum equity infusion covenant of $500,000.

As of March 31, 2008, the Company has borrowing of $367,000, of which all has been repaid.

(3)    Convertible noteS

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

Each noteholder received a warrant to purchase a number of shares of AXS-One common stock equal to 40% of the principal amount of notes purchased. Each warrant has an exercise price of $0.01 per share and is exercisable at any time through May 29, 2014. The value of the warrants using the Black-Scholes model is $1.3 million using the following assumptions; issue date stock price of $0.66 per share, a risk-free interest rate of 4.59%, a term of seven years and volatility of 66%. The Company calculated the relative value of warrants as a percent of value of the convertible debt and recorded the relative value of $1 million as a discount to the convertible debt offset by an increase to additional-paid-in-capital. This amount will be amortized as interest expense over the two year term of the convertible debt.

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

Each Series C noteholder also received a warrant to purchase a number of shares of AXS-One common stock equal to 100% of the principal amount of notes purchased. Each warrant has an exercise price of $0.01 per share and is exercisable at any time during the seven year period following the closing. The value of the warrants using the Black-Scholes model is $1.8 million using the following assumptions; issue date stock price of $0.50 per share, a risk free interest rate of 4.04%, a term of seven years and volatility of 63%. The Company calculated the relative value of warrants as a percent of value of the convertible debt and will record the relative value of $1.2 million as a discount to the convertible debt offset by an increase to additional-paid-in-capital. This amount will be amortized as interest expense over the eighteen month term of the convertible debt.

Convertible note details at March 31, 2008 are as follows:

	Face amount	Original discount	Accrued interest thru 3/31/08	Carrying amount
May 29, 2007 agreement	$5,000	$(1,047)	$661	$4,614
November 13, 2007 agreement	3,750	(1,238)	345	2,857
	$8,750	$(2,285)	$1,006	$7,471

(4)    Basic and Diluted Net INCOME (LOSS) Per Common Share

Basic and diluted net income (loss) per common share is presented in accordance with SFAS No. 128, ‘‘Earnings per Share’’ (‘‘SFAS No. 128’’). Basic net income (loss) per common share is based on the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share for the three months ended March 31, 2008 and 2007 does not include the effects of outstanding options to purchase 3,280,000 and 4,505,000 shares of common stock, respectively, 1,879,000 and 1,136,000 shares of restricted stock, respectively, and outstanding warrants to purchase 4,207,000 and 1,423,000 shares of common stock for each period, as the effect of their inclusion is anti-dilutive for the periods.

The following represents the reconciliation (which does not include non-vested restricted stock) of the shares used in the basic and diluted net loss per common share calculation for the three and nine months ended March 31, 2008 and 2007:

	Three Months Ended March 31,
(in thousands)	2008	2007
Weighted average basic common shares outstanding during the periods	37,824	34,735
Dilutive effect of stock options and warrants	—	—
Weighted average diluted common shares outstanding during the periods	37,824	34,735

(5)    CONTINGENCIES

Historically, the Company has been involved in disputes and/or litigation encountered in its normal course of business. The Company believes that the ultimate outcome of these proceedings will not have a material adverse effect on the Company’s business, consolidated financial condition, results of operations or cash flows.

(6)    RESTRUCTURING AND OTHER COSTS

In December 2007, in order to reduce operating costs to better position ourselves in the current market, the Company eliminated 10 positions from continuing operations. The Company recorded a charge to operations of $468,000 in 2007 related to involuntary termination benefits to be paid to the terminated employees. Approximately $382,000 of the 2007 restructuring costs had been paid as of December 31, 2007. The remaining liability of $86,000 and was paid in the first quarter of 2008.

The activities related to the restructurings are as follows:

2008
Restructuring liability at January 1, 2007	$86
Involuntary termination costs	—
Cash payments	(86)
Restructuring liability at March 31, 2008	$—

In addition to the restructuring cost stated above, the Company recognized expense of $645 in August 2007 relating to an Agreement and General Release with the Company’s former Executive Vice President, Research & Development. The short-term liability of $319 related to the agreement and general release is included in accrued expenses on the accompanying March 31, 2008 Consolidated Balance Sheet. The long-term liability of $133 related to the agreement and general release is included in other long-term liabilities on the accompanying March 31, 2008 Consolidated Balance Sheet. $193 was paid out before March 31, 2008.

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

Revenues and long-lived assets for the Company’s United States, United Kingdom, Australia and Asia, and South Africa continuing operations are as follows:

(in thousands)	Three Months Ended March 31,
Revenues:(1)	2008	2007
United States	$3,039	$2,204
United Kingdom	415	881
Australia and Asia	374	413
South Africa	66	196
Total Consolidated	$3,894	$3,694
(1)	Revenues are attributed to geographic area based on location of sales office.

Long-Lived Assets:	March 31, 2008	December 31, 2007
United States	$99	$124
United Kingdom
Australia and Asia	105	102
South Africa	26	27
Total Consolidated	$230	$253

(8)    SUBSEQUENT EVENT

On May 12, 2008, the Company sold its entity in South Africa, AXS-One (Proprietary) Ltd, and its South African subsidiary, AXS-One African Solutions Ltd, to management and investors for $1. AXS-One South Africa had an estimated net asset deficiency of $110,000 at the time of the sale and the Company estimates selling expenses of $10,000. The resulting estimated gain on sale of $100,000 will be recorded as gain on sale in the Company’s second quarter financial results.

Subsequently, the Company signed a reseller agreement with AXS-One South Africa Ltd to sell on a non-exclusive basis AXS-One products in Africa and the Middle East.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Consolidated Interim Financial Statements and Notes thereto and is qualified in its entirety by reference thereto.

This Report contains statements of a forward-looking nature within the meaning of the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, relating to future events or the future financial performance of AXS-One. Investors are cautioned that actual events or results may differ materially. In evaluating such statements, investors should specifically consider the various factors identified in ‘‘Risk Factors’’ in our 2007 Annual Report on Form 10-K and subsequent SEC filings which could cause actual results to differ materially from those indicated by such forward-looking statements.

Overview

We are a leading provider of Records Compliance Management software designed to reduce the inherent risks associated with retaining and managing corporate records as well as to achieve efficiency in our customer’s business processes and to extend those efficiencies to their customers, suppliers and business partners. Our Records Compliance Management software – The AXS-One Compliance Platform™ – delivers an integrated archiving and electronic records management software solution that enables organizations to manage growing volumes of disparate electronic records, including e-mail and instant messages, images, voice, office documents, ERP-generated data such as SAP and electronic print reports. All records are archived and managed according to corporate records policies from initial capture and indexing through archival, search and ultimate destruction. These products have been developed and optimized to address global issues of regulatory compliance, corporate governance, litigation readiness, e-discovery, supervision and privacy as they relate to the retention and disposition of electronic records, as well as to significantly reduce infrastructure costs (primarily storage and associated management costs).

Our revenues are derived mainly from license fees from software license agreements entered into with our customers, including through resellers, for both our products and, to a lesser degree, third party products resold by us and services revenues from software maintenance agreements, training, consulting services including installation and custom programming. We also derive a small amount of revenue (0.8% and 3.0% of total revenues for the first three months of 2008 and 2007, respectively) from subscription revenue arrangements.

We are based in Rutherford, New Jersey with approximately 114 full-time employees in continuing operations, as of March 31, 2008, in offices worldwide, including Asia, Australia, South Africa, the United Kingdom and the United States. Our foreign offices generated approximately 22.0% and 40.3% of our total revenues for the three months ended March 31, 2008 and 2007, respectively. We expect that such revenues will continue to represent a significant percentage of our total revenues in the future. Most of our international license fees and services revenues are denominated in foreign currencies. Fluctuations in the value of foreign currencies relative to the US dollar in the future could result in fluctuations in our revenue.

We encounter competition for all of our products in all markets and compete primarily based on the quality of our products, our price, our customer service and our time to implement. The timing of the release of new products is also important to our ability to generate sales. During the second half of 2003, we launched our Records Compliance Management solution for e-mail and Instant Messaging Archival and Supervision in response to new regulatory requirements for financial institutions in the United States as well as to address the need to reduce costs in the e-mail management area. During 2007, we announced further significant development on the AXS-One Compliance Platform, focusing primarily on enhancements to address the growing market for litigation readiness and risk management. Version 3.7 was announced in November 2007 and introduced new and enhanced functionality including major enhancements to AXS-One Case Manager, enabling organizations to more easily preserve and manage electronic records, in line with litigation hold orders. It also introduced improved .PST and File System Archiving functionality, enhancements to Microsoft Exchange and Lotus Notes and Domino e-mail archiving modules (including support for Microsoft

Exchange 2007 and Notes/Domino 8), significant enhancement to reporting and the introduction of an online monitoring dashboard as well as simplifying product administration and minimizing training requirements, by adopting native user interfaces. AXS-One believes that the enhancements and additional functionality made to the AXS-One Compliance Platform through 2007 continue to provide further competitive advantage, and means that the Company can offer its customers and prospective customers a broad suite of solutions that enable them to address their current enterprise needs and to scale to meet their future requirements. Additionally, the Company believes that the AXS-One Compliance Platform is increasingly attractive to partners and resellers and supports the needs of its channel strategy. This includes the company’s hosting and SaaS strategy.

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

Applications built on AXS-One’s set of archiving and workflow products have been deployed as electronic bill presentment and document delivery solutions (e-delivery), self-service information systems, Internet report publishing and distribution solutions, customer service solutions, Internet-enabled information reconciliation solutions, and transaction confirmation solutions. These solutions are typically implemented in a timely manner, thus providing a rapid time-to-value. The AXS-One E-Delivery Service (also known as T4), developed for the European travel industry, went live during 2005. On December 31, 2007, this business was sold for $150,000 to be paid in 2008. Fifty percent will be paid in twelve months and 50% will be paid based on the purchaser’s ability to extend certain contracts with key customers. The receivable relating to this sale is fully reserved. Revenue from this product line was $575,000 in 2007. No gain has been recorded on this sale in 2007 or 2008.

We have experienced, and may in the future experience, significant fluctuations in our quarterly and annual revenues, results of operations and cash flows. We believe that domestic and international operating results and cash flows will continue to fluctuate significantly in the future as a result of a variety of factors. For a description of these factors that may affect our operating results, see ‘‘Risk Factors’’ in our 2007 Annual Report on Form 10-K.

Results of Operations

The following table sets forth for the periods indicated, certain operating data, and data as a percentage of total revenues:

	Three Months Ended March 31, 2008		Three Months Ended March 31, 2007
(in thousands)	As Reported	Data as a % of total revenue	As Reported	Data as a % of total revenue
	(Unaudited)		(Unaudited)
Revenues:
License fees	$1,485	38.1%	$1,796	48.6%
Services	2,409	61.9	1,898	51.4
Total revenues	3,894	100.0	3,694	100.0
Operating expenses:
Cost of license fees	110	2.8	121	3.3
Cost of services	1,239	31.8	1,371	37.1
Sales and marketing	1,682	43.2	2,122	57.4
Research and development	1,490	38.3	1,662	45.0
General and administrative	1,125	28.9	1,194	32.3
Total operating expenses	5,646	145.0	6,470	175.1
Operating loss	(1,752)	(45.0)	(2,776)	(75.1)
Other income (expense), net	(453)	(11.6)	115	3.1
Loss before income taxes	(2,205)	(56.6)	(2,661)	(72.0)
Income tax provision	0	0	0	0
Net loss	$(2,205)	(56.6)%	$(2,661)	(72.0)%

Comparison of Three Months Ended March 31, 2008 to 2007

Revenues

Total revenues increased $0.2 million or 5.4% for the three months ended March 31, 2008 as compared to the corresponding prior year period due to a $0.5 million increase in service revenue offset somewhat by a $0.3 million decrease in license fees. The Company achieved the highest level of quarterly revenue in the history of its Record Compliance business during the three months ended March 31, 2008.

Total revenues for the three months ended March 31, 2008 included $1.3 million or 32.5% of total revenues from one customer. Total revenues for the three months ended March 31, 2007 included $0.8 million and $0.8 million or 21.9% and 21.2% respectively, of total revenues from two customers.

The following table sets forth, for the periods indicated, each major category of our services revenues as a percent of total services revenues:

	Three Months Ended March 31,
(dollars in thousands)	2008		2007
		% of		% of
	Amount	Total	Amount	Total
Maintenance	$1,487	61.7%	$1,314	69.2%
Consulting	893	37.1%	472	24.9%
Subscription revenue	29	1.2%	112	5.9%
Total services revenue	$2,409	100.0%	$1,898	100.0%

Maintenance revenue increased in the first quarter of 2008 compared with 2007 as a result of increased maintenance contracts from new license agreements in the prior four quarters as well as collection of past due maintenance revenue not recorded as revenue until collection. Consulting revenue increased substantially from the same period last year as a result of one large implementation project that included acceptance criteria which were achieved during the first quarter of 2008. Additionally, utilization rates and professional service fees improved. Subscription revenue decreased as a result of the sale of the Company’s E-Delivery Service product (also known as T4), developed for the European travel industry in the fourth quarter 2007.

Operating Expenses

Cost of license fees consists primarily of amounts paid to third parties with respect to products we resell in conjunction with the licensing of our products. The elements can vary substantially from period to period as a percentage of license fees. Cost of license fees for the three months ended March 31, 2008 were slightly lower than the same period last year due to lower usage and lower cost of third party software.

Cost of services consists primarily of personnel and third party costs for product quality assurance, training, installation, consulting and customer support. Cost of services decreased $0.1 million or 9.6% for the three months ended March 31, 2008, as compared to the corresponding prior year period. The decrease for the three-month period was mainly due to headcount reductions as a result of the reduction in force implemented in the fourth quarter of 2007, offset slightly by an increased use of third party consultants. The service margin was 48.6% for the three months ended March 31, 2008 compared to 27.8% for the corresponding prior year period. This margin improvement was a result of higher consulting revenue, higher maintenance revenue and lower cost in the first quarter of 2008 versus the first quarter of 2007.

Sales and marketing expenses consist primarily of salaries, commissions and bonuses related to sales and marketing personnel, as well as travel and promotional expenses. Sales and marketing expenses were $0.4 million or 20.7% lower for the three months ended March 31, 2008, as compared to the corresponding prior year period. The decrease for the three-month period was primarily due to headcount reductions as a result of the reduction in force implemented in the fourth quarter of 2007 and by lower usage of third party consultants.

Research and development expenses consist primarily of personnel costs, costs of equipment, facilities and third party software development costs. Research and development expenses have been charged to operations as incurred. Research and development expenses were $0.2 million or 10.3% lower for the three months ended March 31, 2008, as compared to the comparable prior year period. The decrease for the three-month period was primarily due to lower headcount.

General and administrative expenses consist primarily of salaries for administrative, executive and financial personnel, and outside professional fees. General and administrative expenses were $0.1 million or 5.8% lower for three months ended March 31, 2008 as compared to the corresponding prior year period as a result of lower professional service fees and lower Board of Director fees, offset somewhat by increased bad debt expense.

Operating Loss

Operating loss improved by $1.0 million for the three months ended March 31, 2008 as compared to the corresponding prior year period as a result of the reductions in operating expenses of $0.8 million due to the reasons described and higher sales revenue of $0.2 million.

Other Income (Expense), Net

Other income (expense), net decreased $0.6 million for the three months ended March 31, 2008, as compared to the same period in 2007. This decrease is a result of higher interest expense, including interest expense resulting from the discount of debt from the issuance of warrants, associated with the convertible debt issued on May 29, 2007 and November 13, 2007 and slightly lower interest income.

Net loss

The net loss was $2.2 million, or $(0.06) per diluted share for the three months ended March 31, 2008, as compared to $2.7 million or $(0.08) per diluted share for the three months ended March 31, 2007, for the reasons described above.

Liquidity and Capital Resources

Liquidity and Cash Flow

Our operating activities used cash of $1.5 million for the three months ended March 31, 2008 and $3.0 million for the three months ended March 31, 2007. Net cash used in operating activities during the three months ended March 31, 2008 is primarily the result of the net loss and a decrease in accounts payable and accrued expenses, offset slightly by non-cash interest expense, non-cash stock compensation expense, increased deferred revenue and decreased prepaid expenses and other current assets.

Our investing activities were negligible to cash for the three months ended March 31, 2008 and 2007, respectively.

Cash provided by financing activities was $0.4 million and 1.1 million for the three months ended March 31, 2008 and 2007, respectively. For the three months ended March 31, 2008, cash was provided by borrowings on bank debt. For the three months ended March 31, 2007, cash was provided by borrowings on bank debt and the exercise of stock options during the period.

There was no cash used by discontinued operations for the three months ended March 31, 2008. Cash used by discontinued operations was $0.9 million for the three months ended March 31, 2007. For the three months ended March 31, 2007, cash used related to payment of cash to Computron Software, LLC related to collection of their accounts receivable received by us and required to be returned to Computron Software, LLC in connection with the sale of our Enterprise Financials business in October 2006.

We have no significant capital commitments. Planned capital expenditures for the year 2008 are expected to be less than $0.5 million. Our aggregate minimum operating lease payments for 2008 will be approximately $1.2 million. We have $250,000 of remaining aggregate minimum royalties payable to third party software providers in accordance with 2008 agreements for third party software used in conjunction with our software. Future commitments to third party software providers are as follows:

(in thousands)
Year	Amount
2008	$250
2009	50
2010	—
2011	—
2012	—
Total	$300

AXS-One incurred a loss from continuing operations of $14.9 million and $19.6 million for the years ended December 31, 2007, and 2006, respectively, and a net loss of $2.2 million during the quarter ended March 31, 2008. We have not yet been able to obtain operating profitability from continuing operations and may not be able to be profitable on a quarterly or annual basis in the future. In addition, in their report prepared in conjunction with our December 31, 2007 financial statements, our independent registered public accounting firm, Amper, Politziner & Mattia P.C., included an explanatory paragraph stating that, because the Company has incurred recurring net losses, has an accumulated deficit and has a working capital deficiency as of December 31, 2007, there is substantial doubt about our ability to continue as a going concern. Management’s initiatives over the last two years, including the restructurings in December 2007, 2006 and prior years, the executive management salary reductions for all of 2007, the sale of the Enterprise Solutions business, securing additional convertible debt financing in May 2007 and November 2007, and the revised Silicon Valley Bank financing have been designed to improve operating results and liquidity and better position AXS-One to compete under current market conditions. However, we may in the future be required to seek new sources of financing or future accommodations from our existing lenders or other financial institutions, or we may seek equity infusions from private investors. Our ability to fund our operations is heavily dependent on the growth of our revenues over current levels to achieve profitable operations, particularly given the recent sale of the Enterprise Financials business, which historically was our profitable segment. We may also be required to further reduce operating costs in order to meet our obligations if deemed necessary. If we are unable to achieve profitable operations or secure additional sources of capital, there would be substantial doubt about our ability to fund future operations. Although the Company achieved the highest level of quarterly revenue in the history of its Records Compliance business during the three months ended March 31, 2008, there can be no assurance can be given that management’s initiatives will be successful or that any such additional sources of financing, lender accommodations, or equity infusions will be available on acceptable terms, or at all.

Silicon Valley Bank Financing

On March 6, 2007, the Company entered into a Fourth Loan Modification Agreement (the ‘‘Fourth Modification Agreement’’) with the Bank effective as of February 15, 2007 to amend and supplement its Amended and Restated Loan and Security Agreement dated as of September 13, 2005 between the Company and Silicon Valley Bank (the ‘‘Bank’’), as amended by the First Loan Modification Agreement dated as of March 14, 2006, the Second Loan Modification Agreement dated as of October 31, 2006, and the Third Loan Modification Agreement dated as of November 11, 2006 (as amended, the ‘‘Loan Agreement’’).

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

On July 18, 2007, the Company entered into a Second Amended and Restated Loan and Security Agreement with the Bank to amend and supplement the Loan Agreement (as amended, the ‘‘Second Amended Agreement’’). The Second Amended Agreement provides for a revolving line of credit in an amount equal to the lesser of $2.5 million or 80% of eligible gross domestic accounts receivable. Borrowings under the revolving line of credit bear interest at prime rate plus one quarter of one percent (0.25%) on the average gross daily financed account balance as long as the Company’s liquidity ratio (as described in the Second Amended Agreement) is above 1.30:1.00. Should the liquidity ratio fall below 1.30:1.00, the interest rate would increase to prime rate plus three quarters of one percent (0.75%) on the average gross daily financed account balance in addition to a monthly collateral handling fee of one quarter of one percent (0.25%) of the average monthly financed receivable balance. The Company is required to pay quarterly interest charges equal to 10% of the minimum net facility usage. If actual interest charges incurred exceed minimum, then no additional charge will be assessed. Loans under the Second Amended Agreement are secured by substantially all domestic assets of the Company. The maturity date of the loan was April 1, 2008. As described in greater detail in the Second Amended Agreement, the loan was subject to acceleration upon breach of: (i) a covenant tested quarterly requiring the Company’s net loss not to exceed $4.0 million, $2.8 million and $2.4 million for the quarters ended June 30, 2007, September 30, 2007 and December 31, 2007, respectively and (ii) other customary non-financial covenants.

For the months ended August 31, 2007 and September 30, 2007, the Company’s liquidity ratio was below 1.30:1.00. This increased the interest rate to prime rate plus three quarters of one percent (0.75%) in addition to a monthly collateral handling fee of one quarter of one percent (0.25%) of the average monthly financed receivable balance. For the months ended August 31, 2007 and September 30, 2007, the Company had no borrowings and therefore paid no more than the minimum required interest of 10% of the net facility usage. For the quarter ended September 30, 2007, the Company was not in compliance with the quarterly net loss of $2.8 million. On November 13, 2007, subject to receipt of at least $3.5 million in convertible notes financing which took place on November 16, 2007, the Bank waived such violation. The bank adjusted the net loss covenant to become a monthly net loss covenant not to exceed a rolling three month net loss, included a minimum license revenue amount for the fourth quarter of 2007 and increased the interest rate. The interest rate is now prime rate plus one and one-quarter percent (1.25%) in addition to a monthly collateral handling fee of one quarter of one percent (0.25%) of the average monthly financed receivable balance. If the Company’s liquidity ratio (as described in the Second Amended Agreement) is above 1.30:1.00, the interest rate decreases to prime rate plus three-quarters of one percent (0.75%).

On March 18, 2008, the Company and the Bank agreed to extend the term of the line of credit agreement through March 31, 2009 under essentially the same terms. The covenants remained a monthly net loss covenant not to exceed a rolling three month net loss and a quarterly minimum license revenue amount for the each quarter of 2008.

For the quarter ended March 31, 2008, the Company was in compliance with its rolling three month net loss covenant, but was not in compliance with its quarterly license revenue covenant. The Bank waived such violation and changed the covenants for future periods from a minimum license revenue covenant and minimum three month rolling net loss covenant to (a) a minimum three month rolling EBITDA covenant, (b) minimum cash and accounts receivable availability covenant and (c) a minimum equity infusion covenant of $500,000.

As of March 31, 2008, the Company has borrowing of $367,000, of which all has been repaid.

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

Each Series C noteholder also received a warrant to purchase a number of shares of AXS-One common stock equal to 100% of the principal amount of notes purchased. Each warrant has an exercise price of $0.01 per share and is exercisable at any time during the seven year period following the closing.

Critical Accounting Estimates

Our critical accounting policy is revenue recognition.

Revenue Recognition

The Company recognizes revenue in accordance with Statement of Position 97-2, ‘‘Software Revenue Recognition’’ (‘‘SOP 97-2’’), and Statement of Position 98-9, ‘‘Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions.’’ Revenue from non-cancelable software licenses is recognized when the license agreement has been signed, delivery has occurred, the fee is fixed or determinable and collectibility is probable. The Company recognizes license revenue from resellers when an end user has placed an order with the reseller and the above revenue recognition criteria have been met with respect to the reseller. In multiple element arrangements, the Company defers the vendor-specific objective evidence (‘‘VSOE’’) of fair value related to the undelivered elements and recognizes revenue on the delivered elements using the residual method. If VSOE of fair value does not exist for any undelivered element, the entire arrangement consideration is deferred until VSOE of fair value is determined for that undelivered element or the element is delivered. The most commonly deferred elements are initial maintenance and consulting services. Initial maintenance is recognized on a straight-line basis over the initial maintenance term. The VSOE of fair value of maintenance is determined by using a consistent percentage of maintenance fee to license fee based on renewal rates. Maintenance fees in subsequent years are recognized on a straight-line basis over the life of the applicable agreement. Maintenance contracts entitle the customer to hot-line support and all unspecified product upgrades released during the term of the maintenance contract. Upgrades include any and all unspecified patches or releases related to a licensed software product. Maintenance does not include implementation services to install these upgrades. The VSOE of fair value of services is determined by using an average consulting rate per hour for consulting services sold separately, multiplied by the estimate of hours required to complete the consulting engagement.

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

The Company’s arrangements do not generally include acceptance clauses. If however an arrangement includes an acceptance provision, acceptance occurs upon the earliest of receipt of a written customer acceptance or expiration of the acceptance period.

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

See our 2007 Annual Report on Form 10K for a detailed discussion of risk factors.

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

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2008. Based upon the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2008.

Internal controls over financial reporting

There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.    OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders

At the annual meeting of stockholders held on May 13, 2008, three proposals were voted upon and approved by the Company’s stockholders. A brief description of each proposal voted upon at the annual meeting and the number of votes cast for, against and withheld, as well as the number of abstentions and broker non-votes, as applicable, to each proposal are set forth below.

Proposal 1: Election of Directors.    The following directors were nominated and elected by the votes indicated:

	Votes For	Votes Withheld
William P. Lyons	33,353,334	1,143,213
Timothy P. Bacci	33,475,511	1,021,036
Anthony H. Bloom	33,472,169	1,024,378
Harold D. Copperman	33,472,169	1,024,378
Robert Migliorino	33,469,169	1,027,378
Allan Weingarten	33,467,269	1,029,278

Proposal 2: Approval of the 2008 Equity Incentive Plan.    The stockholders approved the AXS-One Inc. 2008 Equity Incentive Plan by the votes indicated:

Votes For	Votes Against	Abstentions	Broker Non-Votes
18,375,099	438,899	66,954	15,615,595

Proposal 3: Ratification of Appointment of Independent Registered Public Accounting Firm.    The stockholders ratified the appointment of Amper, Politziner & Mattia P.C. as the Company’s independent auditors for 2008 by the following vote:

Votes For	Votes Against	Abstentions
34,308,900	149,904	37,742

There were no broker non-votes regarding proposals 1 and 3. The foregoing proposals are described more fully in the Company’s proxy statement dated April 9, 2008, filed with the Securities and Exchange Commission pursuant to Section 14 (a) of the Securities Act of 1934, as amended, and the rules and regulations promulgated there under.

Item 5.    Other Information.

(a) The Company hereby discloses the following information otherwise required to be disclosed on Form 8-K:

Resignation of Director.    On May 11, 2008, Gennaro Vendome resigned from his position as a member of the Company’s board of directors. Mr. Vendome was not a candidate for re-election to the Board of Directors.

Approval of 2008 Equity Incentive Plan.    On March 21, 2008, the board of directors adopted, subject to stockholder approval, the AXS-One Inc. 2008 Equity Incentive Plan (the ‘‘2008 Plan’’). The 2008 Plan was approved by the Company’s stockholders on May 13, 2008 at the annual meeting of stockholders.

The 2008 Plan provides that the compensation committee of the Company’s board of directors may grant options in the form of non-statutory stock options and incentive stock options upon such terms as the compensation committee may determine. The 2008 Plan also provides that the compensation committee may grant restricted stock, restricted stock units, dividend equivalents and other stock-based awards. There is a maximum of 3,000,000 shares of the Company’s common stock available under the 2008 Plan.

The foregoing description of the 2008 Plan does not purport to be complete and is qualified in its entirety by reference to the 2008 Plan, a copy of which was filed with the Securities and Exchange Commission as an exhibit to the Company’s proxy statement for the 2008 annual meeting.

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

AXS-ONE INC.
Date: May 14, 2008	By:	/s/ William P. Lyons
William P. Lyons Chief Executive Officer and Chairman of the Board
	By:	/s/ Joseph P. Dwyer
Joseph P. Dwyer Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)