Form 10-Q
period 2008-06-30
AXS ONE INC
filed 2008-08-14
CIK 947427

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT
TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008          Commission File Number  0-26358

AXS-ONE INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-2966911 (I.R.S. Employer Identification No.)

301 Route 17 North Rutherford, New Jersey (Address of principal executive offices)	07070 (Zip Code)

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

YES ☒  NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐  NO ☒

Number of shares outstanding of the issuer’s common stock as of July 31, 2008:

Class	Number of Shares Outstanding

Common Stock, par value $0.01 per share	40,533,925

AXS-ONE INC.

PART I.  FINANCIAL INFORMATION

Item 1.	Financial Statements

AXS-ONE INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	June 30,	December 31,
	2008	2007
	(unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$831	$3,362
Restricted cash	—	7
Accounts receivable, net of allowance for doubtful accounts of $245 and $116 at June 30, 2008 and December 31, 2007, respectively	1,638	2,208
Prepaid expenses and other current assets	624	831

Total current assets	3,093	6,408

Equipment and leasehold improvements, at cost:
Computer and office equipment	2,011	2,039
Furniture and fixtures	603	599
Leasehold improvements	675	672

	3,289	3,310
Less – accumulated depreciation and amortization	3,097	3,057

	192	253

Other assets	276	283

	$3,561	$6,944

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Line of credit	$585	$—
Convertible debt, net of discount of $1,303 at June 30, 2008 (principally to related parties)	7,922	—
Accounts payable	842	1,138
Accrued expenses	3,348	3,796
Deferred revenue	3,397	3,233

Total current liabilities	16,094	8,167

Long-term liabilities:
Long-term convertible debt, net of discount of $1,918 at December 31, 2007 (principally to related parties)	—	7,037
Long-term deferred revenue	168	120
Other long-term liabilities	51	212

Total liabilities	16,313	15,536

Commitments and contingencies
Stockholders’ deficit:
Preferred stock, $.01 par value, authorized 5,000 shares, no shares issued and outstanding	—	—
Common stock, $.01 par value, authorized 125,000 shares; 40,534 and 39,686 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	405	397
Additional paid-in capital	91,956	91,311
Accumulated deficit	(104,838)	(100,108)
Accumulated other comprehensive loss	(275)	(192)

Total stockholders’ deficit	(12,752)	(8,592)

	$3,561	$6,944

The accompanying notes are an integral part of these consolidated financial statements.

AXS-ONE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(unaudited)

			Six Months Ended
	Three Months Ended June 30,		June 30,
	2008	2007	2008	2007

Revenues:
License fees	$1,058	$505	$2,543	$2,301
Services	2,343	2,013	4,752	3,911

Total revenues	3,401	2,518	7,295	6,212

Operating expenses:
Cost of license fees	76	124	186	245
Cost of services	1,120	1,460	2,359	2,831
Sales and marketing	1,798	1,937	3,480	4,059
Research and development	1,442	1,518	2,932	3,180
General and administrative	1,072	1,067	2,197	2,261

Total operating expenses	5,508	6,106	11,154	12,576

Operating loss	(2,107)	(3,588)	(3,859)	(6,364)

Other income (expense):
Interest income	3	45	20	114
Interest expense	(502)	(89)	(948)	(120)
Other income (expense), net	34	(25)	10	52

Total other income (expense), net	(465)	(69)	(918)	46

Loss before income taxes	(2,572)	(3,657)	(4,777)	(6,318)
Income tax benefit	(47)	—	(47)	—

Net loss	$(2,525)	$(3,657)	$(4,730)	$(6,318)

Basic & diluted net loss per common share:	$(0.07)	$(0.10)	$(0.12)	$(0.18)

Weighted average basic & diluted common shares outstanding	37,923	34,874	37,874	34,805

The accompanying notes are an integral part of these consolidated financial statements.

AXS-ONE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Net loss	$(2,525)	$(3,657)	$(4,730)	$(6,318)
Foreign currency translation adjustment	(67)	(15)	(83)	(27)

Comprehensive loss	$(2,592)	$(3,672)	$(4,813)	$(6,345)

The accompanying notes are an integral part of these consolidated financial statements.

AXS-ONE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended,
	June 30,
	2008	2007

Cash flows from operating activities:
Net loss	$(4,730)	$(6,318)
Adjustments to reconcile net loss to net cash flows used in continuing operating activities:
Depreciation and amortization	63	117
Provision for doubtful accounts, net	127	6
Stock based compensation expense	613	306
Gain on sale of assets, AXS-One South Africa	(38)	—
Non-cash interest expense	889	64
Changes in assets and liabilities:
Accounts receivable	415	494
Prepaid expenses and other current assets	279	387
Change in other assets	12	(178)
Accounts payable and accrued expenses	(931)	(556)
Deferred revenue	226	347

Net cash flows used in continuing operating activities	(3,075)	(5,331)

Cash flows from continuing investing activities:
Purchase of equipment and leasehold improvements	(23)	(94)

Net cash flows used in continuing investing activities	(23)	(94)

Cash flows from continuing financing activities:
Proceeds from exercise of stock options and warrants	1	128
Issuance of convertible debt	—	5,000
Payment of debt issuance costs	—	(92)
Borrowing under revolving line-of-credit	953	1,000
Repayment of revolving line-of-credit	(368)	(1,000)

Net cash flows provided by continuing financing activities	586	5,036
Cash flows from discontinued operations:
Net cash used in operating activities	—	(982)

Net cash flows used in discontinued operations	—	(982)
Foreign currency exchange rate effects on cash and cash equivalents	(19)	(8)

Net decrease in cash and cash equivalents	(2,531)	(1,379)
Cash and cash equivalents, beginning of period	3,362	7,492

Cash and cash equivalents, end of period	$831	$6,113

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$62	$57
Income taxes	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

(1)	OPERATIONS, BUSINESS CONDITIONS AND SIGNIFICANT ACCOUNTING POLICIES

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

The accompanying Consolidated Interim Financial Statements include the accounts of AXS-One Inc. and its wholly owned subsidiaries located in Australia, Singapore, South Africa (until May 12, 2008), and the United Kingdom (collectively, the “Company”). All intercompany transactions and balances have been eliminated.

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

The accompanying Consolidated Interim Financial Statements have been prepared pursuant to the rules and regulations of the SEC. Certain information and note disclosures normally contained in annual financial statements prepared in accordance with GAAP have been condensed or omitted, although the Company believes the disclosures made are adequate to make the information not misleading. These Consolidated Interim Financial Statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s 2007 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the three and six months ended June 30, 2008 are not necessarily indicative of results to be expected for the full year 2008 or any future periods.

The financial statements of the Company have been prepared on a “going concern” basis, which assumes the realization of assets and the liquidation of liabilities in the ordinary course of business. However, such realization of assets and liquidation of liabilities are subject to a significant number of uncertainties. There are a number of factors that have negatively impacted the Company’s liquidity, and may impact the Company’s ability to function as a going concern. The Company incurred losses from continuing operations of $14.9 million and $19.6 million for the years ended December 31, 2007 and 2006 respectively, and has generated a loss from operations of $3.9 million for the six months ended June 30, 2008. The Company has not yet been able to obtain operating profitability from continuing operations and may not be able to be profitable on a quarterly or annual basis in the future. Additionally, the Company had a cash balance of $0.8 million at June 30, 2008 and has a $1.0 million bank credit facility for which borrowing availability is limited to eligible accounts receivable, with availability under the credit line of $0.2 million. The Company had a working capital deficiency of $13.0 million as of June 30, 2008. These factors raise substantial doubt about the Company’s ability to continue as a going concern without a significant increase in revenue or decrease in operating expenses.

The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company has taken a number of actions during 2008, 2007 and 2006 to reduce operating expenses, streamline operations and raise operating capital. In July 2008, the Company raised an additional $2.1 million of convertible debt as described in Note 9 below. The Company’s 2008 operating plan reflects efficiencies which the Company believes can be realized to increase license and services revenue. Short and long-term liquidity require either significant improvement in operating results and/or obtaining additional capital. Although the Company achieved two of the three highest levels of quarterly revenue in the history of its Records Compliance Management business during the past two quarters ended March 31, 2008 and June 30, 2008, there can be no assurance that the Company’s plans to achieve adequate liquidity will be successful.

(b)	Revenue Recognition

The Company recognizes revenue in accordance with Statement of Position 97-2, “Software Revenue Recognition” (“SOP 97-2”), and Statement of Position 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions.” Revenue from non-cancelable software licenses is recognized when the license agreement has been signed, delivery has occurred, the fee is fixed or determinable and collectibility is probable. The Company recognizes license revenue from resellers when an end user has placed an order with the reseller and the above revenue recognition criteria have been met with respect to the reseller. In multiple element arrangements, the Company defers the vendor-specific objective evidence (“VSOE”) of fair value related to the undelivered elements and recognizes revenue on the delivered elements using the residual method. If VSOE of fair value does not exist for any undelivered element, the entire arrangement consideration is deferred until VSOE of fair value is determined for that undelivered element or the element is delivered. The most commonly deferred elements are initial maintenance and consulting services. Initial maintenance is recognized on a straight-line basis over the initial maintenance term. The VSOE of fair value of maintenance is determined by using a consistent percentage of maintenance fee to license fee based on renewal rates. Maintenance fees in subsequent years are recognized on a straight-line basis over the life of the applicable agreement. Maintenance contracts entitle the customer to hot-line support and all unspecified product upgrades released during the term of the maintenance contract. Upgrades include any and all unspecified patches or releases related to a licensed software product. Maintenance does not include implementation services to install these upgrades. The VSOE of fair value of services is determined by using an average consulting rate per hour for consulting services sold separately, multiplied by the estimate of hours required to complete the consulting engagement.

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

The Company’s arrangements do not generally include acceptance clauses. If, however, an arrangement includes an acceptance provision, acceptance occurs upon the earliest of receipt of a written customer acceptance or expiration of the acceptance period.

The majority of our training and consulting services are billed based on hourly rates. The Company generally recognizes revenue as these services are performed. However, when there is an arrangement that is based on a fixed fee or requires significant work to alter the underlying software so that the software performs as the customer requests, the Company recognizes the related revenue using the percentage of completion method of accounting. This requirement is infrequent. This would apply to our custom programming services, which are generally contracted on a fixed fee basis. Anticipated losses, if any, are charged to operations in the period such losses are determined to be probable.

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

The functional currency for foreign subsidiaries is the local currency. The results of operations for these foreign subsidiaries are translated from local currencies into U.S. dollars using the average exchange rates during each period. Assets and liabilities are translated using exchange rates at the end of the period with translation adjustments accumulated in stockholders’ equity (deficit). Intercompany loans are denominated in U.S. currency. All intercompany loans are considered of a long-term nature and therefore are accounted for in accordance with SFAS 52, “Foreign Currency Translation,” whereby foreign currency transaction gains and losses are recorded in cumulative foreign currency translation adjustment, a component of stockholders’ equity.

(d)	Stock-Based Compensation

The Company accounts for share-based awards granted to employees in accordance with Statement of Financial Accounting Standards No. 123R (revised 2004), “Share-Based Payment” (“SFAS 123R”), which requires that the costs resulting from all share-based payment transactions be recognized in the financial statements at their fair values. Total share-based compensation expense recorded in the Consolidated Statements of Operations for the three and six months ended June 30, 2008 was $0.4 million and $0.6 million, respectively, and for the three and six months ended June 30, 2007 were $0.1 million and $0.3 million, respectively.

On November 10, 2005, the FASB issued FASB Staff Position 123(R)-3 (“FSP 123R-3”), “Transition Election Related to Accounting for the Tax Effects of Share-based Payment Awards,” that provides an elective alternative transition method of calculating the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS 123R (the “APIC Pool”) to the method otherwise required by paragraph 81 of SFAS 123R. The Company is currently in a net tax loss position and has not realized any tax benefits under SFAS 123R. In addition, no stock options for which related deferred tax assets have been recorded have been exercised to date.

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

The table below presents the assumptions used to calculate the fair value of options granted during the three and six months ended June 30, 2008 and 2007.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Risk-free interest rate	2.84%	n/a	2.80%	n/a
Expected dividend yield	n/a	n/a	n/a	n/a
Expected lives	5 years	n/a	5 years	n/a
Expected volatility	66.10%	n/a	64.57%	n/a
Forfeiture rate	13.90%	n/a	13.90%	n/a
Weighted-average grant date fair value of options granted during the period	$0.20	n/a	$0.20	n/a

No stock options were granted during the three and six months ended June 30, 2007.

Stock Option Plans

The Company has four stock incentive plans: the 1995 Stock Option Plan (the 1995 Plan), the 1998 Stock Option Plan (the 1998 Plan), the 2005 Stock Incentive Plan (the 2005 Plan), and the 2008 Stock Incentive Plan (the 2008 Plan). Under the 1995 Plan, the Company could grant up to 4.5 million shares of common stock. The 1995 Plan has expired and no further options can be issued under this plan. Outstanding options under this plan will continue to vest. Under the 1998 Plan, the Company could grant stock options or stock appreciation rights to purchase an aggregate of up to 5 million shares of Common Stock. In accordance with June 2004 and May 2007 amendments, all shares under the 1998 Plan could also be used for restricted stock awards. The 1998 Plan has expired and no further grants can be made under this plan. Outstanding options under this plan will continue to vest. Under the 2005 Plan, the Company may grant stock options, stock appreciation rights and restricted stock to purchase an aggregate of up to 1.5 million shares of Common Stock. Under the 2008 Plan, the Company may grant stock options, restricted stock and other stock-based awards to purchase an aggregate of up to 3.0 million shares of Common Stock. All options granted under the foregoing plans expire ten years from the date of grant (or five years for statutory options granted to 10% stockholders), unless terminated earlier. Substantially all options vest over a four-year period. For a more detailed description of all stock incentive plans, refer to the Company’s 2007 Annual Report on Form 10-K or Form S-8 filed on June 6, 2008.

On February 1, 2008, the Company commenced a Tender Offer to employees to exchange for new options their outstanding options. The number of shares of common stock subject to new options to be granted to each option holder was equal to one-half of the number of shares subject to the options tendered. The offer expired on March 3, 2008. The Company accepted for exchange options to purchase an aggregate of 1,338,080 shares of Company common stock and granted new options to purchase an aggregate of 669,040 shares of Company common stock. The options were granted at the March 3, 2008 closing stock price of $0.44 per share with two year vesting. The Company valued the new options using the Black-Scholes option pricing model and subtracted the current fair value of the tendered options, which also used the Black-Scholes pricing model to arrive at the incremental fair value for the newly issued options. The incremental fair value of these options was $145,000 which will be expensed over the two year vesting period of the new options.

Stock option transactions for the six months ended June 30, 2008 under all plans are as follows:

				Aggregate
			Weighted	Intrinsic
	Number of	Weighted	Average	Value as of
	Shares	Average	Remaining	6/30/08
	(in thousands)	Exercise Price	Contractual Life	(in thousands)

Balance, December 31, 2007	3,806	$2.52
Granted	1,389	$0.38
Exercised	—	—
Forfeited	(167)	$0.84
Cancelled	(1,431)	$2.87

Balance, June 30, 2008	3,597	$1.63	6.66	$102

Vested and expected to vest at June 30, 2008	3,334	$1.73		$84
Exercisable at June 30, 2008	2,218	$2.34	4.88	$18

The total intrinsic value of stock options exercised during the three and six months ended June 30, 2008 and June 30, 2007 was zero and $46,000, respectively. As of June 30, 2008, there was approximately $436,000 of total unrecognized compensation cost related to stock options granted under the plans. That cost is expected to be recognized over a weighted-average period of 1.48 years.

A summary of stock options outstanding and exercisable as of June 30, 2008 follows:

Options Outstanding				Options Exercisable
	Number	Weighted average		Number
Range of	outstanding	remaining life	Weighted average	exercisable in	Weighted average
exercise prices	(in thousands)	(years)	exercise price	thousands	exercise price

$0.21 – $0.35	795	9.21	$0.33	115	$0.29
$0.38 – $0.53	879	7.64	$0.46	302	$0.51
$0.63 – $1.75	738	3.93	$1.02	658	$0.95
$1.80 – $3.78	281	6.30	$2.26	239	$2.31
$4.21 – $6.00	904	5.81	$4.22	904	$4.22

	3,597			2,218

Restricted Stock

Compensation expense for restricted stock is recorded based on its market value on the date of grant and recognized ratably over the associated service period, the period in which restrictions are removed. During the six months ended June 30, 2008 there were 800,000 shares of restricted stock granted with a fair value of $280,000. During the three and six months ended June 30, 2007, there were 165,000 and 315,000 shares, respectively of restricted stock granted, with fair values of $111,000 and $225,000, respectively. All shares were issued to employees or directors with four-year vesting. During the three and six months ended June 30, 2008 and June 30, 2007, there were 53,000 and 25,000 shares forfeited as a result of employee terminations. As of June 30, 2008, 2,589,000 restricted shares are unvested.

The following table summarizes transactions related to restricted stock for the six months ended June 30, 2008:

	Number of	Weighted
	shares	average price
	(in thousands)	per share

Balance, December 31, 2007	1,996	$0.89
Granted	800	$0.35
Vested	(155)	$1.67
Forfeited	(53)	$1.20

Balance, June 30, 2008	2,588	$0.67

As of June 30, 2008, there was approximately $1.1 million of total unrecognized compensation cost related to restricted stock granted under the plans. That cost is expected to be recognized over a weighted-average period of 1.01 years.

Stock options and restricted stock available for grant under all plans were 1,964,000 at June 30, 2008.

Warrants

As of June 30, 2008, the Company also had warrants to purchase 3,400,000 shares of common stock outstanding at a weighted average exercise price of $0.01. At June 30, 2008, all of these warrants were exercisable. Warrants to purchase 2,000,000 and 3,750,000 shares of common stock were issued in May 2007 and November 2007, respectively in connection with the convertible debt issuances described in Note 3. 2,450,000 of these warrants have been exercised. The expense related to these warrants will be amortized through the date of maturity of the convertible debt. 907,000 warrants issued in June 2005 expired in June 2008. The Company granted 100,000 warrants on May 22, 2008 to Sand Hill Finance in connection with the issuance of the new credit facility described in Note 2. The expense related to these warrants will be amortized over the one year life of the credit facility. 3,300,000 outstanding warrants expire in 2014 and 100,000 expire in 2015.

The following table summarizes transactions related to warrants for the three months ended June 30, 2008.

	Number of	Weighted
	shares	average price
	(in thousands)	per share

Balance, December 31, 2007	4,307	$0.43
Granted	100	$0.01
Exercised	(100)	$0.01
Expired	(907)	$2.03

Balance, June 30, 2008	3,400	$0.01

(d)	Income Taxes

The Company adopted the provisions of FASB Interpretation No. 48 (“FIN 48”) “Accounting for Uncertainty in Income Taxes”, on January 1, 2007. The adoption of FIN 48 had no impact on the Company’s financial position and statement of operations. As of June 30, 2008, there were no unrecognized tax benefits. As of January 1, 2008, the Company is subject to income tax examinations for its U.S. federal income taxes for the tax years 2005, 2006 and 2007 and for non-U.S. income taxes for the tax years 1999 through 2007.

(2)	REVOLVING LINES OF CREDIT

Silicon Valley Bank

On March 6, 2007, the Company entered into a Fourth Loan Modification Agreement (the “Fourth Modification Agreement”) with Silicon Valley Bank (the “Bank”) effective as of February 15, 2007 to amend and supplement its Amended and Restated Loan and Security Agreement dated as of September 13, 2005 between the Company and the Bank, as amended by the First Loan Modification Agreement dated as of March 14, 2006, the Second Loan Modification Agreement dated as of October 31, 2006, and the Third Loan Modification Agreement dated as of November 11, 2006 (as amended, the “Loan Agreement”).

On July 18, 2007, the Company entered into a Second Amended and Restated Loan and Security Agreement with the Bank to amend and supplement the Loan Agreement (as amended, the “Second Amended Agreement”). The Second Amended Agreement provided for a revolving line of credit in an amount equal to the lesser of $2.5 million or 80% of eligible gross domestic accounts receivable. Borrowings under the revolving line of credit bore interest at prime rate plus one quarter of one percent (0.25%) on the average gross daily financed account balance as long as the Company’s liquidity ratio (as described in the Second Amended Agreement) was above 1.30:1.00. Should the liquidity ratio fall below 1.30:1.00, the interest rate would have increased to prime rate plus three quarters of one percent (0.75%) on the average gross daily financed account balance in addition to a monthly collateral handling fee of one quarter of one percent (0.25%) of the average monthly financed receivable balance. The Company was required to pay quarterly interest charges equal to 10% of the minimum net facility usage. If actual interest charges incurred exceed minimum, then no additional charge would be assessed. Loans under the Second Amended Agreement were secured by substantially all domestic assets of the Company. The maturity date of the loan was April 1, 2008. As described in greater detail in the Second Amended Agreement, the loan was subject to acceleration upon breach of: (i) a covenant tested quarterly requiring the Company’s net loss not to exceed $4.0 million, $2.8 million and $2.4 million for the quarters ended June 30, 2007, September 30, 2007 and December 31, 2007, respectively and (ii) other customary non-financial covenants.

For the quarter ended September 30, 2007, the Company was not in compliance with the quarterly net loss covenant of $2.8 million. On November 13, 2007, subject to receipt of at least $3.5 million in convertible notes financing which took place on November 16, 2007, the Bank waived such violation. The bank adjusted the net loss covenant to become a monthly net loss covenant not to exceed a rolling three month net loss, included a minimum license revenue amount for the fourth quarter of 2007 and increased the interest rate. The interest rate changed to prime rate plus one and one-quarter percent (1.25%) in addition to a monthly collateral handling fee of one quarter of one percent (0.25%) of the average monthly financed receivable balance. If the Company’s liquidity ratio (as described in the Second Amended Agreement) was above 1.30:1.00, the interest rate would decrease to prime rate plus three-quarters of one percent (0.75%).

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

On May 22, 2008, the Company terminated the Second Amended Agreement with Silicon Valley Bank.

Sand Hill Finance

On May 22, 2008, the Company entered into a Financing Agreement (the “Financing Agreement”) with Sand Hill Finance, LLC (the “Lender”). Pursuant to the Financing Agreement, the Lender may advance the Company from time to time up to $1.0 million, based upon the sum of 80% of the face value of accounts receivable secured by the Lender from the Company from time to time at the Lender’s sole discretion. The security of such accounts receivable is with full recourse against the Company. Advances under the Financing Agreement bear interest at a rate of 1.58% per month. The Financing Agreement has a term of one year (with an evergreen annual renewal provision unless either party provides notice of termination) and contains certain customary affirmative and negative non-financial covenants. The negative covenants include restrictions on change of control, purchases and sales of assets, dividends (other than dividends payable in stock) and stock repurchases. Pursuant to the Financing Agreement, the Company pledged as collateral to the Lender substantially all of its assets.

As of June 30, 2008, the Company had borrowings of $585,000 outstanding pursuant to the Financing Agreement.

(3)	CONVERTIBLE NOTES

On May 29, 2007, the Company entered into a Convertible Note and Warrant Purchase Agreement (the “Purchase Agreement”) pursuant to which it sold and issued an aggregate of $5.0 million of convertible notes consisting of (i) $2.5 million of Series A 6% Secured Convertible Promissory Notes due May 29, 2009 and (ii) $2.5 million of Series B 6% Secured Convertible Promissory Notes due May 29, 2009, together with warrants to purchase an aggregate of 2 million shares of common stock of AXS-One. Net cash proceeds to AXS-One after transaction expenses were approximately $4.9 million. The notes and warrants were sold in a private placement under Rule 506 promulgated under the Securities Act of 1933, as amended, to three accredited investors.

The Series A notes mature on May 29, 2009, are convertible into AXS-One common stock at a fixed conversion rate of $1.00 per share, bear interest of 6% per annum and are secured by substantially all the assets of AXS-One. The Series B notes mature on May 29, 2009, are convertible into AXS-One common stock at a fixed conversion rate of $2.50 per share, bear interest of 6% per annum and are secured by substantially all the assets of AXS-One. The security interest of the noteholders has been subordinated to the security interest of AXS-One’s senior lender. Each series of notes may be converted at the option of the noteholder at any time prior to maturity.

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

The Series C notes will mature on May 29, 2009, are convertible into AXS-One common stock at a fixed conversion rate of $1.00 per share, bear interest of 6% per annum and are secured by substantially all the assets of AXS-One. The security interest of the Series C noteholders has been subordinated to the security interest of AXS-One’s senior lender and ranks pari passu with the Series A and Series B convertible notes issued on May 29, 2007. The Series C notes are convertible at the option of the noteholder at any time prior to maturity.

Each Series C noteholder also received a warrant to purchase a number of shares of AXS-One common stock equal to 100% of the principal amount of notes purchased. Each warrant has an exercise price of $0.01 per share and is exercisable at any time during the seven year period following the closing. The value of the warrants using the Black-Scholes model is $1.8 million using the following assumptions: issue date stock price of $0.50 per share, a risk free interest rate of 4.04%, a term of seven years and volatility of 63%. The Company calculated the relative value of warrants as a percent of value of the convertible debt and will record the relative value of $1.2 million as a discount to the convertible debt offset by an increase to additional-paid-in-capital. This amount will be amortized as interest expense over the eighteen month term of the convertible debt.

Convertible note details at June 30, 2008 are as follows (excluding the convertible notes issued on July 24, 2008):

	Face	Original	Accrued interest	Carrying amount	Carrying amount
(in thousands)	amount	discount	thru 6/30/08	as of 6/30/08	as of 12/31/07

May 29, 2007 agreement	$5,000	$(1,047)	$870	$4,823	$4,410
November 13, 2007 agreement	3,750	(1,238)	587	3,099	2,627

	$8,750	$(2,285)	$1,457	$7,922	$7,037

(4)	BASIC AND DILUTED NET INCOME (LOSS) PER COMMON SHARE

Basic and diluted net income (loss) per common share is presented in accordance with SFAS No. 128, “Earnings per Share” (“SFAS No. 128”). Basic net income (loss) per common share is based on the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share for the three months ended June 30, 2008 and 2007 does not include the effects of outstanding options to purchase 3,597,000 and 4,316,000 shares of common stock, respectively, 2,589,000 and 1,294,000 shares of restricted stock, respectively, and outstanding warrants to purchase 3,300,000 and 2,907,000 shares of common stock for each period, as the effect of their inclusion is anti-dilutive for the periods.

The following represents the reconciliation (which does not include non-vested restricted stock) of the shares used in the basic and diluted net loss per common share calculation for the three and six months ended June 30, 2008 and 2007:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2008	2007	2008	2007

Weighted-average basic common shares outstanding during the periods	37,923	34,874	37,874	34,805
Dilutive effect of stock options and warrants	—	—	—	—

Weighted-average diluted common shares outstanding during the periods	37,923	34,874	37,874	34,805

(5)	CONTINGENCIES

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

The activities related to the restructurings are as follows:

(in thousands)	2008

Restructuring liability at January 1, 2008	$86
Involuntary termination costs	—
Cash payments	(86)
Restructuring liability at June 30, 2008	$—

In addition to the restructuring cost stated above, the Company recognized expense of $645 in August 2007 relating to an Agreement and General Release with the Company’s former Executive Vice President, Research & Development. The short-term liability of $323 related to the agreement and general release is included in accrued expenses on the accompanying June 30, 2008 Consolidated Balance Sheet. The long-term liability of $51 related to the agreement and general release is included in other long-term liabilities on the accompanying June 30, 2008 Consolidated Balance Sheet. $271 has been paid prior to June 30, 2008.

(7)	FINANCIAL INFORMATION BY GEOGRAPHIC AREA

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

Revenues and long-lived assets for the Company’s United States, United Kingdom, Australia and Asia, and former South Africa continuing operations are as follows:

	Three Months Ended		Six Months Ended
(in thousands)	June 30,		June 30,
Revenues:(1)	2008	2007	2008	2007

United States	$2,478	$1,298	$5,517	$3,502
United Kingdom	434	798	849	1,679
Australia and Asia	462	288	836	701
South Africa	27	134	93	330

Total Consolidated	$3,401	$2,518	$7,295	$6,212

(1)	Revenues are attributed to geographic area based on location of sales office.

	June 30,	December 31,
Long-Lived Assets:	2008	2007

United States	$85	$124
United Kingdom	—	—
Australia and Asia	107	102
South Africa	—	27

Total Consolidated	$192	$253

(8)	SALE OF SOUTH AFRICAN SUBSIDIARIES

On May 12, 2008, the Company sold its Subsidiaries in South Africa, AXS-One (Proprietary) Ltd, and AXS-One African Solutions Ltd, to management and investors for $1. AXS-One South Africa had a net asset deficiency of $48,000 at the time of the sale and the Company incurred selling expenses of $10,000. The resulting estimated gain on sale of $38,000 was recorded as gain on sale in the Company’s second quarter financial results.

Subsequently, the Company signed a reseller agreement with AXS-One (Proprietary) Ltd to sell on a non-exclusive basis AXS-One products in Africa and the Middle East.

(9)	SUBSEQUENT EVENT

On July 24, 2008, the Company entered into a Convertible Note and Warrant Purchase Agreement pursuant to which it sold and issued an aggregate of $2.1 million of Series D 6% Secured Convertible Promissory Notes due May 29, 2009 together with warrants to purchase an aggregate of 4,200,000 shares of common stock of AXS-One at an exercise price of $.01 per share. Net cash proceeds to AXS-One after transaction expenses were approximately $2.05 million. The Series D notes and warrants were sold in a private placement under Rule 506 promulgated under the Securities Act of 1933, as amended, to accredited investors.

The Series D notes will mature on May 29, 2009, are convertible into AXS-One common stock at a fixed conversion rate of $1.00 per share, bear interest of 6% per annum and are secured by substantially all the assets of AXS-One. The security interest of the Series D noteholders has been subordinated to the security interest of Sand Hill Finance, AXS-One’s current senior lender and ranks pari passu with the Series A and Series B convertible notes issued on May 29, 2007 and the Series C convertible notes issued on November 13, 2007. The Series D notes are convertible at the option of the noteholder at any time prior to maturity.

Each Series D noteholder also received a warrant to purchase a number of shares of AXS-One common stock equal to 200% of the principal amount of notes purchased. Each warrant has an exercise price of $0.01 per share and is exercisable at any time during the seven year period following the closing. The value of the warrants using the Black-Scholes model is $1.8 million using the following assumptions: issue date stock price of $0.43 per share, a risk free interest rate of 3.49%, a term of seven years and volatility of 67%. The Company calculated the relative value of warrants as a percent of value of the convertible debt and will record the relative value of $1.1 million as a discount to the convertible debt offset by an increase to additional-paid-in-capital. This amount will be amortized as interest expense over the ten month term of the convertible debt.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Consolidated Interim Financial Statements and Notes thereto and is qualified in its entirety by reference thereto.

This Report contains statements of a forward-looking nature within the meaning of the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, relating to future events or the future financial performance of AXS-One. Investors are cautioned that actual events or results may differ materially. In evaluating such statements, investors should specifically consider the various factors identified in “Risk Factors” in our 2007 Annual Report on Form 10-K and subsequent SEC filings which could cause actual results to differ materially from those indicated by such forward-looking statements.

Overview

We are a leading provider of Records Compliance Management software designed to reduce the inherent risks associated with retaining and managing corporate records as well as to achieve efficiency in our customer’s business processes and to extend those efficiencies to their customers, suppliers and business partners. Our Records Compliance Management software — The AXS-One Compliance Platformtm — delivers an integrated archiving and electronic records management software solution that enables organizations to manage growing volumes of disparate electronic records, including e-mail and instant messages, images, voice, office documents, ERP-generated data such as SAP and electronic print reports. All records are archived and managed according to corporate records policies from initial capture and indexing through archival, search and ultimate destruction. These products have been developed and optimized to address global issues of regulatory compliance, corporate governance, litigation readiness, e-discovery, supervision and privacy as they relate to the retention and disposition of electronic records, as well as to significantly reduce infrastructure costs (primarily storage and associated management costs).

Our revenues are derived mainly from license fees from software license agreements entered into with our customers, including through resellers, for both our products and, to a lesser degree, third party products resold by us and services revenues from software maintenance agreements, training, consulting services including installation and custom programming. We also derive a small amount of revenue (0.8% and 5.0% of total revenues for the first six months of 2008 and 2007, respectively) from subscription revenue arrangements.

We are based in Rutherford, New Jersey with approximately 100 full-time employees in continuing operations, as of June 30, 2008, in offices worldwide, including Asia, Australia, the United Kingdom, the United States, and until May 12, 2008, South Africa. Our foreign offices generated approximately 24.4% and 43.6% of our total revenues for the six months ended June 30, 2008 and 2007, respectively. We expect that such revenues will continue to represent a significant percentage of our total revenues in the future. Most of our international license fees and services revenues are denominated in foreign currencies. Fluctuations in the value of foreign currencies relative to the US dollar in the future could result in fluctuations in our revenue.

We encounter competition for all of our products in all markets and compete primarily based on the quality of our products, our price, our customer service and our time to implement. The timing of the release of new products is also important to our ability to generate sales. During the second half of 2003, we launched our Records Compliance Management solution for e-mail and instant messaging archival and supervision in response to new regulatory requirements for financial institutions in the United States as well as to address the need to reduce costs in the e-mail management area. During 2007, we announced further significant development of the AXS-One Compliance Platform, focusing primarily on enhancements to address the growing market for litigation readiness and risk management. Version 3.7 was announced in November 2007 and introduced new and enhanced functionality including major enhancements to AXS-One Case Manager, enabling organizations to more easily preserve and manage electronic records, in line with litigation hold orders. It also introduced improved

.PST and file system archiving functionality, enhancements to Microsoft Exchange and Lotus Notes and Domino e-mail archiving modules (including support for Microsoft Exchange 2007 and Notes/Domino 8), significant enhancements to reporting and the introduction of an online monitoring dashboard as well as simplifying product administration and minimizing training requirements, by adopting native user interfaces. AXS-One believes that the enhancements and additional functionality made to the AXS-One Compliance Platform through 2007 continue to provide further competitive advantage, and means that the Company can offer its customers and prospective customers a broad suite of solutions that enable them to address their current enterprise needs and to scale to meet their future requirements. In June 2008, the Company announced the release of the Dynamic Data Migrator for companies switching e-mail platforms. The Company believes that the AXS-One Compliance Platform is increasingly attractive to partners and resellers and supports the needs of its channel strategy. This includes the company’s hosting and SaaS strategy. Leveraging the Company’s current archiving and electronic records management technology and initially available for organizations migrating from Lotus Notes to Microsoft Exchange, Dynamic Data Migrator reduces the costs and timelines associated with migration by providing continuous access to Notes e-mail directly from the user’s Outlook client without requiring messages to be converted to Exchange. The Company has filed a patent for Dynamic Data Migrator.

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

We have experienced, and may in the future experience, significant fluctuations in our quarterly and annual revenues, results of operations and cash flows. We believe that domestic and international operating results and cash flows will continue to fluctuate significantly in the future as a result of a variety of factors. For a description of these factors that may affect our operating results, see “Risk Factors” in our 2007 Annual Report on Form 10-K.

Results of Operations

The following table sets forth for the periods indicated, certain operating data, and data as a percentage of total revenues:

	Three Months Ended		Three Months Ended
	June 30, 2008		June 30, 2007
		Data as a		Data as a
	As	% of total	As	% of total
(in thousands)	Reported	revenue	Reported	revenue
	(Unaudited)		(Unaudited)

Revenues:
License fees	$1,058	31.1%	$505	20.1%
Services	2,343	68.9	2,013	79.9

Total revenues	3,401	100.0	2,518	100.0

Operating expenses:
Cost of license fees	76	2.2	124	4.9
Cost of services	1,120	32.9	1,460	58.0
Sales and marketing	1,798	52.9	1,937	76.9
Research and development	1,442	42.4	1,518	60.3
General and administrative	1,072	31.5	1,067	42.4

Total operating expenses	5,508	161.9	6,106	242.5

Operating loss	(2,107)	(61.9)	(3,588)	(142.5)
Other income (expense), net	(465)	(13.7)	(69)	(2.7)

Loss before income taxes	(2,572)	(75.6)	(3,657)	(145.2)
Income tax provision	(47)	(1.3)	—	—

Net loss	$(2,525)	(74.3)%	$(3,657)	(145.2)%

	Six Months Ended		Six Months Ended
	June 30, 2008		June 30, 2007
		Data as a		Data as a
	As	% of total	As	% of total
(in thousands)	Reported	revenue	Reported	revenue
	(Unaudited)		(Unaudited)

Revenues:
License fees	$2,543	34.9%	$2,301	37.0%
Services	4,752	65.1	3,911	63.0

Total revenues	7,295	100.0	6,212	100.0

Operating expenses:
Cost of license fees	186	2.5	245	3.9
Cost of services	2,359	32.3	2,831	45.6
Sales and marketing	3,480	47.7	4,059	65.3
Research and development	2,932	40.2	3,180	51.2
General and administrative	2,197	30.1	2,261	36.4

Total operating expenses	11,154	152.8	12,576	202.4

Operating loss	(3,859)	(52.8)	(6,364)	(102.4)
Other income (expense), net	(918)	(12.6)	46	0.7

Loss before income taxes	(4,777)	(65.4)	(6,318)	(101.7)
Income tax provision	(47)	(0.6)	—	—

Net loss	$(4,730)	(64.8)%	$(6,318)	(101.7)%

Comparison of Three Months Ended June 30, 2008 to 2007

Revenues

Total revenues increased $0.9 million or 35.1% for the three months ended June 30, 2008 as compared to the corresponding prior year period due to a $0.6 million increase in license revenue and a $0.3 million increase in service revenue. The Company achieved the third highest level of quarterly revenue in the history of its Record Compliance Management business during the three months ended June 30, 2008.

Total revenues for the three months ended June 30, 2008 included $0.6 million or 18.0% of total revenues from one customer. Total revenues for the three months ended June 30, 2007 included $0.5 million or 18.3% of total revenues from one customer.

The following table sets forth, for the periods indicated, each major category of our services revenues as a percentage of total services revenues:

	Three Months Ended June 30,
(dollars in thousands)	2008		2007
		% of		% of
	Amount	Total	Amount	Total

Maintenance	$1,540	65.7%	$1,330	66.1%
Consulting	774	33.1%	479	23.8%
Subscription revenue	29	1.2%	204	10.1%

Total services revenue	$2,343	100.0%	$2,013	100.0%

Maintenance revenue increased in the second quarter of 2008 compared with 2007 as a result of increased maintenance contracts from new license agreements in the prior four quarters. Consulting revenue increased substantially from the same period last year as a result of two large implementation projects. Additionally, utilization rates and professional service fees improved. Subscription revenue decreased as a result of the sale of the Company’s E-Delivery Service product (also known as T4), developed for the European travel industry, in the fourth quarter of 2007.

Operating Expenses

Cost of license fees consists primarily of amounts paid to third parties with respect to products we resell in conjunction with the licensing of our products. The elements can vary substantially from period to period as a percentage of license fees. Cost of license fees for the three months ended June 30, 2008 were lower than the same period last year due to lower usage and lower cost of third party software.

Cost of services consists primarily of personnel and third party costs for installation, consulting, training and customer support. Cost of services decreased $0.3 million or 23.3% for the three months ended June 30, 2008, as compared to the corresponding prior year period. The decrease for the three-month period was mainly due to headcount reductions as a result of the reduction in force implemented in the fourth quarter of 2007 and lower facility costs, offset slightly by an increased use of third party consultants. The service margin was 52.2% for the three months ended June 30, 2008 compared to 27.5% for the corresponding prior year period. This margin improvement was a result of higher consulting revenue, higher maintenance revenue and lower cost in the second quarter of 2008 versus the second quarter of 2007.

Sales and marketing expenses consist primarily of salaries, commissions and bonuses related to sales and marketing personnel, as well as travel and promotional expenses. Sales and marketing expenses were $0.1 million or 7.2% lower for the three months ended June 30, 2008, as compared to the corresponding prior year period. The decrease for the three-month period was primarily due to headcount reductions as a result of the reduction in force implemented in the fourth quarter of 2007 and by lower usage of third party consultants.

Research and development expenses consist primarily of personnel costs, costs of equipment, facilities and third party software development costs. Research and development expenses have been charged to operations as incurred. Research and development expenses were $0.1 million or 5.0% lower for the three months ended June 30, 2008, as compared to the comparable prior year period. The decrease for the three-month period was primarily due to lower headcount.

General and administrative expenses consist primarily of salaries for administrative, executive and financial personnel, and outside professional fees. General and administrative expenses were flat for the three months ended June 30, 2008 as compared to the corresponding prior year period as a result of lower professional service fees and lower Board of Director fees, offset somewhat by increased non-cash stock compensation expense.

Operating Loss

Operating loss improved by $1.5 million for the three months ended June 30, 2008 as compared to the corresponding prior year period as a result of higher sales revenue of $0.9 million and the reductions in operating expenses of $0.6 million due to the reasons described above.

Other Income (Expense), Net

Other income (expense), net decreased $0.4 million for the three months ended June 30, 2008, as compared to the same period in 2007. This decrease is a result of higher interest expense, including interest expense resulting from the discount of debt from the issuance of warrants, associated with the convertible debt issued on May 29, 2007 and November 13, 2007 and slightly lower interest income.

Net loss

The net loss was $2.5 million, or $(0.07) per diluted share for the three months ended June 30, 2008, as compared to $3.7 million or $(0.10) per diluted share for the three months ended June 30, 2007, for the reasons described above.

Comparison of Six Months Ended June 30, 2008 to 2007

Revenues

Total revenues increased $1.1 million or 17.4% for the six months ended June 30, 2008 as compared to the corresponding prior year period due to a $0.9 million increase in service revenue and a $0.2 million increase in license fees. The Company achieved two of the three highest levels of quarterly revenue in the history of its Record Compliance Management business during the first and second quarters of 2008.

Total revenues for the six months ended June 30, 2008 included $1.5 million or 20.7% of total revenues from one customer. Total revenues for the six months ended June 30, 2007 included $1.0 million, $0.8 million and $0.8 million or 16.5%, 13.5% and 12.7% respectively, of total revenues from three customers

The following table sets forth, for the periods indicated, each major category of our services revenues as a percentage of total services revenues:

	Six Months Ended June 30,
(dollars in thousands)	2008		2007
		% of		% of
	Amount	Total	Amount	Total

Maintenance	$3,026	63.7%	$2,644	67.6%
Consulting	1,667	35.1%	951	24.3%
Subscription revenue	59	1.2%	316	8.1%

Total services revenue	$4,752	100.0%	$3,911	100.0%

Maintenance revenue increased in the first half of 2008 compared with 2007 as a result of increased maintenance contracts from new license agreements in the prior four quarters as well as collection of past due maintenance revenue not recorded as revenue until collection. Consulting revenue increased substantially from the same period last year as a result of two large implementation projects. Additionally, utilization rates and professional service fees improved. Subscription revenue decreased as a result of the sale of the Company’s E-Delivery Service product (also known as T4), developed for the European travel industry, in the fourth quarter of 2007.

Operating Expenses

Cost of license fees consists primarily of amounts paid to third parties with respect to products we resell in conjunction with the licensing of our products. The elements can vary substantially from period to period as a percentage of license fees. Cost of license fees for the six months ended June 30, 2008 were $0.1 million or 24.1% lower than the same period last year due to lower usage and lower cost of third party software.

Cost of services consists primarily of personnel and third party costs for installation, consulting, training and customer support. Cost of services decreased $0.5 million or 16.7% for the six months ended June 30, 2008, as compared to the corresponding prior year period. The decrease for the six-month period was mainly due to headcount reductions as a result of the reduction in force implemented in the fourth quarter of 2007 and lower facility cost, offset slightly by an increased use of third party consultants. The service margin was 50.4% for the six months ended June 30, 2008 compared to 27.6% for the corresponding prior year period. This margin improvement was a result of higher consulting revenue, higher maintenance revenue and lower cost in the first half of 2008 versus the first half of 2007.

Sales and marketing expenses consist primarily of salaries, commissions and bonuses related to sales and marketing personnel, as well as travel and promotional expenses. Sales and marketing expenses were $0.6 million or 14.3% lower for the six months ended June 30, 2008, as compared to the corresponding prior year period. The decrease for the six-month period was primarily due to headcount reductions as a result of the reduction in force implemented in the fourth quarter of 2007 and by lower usage of third party consultants.

Research and development expenses consist primarily of personnel costs, costs of equipment, facilities and third party software development costs. Research and development expenses have been charged to operations as incurred. Research and development expenses were $0.2 million or 7.8% lower for the six months ended June 30, 2008, as compared to the comparable prior year period. The decrease for the six-month period was primarily due to lower headcount.

General and administrative expenses consist primarily of salaries for administrative, executive and financial personnel, and outside professional fees. General and administrative expenses were $0.1 million or 2.8% lower for six months ended June 30, 2008 as compared to the corresponding prior year period as a result of lower professional service fees and lower Board of Director fees, offset somewhat by increased non-cash stock compensation expense and bad debt expense.

Operating Loss

Operating loss improved by $2.5 million for the six months ended June 30, 2008 as compared to the corresponding prior year period as a result of the reductions in operating expenses of $1.4 million due to the reasons described above and higher sales revenue of $1.1 million.

Other Income (Expense), Net

Other income (expense), net decreased $1.0 million for the six months ended June 30, 2008, as compared to the same period in 2007. This decrease is a result of higher interest expense, including interest expense resulting from the discount of debt from the issuance of warrants, associated with the convertible debt issued on May 29, 2007 and November 13, 2007 and slightly lower interest income.

Net loss

The net loss was $4.7 million, or $(0.12) per diluted share for the six months ended June 30, 2008, as compared to $6.3 million or $(0.18) per diluted share for the six months ended June 30, 2007, for the reasons described above.

Liquidity and Capital Resources

Liquidity and Cash Flow

Our operating activities used cash of $3.1 million for the six months ended June 30, 2008 and $5.3 million for the six months ended June 30, 2007. Net cash used in operating activities during the six months ended June 30, 2008 is primarily the result of the net loss and a decrease in accounts payable and accrued expenses, offset slightly by non-cash interest expense, non-cash stock compensation expense, increased deferred revenue and decreased prepaid expenses and other current assets.

Our investing activities were negligible to cash for the six months ended June 30, 2008 and $0.1 million for the six months ended June 30, 2007.

Cash provided by financing activities was $0.6 million and $5.0 million for the six months ended June 30, 2008 and 2007, respectively. For the six months ended June 30, 2008, cash was provided by borrowings of bank debt. For the six months ended June 30, 2007, cash was provided by the issuance of convertible debt, described in more detail below, and the exercise of stock options during the period.

There was no cash used by discontinued operations for the six months ended June 30, 2008. Cash used by discontinued operations was $1.0 million for the six months ended June 30, 2007. For the six months ended June 30, 2007, cash used related to payment of cash to Computron Software, LLC related to collection of their accounts receivable received by us and required to be returned to Computron Software, LLC in connection with the sale of our Enterprise Financials business in October 2006.

We have no significant capital commitments. Planned capital expenditures for the year 2008 are expected to be less than $0.5 million. Our aggregate minimum operating lease payments for 2008 will be approximately $1.2 million. We have $75,000 of remaining aggregate minimum royalties payable to third party software providers in accordance with 2008 agreements for third party software used in conjunction with our software. Future commitments to third party software providers are as follows:

(in thousands)
Year	Amount

2008	$75
2009	50
2010	—
2011	—
2012	—

Total	$125

AXS-One incurred a loss from continuing operations of $14.9 million and $19.6 million for the years ended December 31, 2007, and 2006, respectively, and a net loss of $4.7 million during the six months ended June 30, 2008. We have not yet been able to obtain operating profitability from continuing operations and may not be able to be profitable on a quarterly or annual basis in the future. As of June 30, 2008, we had a cash balance of $0.8 million with additional borrowing availability under our bank credit line of $0.2 million. Subsequent to June 30, 2008, we raised an additional $2.1 million in a convertible debt financing as described below. In their report prepared in conjunction with our December 31, 2007 financial statements, our independent registered public accounting firm, Amper, Politziner & Mattia P.C., included an explanatory paragraph stating that, because the Company has incurred recurring net losses, has an accumulated deficit and has a working capital deficiency as of December 31, 2007, there is substantial doubt about our ability to continue as a going concern. Management’s initiatives over the last two years, including the restructurings in December 2007, 2006 and prior years, the executive management salary reductions for all of 2007, the sale of the Enterprise Solutions business, securing additional convertible debt financing in May 2007, November 2007 and July 2008, and the Sand Hill Bank financing have been designed to improve operating results and liquidity and better position AXS-One to compete under current market conditions. However, we may in the future be required to seek new sources of financing or future accommodations from our existing lenders or other financial institutions, or we may seek equity infusions from private investors. Our ability to fund our operations is heavily dependent on the growth of our revenues over current levels to achieve profitable operations. We may also be required to further reduce operating costs in order to meet our obligations if deemed necessary. If we are unable to achieve profitable operations or secure additional sources of capital, there would be substantial doubt about our ability to fund future operations. Although the Company achieved two of the three highest levels of quarterly revenue in the history of its Records Compliance Management business during the first two quarters of 2008, there can be no assurance that management’s initiatives will be successful or that any such additional sources of financing, lender accommodations, or equity infusions will be available on acceptable terms, or at all.

Silicon Valley Bank Financing

On March 6, 2007, the Company entered into a Fourth Loan Modification Agreement (the “Fourth Modification Agreement”) with Silicon Valley Bank (the “Bank”) effective as of February 15, 2007 to amend and supplement its Amended and Restated Loan and Security Agreement dated as of September 13, 2005 between the Company and the Bank, as amended by the First Loan Modification Agreement dated as of March 14, 2006, the Second Loan Modification Agreement dated as of October 31, 2006, and the Third Loan Modification Agreement dated as of November 11, 2006 (as amended, the “Loan Agreement”).

On July 18, 2007, the Company entered into a Second Amended and Restated Loan and Security Agreement with the Bank to amend and supplement the Loan Agreement (as amended, the “Second Amended Agreement”). The Second Amended Agreement provided for a revolving line of credit in an amount equal to the lesser of $2.5 million or 80% of eligible gross domestic accounts receivable. Borrowings under the revolving line of credit bore interest at prime rate plus one quarter of one percent (0.25%) on the average gross daily financed account balance as long as the Company’s liquidity ratio (as described in the Second Amended Agreement) was above 1.30:1.00. Should the liquidity ratio fall below 1.30:1.00, the interest rate would have increased to prime rate plus three quarters of one percent (0.75%) on the average gross daily financed account balance in addition to a monthly collateral handling fee of one quarter of one percent (0.25%) of the average monthly financed receivable balance. The Company was required to pay quarterly interest charges equal to 10% of the minimum net facility usage. If actual interest charges incurred exceed minimum, then no additional charge would be assessed. Loans under the Second Amended Agreement were secured by substantially all domestic assets of the Company. The maturity date of the loan was April 1, 2008. As described in greater detail in the Second Amended Agreement, the loan was subject to acceleration upon breach of: (i) a covenant tested quarterly requiring the Company’s net loss not to exceed $4.0 million, $2.8 million and $2.4 million for the quarters ended June 30, 2007, September 30, 2007 and December 31, 2007, respectively and (ii) other customary non-financial covenants.

For the quarter ended September 30, 2007, the Company was not in compliance with the quarterly net loss covenant of $2.8 million. On November 13, 2007, subject to receipt of at least $3.5 million in convertible notes financing which took place on November 16, 2007, the Bank waived such violation. The bank adjusted the net loss covenant to become a monthly net loss covenant not to exceed a rolling three month net loss, included a minimum license revenue amount for the fourth quarter of 2007 and increased the interest rate. The interest rate changed to prime rate plus one and one-quarter percent (1.25%) in addition to a monthly collateral handling fee of one quarter of one percent (0.25%) of the average monthly financed receivable balance. If the Company’s liquidity ratio (as described in the Second Amended Agreement) was above 1.30:1.00, the interest rate would decrease to prime rate plus three-quarters of one percent (0.75%).

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

On May 22, 2008, the Company terminated the Second Amended Agreement with Silicon Valley Bank.

Sand Hill Finance

On May 22, 2008, the Company entered into a Financing Agreement (the “Financing Agreement”) with Sand Hill Finance, LLC (the “Lender”). Pursuant to the Financing Agreement, the Lender may advance the Company from time to time up to $1.0 million, based upon the sum of 80% of the face value of accounts receivable secured by the Lender from the Company from time to time at the Lender’s sole discretion. The security of such accounts receivable is with full recourse against the Company. Advances under the Financing Agreement bear interest at a rate of 1.58% per month. The Financing Agreement has a term of one year (with an evergreen annual renewal provision unless either party provides notice of termination) and contains certain customary affirmative and negative non-financial covenants. The negative covenants include restrictions on change of control, purchases and sales of assets, dividends (other than dividends payable in stock) and stock repurchases. Pursuant to the Financing Agreement, the Company pledged as collateral to the Lender substantially all of its assets.

As of June 30, 2008, the Company had borrowings of $585,000 outstanding pursuant to the Financing Agreement.

Secured Convertible Note Financing

On May 29, 2007, the Company entered into a Convertible Note and Warrant Purchase Agreement (the “Purchase Agreement”) pursuant to which it sold and issued an aggregate of $5.0 million of convertible notes consisting of (i) $2.5 million of Series A 6% Secured Convertible Promissory Notes due May 29, 2009 and (ii) $2.5 million of Series B 6% Secured Convertible Promissory Notes due May 29, 2009, together with warrants to purchase an aggregate of 2 million shares of common stock of AXS-One. Net cash proceeds to AXS-One after transaction expenses were approximately $4.9 million. The notes and warrants were sold in a private placement under Rule 506 promulgated under the Securities Act of 1933, as amended, to three accredited investors.

The Series A notes mature on May 29, 2009, are convertible into AXS-One common stock at a fixed conversion rate of $1.00 per share, bear interest of 6% per annum and are secured by substantially all the assets of AXS-One. The Series B notes mature on May 29, 2009, are convertible into AXS-One common stock at a fixed conversion rate of $2.50 per share, bear interest of 6% per annum and are secured by substantially all the assets of AXS-One. The security interest of the noteholders has been subordinated to the security interest of AXS-One’s senior lender. Each series of notes may be converted at the option of the noteholder at any time prior to maturity.

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

The Series C notes will mature on May 29, 2009, are convertible into AXS-One common stock at a fixed conversion rate of $1.00 per share, bear interest of 6% per annum and are secured by substantially all the assets of AXS-One. The security interest of the Series C noteholders has been subordinated to the security interest of AXS-One’s senior lender and ranks pari passu with the Series A and Series B convertible notes issued on May 29, 2007. The Series C notes are convertible at the option of the noteholder at any time prior to maturity.

Each Series C noteholder also received a warrant to purchase a number of shares of AXS-One common stock equal to 100% of the principal amount of notes purchased. Each warrant has an exercise price of $0.01 per share and is exercisable at any time during the seven year period following the closing.

On July 24, 2008, the Company entered into a Convertible Note and Warrant Purchase Agreement pursuant to which it sold and issued an aggregate of $2.1 million of Series D 6% Secured Convertible Promissory Notes due May 29, 2009 together with warrants to purchase an aggregate of 4,200,000 shares of common stock of AXS-One at an exercise price of $.01 per share. Net cash proceeds to AXS-One after transaction expenses were approximately $2.05 million. The Series D notes and warrants were sold in a private placement under Rule 506 promulgated under the Securities Act of 1933, as amended, to accredited investors.

The Series D notes will mature on May 29, 2009, are convertible into AXS-One common stock at a fixed conversion rate of $1.00 per share, bear interest of 6% per annum and are secured by substantially all the assets of AXS-One. The security interest of the Series D noteholders has been subordinated to the security interest of Sand Hill Finance, AXS-One’s current senior lender and ranks pari passu with the Series A and Series B convertible notes issued on May 29, 2007 and the Series C convertible notes issued on November 13, 2007. The Series D notes are convertible at the option of the noteholder at any time prior to maturity.

Each Series D noteholder also received a warrant to purchase a number of shares of AXS-One common stock equal to 200% of the principal amount of notes purchased. Each warrant has an exercise price of $0.01 per share and is exercisable at any time during the seven year period following the closing.

Critical Accounting Estimates

Our critical accounting policy is revenue recognition.

Revenue Recognition

The Company recognizes revenue in accordance with Statement of Position 97-2, “Software Revenue Recognition” (“SOP 97-2”), and Statement of Position 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions.” Revenue from non-cancelable software licenses is recognized when the license agreement has been signed, delivery has occurred, the fee is fixed or determinable and collectibility is probable. The Company recognizes license revenue from resellers when an end user has placed an order with the reseller and the above revenue recognition criteria have been met with respect to the reseller. In multiple element arrangements, the Company defers the vendor-specific objective evidence (“VSOE”) of fair value related to the undelivered elements and recognizes revenue on the delivered elements using the residual method. If VSOE of fair value does not exist for any undelivered element, the entire arrangement consideration is deferred until VSOE of fair value is determined for that undelivered element or the element is delivered. The most commonly deferred elements are initial maintenance and consulting services. Initial maintenance is recognized on a straight-line basis over the initial maintenance term. The VSOE of fair value of maintenance is determined by using a consistent percentage of maintenance fee to license fee based on renewal rates. Maintenance fees in subsequent years are recognized on a straight-line basis over the life of the applicable agreement. Maintenance contracts entitle the customer to hot-line support and all unspecified product upgrades released during the term of the maintenance contract. Upgrades include any and all unspecified patches or releases related to a licensed software product. Maintenance does not include implementation services to install these upgrades. The VSOE of fair value of services is determined by using an average consulting rate per hour for consulting services sold separately, multiplied by the estimate of hours required to complete the consulting engagement.

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

The Company’s arrangements do not generally include acceptance clauses. If, however, an arrangement includes an acceptance provision, acceptance occurs upon the earliest of receipt of a written customer acceptance or expiration of the acceptance period.

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

In accordance with EITF Issue No. 01-14, “Income Statement Characterization of Reimbursement Received for ’Out of Pocket’ Expenses Incurred,” reimbursements received for out-of-pocket expenses incurred are classified as services revenue in the Consolidated Statements of Operations.

Recently Issued Accounting Standards

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“FAS 141R”), which replaces FASB Statement No. 141. FAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non controlling interest in the acquiree, and the goodwill acquired. FAS 141R also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. FAS 141R is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008, which will be our fiscal year beginning

January 1, 2009. We are currently evaluating the potential impact, if any, of the adoption of FAS 141R on our consolidated financial position, results of operations and cash flows.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51” (“FAS 160”), which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. FAS 160 is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008, which will be our fiscal year beginning January 1, 2009. We are currently evaluating the potential impact, if any, of the adoption of FAS 160 on our consolidated financial position, results of operations and cash flows.

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

Evaluation of disclosure controls and procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” in Rule 13a-15(e). In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2008. Based upon the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2008.

Internal controls over financial reporting

There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

There were no broker non-votes regarding proposals 1 and 3. The foregoing proposals are described more fully in the Company’s proxy statement dated April 9, 2008, filed with the Securities and Exchange Commission pursuant to Section 14 (a) of the Securities Act of 1934, as amended, and the rules and regulations promulgated thereunder.

Item 5.	Other Information.

Compensation Matters Related to Internal Revenue Code Section 409A

On August 12, 2008, in response to final regulations issued in connection with Internal Revenue Code (“Code”) Section 409A and in order to preserve intended tax and financial benefits related to the Company’s compensation, severance and bonus arrangements, the Company entered into: (i) a First Amendment to Employment Agreement amending the Employment Agreement dated as of April 21, 2004, between the Company and William Lyons, (ii) a First Amendment to Employment Agreement amending the Employment Agreement dated as of February 15, 2007, between the Company and Joseph P. Dwyer, and (iii) an Amendment to Offer of Employment Letter amending the Offer of Employment Letter dated as of September 4, 2007, between the Company and Phillip L. Rugani (collectively, the “Amendments”).

The Amendments, which do not alter the scope of the financial or related benefits contained in the applicable agreements, among other things, (i) provide that any bonus shall be paid no later than the 15th day of the third month following the end of the calendar year in which the bonus was payable, (ii) conform the provisions relating to a termination without “Good Cause”, for “Good Reason” and following a “Change of Control” to the Code §409A safe harbor provisions by conditioning severance payments on a requirement that such events constitute an “Involuntary Separation of Service” (as defined for purposes of Code §409A), (iii) conform the timing of severance and other payments to the requirements of Code §409A and related regulations and (iv) make certain other revisions consistent with the requirements of Code §409A and related regulations.

The foregoing description of the Amendments does not purport to be complete and is qualified in its entirety by reference to such Amendments, copies of which are filed as Exhibits 10.1, 10.2 and 10.3 hereto and are incorporated herein by reference.

Item 6.  Exhibits

Exhibit 10.1	First Amendment to Employment Agreement – William Lyons
Exhibit 10.2	First Amendment to Employment Agreement – Joseph P. Dwyer
Exhibit 10.3	Amendment to Offer of Employment Letter – Philip Rugani
Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification – William P. Lyons
Exhibit 31.2	Rule 13a-14(a)/15d-14(a) Certification – Joseph P. Dwyer
Exhibit 32	Officer Certifications under 18 USC 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AXS-ONE INC.

Date: August 14, 2008	By:	/s/ William P. Lyons

William P. Lyons
Chief Executive Officer and
Chairman of the Board

	By:	/s/ Joseph P. Dwyer

Joseph P. Dwyer
Executive Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer)