Form 10-Q
period 2008-09-30
AXS ONE INC
filed 2008-11-13
CIK 947427

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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
YES ☑       NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐      NO ☑
Number of shares outstanding of the issuer’s common stock as of October 31, 2008:

Class	Number of Shares Outstanding
Common Stock, par value $0.01 per share	40,961,425

AXS-ONE INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
AXS-ONE INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	September 30,	December 31,
	2008	2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,157	$3,362
Restricted cash	—	7
Accounts receivable, net of allowance for doubtful accounts of $216 and $116 at September 30, 2008 and December 31, 2007, respectively	2,619	2,208
Prepaid expenses and other current assets	641	831

Total current assets	4,417	6,408

Equipment and leasehold improvements, at cost:
Computer and office equipment	2,009	2,039
Furniture and fixtures	596	599
Leasehold improvements	671	672

	3,276	3,310
Less—accumulated depreciation and amortization	3,104	3,057

	172	253

Other assets	237	283

	$4,826	$6,944

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Line of credit	$949	$—
Convertible debt, net of discount of $1,769 at September 30, 2008 (principally to related parties)	9,717	—
Accounts payable	1,016	1,138
Accrued expenses	3,100	3,796
Deferred revenue	3,296	3,233

Total current liabilities	18,078	8,167

Long-term liabilities:
Long-term convertible debt, net of discount of $1,918 at December 31, 2007 (principally to related parties)	—	7,037
Long-term deferred revenue	197	120
Other long-term liabilities	—	212

Total liabilities	18,275	15,536

Commitments and contingencies Stockholders’ deficit:
Preferred stock, $.01 par value, authorized 5,000 shares, no shares issued and outstanding	—	—
Common stock, $.01 par value, authorized 125,000 shares; 40,961 and 39,686 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	409	397
Additional paid-in capital	93,182	91,311
Accumulated deficit	(106,849)	(100,108)
Accumulated other comprehensive loss	(191)	(192)

Total stockholders’ deficit	(13,449)	(8,592)

	$4,826	$6,944

The accompanying notes are an integral part of these consolidated financial statements.

AXS-ONE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenues:
License fees	$1,556	$544	$4,099	$2,845
Services	2,120	1,950	6,872	5,861

Total revenues	3,676	2,494	10,971	8,706

Operating expenses:
Cost of license fees	85	126	271	371
Cost of services	1,008	1,381	3,367	4,212
Sales and marketing	1,720	2,047	5,200	6,106
Research and development	1,322	2,200	4,254	5,380
General and administrative	840	1,038	3,037	3,299

Total operating expenses	4,975	6,792	16,129	19,368

Operating loss	(1,299)	(4,298)	(5,158)	(10,662)

Other income (expense):
Interest income	5	46	25	160
Interest expense	(684)	(203)	(1,632)	(323)
Other income (expense), net	(31)	(82)	(21)	(30)

Total other income (expense), net	(710)	(239)	(1,628)	(193)

Loss before income taxes	(2,009)	(4,537)	(6,786)	(10,855)
Income tax provision/(benefit)	1	39	(46)	39

Net loss	$(2,010)	$(4,576)	$(6,740)	$(10,894)

Basic & diluted net loss per common share:	$(0.05)	$(0.13)	$(0.18)	$(0.31)

Weighted average basic & diluted common shares outstanding	38,352	35,038	38,034	34,885

The accompanying notes are an integral part of these consolidated financial statements.

AXS-ONE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net loss	$(2,010)	$(4,576)	$(6,740)	$(10,894)
Foreign currency translation adjustment	84	(22)	1	(49)

Comprehensive loss	$(1,926)	$(4,598)	$(6,739)	$(10,943)

The accompanying notes are an integral part of these consolidated financial statements.

AXS-ONE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended,
	September 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(6,740)	$(10,894)
Adjustments to reconcile net loss to net cash flows used in continuing operating activities:
Depreciation and amortization	84	167
Provision for doubtful accounts, net	112	8
Stock based compensation expense	876	418
Gain on sale of assets, AXS-One South Africa	(38)	—
Loss on sale of fixed assets	—	65
Non-cash interest expense	1,561	259
Changes in assets and liabilities
Accounts receivable	(656)	661
Prepaid expenses and other current assets	229	488
Change in other assets	43	(152)
Accounts payable and accrued expenses	(900)	81
Deferred revenue	262	(72)

Net cash flows used in continuing operating activities	(5,167)	(8,971)

Cash flows from continuing investing activities:
Proceeds from sale of fixed assets	—	25
Purchase of equipment and leasehold improvements	(39)	(127)

Net cash flows used in continuing investing activities	(39)	(102)

Cash flows from continuing financing activities:
Proceeds from exercise of stock options and warrants	8	168
Issuance of convertible debt	2,100	5,000
Payment of debt issuance costs	—	(129)
Borrowing under revolving line-of-credit	2,421	1,000
Repayment of revolving line-of-credit	(1,472)	(1,000)

Net cash flows provided by continuing financing activities	3,057	5,039
Cash flows from discontinued operations:
Net cash used in operating activities	—	(989)

Net cash flows used in discontinued operations	—	(989)
Foreign currency exchange rate effects on cash and cash equivalents	(56)	36

Net decrease in cash and cash equivalents	(2,205)	(4,987)
Cash and cash equivalents, beginning of period	3,362	7,492

Cash and cash equivalents, end of period	$1,157	$2,505

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$62	$65
Income taxes	$—	$(43)
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
The unaudited Consolidated Interim Financial Statements have been prepared by the Company in accordance with US generally accepted accounting principles and, in the opinion of management, contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair presentation of these Consolidated Interim Financial Statements. The preparation of these Consolidated Interim Financial Statements in conformity with US generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Consolidated Interim Financial Statements and the reported amounts of revenues and expenses during the periods presented. Actual results could differ from those estimates. Some of the significant estimates involve determination of VSOE of fair value for revenue, allowance for doubtful accounts, accrued expenses, provision for income taxes in foreign jurisdictions, assessment of contingencies, and compensation expense pursuant to SFAS No. 123R.
The accompanying Consolidated Interim Financial Statements have been prepared pursuant to the rules and regulations of the SEC. Certain information and note disclosures normally contained in annual financial statements prepared in accordance with GAAP have been condensed or omitted, although the Company believes the disclosures made are adequate to make the information not misleading. These Consolidated Interim Financial Statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s 2007 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the three and nine months ended September 30, 2008 are not necessarily indicative of results to be expected for the full year 2008 or any future periods.
The financial statements of the Company have been prepared on a “going concern” basis, which assumes the realization of assets and the liquidation of liabilities in the ordinary course of business. However, such realization of assets and liquidation of liabilities are subject to a significant number of uncertainties. There are a number of factors that have negatively impacted the Company’s liquidity, and may impact the Company’s ability to function as a going concern. The Company incurred losses from continuing operations of $14.9 million and $19.6 million for the years ended December 31, 2007 and 2006 respectively, and has generated a loss from operations of $5.2 million for the nine months ended September 30, 2008. The Company has not yet been able to obtain operating profitability from continuing operations and may not be profitable on a quarterly or annual basis in the future. Additionally, the Company had a cash balance of $1.2 million at September 30, 2008 and has a $1.0 million bank credit facility for which borrowing availability is limited to eligible accounts receivable, with availability under the credit line at September 30, 2008 of $0.1 million. The Company had a working capital deficiency of $13.6 million on September 30, 2008. In their report prepared in conjunction with our December 31, 2007 financial statements, our independent registered public accounting firm, Amper, Politziner & Mattia LLP, included an explanatory paragraph stating that, because the Company has incurred recurring net losses, has an accumulated deficit and has a working capital deficiency as of December 31, 2007, there is substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
The Company has taken a number of actions during 2008, 2007 and 2006 to reduce operating expenses, streamline operations and raise operating capital. In July and October 2008, the Company raised an additional $2.1 million and $1.1 million respectively, of convertible debt as described in footnotes 3 and 9. Short and long-term liquidity require either significant improvement in operating results and/or obtaining additional capital. The Company’s convertible debt, aggregating $13 million, becomes due on May 29, 2009. If these notes are not converted to equity prior to the maturity date, there is doubt that we would have the capital to pay these notes, and accordingly would need a concession from the note holders to revise the terms of such notes. Although the Company achieved three of the four highest levels of quarterly revenue in the history of its Records Compliance Management business during the first three quarters of 2008, there can be no assurance that the Company’s plans to achieve adequate liquidity will be successful.
(b) Revenue Recognition
The Company recognizes revenue in accordance with Statement of Position 97-2, “Software Revenue Recognition” (“SOP 97-2”), and Statement of Position 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions.” Revenue from non-cancelable software licenses is generally recognized when the license agreement has been signed, delivery has occurred, the fee is fixed or determinable and collectability is probable. The Company recognizes license revenue from resellers when an end user has placed an order with the reseller and the above revenue recognition criteria have been met with respect to the reseller. In multiple element arrangements, the Company defers the vendor-specific objective evidence (“VSOE”) of fair value related to the undelivered elements and recognizes revenue on the delivered elements using the residual method. If VSOE of fair value does not exist for any undelivered element, the entire arrangement consideration is deferred until VSOE of fair value is determined for that undelivered element or the element is delivered. The most commonly deferred elements are initial maintenance and consulting services. Initial maintenance is recognized on a straight-line basis over the initial maintenance term. The VSOE of fair value of maintenance is determined by using a consistent percentage of maintenance fee to license fee based on renewal rates. Maintenance fees in subsequent years are recognized on a straight-line basis over the life of the applicable agreement. Maintenance contracts entitle the customer to hot-line support and all unspecified product upgrades released during the term of the maintenance contract. Upgrades include any and all unspecified patches or releases related to a licensed software product. Maintenance does not include implementation services to install these upgrades. The VSOE of fair value of services is determined by using an average consulting rate per hour for consulting services sold separately, multiplied by the estimate of hours required to complete the consulting engagement.
Delivery of software generally occurs when the product (on CDs) is delivered to a common carrier. Occasionally, delivery occurs through electronic means where the software is made available through our secure File Transfer Protocol (FTP) site. The Company generally does not offer any customers or resellers a right of return.
For software license, services and maintenance revenue, the Company assesses whether the fee is fixed and determinable and whether or not collection is probable based on the payment terms associated with the transaction and the credit-worthiness of the customer. If a significant portion of a fee is due after our normal payment terms, which are 30 to 90 days from invoice date, the fee is considered not fixed and determinable. In these cases, the Company recognizes revenue as the fees become due and collectability is probable.
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
The majority of our training and consulting services are billed based on hourly rates. The Company generally recognizes revenue as these services are performed. However, when there is an arrangement that is based on a fixed fee or requires significant work to alter the underlying software so that the software performs as the customer requests, the Company recognizes the related revenue using the percentage of completion method of accounting. This requirement is infrequent. This would apply to our custom programming services, which are generally contracted on a fixed fee basis. Anticipated gains or losses, if any, are charged to operations in the period such gains or losses are determined to be probable.
Revenues from transaction fees associated with subscription arrangements, billable on a per transaction basis and included in services revenue on the Consolidated Statements of Operations, are recognized based on the actual number of transactions processed during the period. This product line was sold on December 31, 2007.
In accordance with EITF Issue No. 01-14, “Income Statement Characterization of Reimbursement Received for ‘Out of Pocket’ Expenses Incurred,” reimbursements received for out-of-pocket expenses incurred are classified as services revenue in the Consolidated Statements of Operations.
(c) Foreign Currency Translation
The functional currency for foreign subsidiaries is the local currency. The results of operations for these foreign subsidiaries are translated from local currencies into U.S. dollars using the average exchange rates during each period with translation adjustments accumulated in stockholders’ equity (deficit). Assets and liabilities are translated using exchange rates at the end of the period with translation adjustments accumulated in stockholders’ equity (deficit). Intercompany loans are denominated in U.S. currency. All intercompany loans are considered of a long-term nature and therefore are accounted for in accordance with SFAS 52, “Foreign Currency Translation,” whereby foreign currency transaction gains and losses are recorded in cumulative foreign currency translation adjustment, a component of stockholders’ equity.
(d) Stock-Based Compensation
The Company accounts for share-based awards granted to employees in accordance with Statement of Financial Accounting Standards No. 123R (revised 2004), “Share-Based Payment” (“SFAS 123R”), which requires that the costs resulting from all share-based payment transactions be recognized as an expense in the financial statements at their fair values. Total share-based compensation expense recorded in the Consolidated Statements of Operations for the three and nine months ended September 30, 2008 was $0.3 million and $0.9 million, respectively, and for the three and nine months ended September 30, 2007 were $0.1 million and $0.4 million, respectively.
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

The fair value of options granted is estimated on the date of grant using a Black-Scholes option pricing model. Expected volatilities are calculated in part based on the historical volatility of the Company’s stock. Management monitors employee termination patterns to estimate forfeiture rates within the valuation model. The expected life of options represents the period of time that options granted are expected to be outstanding. The risk-free interest rate for periods within the expected life of the option is based on the interest rate of a 5-year U.S. Treasury note in effect on the date of the grant.
The table below presents the assumptions used to calculate the fair value of options granted during the three and nine months ended September 30, 2008 and 2007.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Risk-free interest rate	n/a	n/a	2.80%	n/a
Expected dividend yield	n/a	n/a	n/a	n/a
Expected lives	n/a	n/a	5 years	n/a
Expected volatility	n/a	n/a	64.57%	n/a
Forfeiture rate	n/a	n/a	13.90%	n/a
Weighted-average grant date fair value of	n/a
options granted during the period	n/a	n/a	$0.20	n/a
No stock options were granted during the three months ended September 30, 2008 and the three and nine months ended September 30, 2007.
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
Stock option transactions for the nine months ended September 30, 2008 under all plans are as follows:

			Weighted	Aggregate
		Weighted	average	intrinsic value as
	Number of shares	average	remaining	of 9/30/08
	(in thousands)	exercise price	contractual life	(in thousands)
Balance, December 31, 2007	3,806	$2.52
Granted	1,389	$0.38
Exercised	—	—
Forfeited	(211)	$0.75
Cancelled	(1,637)	$2.61
Balance, September 30, 2008	3,347	$1.70	6.49	$—
Vested and expected to vest at September 30, 2008	3,103	$1.80
Exercisable at September 30, 2008	2,061	$2.47	4.68	$—
Total stock option expense recorded in the Consolidated Statements of Operations for the three and nine months ended September 30, 2008 was $48,000 and $184,000, respectively, and for the three and nine months ended September 30, 2007 were $9,000 and $129,000, respectively. The total intrinsic value of stock options exercised during the three and nine months ended September 30, 2008 were zero compared to $33,000 and $80,000 for the three and nine months ended September 30, 2007. As of September 30, 2008, there was approximately $358,000 of total unrecognized compensation cost related to stock options granted under the plans. That cost is expected to be recognized over a weighted-average period of 1.31 years.
A summary of stock options outstanding and exercisable as of September 30, 2008 follows:

Options Outstanding				Options Exercisable
		Weighted
	Number	average		Number
Range of	outstanding	remaining life	Weighted average	exercisable	Weighted average
exercise prices	(in thousands)	(years)	exercise price	in thousands	exercise price

$0.30 — $0.35	688	9.13	$0.34	48	$0.34
$0.44 — $0.53	820	7.79	$0.46	243	$0.51
$0.63 — $1.75	681	3.63	$1.03	641	$0.99
$1.80 — $3.78	254	6.07	$2.24	225	$2.27
$4.21 — $6.00	904	5.56	$4.22	904	$4.22

	3,347			2,061

Restricted Stock
Compensation expense for restricted stock is recorded based on its market value on the date of grant and recognized ratably over the associated service period, the period in which restrictions are removed. During the three and nine months ended September 30, 2008 there were zero and 800,000 shares respectively of restricted stock granted with a fair value of zero and $280,000 respectively. During the three and nine months ended September 30, 2007, there were 500,000 and 815,000 shares respectively of restricted stock granted, with fair values of $350,000 and $575,000 respectively. All shares were issued to employees or directors with one to four-year vesting. During the nine months ended September 30, 2008 and September 30, 2007, there were 225,000 and 30,000 shares forfeited as a result of employee terminations and director resignations. As of September 30, 2008, 2,291,000 restricted shares are unvested.
The following table summarizes transactions related to restricted stock for the nine months ended September 30, 2008:

		Weighted
	Number of shares	average price
	(in thousands)	per share
Balance, December 31, 2007	1,996	$0.89
Granted	800	$0.35
Vested	(280)	$1.24
Forfeited	(225)	$0.60

Balance, September 30, 2008	2,291	$0.69

Total restricted stock expense recorded in the Consolidated Statements of Operations for the three and nine months ended September 30, 2008 was $214,000 and $691,000, respectively, and for the three and nine months ended September 30, 2007 were $103,000 and $290,000, respectively. As of September 30, 2008, there was approximately $0.8 million of total unrecognized compensation cost related to restricted stock granted under the plans. That cost is expected to be recognized over a weighted-average period of 0.81 years.
Stock options and restricted stock available for grant under all plans were 1,964,000 at September 30, 2008.
Warrants
As of September 30, 2008, the Company also had warrants to purchase 7,000,000 shares of common stock outstanding at a weighted average exercise price of $0.01. At September 30, 2008, all of these warrants were exercisable. Warrants to purchase 2,000,000, 3,750,000 and 4,200,000 shares of common stock were issued in May 2007, November 2007 and July 2008 respectively in connection with the convertible debt issuances described in Note 3. 3,050,000 of these warrants have been exercised. The expense related to these warrants will be amortized through the date of maturity of the convertible debt. 907,000 warrants issued in June 2005 expired in June 2008. The Company granted 100,000 warrants on May 22, 2008 to Sand Hill Finance in connection with the issuance of the new credit facility described in Note 2. The expense related to these warrants will be amortized over the one year life of the credit facility. 3,300,000 outstanding warrants expire in 2014 and 3,700,000 expire in 2015.
The following table summarizes transactions related to warrants for the nine months ended September 30, 2008.

		Weighted
		average price
(in thousands)	Number of shares	per share
Balance, December 31, 2007	4,307	$0.43
Granted	4,300	$0.01
Exercised	(700)	$0.01
Expired	(907)	$2.03

Balance, September 30, 2008	7,000	$0.01

(e) Income Taxes
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
On July 18, 2007, the Company entered into a Second Amended and Restated Loan and Security Agreement with the Bank to amend and supplement the Loan Agreement (as amended, the “Second Amended Agreement”). The Second Amended Agreement provided for a revolving line of credit in an amount equal to the lesser of $2.5 million or 80% of eligible gross domestic accounts receivable. Borrowings under the revolving line of credit bore interest at prime rate plus one quarter of one percent (0.25%) on the average gross daily financed account balance as long as the Company’s liquidity ratio (as described in the Second Amended Agreement) was above 1.30:1.00. If the liquidity ratio fell below 1.30:1.00, the interest rate would have increased to prime rate plus three quarters of one percent (0.75%) on the average gross daily financed account balance in addition to a monthly collateral handling fee of one quarter of one percent (0.25%) of the average monthly financed receivable balance. The Company was required to pay quarterly interest charges equal to 10% of the minimum net facility usage. If actual interest charges incurred exceed minimum, then no additional charge would be assessed. Loans under the Second Amended Agreement were secured by substantially all domestic assets of the Company. The maturity date of the loan was April 1, 2008. As described in greater detail in the Second Amended Agreement, the loan was subject to acceleration upon breach of: (i) a covenant tested quarterly requiring the Company’s net loss not to exceed $4.0 million, $2.8 million and $2.4 million for the quarters ended June 30, 2007, September 30, 2007 and December 31, 2007, respectively and (ii) other customary non-financial covenants.
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
On May 22, 2008, the Company terminated the Second Amended Agreement with Silicon Valley Bank and all amounts outstanding were fully paid.

Sand Hill Finance
On May 22, 2008, the Company entered into a Financing Agreement (the “Financing Agreement”) with Sand Hill Finance, LLC (the “Lender”). Pursuant to the Financing Agreement, the Lender may advance the Company from time to time up to $1.0 million, based upon the sum of 80% of the face value of accounts receivable secured by the Lender from the Company at the Lender’s sole discretion. The security of such accounts receivable is with full recourse against the Company. Advances under the Financing Agreement bear interest at a rate of 1.58% per month. The Financing Agreement has a term of one year (with an evergreen annual renewal provision unless either party provides notice of termination) and contains certain customary affirmative and negative non-financial covenants. The negative covenants include restrictions on change of control, purchases and sales of assets, dividends (other than dividends payable in stock) and stock repurchases. Pursuant to the Financing Agreement, the Company pledged as collateral to the Lender substantially all of its assets.
As of September 30, 2008, the Company had borrowings of $949,000 outstanding pursuant to the Financing Agreement and had remaining availability of $51,000.
(3) CONVERTIBLE NOTES
On May 29, 2007, the Company entered into a Convertible Note and Warrant Purchase Agreement (the ''Purchase Agreement’’) pursuant to which it sold and issued an aggregate of $5.0 million of convertible notes consisting of (i) $2.5 million of Series A 6% Secured Convertible Promissory Notes due May 29, 2009 and (ii) $2.5 million of Series B 6% Secured Convertible Promissory Notes due May 29, 2009, together with warrants to purchase an aggregate of 2 million shares of common stock of AXS-One. Net cash proceeds to AXS-One after transaction expenses were approximately $4.9 million. The notes and warrants were sold in a private placement under Rule 506 promulgated under the Securities Act of 1933, as amended, to three accredited investors.
The Series A notes mature on May 29, 2009, are convertible into AXS-One common stock at a fixed conversion rate of $1.00 per share, bear interest of 6% per annum and are secured by substantially all the assets of AXS-One. The Series B notes mature on May 29, 2009, are convertible into AXS-One common stock at a fixed conversion rate of $2.50 per share, bear interest of 6% per annum and are secured by substantially all the assets of AXS-One. The security interest of the note holders has been subordinated to the security interest of AXS-One’s senior lender. Each series of notes may be converted at the option of the note holder at any time prior to maturity.
Each note holder received a warrant to purchase a number of shares of AXS-One common stock equal to 40% of the principal amount of notes purchased. Each warrant has an exercise price of $0.01 per share and is exercisable at any time through May 29, 2014. The value of the warrants using the Black-Scholes model is $1.3 million using the following assumptions; issue date stock price of $0.66 per share, a risk-free interest rate of 4.59%, a term of seven years and volatility of 66%. The Company calculated the relative value of warrants as a percent of value of the convertible debt and recorded the relative value of $1 million as a discount to the convertible debt offset by an increase to additional-paid-in-capital. This amount is being amortized as interest expense over the two year term of the convertible debt.
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

The Series C notes will mature on May 29, 2009, are convertible into AXS-One common stock at a fixed conversion rate of $1.00 per share, bear interest of 6% per annum and are secured by substantially all the assets of AXS-One. The security interest of the Series C note holders has been subordinated to the security interest of AXS-One’s senior lender and ranks pari passu with the Series A and Series B convertible notes issued on May 29, 2007. The Series C notes are convertible at the option of the note holder at any time prior to maturity.
Each Series C note holder also received a warrant to purchase a number of shares of AXS-One common stock equal to 100% of the principal amount of notes purchased. Each warrant has an exercise price of $0.01 per share and is exercisable at any time during the seven year period following the closing. The value of the warrants using the Black-Scholes model is $1.8 million using the following assumptions: issue date stock price of $0.50 per share, a risk free interest rate of 4.04%, a term of seven years and volatility of 63%. The Company calculated the relative value of warrants as a percent of value of the convertible debt and recorded the relative value of $1.2 million as a discount to the convertible debt offset by an increase to additional-paid-in-capital. This amount is being amortized as interest expense over the eighteen month term of the convertible debt.
On July 24, 2008, the Company entered into a Convertible Note and Warrant Purchase Agreement pursuant to which it sold and issued an aggregate of $2.1 million of Series D 6% Secured Convertible Promissory Notes due May 29, 2009 together with warrants to purchase an aggregate of 4,200,000 shares of common stock of AXS-One at an exercise price of $0.01 per share. Net cash proceeds to AXS-One after transaction expenses were approximately $2.05 million. The Series D notes and warrants were sold in a private placement under Rule 506 promulgated under the Securities Act of 1933, as amended, to accredited investors.
The Series D notes will mature on May 29, 2009, are convertible into AXS-One common stock at a fixed conversion rate of $1.00 per share, bear interest of 6% per annum and are secured by substantially all the assets of AXS-One. The security interest of the Series D note holders has been subordinated to the security interest of AXS-One’s current senior lender and ranks pari passu with the Series A and Series B convertible notes issued on May 29, 2007 and the Series C convertible notes issued on November 13, 2007. The Series D notes are convertible at the option of the note holder at any time prior to maturity.
Each Series D note holder also received a warrant to purchase a number of shares of AXS-One common stock equal to 200% of the principal amount of notes purchased. Each warrant has an exercise price of $0.01 per share and is exercisable at any time during the seven year period following the closing. The value of the warrants using the Black-Scholes model is $1.8 million using the following assumptions: issue date stock price of $0.43 per share, a risk free interest rate of 3.49%, a term of seven years and volatility of 67%. The Company calculated the relative value of warrants as a percent of value of the convertible debt and will record the relative value of $1.1 million as a discount to the convertible debt offset by an increase to additional-paid-in-capital. This amount will be amortized as interest expense over the ten month term of the convertible debt.
Convertible note details at September 30, 2008 are as follows:

			Accrued	Amortization	Carrying	Carrying
	Face	Original	interest thru	of warrants	amount as	amount as of
(in thousands)	amount	discount	9/30/08	thru 9/30/08	of 9/30/08	12/31/07
May 29, 2007 agreement	$5,000	$(1,047)	$413	$671	$5,037	$4,410
November 13, 2007 agreement	3,750	(1,238)	200	643	3,355	2,627
July 24, 2008 agreement	2,100	(961)	23	163	1,325	—

	$10,850	$(3,246)	$636	$1,477	$9,717	$7,037

(4) BASIC AND DILUTED NET INCOME (LOSS) PER COMMON SHARE

Basic and diluted net income (loss) per common share is presented in accordance with SFAS No. 128, “Earnings per Share” (“SFAS No. 128”). Basic net income (loss) per common share is based on the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share for the three and nine months ended September 30, 2008 and 2007 does not include the effects of outstanding options to purchase 3,347,000 and 4,084,000 shares of common stock, respectively, 2,291,000 and 1,690,000 shares of restricted stock, respectively, and outstanding warrants to purchase 7,000,000 and 2,107,000 shares of common stock for each period, as the effect of their inclusion is anti-dilutive for the periods.
The following represents the reconciliation (which does not include non-vested restricted stock) of the shares used in the basic and diluted net loss per common share calculation for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Weighted-average basic common shares outstanding during the periods	38,352	35,038	38,034	34,885
Dilutive effect of stock options and warrants	—	—	—	—

Weighted-average diluted common shares outstanding during the periods	38,352	35,038	38,034	34,885

(5) CONTINGENCIES
Historically, the Company has been involved in disputes and/or litigation encountered in its normal course of business. The Company believes that the ultimate outcome of these proceedings will not have a material adverse effect on the Company’s business, consolidated financial condition, results of operations or cash flows.
(6) RESTRUCTURING AND OTHER COSTS
In December 2007, in order to reduce operating costs to better position itself in the current market, the Company eliminated 10 positions from continuing operations. The Company recorded a charge to operations of $468,000 in 2007 related to involuntary termination benefits to be paid to the terminated employees. Approximately $382,000 of the 2007 restructuring costs had been paid as of December 31, 2007. The remaining liability of $86,000 was paid in the first quarter of 2008.
The activities related to the restructurings are as follows:

2008
Restructuring liability at January 1, 2008	$86
Involuntary termination costs	—
Cash payments	(86)

Restructuring liability at September 30, 2008	$—

In addition to the restructuring cost stated above, the Company recognized expense of $645 in August 2007 relating to an Agreement and General Release with the Company’s former Executive Vice President, Research & Development. The short-term liability of $295 related to the agreement and general release is included in accrued expenses on the accompanying September 30, 2008 Consolidated Balance Sheet.$350 has been paid prior to September 30, 2008.
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
Revenues and long-lived assets for the Company’s United States, United Kingdom, Australia and Asia, and former South Africa continuing operations are as follows:

(in thousands)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Revenues: (1)	2008	2007	2008	2007
United States	$2,487	$1,257	$8,004	$4,759
United Kingdom	465	554	1,314	2,233
Australia and Asia	724	578	1,560	1,279
South Africa	—	105	93	435

Total Consolidated	$3,676	$2,494	$10,971	$8,706

(1)	Revenues are attributed to geographic area based on location of sales office.

	September 30,	December 31,
Long-Lived Assets:	2008	2007
United States	$82	$124
United Kingdom	3	—
Australia and Asia	87	102
South Africa	—	27

Total Consolidated	$172	$253

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
(9) SUBSEQUENT EVENT
On October 30, 2008, the Company entered into a Convertible Note and Warrant Purchase Agreement pursuant to which it sold and issued an aggregate of $1.1 million of Series E 6% Secured Convertible Promissory Notes due May 29, 2009 together with warrants to purchase an aggregate of 3,300,000 shares of common stock of AXS-One at an exercise price of $.01 per share. Net cash proceeds to AXS-One after transaction expenses were approximately $1.0 million. The Series E notes and warrants were sold in a private placement under Rule 506 promulgated under the Securities Act of 1933, as amended, to accredited investors.

The Series E notes will mature on May 29, 2009, are convertible into AXS-One common stock at a fixed conversion rate of $1.00 per share, bear interest of 6% per annum and are secured by substantially all the assets of AXS-One. The security interest of the Series E note holders has been subordinated to the security interest of Sand Hill Finance, AXS-One’s current senior lender and ranks pari passu with the Series A and Series B convertible notes issued on May 29, 2007, the Series C convertible notes issued on November 16, 2007 and the Series D convertible notes issued on July 24, 2008. The Series E notes are convertible at the option of the note holder at any time prior to maturity.
Each Series E note holder also received a warrant to purchase a number of shares of AXS-One common stock equal to 300% of the principal amount of notes purchased. Each warrant has an exercise price of $0.01 per share and is exercisable at any time during the seven year period following the closing. The value of the warrants using the Black-Scholes model is $0.6 million using the following assumptions: issue date stock price of $0.18 per share, a risk free interest rate of 2.88%, a term of seven years and volatility of 70%. The Company calculated the relative value of warrants as a percent of value of the convertible debt and will record the relative value of $0.4 million as a discount to the convertible debt offset by an increase to additional-paid-in-capital. This amount will be amortized as interest expense over the seven month term of the convertible debt.
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
Overview
We are a leading provider of Records Compliance Management software designed to reduce the inherent risks associated with retaining and managing corporate records as well as to achieve efficiency in our customer’s business processes. Our Records Compliance Management software — The AXS-One Compliance Platform™ — delivers an integrated content archiving and electronic records management software solution that enables organizations to manage growing volumes of disparate electronic records, including e-mail and instant messages, images, voice, office documents, ERP-generated data such as SAP and electronic print reports. All records are archived and managed according to corporate records policies from initial capture and indexing through archival, search and ultimate destruction. These products have been developed and optimized to address global issues of regulatory compliance, corporate governance, litigation readiness, e-discovery, supervision and privacy as they relate to the retention and disposition of electronic records, as well as to significantly reduce infrastructure costs associated with the retention and management of electronic records (primarily storage and associated management costs).
Our revenues are derived mainly from license fees from software license agreements entered into with our customers, including through resellers, for both our products and, to a lesser degree, third party products resold by us and services revenues from software maintenance agreements, training, consulting services including installation and custom programming. We also derive a small amount of revenue (0.7% and 5.0% of total revenues for the first nine months of 2008 and 2007, respectively) from subscription revenue arrangements.

We are based in Rutherford, New Jersey with 104 full-time employees in continuing operations, as of September 30, 2008, in offices worldwide, including Asia, Australia, the United Kingdom, the United States, and until May 12, 2008, South Africa. Our foreign offices generated 27.0% and 45.3% of our total revenues for the nine months ended September 30, 2008 and 2007, respectively. We expect that such revenues will continue to represent a significant percentage of our total revenues in the future. Most of our international license fees and services revenues are denominated in foreign currencies. Fluctuations in the value of foreign currencies relative to the US dollar in the future could result in fluctuations in our revenue.
We encounter competition for all of our products in all markets and compete primarily based on the quality of our products, our price, our customer service and our time to implement. The timing of the release of new products is also important to our ability to generate sales. During the second half of 2003, we launched our Records Compliance Management solution for e-mail and instant messaging archival and supervision in response to new regulatory requirements for financial institutions in the United States as well as to address the need to reduce costs in the e-mail management area. During 2007, we announced further significant development of the AXS-One Compliance Platform, focusing primarily on enhancements to address the growing market for litigation readiness and risk management. Version 3.7 was announced in November 2007 and introduced new and enhanced functionality including major enhancements to AXS-One Case Manager, enabling organizations to more easily preserve and manage electronic records, in line with litigation hold orders. It also introduced improved .PST and file system archiving functionality, enhancements to Microsoft Exchange and Lotus Notes and Domino e-mail archiving modules (including support for Microsoft Exchange 2007 and Notes/Domino 8), significant enhancements to reporting and the introduction of an online monitoring dashboard as well as simplifying product administration and minimizing training requirements, by adopting native user interfaces. AXS-One believes that the enhancements and additional functionality made to the AXS-One Compliance Platform continue to provide further competitive advantage, and mean that the Company can offer its customers and prospective customers a broad suite of solutions that enable them to address their current enterprise needs and to scale to meet their future requirements. In June 2008, the Company announced the release of the Dynamic Data Migrator™ for companies switching e-mail platforms. The Company believes that the AXS-One Compliance Platform is increasingly attractive to partners and resellers and supports the needs of its channel strategy. This includes the company’s hosting and SaaS strategy. Leveraging the Company’s current archiving and electronic records management technology and initially available for organizations migrating from Lotus Notes to Microsoft Exchange, Dynamic Data Migrator reduces the costs and timelines associated with migration by providing continuous access to Notes e-mail directly from the user’s Outlook client without requiring messages to be converted to Exchange. The Company has filed a patent for Dynamic Data Migrator.
Our future ability to grow revenue will be directly affected by continued price competition and our ability to sell systems to new customers and develop growing recurring maintenance revenue. Our growth rate and total revenues also depend significantly on selling services to existing customers as well as our ability to expand our customer base and to respond successfully to the pace of technological change. In order to expand our customer base, we have been actively seeking partnerships with resellers to supplement our direct sales force. During 2007, AXS-One continued to expand its technology and reseller partnerships around the world. This included establishing a relationship with IBM as a reseller of its products in a hosted environment. The Company also continued to train and support existing partners and, as a result, was able to record its first sales in Japan and developed a number of large prospects in China as well as in India, where the Company recorded its first sales in 2006.
Applications built on AXS-One’s set of archiving and workflow products have been deployed as electronic bill presentment and document delivery solutions (e-delivery), self-service information systems, Internet report publishing and distribution solutions, customer service solutions, Internet-enabled information reconciliation solutions, and transaction confirmation solutions. These solutions are typically implemented in a timely manner, thus providing a rapid time-to-value. The AXS-One E-Delivery Service (also known as T4), developed for the European travel industry, went live during 2005. On December 31, 2007, this product line was sold for $150,000 to be paid in 2008. Fifty percent will be paid in twelve months and 50% will be paid based on the purchaser’s ability to extend certain contracts with key customers. The receivable relating to this sale is fully reserved. Revenue from this product line was $575,000 in 2007. No gain has been recorded on this sale in 2007 or 2008.
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
Results of Operations
The following table sets forth for the periods indicated, certain operating data, and data as a percentage of total revenues:

	Three Months Ended		Three Months Ended
	September 30, 2008		September 30, 2007
		Data as a		Data as a
	As	% of total	As	% of total
(in thousands)	Reported	revenue	Reported	revenue
	(Unaudited)		(Unaudited)
Revenues:
License fees	$1,556	42.3%	$544	21.8%
Services	2,120	57.7	1,950	78.2

Total revenues	3,676	100.0	2,494	100.0

Operating expenses:
Cost of license fees	85	2.3	126	5.1
Cost of services	1,008	27.4	1,381	55.4
Sales and marketing	1,720	46.8	2,047	82.1
Research and development	1,322	36.0	2,200	88.2
General and administrative	840	22.9	1,038	41.6

Total operating expenses	4,975	135.4	6,792	272.4

Operating loss	(1,299)	(35.4)	(4,298)	(172.4)
Other income (expense), net	(710)	(19.3)	(239)	(9.6)

Loss before income taxes	(2,009)	(54.7)	(4,537)	(182.0)
Income tax provision	1	—	39	1.5

Net loss	$(2,010)	(54.7)%	$(4,576)	(183.5)%

	Nine Months Ended		Nine Months Ended
	September 30, 2008		September 30, 2007
		Data as a		Data as a
	As	% of total	As	% of total
(in thousands)	Reported	revenue	Reported	revenue
	(Unaudited)		(Unaudited)
Revenues:
License fees	$4,099	37.4%	$2,845	32.7%
Services	6,872	62.6	5,861	67.3

Total revenues	10,971	100.0	8,706	100.0

Operating expenses:
Cost of license fees	271	2.5	371	4.3
Cost of services	3,367	30.7	4,212	48.4
Sales and marketing	5,200	47.4	6,106	70.1
Research and development	4,254	38.8	5,380	61.8
General and administrative	3,037	27.7	3,299	37.9

Total operating expenses	16,129	147.1	19,368	222.5

Operating loss	(5,158)	(47.1)	(10,662)	(122.5)
Other income (expense), net	(1,628)	(14.8)	(193)	(2.2)

Loss before income taxes	(6,786)	(61.9)	(10,855)	(124.7)
Income tax provision (benefit)	(46)	(0.4)	39	0.4

Net loss	$(6,740)	(61.5)%	$(10,894)	(125.1)%

Comparison of Three Months Ended September 30, 2008 to 2007
Revenues
Total revenues increased $1.2 million or 47.4% for the three months ended September 30, 2008 as compared to the corresponding prior year period due to a $1.0 million increase in license revenue and a $0.2 million increase in service revenue. The Company achieved the third highest level of quarterly revenue in the history of its Record Compliance Management business during the three months ended September 30, 2008.
Total revenues for the three months ended September 30, 2008 included no revenue from any customer over ten percent. Total revenues for the three months ended September 30, 2007 included $0.2 million or 10.0% of total revenues from one customer.
The following table sets forth, for the periods indicated, each major category of our services revenues as a percentage of total services revenues:

	Three Months Ended September 30,
(dollars in thousands)	2008		2007
		% of		% of
	Amount	Total	Amount	Total

Maintenance	$1,661	78.4%	$1,385	71.0%
Consulting	437	20.6%	427	21.9%
Subscription revenue	22	1.0%	138	7.1%

Total services revenue	$2,120	100.0%	$1,950	100.0%

Maintenance revenue increased 20% in the third quarter of 2008 compared with 2007 as a result of increased maintenance contracts from new license agreements in the prior four quarters and increased maintenance renewals for certain customers. Consulting revenue was flat compared to the same period last year. Subscription revenue decreased as a result of the sale of the Company’s E-Delivery Service (also known as T4), developed for the European travel industry, in the fourth quarter of 2007.
Operating Expenses
Cost of license fees consists primarily of amounts paid to third parties with respect to products we resell in conjunction with the licensing of our products. The elements can vary substantially from period to period as a percentage of license fees. Cost of license fees for the three months ended September 30, 2008 were lower than the same period last year due to lower usage and lower costs of third party software.
Cost of services consists primarily of personnel and third party costs for installation, consulting, training and customer support. Cost of services decreased $0.4 million or 27.0% for the three months ended September 30, 2008, as compared to the corresponding prior year period. The decrease for the three-month period was mainly due to headcount reductions as a result of the reduction in force implemented in the fourth quarter of 2007 and reduced cost resulting from selling the South Africa and T4 operations. The service margin was 52.4% for the three months ended September 30, 2008 compared to 29.2% for the corresponding prior year period. This margin improvement was a result of higher maintenance revenue and lower cost in the third quarter of 2008 versus the third quarter of 2007.
Sales and marketing expenses consist primarily of salaries, commissions and bonuses related to sales and marketing personnel, as well as travel and promotional expenses. Sales and marketing expenses were $0.3 million or 16.0% lower for the three months ended September 30, 2008, as compared to the corresponding prior year period. The decrease for the three-month period was primarily due to headcount reductions as a result of the reduction in force implemented in the fourth quarter of 2007, reduced cost resulting from selling the South Africa operations and by lower usage of third party consultants. These decreases were offset somewhat by higher commission expense resulting from higher license revenue.
Research and development expenses consist primarily of personnel costs, costs of equipment, facilities and third party software development costs. Research and development expenses have been charged to operations as incurred. Research and development expenses were $0.9 million or 39.9% lower for the three months ended September 30, 2008, as compared to the comparable prior year period. The decrease for the three-month period was primarily due to severance cost recorded in the three months ended September 30, 2007 of approximately $0.7 million related to the departure of the Executive Vice President of R&D and to lower headcount.
General and administrative expenses consist primarily of salaries for administrative, executive and financial personnel, and outside professional fees. General and administrative expenses were $0.2 million or 19.1% lower for the three months ended September 30, 2008 as compared to the corresponding prior year period as a result of lower professional service fees and lower Board of Director fees, offset somewhat by increased non-cash stock compensation expense.
Operating Loss
Operating loss was reduced by $3.0 million to $1.3 million for the three months ended September 30, 2008 as compared to the corresponding prior year period as a result of higher sales revenue of $1.2 million and the reductions in operating expenses of $1.8 million due to the reasons described above.
Other Income (Expense), Net
Other income (expense), net decreased $0.5 million for the three months ended September 30, 2008, as compared to the same period in 2007. This decrease is a result of higher interest expense, including interest expense resulting from the discount of debt from the issuance of warrants, associated with the convertible debt issued on May 29, 2007, November 16, 2007 and July 24, 2008.
Net loss
The net loss was $2.0 million, or $(0.05) per diluted share for the three months ended September 30, 2008, as compared to $4.6 million or $(0.13) per diluted share for the three months ended September 30, 2007, for the reasons described above.
Comparison of Nine Months Ended September 30, 2008 to 2007
Revenues
Total revenues increased $2.3 million or 26.0% for the nine months ended September 30, 2008 as compared to the corresponding prior year period due to a $1.3 million or 44.1% increase in license revenue and a $1.0 million or 17.2% increase in service revenue. The Company achieved three of the four highest levels of quarterly revenue in the history of its Records Compliance Management business during the first three quarters of 2008.
Total revenues for the nine months ended September 30, 2008 included $1.7 million or 15.1% of total revenues from one customer. Total revenues for the nine months ended September 30, 2007 included $1.2 million, $1.0 million and $0.9 million or 13.3%, 12.0% and 10.4% respectively, of total revenues from three customers.
The following table sets forth, for the periods indicated, each major category of our services revenues as a percentage of total services revenues:

	Nine Months Ended September 30,
(dollars in thousands)	2008		2007
		% of		% of
	Amount	Total	Amount	Total

Maintenance	$4,688	68.2%	$4,029	68.7%
Consulting	2,103	30.6%	1,378	23.5%
Subscription revenue	81	1.2%	454	7.8%

Total services revenue	$6,872	100.0%	$5,861	100.0%

Maintenance revenue increased in the first nine months of 2008 compared with 2007 as a result of increased maintenance contracts from new license agreements in the prior four quarters, collection of past due maintenance revenue not recorded as revenue until collection and increased maintenance renewals for certain customers. Consulting revenue increased substantially from the same period last year as a result of two large implementation projects. Additionally, utilization rates and professional service fees improved. Subscription revenue decreased as a result of the sale of the Company’s E-Delivery Service (also known as T4), developed for the European travel industry, in the fourth quarter of 2007.
Operating Expenses
Cost of license fees consists primarily of amounts paid to third parties with respect to products we resell in conjunction with the licensing of our products. The elements can vary substantially from period to period as a percentage of license fees. Cost of license fees for the nine months ended September 30, 2008 were $0.1 million or 27.0% lower than the same period last year due to lower usage and lower cost of third party software.
Cost of services consists primarily of personnel and third party costs for installation, consulting, training and customer support. Cost of services decreased $0.8 million or 20.1% for the nine months ended September 30, 2008, as compared to the corresponding prior year period. The decrease for the nine-month period was mainly due to headcount reductions as a result of the reduction in force implemented in the fourth quarter of 2007 and reduced costs resulting from selling the South Africa and T4 operations. The service margin was 51.0% for the nine months ended September 30, 2008 compared to 28.1% for the corresponding prior year period. This margin improvement was a result of higher consulting revenue, higher maintenance revenue and lower costs in the first nine months of 2008 versus the first nine months of 2007.
Sales and marketing expenses consist primarily of salaries, commissions and bonuses related to sales and marketing personnel, as well as travel and promotional expenses. Sales and marketing expenses were $0.9 million or 14.8% lower for the nine months ended September 30, 2008, as compared to the corresponding prior year period. The decrease for the nine-month period was primarily due to headcount reductions as a result of the reduction in force implemented in the fourth quarter of 2007, reduced costs resulting from selling the South Africa operations and by lower usage of third party consultants. These decreases were offset slightly by higher commission expense resulting from higher license revenue.
Research and development expenses consist primarily of personnel costs, costs of equipment, facilities and third party software development costs. Research and development expenses have been charged to operations as incurred. Research and development expenses were $1.1 million or 20.9% lower for the nine months ended September 30, 2008, as compared to the comparable prior year period. The decrease for the nine-month period was primarily due to severance cost recorded in 2007 of approximately $0.7 million related to the departure of the Executive Vice President of R&D and to lower headcount, offset slightly by increased use of third party consultants.
General and administrative expenses consist primarily of salaries for administrative, executive and financial personnel, and outside professional fees. General and administrative expenses were $0.3 million or 7.9% lower for nine months ended September 30, 2008 as compared to the corresponding prior year period as a result of lower professional service fees and lower Board of Director fees, offset somewhat by increased non-cash stock compensation expense and bad debt expense.
Operating Loss
Operating loss improved by $5.5 million for the nine months ended September 30, 2008 as compared to the corresponding prior year period as a result of the reductions in operating expenses of $3.2 million due to the reasons described above and higher sales revenue of $2.3 million.

Other Income (Expense), Net
Other income (expense), net decreased $1.4 million for the nine months ended September 30, 2008, as compared to the same period in 2007. This decrease is a result of higher interest expense (including interest expense resulting from the discount of debt from the issuance of warrants, associated with the convertible debt issued on May 29, 2007, November 16, 2007, and July 24, 2008), and slightly lower interest income.
Net loss
The net loss was $6.7 million, or $(0.18) per diluted share for the nine months ended September 30, 2008, as compared to $10.9 million or $(0.31) per diluted share for the nine months ended September 30, 2007, for the reasons described above.
Liquidity and Capital Resources
Liquidity and Cash Flow
Our operating activities used cash of $5.2 million for the nine months ended September 30, 2008 and $9.0 million for the nine months ended September 30, 2007. Net cash used in operating activities during the nine months ended September 30, 2008 is primarily the result of the net loss, a decrease in accounts payable and accrued expenses and increased accounts receivable, offset slightly by non-cash interest expense, non-cash stock compensation expense, increased deferred revenue and decreased prepaid expenses and other current assets.
Our investing activities were negligible for the nine months ended September 30, 2008 and $0.1 million for the nine months ended September 30, 2007.
Cash provided by financing activities was $3.1 million and $5.0 million for the nine months ended September 30, 2008 and 2007, respectively. For the nine months ended September 30, 2008, cash was provided by the issuance of convertible debt, described in more detail below and by borrowings of bank debt. For the nine months ended September 30, 2007, cash was provided by the issuance of convertible debt, described in more detail below, and the exercise of stock options during the period.
There was no cash used by discontinued operations for the nine months ended September 30, 2008. Cash used by discontinued operations was $1.0 million for the nine months ended September 30, 2007. For the nine months ended September 30, 2007, cash used related to payment of cash to Computron Software, LLC related to collection of their accounts receivable received by us and required to be returned to Computron Software, LLC in connection with the sale of our Enterprise Financials business in October 2006.
We have no significant capital commitments. Planned capital expenditures for the year 2008 are expected to be less than $0.5 million. Our aggregate minimum operating lease payments for 2008 will be approximately $1.2 million. We have $25,000 remaining of the aggregate minimum royalties payable to third party software providers in accordance with 2008 agreements for third party software used in conjunction with our software.
AXS-One incurred a loss from continuing operations of $14.9 million and $19.6 million for the years ended December 31, 2007, and 2006, respectively, and a net loss of $6.7 million during the nine months ended September 30, 2008. We have not yet been able to obtain operating profitability from continuing operations and may not be profitable on a quarterly or annual basis in the future. As of September 30, 2008, we had a cash balance of $1.2 million with additional borrowing availability under our bank credit line of $0.1 million. In their report prepared in conjunction with our December 31, 2007 financial statements, our independent registered public accounting firm, Amper, Politziner & Mattia P.C., included an explanatory paragraph stating that, because the Company has incurred recurring net losses, has an accumulated deficit and has a working capital deficiency as of December 31, 2007, there is substantial doubt about our ability to continue as a going concern. Management’s initiatives, including the restructurings in December 2007, 2006 and prior years, the executive management salary reductions for all of 2007, the sale of the Enterprise Solutions business, securing additional convertible debt financing in May 2007, November 2007, July 2008 and October 2008, and the Sand Hill Bank financing, have been designed to improve operating results and liquidity and better position AXS-One to compete under current market conditions. However, we may in the future be required to seek new sources of financing or future accommodations from our existing lenders or other financial institutions, or we may seek equity infusions from private investors. Our convertible debt, aggregating $13 million, becomes due on May 29, 2009. If these notes are not converted to equity prior to the maturity date, there is doubt that we would have the capital to pay these notes, and accordingly would need a concession from the note holders to revise the terms of such notes. Our ability to fund our operations is heavily dependent on the growth of our revenues over current levels to achieve profitable operations. We may also be required to further reduce operating costs in order to meet our obligations if deemed necessary. If we are unable to achieve profitable operations or secure additional sources of capital, there would be substantial doubt about our ability to fund future operations. Although the Company achieved three of the four highest levels of quarterly revenue in the history of its Records Compliance Management business during the first three quarters of 2008, there can be no assurance that management’s initiatives will be successful or that any such additional sources of financing, lender accommodations, or equity infusions will be available on acceptable terms, or at all.
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
On July 18, 2007, the Company entered into a Second Amended and Restated Loan and Security Agreement with the Bank to amend and supplement the Loan Agreement (as amended, the “Second Amended Agreement”). The Second Amended Agreement provided for a revolving line of credit in an amount equal to the lesser of $2.5 million or 80% of eligible gross domestic accounts receivable. Borrowings under the revolving line of credit bore interest at prime rate plus one quarter of one percent (0.25%) on the average gross daily financed account balance as long as the Company’s liquidity ratio (as described in the Second Amended Agreement) was above 1.30:1.00. If the liquidity ratio fell below 1.30:1.00, the interest rate would have increased to prime rate plus three quarters of one percent (0.75%) on the average gross daily financed account balance in addition to a monthly collateral handling fee of one quarter of one percent (0.25%) of the average monthly financed receivable balance. The Company was required to pay quarterly interest charges equal to 10% of the minimum net facility usage. If actual interest charges incurred exceed minimum, then no additional charge would be assessed. Loans under the Second Amended Agreement were secured by substantially all domestic assets of the Company. The maturity date of the loan was April 1, 2008. As described in greater detail in the Second Amended Agreement, the loan was subject to acceleration upon breach of: (i) a covenant tested quarterly requiring the Company’s net loss not to exceed $4.0 million, $2.8 million and $2.4 million for the quarters ended June 30, 2007, September 30, 2007 and December 31, 2007, respectively and (ii) other customary non-financial covenants.
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
On March 18, 2008, the Company and the Bank agreed to extend the term of the line of credit agreement through March 31, 2009 under essentially the same terms. The covenants remained a monthly net loss covenant not to exceed a rolling three month net loss and a quarterly minimum license revenue amount for each quarter of 2008.
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
On May 22, 2008, the Company terminated the Second Amended Agreement with Silicon Valley Bank and all amounts outstanding were fully paid.
Sand Hill Finance, LLC financing
On May 22, 2008, the Company entered into a Financing Agreement (the “Financing Agreement”) with Sand Hill Finance, LLC (the “Lender”). Pursuant to the Financing Agreement, the Lender may advance the Company from time to time up to $1.0 million, based upon the sum of 80% of the face value of accounts receivable secured by the Lender from the Company at the Lender’s sole discretion. The security of such accounts receivable is with full recourse against the Company. Advances under the Financing Agreement bear interest at a rate of 1.58% per month. The Financing Agreement has a term of one year (with an evergreen annual renewal provision unless either party provides notice of termination) and contains certain customary affirmative and negative non-financial covenants. The negative covenants include restrictions on change of control, purchases and sales of assets, dividends (other than dividends payable in stock) and stock repurchases. Pursuant to the Financing Agreement, the Company pledged as collateral to the Lender substantially all of its assets.
As of September 30, 2008, the Company had borrowings of $949,000 outstanding pursuant to the Financing Agreement and had remaining availability of $51,000.
Secured Convertible Note Financings
On May 29, 2007, the Company entered into a Convertible Note and Warrant Purchase Agreement (the ''Purchase Agreement’’) pursuant to which it sold and issued an aggregate of $5.0 million of convertible notes consisting of (i) $2.5 million of Series A 6% Secured Convertible Promissory Notes due May 29, 2009 and (ii) $2.5 million of Series B 6% Secured Convertible Promissory Notes due May 29, 2009, together with warrants to purchase an aggregate of 2 million shares of common stock of AXS-One. Net cash proceeds to AXS-One after transaction expenses were approximately $4.9 million. The notes and warrants were sold in a private placement under Rule 506 promulgated under the Securities Act of 1933, as amended, to three accredited investors.
The Series A notes mature on May 29, 2009, are convertible into AXS-One common stock at a fixed conversion rate of $1.00 per share, bear interest of 6% per annum and are secured by substantially all the assets of AXS-One. The Series B notes mature on May 29, 2009, are convertible into AXS-One common stock at a fixed conversion rate of $2.50 per share, bear interest of 6% per annum and are secured by substantially all the assets of AXS-One. The security interest of the note holders has been subordinated to the security interest of AXS-One’s senior lender. Each series of notes may be converted at the option of the note holder at any time prior to maturity.

Each note holder received a warrant to purchase a number of shares of AXS-One common stock equal to 40% of the principal amount of notes purchased. Each warrant has an exercise price of $0.01 per share and is exercisable at any time through May 29, 2014.
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
The Series C notes will mature on May 29, 2009, are convertible into AXS-One common stock at a fixed conversion rate of $1.00 per share, bear interest of 6% per annum and are secured by substantially all the assets of AXS-One. The security interest of the Series C note holders has been subordinated to the security interest of AXS-One’s senior lender and ranks pari passu with the Series A and Series B convertible notes issued on May 29, 2007. The Series C notes are convertible at the option of the note holder at any time prior to maturity.
Each Series C note holder also received a warrant to purchase a number of shares of AXS-One common stock equal to 100% of the principal amount of notes purchased. Each warrant has an exercise price of $0.01 per share and is exercisable at any time during the seven year period following the closing.
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
The Series D notes will mature on May 29, 2009, are convertible into AXS-One common stock at a fixed conversion rate of $1.00 per share, bear interest of 6% per annum and are secured by substantially all the assets of AXS-One. The security interest of the Series D note holders has been subordinated to the security interest of Sand Hill Finance, AXS-One’s current senior lender and ranks pari passu with the Series A and Series B convertible notes issued on May 29, 2007 and the Series C convertible notes issued on November 13, 2007. The Series D notes are convertible at the option of the note holder at any time prior to maturity.
Each Series D note holder also received a warrant to purchase a number of shares of AXS-One common stock equal to 200% of the principal amount of notes purchased. Each warrant has an exercise price of $0.01 per share and is exercisable at any time during the seven year period following the closing.
On October 30, 2008, the Company entered into a Convertible Note and Warrant Purchase Agreement pursuant to which it sold and issued an aggregate of $1.1 million of Series E 6% Secured Convertible Promissory Notes due May 29, 2009 together with warrants to purchase an aggregate of 3,300,000 shares of common stock of AXS-One at an exercise price of $.01 per share. Net cash proceeds to AXS-One after transaction expenses were approximately $1.0 million. The Series E notes and warrants were sold in a private placement under Rule 506 promulgated under the Securities Act of 1933, as amended, to accredited investors.
The Series E notes will mature on May 29, 2009, are convertible into AXS-One common stock at a fixed conversion rate of $1.00 per share, bear interest of 6% per annum and are secured by substantially all the assets of AXS-One. The security interest of the Series E note holders has been subordinated to the security interest of Sand Hill Finance, AXS-

One’s current senior lender and ranks pari passu with the Series A and Series B convertible notes issued on May 29, 2007, the Series C convertible notes issued on November 16, 2007 and the Series D convertible notes issued on July 24, 2008. The Series E notes are convertible at the option of the note holder at any time prior to maturity.
Each Series E note holder also received a warrant to purchase a number of shares of AXS-One common stock equal to 300% of the principal amount of notes purchased. Each warrant has an exercise price of $0.01 per share and is exercisable at any time during the seven year period following the closing.
Critical Accounting Estimates
Our critical accounting policy is revenue recognition.
Revenue Recognition
The Company recognizes revenue in accordance with Statement of Position 97-2, “Software Revenue Recognition” (“SOP 97-2”), and Statement of Position 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions.” Revenue from non-cancelable software licenses is generally recognized when the license agreement has been signed, delivery has occurred, the fee is fixed or determinable and collectability is probable. The Company recognizes license revenue from resellers when an end user has placed an order with the reseller and the above revenue recognition criteria have been met with respect to the reseller. In multiple element arrangements, the Company defers the vendor-specific objective evidence (“VSOE”) of fair value related to the undelivered elements and recognizes revenue on the delivered elements using the residual method. If VSOE of fair value does not exist for any undelivered element, the entire arrangement consideration is deferred until VSOE of fair value is determined for that undelivered element or the element is delivered. The most commonly deferred elements are initial maintenance and consulting services. Initial maintenance is recognized on a straight-line basis over the initial maintenance term. The VSOE of fair value of maintenance is determined by using a consistent percentage of maintenance fee to license fee based on renewal rates. Maintenance fees in subsequent years are recognized on a straight-line basis over the life of the applicable agreement. Maintenance contracts entitle the customer to hot-line support and all unspecified product upgrades released during the term of the maintenance contract. Upgrades include any and all unspecified patches or releases related to a licensed software product. Maintenance does not include implementation services to install these upgrades. The VSOE of fair value of services is determined by using an average consulting rate per hour for consulting services sold separately, multiplied by the estimate of hours required to complete the consulting engagement.
Delivery of software generally occurs when the product (on CDs) is delivered to a common carrier. Occasionally, delivery occurs through electronic means where the software is made available through our secure File Transfer Protocol (FTP) site. The Company generally does not offer any customers or resellers a right of return.
For software license, services and maintenance revenue, the Company assesses whether the fee is fixed and determinable and whether or not collection is probable based on the payment terms associated with the transaction and the credit-worthiness of the customer. If a significant portion of a fee is due after our normal payment terms, which are 30 to 90 days from invoice date, the fee is considered not fixed and determinable. In these cases, the Company recognizes revenue as the fees become due and collectability is probable.
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

The majority of our training and consulting services are billed based on hourly rates. The Company generally recognizes revenue as these services are performed. However, when there is an arrangement that is based on a fixed fee or requires significant work either to alter the underlying software so that the software performs as the customer requests, the Company recognizes the related revenue using the percentage of completion method of accounting. This would apply to our custom programming services, which are generally contracted on a fixed fee basis. Anticipated gains or losses, if any, are charged to operations in the period such gains or losses are determined to be probable.
Revenues from transaction fees associated with subscription arrangements, billable on a per transaction basis and included in services revenue on the Consolidated Statements of Operations, are recognized based on the actual number of transactions processed during the period. This business was sold on December 31, 2007.
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
The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2008. Based upon the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2008.
Internal controls over financial reporting
There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 6. Exhibits

Exhibit	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification — William P. Lyons
31.2	Rule 13a-14(a)/15d-14(a) Certification — Joseph P. Dwyer
32	Officer Certifications under 18 USC 1350
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AXS-ONE INC.
Date: November 13, 2008	By:	/s/ William P. Lyons
William P. Lyons
Chief Executive Officer and Chairman of the Board

By:	/s/ Joseph P. Dwyer
Joseph P. Dwyer
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)