Form 10-K
period 2008-12-31
AXS ONE INC
filed 2009-04-14
CIK 947427

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2008

Commission File Number: 0-26358

AXS-ONE INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-2966911 (IRS Employer Identification No.)

301 Route 17 North, Rutherford, New Jersey (Address of principal executive offices)	07070 (Zip Code)

201-935-3400
(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

None.

Securities Registered Pursuant to Section 12(g) of the Act:
Common Stock $.01 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based upon the closing sale price of Common Stock on June 30, 2008 (the last business day of the Registrant’s most recently completed second fiscal quarter) as reported on the OTCBB, was $14.5 million. Shares of Common Stock held by each officer and director of the Company and each beneficial owner of more than 10% of the Company’s Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 31, 2009, the registrant had outstanding 41,133,925 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12, 13 and 14 of Part III are incorporated by reference from a portion of the Registrant’s definitive proxy statement to be furnished to stockholders in connection with the 2009 Annual Meeting of Stockholders.

PART I

Item 1.	Business

This Report contains statements of a forward-looking nature within the meaning of the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, relating to future events or future financial results of the Company. Investors are cautioned that such statements are only predictions and those actual events or results may differ materially. In evaluating such statements, investors should specifically consider the various factors identified in this Report which could cause actual events or results to differ materially from those indicated by such forward-looking statements, including the matters set forth in Item 1A “Risk Factors” below.

General

AXS-One Inc. (“AXS-One” or the “Company”) is a software company providing robust, secure, business solutions that allow an organization to reduce the inherent risks and costs associated with retaining and managing corporate electronic records as well as to achieve efficiency in its business processes. AXS-One was formed in 1978 and has a proven track record in developing flexible, high-performance, scalable, secure and effective software for organizations. AXS-One’s ability to quickly identify emerging market opportunities and to build high-quality, innovative software has won many awards over the years. The Company has devoted significant resources to developing new products which serve the Integrated Content Archiving, Records Management, Compliance Management, E-Discovery, Litigation Readiness, Knowledge Management, and Information Management markets.

AXS-One believes that developments in electronic communication as well as changes in the scope and complexity of the corporate regulatory, governance, privacy and legal environment have significantly altered how organizations are doing, and are required to do, business. Organizations are re-evaluating their software requirements to invest in solutions that reduce costs and ensure operational efficiency while enabling them to address and satisfy their requirements for corporate governance, regulatory compliance, litigation readiness, legal discovery and privacy of information. AXS-One’s approach allows organizations to meet these requirements by leveraging a single integrated content archiving and electronic records management software platform. This results in quick implementation schedules, a more rapid return on investment, a low total cost of ownership, and an enterprise-wide solution to growing and changing technology and business challenges.

Products

The Company’s primary product, the AXS-One Compliance Platformtm, is an integrated content archiving software solution. Entirely developed by AXS-One, the product enables organizations to securely capture, index, archive, retrieve, review, share, search, supervise and manage the retention, disposition, preservation and destruction of electronic records, including e-mail and instant messages, images, office documents, Share Point documents, ERP-generated data such as electronic print reports and SAP archival data. This product has been developed and optimized to address global issues of regulatory compliance, corporate governance, supervision, litigation readiness, legal discovery and privacy as they relate to the retention and disposition of electronic records.

The basis for this solution is AXS-One Centraltm, a digital archiving software product that provides a centralized and highly scalable repository designed for long term secure storage and management of massive volumes (terabytes) of disparate data. Originally launched in 1993 as “COOLtm”, AXS-One Central has been implemented by major organizations worldwide to address disparate business issues. The product is widely implemented at global financial institutions, including some of the world’s largest financial corporations, for the long term archiving of their financial books and records in compliance with SEC Rule 17a-4 under the Securities Exchange Act. Integrated workflow ensures complete record integrity by providing a full audit trail/chain of custody to deliver documented evidence of all interaction during the life of the record and confirmation that records have not been modified. In addition to eliminating paper production, distribution and storage costs, the solution provides fast, secure online access to relevant information via a powerful portal that can deliver significant productivity gains to organizations.

Since its inception, the product has been considerably revised and enhanced, to leverage new technologies, support new data types and address new and emerging business needs. During 2008, AXS-One announced further significant development of the AXS-One Compliance Platform, in response to changes in the Messaging market. The evolution of e-mail products as well as the economic recession means that organizations are re-assessing their commitment to their current e-mail vendors and evaluating alternative options and new technologies, such as Cloud Computing. This is resulting in more companies considering migrating all or some of their e-mail users to a different mail platform. In response to this, AXS-One announced a new product, Dynamic Data Migratortm (DDM) that significantly reduces the timelines, costs and risks usually associated with migrating e-mail platforms. Unlike competitive solutions that physically convert messages from one mail platform’s format to another mail platform’s format, DDM leverages AXS-One’s archiving technology, giving end users uninterrupted, secure access to all of their “old” mail, directly from their new mail client, without requiring bulk conversion. Original messages remain unchanged and are retained with full fidelity, an important requirement for corporate counsel and in-house legal teams who are increasingly required to produce electronic records in their original format, in the event of litigation. If and when a user views an “old message” from their new mail client (in order to reply to the message or forward it for instance), DDM dynamically converts the message into the new message format. AXS-One believes that this approach (for which a patent is pending), reduces migration timelines and costs by approximately two thirds. The first release of DDM is specifically designed for organizations migrating from Lotus Notes and Domino to Microsoft Exchange. The timing and functionality of the release is the result of customer feedback as well as a number of analyst reports highlighting the change in market share by the leading messaging vendors. The Company announced its first customer contract for DDM during the third quarter of 2008.

During the year, AXS-One announced new customer wins for its Records Compliance Management (“RCM”) technology, as well as expansion of its implementation within its customer base. These new customer wins extended across multiple industries, including financial services, education, manufacturing, retail and government; and represented both competitive wins as well as wins with business partners. (See “Strategic Alliances and Business Development Programs.”) During the third quarter, AXS-One announced two strategic competitive replacement wins. In both cases the customer is a large, global financial services organization that had previously implemented a competitor’s archiving product. AXS-One believes that the Company’s ability to deliver a single, integrated content archiving platform capable of managing large and growing volumes of disparate electronic records throughout their lifecycle, as well as its focus on real business requirements as they relate to technology continues to differentiate the Company from its competitors.

AXS-One Records Compliance Management Architecture

The AXS-One Records Compliance Management solution suite is based on a single, scalable archive, an approach generally referred to as “integrated content archiving” and one that is increasingly recommended by industry analysts. This architecture provides the ability for organizations to capture, store, manage, retain, review and retrieve electronic records on demand, completely, correctly and consistently; to search for, retrieve and act on, and reproduce, via a single interface, disparate records such as e-mail, instant messages, ERP-generated data such as SAP, desktop office and file system documents (such as word processing and spreadsheet documents), electronic reports and more, based upon request by internal parties, or for satisfaction of external regulatory audit or litigation and legal discovery requests. Searches may be conducted across disparate record types as well as across multiple instances of the AXS-One archive. This delivers what is known as a “federated search”, which is seen as a key competitive differentiator. This architecture also provides system level assurance of data and process integrity by delivering full, auditable chain of custody reports for all records in the archive. New and emerging requirements for e-discovery (driven by the Federal Rules of Civil Procedure amendments in the US and growing requirements worldwide) are affecting how electronic records (referred to in the context of e-discovery as “Electronically Stored Information” or “ESI”) need to be searched, managed and preserved.

AXS-One has been at the forefront of providing and advocating an integrated content archiving platform. We believe we have long been ahead of our competition in this area (many of whom now claim to have an archiving platform, versus point solutions for e-mail archiving). With the market shifting to platform solutions that can address not only operational but also legal and litigation requirements for ESI, point solutions that focus on e-mail (maybe only from one e-mail vendor) are increasingly at a competitive disadvantage. Today we manage the archiving, retention, disposition and preservation of virtually all ESI with a single solution while our competitors continue to put efforts into acquiring and integrating.

AXS-One has focused its architectural requirements on enterprise scalability and performance, and on the ability to handle large, complex requirements for integration within large corporate infrastructures (which can then be easily applied to meet the requirements of strategic hosting and application service providers (ASP) partners). Uniquely, AXS-One does not use a relational data to store and manage records in its archive. Industry analysts, such as Bloor Research, have complimented and agree with AXS-One’s approach, stating that relational databases incur unnecessary costs and processing overheads, are not designed to manage static content efficiently, and are not capable of delivering the consistent performance levels required for the type of large scale e-discovery searches increasingly conducted by organizations.

AXS-One has developed a rich set of supported web services and API capabilities, allowing customers to leverage and repurpose archived records by building their own custom interfaces. Recent examples of projects that customers have completed include building a front-end custom search portal and a local language, company-specific front end to archived e-mail content.

Given the longevity of AXS-One’s archiving technology, many of the Company’s customers continue to value the AXS-One Compliance Platform for its ability to retain and manage large volumes of electronic records over a long period. As a founding member of the Storage Networking Industry Association’s (SNIA) 100 Year Archive Task Force, AXS-One is acutely aware of the technology challenges associated with the long term retention of electronic records. To that end, AXS-One has and continues to minimize its reliance on proprietary technology and embraces Open Source technologies wherever possible. In 2007, for instance, the Company announced that it was replacing its existing search engine with Lucene, enabling access to the archive that is independent of the AXS-One solution and ensuring long term availability and access from other corporate applications.

AXS-One Records Compliance Management Products

Integrated product components are available for: digital archiving; e-mail archival and management for Microsoft Exchange (including .PST file archiving), Lotus Notes, Sun JMS, Bloomberg Mail and other message types; instant messaging archival, with specific connectors for products from FaceTime; file system archiving, archiving of SharePoint documents, archiving of ERP-generated data such as SAP, legacy and report archiving, desktop archiving for content such as word processing and spreadsheet documents; supervision; electronic records management; legal discovery and case management.

Distribution

AXS-One markets its products worldwide through a direct sales force located in the United States, the United Kingdom, Australia, Singapore, and Hong Kong. During 2008, the Company announced a number of partnerships to further expand its indirect sales channel through global partnership and local reseller agreements. For fiscal year 2008, AXS-One generated $0.4 million or 10% of license revenues from its distributors. For further information, see “Strategic Alliances and Business Development Programs”.

Client Services

The Company considers its Client Services to be a major asset and key differentiator from other vendors. This is reflected in the 95% maintenance renewal levels during 2008. With its 24 x 7 client support, “Implementation Certainty” methodology, standard and customized training and product certification, AXS-One has created a client services program to handle the needs of its customers and to support its channel partners.

As of December 31, 2008, the Company had 24 employees worldwide providing customer support, consulting and training services. To maintain a high standard of service, the Company requests customer evaluations of client support personnel on a quarterly basis. The Company’s services are described below.

Client Support

AXS-One’s global support centers are based in the U.S (at the Company’s corporate headquarters in Rutherford, NJ), U.K., Australia and Singapore. The global support center infrastructure has been optimized to allow for an effective and efficient “follow the sun” 24 x 7 customer support strategy. Annual maintenance contracts are generally required for the first year of a customer’s use of the Company’s products, and are renewable on an annual basis. Maintenance contracts entitle the customer to hot-line support and all product upgrades released during the term of the maintenance contract. Upgrades include all patches or releases related to a licensed software product. Maintenance is offered at three levels of hot-line support, Platinum, Gold and Silver. Maintenance fees vary depending on the hours of hot-line support requested by the customer and typically range between 18% and 25% of license fees on an annual basis.

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

Consulting Services

Given the broad capabilities of the AXS-One Compliance Platform and the range of markets into which we sell, our customers have differing IT and business requirements that they are looking to address. One of the key competitive advantages of the AXS-One solution is richness of functionality and flexibility and, as a result, our ability to meet customers’ disparate needs. The Company’s professional services group therefore works with our customers to understand their specific business requirements and ensure that implementation planning and management are focused on achieving that goal. The Company has developed consistent, fast, reliable and repeatable implementation processes to ensure optimal customer satisfaction and rapid referenceability, as well as ensure that every customer understands how to get the most out of the entire AXS-One Compliance Platform. The professional services organization also provides support for upgrades, migrations and platform changes.

Education Services

The Company provides education services worldwide through its Training Department. This group is responsible for the development and delivery of training courses designed to address the requirements of specific groups. This includes training for AXS-One staff and partners to address sales, pre-sales, consulting services, and support services. Packaged and tailored training courses are also available for customers. Training courses vary in length and are delivered through scheduled classroom training, online “self-service” modules, as well as administered at customer locations.

Backlog

The Company’s revenue backlog of approximately $1.0 million at December 31, 2008 includes a backlog of consulting revenue that has been deferred until services are provided. Deferred maintenance revenue at December 31, 2008 was $3.0 million, of which the majority is expected to be recognized as revenue over the next 12 months.

Revenue Concentrations

During the last two years, AXS-One has generated a significant amount of revenues from a select number of customers. For the year ended December 31, 2008, one customer represented 13.3% of total revenue. For the year ended December 31, 2007, two customers represented 12.3% and 11.6% individually, of total revenue. For the year ended December 31, 2008, two customers represented 22.7% and 13.8%, individually, of license revenue. For the year ended December 31, 2007, three customers represented 22.9%, 20.5%, and 15.2%, individually, of license revenue. No one customer represented more than 10.0% of service revenues for the year ended December 31, 2008. One customer represented 10.7% of service revenues for the year ended December 31, 2007. For the years ended December 31, 2008 and 2007, the Company’s reselling partners generated 10% and 30% of license revenue, respectively.

Foreign Office Revenue

Refer to “Item 1A Risk Factors” for a discussion of revenues generated by the Company’s foreign offices.

Strategic Alliances and Business Development Programs

AXS-One’s mission is to be a leading provider of high performance Integrated Content Archiving software solutions, leveraging its expertise in archiving, workflow and compliance initially gained within the global financial services sector. The solutions offered by the Company’s product lines address the requirements of global enterprises across different industries. In order to gain market share, further penetrate new and existing market sectors, establish new geographic markets and leverage best in breed technology, and successfully compete against some of the largest technology companies in the world, the Company realizes that it must utilize not only its own resources but also those of other organizations.

The Company has established strategic alliances and relationships with a number of organizations as an integral component of its go-to-market strategy. This includes a relationship with Microsoft, the result of the Company’s announcement of Dynamic Data Migrator. The Company believes these relationships are important to the development, distribution, sales, marketing, integration, and support of its products.

During 2008, as a result of its global partner strategy, AXS-One was able to record its first sales in South Korea, resulting in the Company’s largest win to date for Sun JMS archiving at one of the world’s largest conglomerates.

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

As of December 31, 2008, the Company had 29 employees plus 10 third party consultants engaged in product development and engineering. The Company’s R&D expenses were $5,550,000 and $6,996,000 for the years ended December 31, 2008 and 2007, respectively. No cost associated with employees or third party consultants expense met the criteria for capitalization under Statement of Financial Accounting Standards No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed” (“SFAS 86”) for the year ended December 31, 2008.

Competition

The software markets in which AXS-One is engaged are intensely competitive and rapidly changing. A number of companies offer products similar to components of the AXS-One Compliance Platform and target the same customers. The Company believes its ability to compete depends upon many factors within and outside its control, including the timing and market acceptance of new products and enhancements developed by the Company and its competitors, product functionality, performance, price, reliability, customer service and support, sales and marketing efforts, and product distribution. In light of the current market focus on litigation readiness, legal discovery, regulatory compliance, corporate governance and risk management, many organizations are trying to position themselves as vendors of “compliance” or “e-discovery” solutions. This includes vendors of point solutions that have been acquired by larger vendors including, Autonomy, Computer Associates, EMC, IBM, Hewlett Packard, and Symantec as well as a growing number of vendors of niche solutions. While these organizations often have established relationships with IT departments within customer and prospect organizations, AXS-One believes that its functionality developed specifically to support the requirements of Legal departments and General Counsel enable it to be highly competitive in this growing market.

Intellectual Property

The Company’s success is heavily dependent upon its proprietary technologies as well as products from third parties, software vendors and hardware vendors. The Company regards its software as proprietary, and relies primarily on a combination of contractual provisions, confidentiality agreements and trade secrets, copyrights and trademarks to protect its proprietary rights. As of December 31, 2008, the Company had no patents and has two provisional patent applications pending. Existing trade secrets and copyright laws afford only limited protection.

The Company has obtained Federal registrations for its trademarks “AXS One®,” the distinctive AXS-One logo, “Access Tomorrow Today®” and “AXSPoint®”. In addition, the Company has certain U.S. common law rights, and rights under foreign laws in relation to its trademarks, service marks and product names.

Employees

As of December 31, 2008, the Company had 81 full-time employees, 63 within the United States and 18 outside the United States, including 29 in product development and engineering, 24 in customer service and support, 18 in sales and marketing, and 10 in finance, administration and executive management. In February of 2009, in order to reduce operating costs to better position ourselves in the current market, the Company eliminated 15 positions from operations. The Company’s employees are not covered by any collective bargaining agreements. The Company believes that its relations with its employees are good.

Available Information

Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports are available, without charge, on the SEC web site, www.sec.gov after they are electronically filed with, or furnished to, the SEC. The investor section of our web site, www.axsone.com provides a direct link to AXS-One filings with the SEC. Copies are also available, without charge, from AXS-One Inc., Investor Relations, 301 Route 17 North, Rutherford, NJ 07070.

Executive Officers of the Registrant

The executive officers of the Company as of March 20, 2009, are as follows:

Name	Age	Position

William P. Lyons	64	Chairman of the Board and Chief Executive Officer
Joseph P. Dwyer	53	Executive Vice President, Chief Financial Officer and Treasurer
Philip L. Rugani	51	Executive Vice President, Field Operations

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

Joseph P. Dwyer joined the Company as Executive Vice President, Chief Financial Officer and Treasurer in December 2004. In 2004, prior to joining the Company, Mr. Dwyer served as Chief Financial Officer of Synergen, Inc, a company engaged in the development and marketing of enterprise asset management and mobile workforce software to utilities, municipalities and asset intensive industries. From 2001 to 2003, Mr. Dwyer served as Executive Vice President and Chief Financial Officer of Caminus Corporation, a publicly traded provider of integrated enterprise software applications to the global energy industry, and from 2000 to 2001 he served as Executive Vice President and Chief Financial Officer of ACTV, Inc., a publicly traded digital media company. Prior to ACTV, from 1994 to 2000, Mr. Dwyer served as Senior Vice President of Finance for Winstar Communications, Inc., a publicly traded global telecommunications provider.

Philip L. Rugani joined the Company as Executive Vice President, Field Operations in September 2007. From November 2006 to September 2007, Mr. Rugani served as Vice President of Americas Sales of IBM and was responsible for the Enterprise Content Management (ECM) market. From January 2003 until its acquisition by IBM in November 2006, Mr. Rugani was the Senior Vice President of the Americas and World Wide Channel Operations of FileNet, Corporation, a leading provider of enterprise content management solutions. Prior to FileNet Mr. Rugani was with AltaVista Software and developed it into a leader in the corporate Search and Retrieval market. He has also served as Senior Vice President — Americas, at Informix Software, a database management software company and as Group Vice President of General Business and Alliances at Oracle. Mr. Rugani has more than 25 years of experience in the high technology field in sales, marketing, channels, technology, and operations.

Item 1A.	Risk Factors

We have risks relating to liquidity.

We have not yet been able to obtain operating profitability and may not be able to be profitable on a quarterly or annual basis in the future. In addition, in their report prepared in conjunction with our December 31, 2008 financial statements, our independent registered public accounting firm, Amper, Politziner & Mattia LLP, included an explanatory paragraph stating that, because the Company has incurred recurring net losses, has an accumulated deficit and has a working capital deficiency as of December 31, 2008, there is substantial doubt about our ability to continue as a going concern. Management’s initiatives over the last two years, including the restructurings in February 2009, December 2008 and 2007, the executive management salary reductions for 2009, 2008 and 2007, securing additional convertible debt financing in May 2007, November 2007, July 2008 and October 2008, and the Sand Hill Finance financing agreement have been designed to improve operating results and liquidity and better position AXS-One to compete under current market conditions. However, we are required to seek new sources of financing or future accommodations from our existing lenders or other financial institutions, or we may seek equity or debt infusions from private investors. Our recent cost reductions will allow us to become profitable at lower revenue levels than in prior years. However, our ability to fund our operations is dependent on our continued sales of our Integrated Content Arching software at levels sufficient to achieve profitable operations. We may also be required to further reduce operating costs in order to meet our obligations if deemed necessary. As of April 8, 2009, the Company’s cash position has reduced to $742,000, which includes $850,000 borrowed on our bank credit line. Additionally, the Company’s convertible debt approximating $13 million at April 8, 2009 matures on May 29, 2009 and the Company does not have the capital to pay these notes, and accordingly, such notes will need to be restructured. If we are unable to achieve profitable operations or secure additional sources of capital in the near term, in addition to restructuring our convertible debt, there would be substantial doubt about our ability to fund future operations through the second quarter of 2009. Management could also consider merger and acquisition activity. No assurance can be given that management’s initiatives will be successful or that any such additional sources of financing, lender accommodations, or equity or debt infusions will be available.

We have a previous history of net losses.

AXS-One incurred losses of $10.1 million and $14.9 million for the years ended December 31, 2008 and 2007, respectively. We may not be able to be profitable on a quarterly or annual basis in the future. As of December 31, 2008, we had an accumulated deficit of $110.3 million.

Additionally, AXS-One’s revenue and operating results have fluctuated and may continue to fluctuate significantly from quarter to quarter in the future, causing our common stock price to be volatile and may cause the market price to fall. A variety of factors, many of which are not in our control, cause these fluctuations and include, among others:

•	the proportion of revenues we earn from license fees versus fees for the services we provide,

•	the number of partners selling our products and their continued willingness to do so,

•	the number of third parties we use to perform services,

•	the amount of revenues we generate from our sale of third party software,

•	demand for our products,

•	the size and timing of individual license transactions,

•	the products and enhancements that we, or our competitors, introduce,

•	changes in our customers’ budgets,

•	potential customers’ unwillingness to undertake major expenditures with us due to our past operating results,

•	availability or changes to third party products,

•	new or emerging technologies,

•	competitive conditions in the industry and general economic conditions, and

•	unrest in the Middle East or other world events.

Additionally, clients’ licensing of our products is often delayed because:

•	our clients must commit a significant amount of capital,

•	frequently, a license purchase must be authorized through the multiple channels within a client’s organization, and

•	sales are driven through our partners, reducing our control over the sales cycle.

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

In their report prepared in conjunction with our December 31, 2008 financial statements, our independent registered public accounting firm, Amper, Politziner & Mattia LLP, included an explanatory paragraph stating that, because the Company has incurred recurring net losses, has an accumulated deficit and has a working capital deficiency as of December 31, 2008, there is substantial doubt about our ability to continue as a going concern. Although management’s plans to continue as a going concern are set forth in Note 1 to the financial statements set forth herein, there can be no assurance that such plans will be successful.

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

AXS-One software products are positioned in a highly dynamic market. Our competitors within the Integrated Content Archiving market include Autonomy, Computer Associates, EMC, Hewlett Packard,

IBM, OpenText and Symantec. There are also a growing number of smaller, niche vendors targeting specific areas of this market worldwide.

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

As our market continues to develop and expand, we expect established and emerging companies to compete with us due to the relatively low barriers to entry within the software market. We expect that competition will also increase as the software industry consolidates. During 2008, we saw the acquisition trend continue with competitors in the Integrated Content Arching market being acquired by large companies with significantly greater financial and marketing resources than us. Furthermore, we cannot assure anyone that any of the companies with whom we currently have relationships, most of which may have significantly greater financial and marketing resources than we do, will not, in the future, develop or market software products that compete with our products, or discontinue their relationship or support of us.

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

We depend on our Integrated Content Arching software for substantially all our revenue. The market for these products is relatively new and evolving rapidly. Accordingly, our future operating results will depend, in part, on:

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

Additionally, during 2009, our AXS-One Compliance Platform needs to gain greater market acceptance. If:

•	demand in the market for our type of software is reduced,

•	competition increases, or

•	sales of such products or services decline,

any of these factors could have a material adverse affect on our business, operating results and financial condition.

Deterioration in general economic conditions has caused and could cause additional decreases or delays in spending by our customers and could harm our ability to generate license revenues and our results of operations.

The state of the global economy and availability of capital has and could further impact the spending patterns of existing and potential future customers. Any reduction in spending by, or loss of, existing or potential future customers would cause our revenues to decline. Further, we may be unable to adjust our expenses and capital expenditures quickly enough to compensate for any unexpected revenue shortfall.

Software purchases tend to be cyclical, reflecting overall economic conditions and budgeting and buying patterns. Since we derive most of our revenues from sales of software licenses, the current deterioration in economic conditions has caused and could cause additional decreases in or delays in software spending and is likely to reduce our software license revenues and negatively impact our short term ability to grow our revenues. Further, any decreased collectability of accounts receivable or early termination of agreements due to the current deterioration in economic conditions could negatively impact our results of operations.

AXS-One has a concentration of revenues from certain customers.

During the last two years, AXS-One has generated a significant amount of revenues from a select number of customers. Because of the size of certain of our customers, it is likely that they will continue to generate a significant portion of our revenues especially in our services revenue area. If any of these customers should discontinue their business with us, it could have a material adverse affect on our business, operating results and financial condition. There is no assurance that we would be able to replace these lost revenues with revenues from new or other existing customers.

During the last two years, AXS-One has generated a significant amount of revenues from a select number of customers. For the year ended December 31, 2008, one customer represented 13.3% of total revenue. For the year ended December 31, 2007, two customers represented 12.3% and 11.6% individually, of total revenue. For the year ended December 31, 2008, two customers represented 22.7% and 13.8%, individually, of license revenue. For the year ended December 31, 2007, three customers represented 22.9%, 20.5%, and 15.2%, individually, of license revenue. No one customer represented more than 10.0% of service revenues for the year ended December 31, 2008. One customer represented 10.7% of service revenues for the year ended December 31, 2007. For the years ended December 31, 2008 and 2007, the Company’s reselling partners generated 10% and 30% of license revenue, respectively.

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

Our common stock may in the future become subject to Rules 15g-1 through 15g-9 under the Exchange Act, which imposes certain sales practice requirements on broker-dealers who sell our common stock to persons other than established customers and “accredited investors” (as defined in Rule 501(c) of the Securities Act). For transactions covered by this rule, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to the sale. This rule would adversely affect the ability of broker-dealers to sell our common stock and purchasers of our common stock to sell their shares of our common stock. Additionally, our common stock may in the future be subject to SEC regulations applicable to “penny stock.” Penny stock includes any non-NASDAQ equity security that has a market price of less than $5.00 per share, subject to certain exceptions. The regulations require that prior to any non-exempt buy/sell transaction in a penny stock, a disclosure schedule proscribed by the SEC relating to the penny stock market must be delivered by a broker-dealer to the purchaser of such penny stock. This disclosure must include the amount of commissions payable to both the broker-dealer and the registered representative and current price quotations for our common stock. The regulations also require that monthly statements be sent to holders of penny stock that disclose recent price information for the penny stock and information of the limited market for penny stocks. If we were to become subject to these requirements, they would adversely affect the market liquidity of our common stock.

In the future, AXS-One may not have sufficient capital resources to fully carry out its business plans.

Our ability to carry out our future business plans and achieve the anticipated results will be affected by the amount of cash generated from operations. As of December 31, 2008 the Company had $933,000 of cash and cash equivalents including $243,000 held by our foreign operations. As of April 8, 2009, the Company’s cash position has reduced to $742,000, which includes $850,000 borrowed on our bank credit line. There is also the risk that cash held by our foreign subsidiaries will not be readily available for use in our U.S. operations as the transfer of funds is sometimes delayed due to various foreign government restrictions. Accordingly, we may in the future be required to seek new sources of financing or future accommodations from our existing lender or other financial institutions, or we may seek equity infusions from private investors. We may also be required to further reduce operating costs in order to meet our obligations.

In February 2009, December 2008, 2007 and 2006 we initiated cost reduction efforts designed to reduce our operating costs and reduce our need for additional capital. In the future, if we are unsuccessful with increasing revenues and operating cash flow, we may be required to further reduce our operating costs. We believe we can successfully reduce the Company’s cost structure in the event of a shortage of capital; however, there can be no assurance that we will be able to reduce operating costs quickly enough or in amounts sufficient to avoid the need to find additional sources of financing.

No assurance can be given that management’s initiatives to generate profitable operations will be successful or that any additional necessary sources of financing, lender accommodations or equity infusions will be available. As a result, our business, operating results, and financial condition could be adversely impacted.

AXS-One depends upon its proprietary technology and if we were unable to protect our technology, our competitive position would be adversely affected.

We believe that our success greatly depends on our proprietary software and technology. We rely primarily on a combination of trademark and copyright law, trade secret protection and contractual agreements with our employees, customers, partners and others to protect our proprietary rights. Despite our efforts to protect our proprietary rights, unauthorized third parties may attempt to copy all or part of our products or reverse engineer or obtain and use information that we regard as proprietary. We make our source code available to certain of our customers and partners, which may increase the likelihood of misappropriation or other misuse of our software. Additionally, the laws of some countries do not protect our proprietary rights to the same extent as do the laws of the United States of America. We cannot assure anyone that the steps we take to protect our proprietary rights will be adequate or that our competitors will not independently develop technologies that are substantially equivalent or superior to ours.

Although we believe that the trademarks and service marks we use are distinct, there can be no assurance that we will be able to register or protect such trademarks and service marks.

Our products may become subject to infringement claims.

We believe that none of our products, trademarks, or service marks, technologies or other proprietary rights infringe upon the proprietary rights of any third parties. However, as the number of software products in our industry increases and the functionality of these products further overlap, we believe that software developers like us may become increasingly subject to infringement claims. Additionally, the market in which we compete has seen an increase in the number of “business method” patents issued, and infringement claims asserted, based on these issued patents. Any claims asserted, regardless of their merit, can be time consuming and expensive to defend, could cause delays in shipping our products or require us to enter into royalty or licensing agreements that may not be available on terms acceptable to us. Any of these factors would significantly impact our operating results and financial conditions or materially disrupt the conduct of our business. We cannot assure anyone that third parties will not assert infringement claims against us in the future with respect to our current or future products or services.

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

In 2008 and 2007 the Company’s total revenues generated by the Company’s foreign offices were as follows:

		Percentage of
Year	Amount	Total Revenues

2008	$3.7 million	27.2%
2007	$5.0 million	41.7%

AXS-One is subject to additional risks related to operating in foreign countries. These risks generally include:

•	unexpected changes in tariffs, trade barriers and regulatory requirements,

•	costs of localizing products for foreign countries,

•	lack of acceptance of localized products in foreign markets,

•	longer accounts receivable payment cycles,

•	difficulties managing international operations,

•	potentially adverse tax consequences,

•	restrictions on repatriation of earnings,

•	loss of key personnel,

•	reduced legal protection of our intellectual property, and

•	the burden of complying with a wide variety of foreign laws.

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

Our sales strategy over the past several years has included strategic partners such as Sun Microsystems and other resellers around the world. The loss of a strategic partner or the inability to maintain productive reseller relationships could have a significant negative effect on our ability to generate new license and related service revenue. Our largest strategic partner is responsible for 8.8% of our license revenue in 2008 and 22.5% of license revenue in 2007.

AXS-One’s executive officers, directors and affiliates own a significant amount of its common stock.

This stock ownership may prevent or discourage tender offers for our common stock unless these significant stockholders approve the terms of any such offers. As of February 18, 2009, AXS-One’s executive officers, directors and affiliates together beneficially own approximately 32% of our outstanding common stock. As a result, these stockholders are able to exercise significant influence over matters requiring stockholder approval including:

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

The Company’s corporate headquarters are located in Rutherford, New Jersey in leased facilities consisting of 25,320 square feet of office space occupied under a lease expiring in December 2011. The Company sub-leases approximately 36% of this space to Computron Software, LLC. The Company also leases sales and support offices outside of North America in Australia, Singapore and the United Kingdom. While the Company believes that its facilities are adequate for its present needs, the Company periodically reviews its needs. The Company believes that additional space, if needed, would be available on commercially reasonable terms.

Item 3.	Legal Proceedings

Historically, the Company has been involved in disputes and/or litigation encountered in its normal course of business. The Company believes that the ultimate outcome of these proceedings will not have a material adverse effect on the Company’s business, financial condition and results of operations or cash flows. There are currently no material legal proceedings against the Company.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

On November 5, 2007, the Company voluntarily de-listed its common stock from the American Stock Exchange (AMEX) and its common stock is now listed on the OTC Bulletin Board (OTCBB) under the symbol “AXSO”. Quotations from the OTCBB reflect inter-dealer prices without retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.

The following table lists the high and low sales prices (or, in the case of quotes from the OTCBB, high and low bid prices) of the Company’s common stock for the quarterly periods set forth below:

Period	High	Low

2008
First quarter	$0.51	$0.25
Second quarter	0.55	0.12
Third quarter	0.50	0.13
Fourth quarter	0.33	0.05

2007
First quarter	$0.90	$0.58
Second quarter	0.85	0.51
Third quarter	0.84	0.38
Fourth quarter	0.77	0.25

As of February 18, 2009 the approximate number of record holders of the Company’s Common Stock was 675.

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

This Report contains statements of a forward-looking nature within the meaning of the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, relating to future events or the future financial performance of AXS-One. Investors are cautioned that such statements are only predictions and that actual events or results may differ materially. In evaluating such statements, investors should specifically consider the various factors identified in this Report which could cause actual results to differ materially from those indicated by such forward-looking statements, including the matters set forth in Item 1A “Risk Factors.”

Overview

AXS-One Inc. (“AXS-One” or the “Company”) is a software company providing robust, secure business solutions that allow an organization to reduce the inherent risks and costs associated with retaining and managing corporate electronic records as well as to achieve efficiency in its business processes. AXS-One has a proven track record of developing flexible, high-performance, scalable, secure and effective software for organizations. AXS-One’s ability to quickly identify emerging market opportunities and to build high-quality software has won many awards over the years. The Company has devoted significant resources to developing new products which serve the Content Archiving, Records Management, Compliance Management, E-Discovery, Litigation Readiness, Knowledge Management, and Information Management Markets.

AXS-One believes that developments in electronic communication as well as changes in the scope and complexity of the corporate regulatory, governance, privacy and legal environment have significantly altered how organizations are doing, and are required to do, business. Organizations are re-evaluating their software requirements to invest in solutions that reduce costs and ensure operational efficiency while enabling them to address and satisfy their requirements for corporate governance, regulatory compliance, litigation readiness, legal discovery and privacy of information. AXS-One’s approach allows organizations to meet these requirements by leveraging a single integrated archiving and electronic records management software platform. This results in manageable investments, quick implementation schedules, and a more rapid return on investment. See “Item 1. Business.”

Our revenues are derived mainly from license fees from software license agreements entered into between AXS-One and our customers and resellers for our products and, to a lesser degree, third party products resold by AXS-One, and we derive services revenues from software maintenance agreements, training, consulting services including installation and custom programming.

We are headquartered in Rutherford, New Jersey with 81 full-time employees, as of December 31, 2008, in offices worldwide, including Australia, Singapore, the United Kingdom, Hong Kong and the United States. Our foreign offices generated approximately 27.2% and 41.7% of our total revenues for the twelve months ended December 31, 2008 and 2007, respectively. We expect that such revenues will continue to represent a significant percentage of our total revenues in the future. Most of our international license fees and services revenues are denominated in foreign currencies. Fluctuations in the value of foreign currencies relative to the U.S. dollar in the future could result in fluctuations in our revenue.

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

AXS-One believes that the enhancements and additional functionality made to the AXS-One Compliance Platform through 2008 continue to provide further competitive advantage, and means that the Company can offer its customers and prospective customers a broad suite of solutions that enable them to address their current enterprise needs and to scale to meet their future requirements. Additionally, the Company believes that the AXS-One Compliance Platform is increasingly attractive to partners and resellers and supports the needs of its channel strategy. This includes the company’s hosting and SaaS strategy.

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

During 2008 and 2007, AXS-One continued to expand its technology and reseller partnerships around the world. During 2008 the Company established a relationship with Microsoft, the result of the Company’s announcement of Dynamic Data Migrator. During 2007 the Company established relationships with IBM and EDS as resellers of its products in a hosted environment. The Company also continued to train and support existing partners and, as a result, was able to record its first sales in Japan and South Korea; and developed a number of large prospects in China as well as in India, where the Company recorded its first sales in 2006. The Company believes these relationships are important to the development, distribution, sales, marketing, integration, and support of its products.

We have experienced, and may in the future experience, significant fluctuations in our quarterly and annual revenues, results of operations and cash flows. We believe that domestic and international operating results and cash flows will continue to fluctuate significantly in the future as a result of a variety of factors. For a description of the factors that may affect our operating results see Item 1A “Risk Factors”.

Applications built on AXS-One’s set of archiving and workflow products have been deployed as electronic bill presentment and document delivery solutions (e-delivery), self-service information systems, Internet report publishing and distribution solutions, customer service solutions, Internet-enabled information reconciliation solutions, and transaction confirmation solutions. These solutions are typically implemented in a timely manner, thus providing a rapid time-to-value. The AXS-One E-Delivery Service (also known as T4), developed for the European travel industry, went live during 2005. On December 31, 2007, this business was sold for $150,000 which should have been paid in 2008. Fifty percent was to be paid in twelve months and 50% was to be paid based on the purchaser’s ability to extend certain contracts with key customers. No funds have been received as of December 31, 2008. The receivable relating to this sale is fully reserved at December 31, 2008. Revenue from this product line was $575,000 in 2007.

We continue to make progress growing our customer base for our entire AXS-One Compliance Platform. This includes both extending opportunities within existing customers as well as acquiring new customers.

Results of Operations

The following tables set forth for the periods indicated, certain operating data, and data as a percentage of total revenues.

	Year Ended		Year Ended
	December 31, 2008		December 31, 2007
		Data as a		Data as a
	Total	percent of	Total	percent of
(dollars in millions)	Consolidated	revenue	Consolidated	revenue

Revenues:
License fees	$4.3	32.1%	$4.1	34.2%
Services	9.1	67.9	7.9	65.8

Total revenues	13.4	100.0	12.0	100.0

Operating expenses:
Cost of license fees	0.3	2.2	0.5	4.2
Cost of services	4.3	32.1	5.7	47.5
Sales and marketing	6.6	49.3	8.0	66.7
Research and development	5.6	41.8	7.0	58.3
General and administrative	3.9	29.1	4.4	36.7
Restructuring and other costs	0.3	2.2	0.5	4.1

Total operating expenses	21.0	156.7	26.1	217.5

Operating loss	(7.6)	(56.7)	(14.1)	(117.5)

Other income (expense), net	(2.6)	(19.4)	(0.5)	(4.2)

Loss before income tax expense	(10.2)	(76.1)	(14.6)	(121.7)
Income tax benefit (expense)	0.1	0.7	(0.3)	(2.5)

Net loss	$(10.1)	(75.4)%	$(14.9)	(124.2)%

2008 Compared to 2007

Revenues

Total revenues increased 12.3% from 2007 to 2008 due to a 5.5% increase in license revenue and a 15.8% increase in service revenue. The Company achieved three of the four highest levels of quarterly revenue in the history of its Records Compliance Management business during the first three quarters of 2008. License revenue in the fourth quarter of 2008 was the lowest quarter of the year mainly due to current worldwide economic conditions.

The following table sets forth for the periods indicated each major category of our services revenues as a percent of services revenues.

	Years Ended December 31,
	2008		2007
		% of		% of
(in thousands)	Amount	Total	Amount	Total

Maintenance	$6,371	70%	$5,409	69%
Consulting	2,666	29	1,907	24
Subscription revenue	103	1	575	7

Total services revenues	$9,140	100%	$7,891	100%

Maintenance revenue increased in 2008 compared with 2007 as a result of increased maintenance contracts from new license agreements in the prior four quarters, collection of past due maintenance revenue not recorded as revenue until collection and increased maintenance renewals for certain customers. Consulting revenue increased substantially from the same period last year as a result of two large implementation projects. Additionally, utilization rates and professional service fees improved. Subscription revenue decreased as a result of the sale of the Company’s E-Delivery Service (also known as T4), developed for the European travel industry, in the fourth quarter of 2007.

Operating Expenses

Cost of license fees consists primarily of amounts paid to third parties with respect to products we resell in conjunction with the licensing of our products. The elements can vary substantially from period to period as a percentage of license fees. Cost of license fees for 2008 was $0.2 million or 33.7% lower than 2007 due to lower usage and lower cost of third party software.

Cost of services primarily consist of personnel and third party costs for installation, consulting, training and customer support. Cost of services decreased $1.4 million or 25.1% for 2008, as compared to 2007. The decrease was mainly due to headcount reductions as a result of the reduction in force implemented in the fourth quarter of 2007 and reduced costs resulting from selling the South Africa and T4 operations. The service margin was 53.5% for 2008 compared to 28.0% for 2007. This margin improvement was a result of higher consulting revenue, higher maintenance revenue and lower costs in 2008 versus 2007.

Sales and marketing expenses primarily consists of salaries, commissions and bonuses related to sales and marketing personnel, as well as travel and promotional expenses. Sales and marketing expenses were $1.5 million or 18.2% lower for 2008, as compared to 2007. The decrease was primarily due to headcount reductions as a result of the reduction in force implemented in the fourth quarter of 2007, reduced costs resulting from selling the South Africa operations and by lower usage of third party consultants. These decreases were offset slightly by higher commission expense resulting from higher revenue.

Research and development expenses primarily consists of personnel costs, costs of equipment, facilities and third party software development costs. Research and development expenses have been charged to operations as incurred. Research and development expenses were $1.4 million or 20.7% lower for 2008, as compared to 2007. The decrease was primarily due to severance cost recorded in 2007 of approximately $0.7 million related to the departure of the Executive Vice President of R&D and to lower headcount.

General and administrative expenses consist primarily of salaries for administrative, executive and financial personnel, and outside professional fees. General and administrative expenses were $0.5 million or 10.6% lower for 2008 as compared to 2007 as a result of lower professional service fees and lower Board of Director fees, partially offset by increased non-cash stock compensation expense.

Operating Loss

Operating loss improved $6.6 million for 2008 compared to 2007 as a result of the increase in services and license revenue of $1.5 million and reductions in operating expenses of $5.1 million resulting from the reasons described above.

Other Expense, Net

Other expense, net increased $2.1 million for 2008 compared to 2007. This increase is a result of higher interest expense, which includes interest expense resulting from the amortization of discount on debt, resulting from the issuance of warrants associated with the convertible debt issued on May 29, 2007, November 13, 2007, July 24, 2008 and October 30, 2008 and lower interest income.

Net loss

The net loss was $10.1 million, or $(0.27) per diluted share for 2008 compared to net loss of $14.9 million or $(0.42) per diluted share for 2007. The improvement in net loss of $4.8 million was due to increased revenue and decreased operating expenses described above.

Liquidity and Capital Resources

At December 31, 2008, we had cash and cash equivalents of $0.9 million and a working capital deficit of $16.3 million which included $2.9 million of deferred revenue and $11.3 million of convertible debt.

Liquidity and Cash Flow

Our operating activities used cash of $6.2 million for 2008 and $11.7 million for 2007. Net cash used in operating activities during 2008 is primarily the result of the net loss and a decrease in accounts payable and accrued expenses, offset slightly by non-cash interest expense, non-cash stock compensation expense, decreased accounts receivable and decreased prepaid expenses and other current assets.

Our investing activities were negligible for 2008 and used $0.1 million for 2007.

Cash provided by financing activities was $3.9 million and $8.7 million for 2008 and 2007, respectively. For 2008, cash was provided by the issuance of convertible debt, described in more detail below and by borrowings of bank debt. For 2007, cash was provided by the issuance of convertible debt, described in more detail below, and the exercise of stock options and warrants during the period.

There was no cash used by discontinued operations for 2008. Cash used by discontinued operations was $1.0 million for 2007. For 2007, cash used related to payment of cash to Computron Software, LLC for collection of their accounts receivable received by us and required to be returned to Computron Software, LLC in connection with the sale of our Enterprise Financials business in October 2006.

We have no significant capital commitments. Planned capital expenditures for 2009 are less than $0.5 million. Our aggregate minimum operating lease payments for 2009 will be approximately $0.9 million. Our aggregate minimum royalties payable for third party software used in conjunction with our software are approximately $0.1 million for 2009. We expect to fund these commitments from cash on hand and cash generated by operating activities, and other debt or equity sources of financing.

AXS-One incurred a net loss of $10.1 million and $14.9 million for the years ended December 31, 2008, and 2007, respectively. We have not yet been able to obtain operating profitability and may not be able to be profitable on a quarterly or annual basis in the future. In addition, in their report prepared in conjunction with our December 31, 2008 financial statements, our independent registered public accounting firm, Amper, Politziner & Mattia LLP, included an explanatory paragraph stating that, because the Company has incurred recurring net losses, has an accumulated deficit and has a working capital deficiency as of December 31, 2008, there is substantial doubt about our ability to continue as a going concern. Management’s initiatives over the last two years, including the restructurings in February 2009, December 2008 and 2007, the executive management salary reductions for 2009, 2008 and 2007, securing additional convertible debt financing in May 2007, November 2007, July 2008 and October 2008, and the Sand Hill Finance financing agreement have been designed to improve operating results and liquidity and better position AXS-One to compete under current market conditions. However, we are required to seek new sources of financing or future accommodations from our existing lenders or other financial institutions, or we may seek equity or debt infusions from private investors. Our recent cost reductions will allow us to become profitable at lower revenue levels than in prior years. However, our ability to fund our operations is dependent on our continued sales of our Integrated Content Arching software at levels sufficient to achieve profitable operations. We may also be required to further reduce operating costs in order to meet our obligations if deemed necessary. As of April 8, 2009, the Company’s cash position has reduced to $742,000, which includes $850,000 borrowed on our bank credit line. Additionally, the Company’s convertible debt approximating $13 million at April 8, 2009 matures on May 29, 2009 and the Company does not have the capital to pay these notes, and accordingly, such notes will need to be restructured. If we are unable to achieve profitable operations or secure additional sources of capital in the near term, in addition to restructuring our convertible debt, there would be substantial doubt about our ability to fund future operations through the second quarter of 2009. Management could also consider merger and acquisition activity. No assurance can be given that management’s initiatives will be successful or that any such additional sources of financing, lender accommodations, or equity or debt infusions will be available. (See Item 1A “Risk Factors.”)

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

Sand Hill Finance, LLC Financing

On May 22, 2008, the Company entered into a Financing Agreement (the “Financing Agreement”) with Sand Hill Finance, LLC (the “Lender”). Pursuant to the Financing Agreement, the Lender may

advance the Company from time to time up to $1.0 million, based upon the sum of 80% of the face value of United States accounts receivable secured by the Lender from the Company at the Lender’s sole discretion. The security of such accounts receivable is with full recourse against the Company. Advances under the Financing Agreement bear interest at a rate of 1.58% per month. The Financing Agreement has a term of one year (with an evergreen annual renewal provision unless either party provides notice of termination) and contains certain customary affirmative and negative non-financial covenants. The negative covenants include restrictions on change of control, purchases and sales of assets, dividends (other than dividends payable in stock) and stock repurchases. Pursuant to the Financing Agreement, the Company pledged as collateral to the Lender substantially all of its assets.

As of December 31, 2008, the Company had borrowings of $700,000 outstanding pursuant to the Financing Agreement and had remaining availability of $300,000.

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

The effective interest rate on the convertible notes exceeds the coupon rate due to the amortization of the discount of the debt resulting from the issuance of the warrants.

Critical Accounting Policies

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

Recently Issued Accounting Standards

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“FAS 141R”), which replaces FASB Statement No. 141. FAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree, and the goodwill acquired. FAS 141R also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. FAS 141R is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008, which is our fiscal year beginning January 1, 2009. This standard will have an impact on our financial statements if an acquisition occurs.

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements”. SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States of America and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements. We were required to adopt SFAS 157 beginning January 1, 2008. In February 2008, the FASB released FASB Staff Position (FSP FAS 157-2 — Effective Date of FASB Statement No. 157), which delayed the effective date of SFAS No. 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of SFAS No. 157 for our financial assets and liabilities did not have a material impact on our consolidated financial statements. We do not expect that adoption of SFAS No. 157 for our non-financial assets and liabilities, effective January 1, 2009, will have a material impact on our financial statements.

In June 2008 the FASB issued EITF 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” EITF 07-5 provides guidance in assessing whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock for purposes of determining whether the appropriate accounting treatment falls under the scope of SFAS 133, “Accounting For Derivative Instruments and Hedging Activities” and/or EITF 00-19, “Accounting For Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”. EITF 07-05 is effective as of the beginning of our 2009 fiscal year. We do not expect the adoption of EITF 07-05 to have a material impact on our consolidated financial position or results of operations.

In May 2008, the FASB issued FASB Staff Position (“FSP”) APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). FSP APB 14-1 will require us to account separately for the lability and equity components of our convertible debt. The debt would be recognized at the present value of its cash flows discounted using our nonconvertible debt borrowing rate at the time of issuance. The equity component would be recognized as the difference between the proceeds from the issuance of the note and the fair value of the liability. The FSP also requires accretion of the resultant debt discount over the expected life of the debt. The FSP is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. Entities are required to apply the FSP retrospectively for all periods presented. We do not expect the adoption of EITF 07-05 to have a material impact on our consolidated financial position or results of operations.

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

Evaluation of disclosure controls and procedures

Our Chief Executive Officer and our Chief Financial Officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rule 13a-15(e)) as of December 31, 2008 (the “Evaluation Date”), have concluded that as of the Evaluation Date, our disclosure controls and procedures were effective and designed to ensure that material information relating to us and our consolidated subsidiaries would be collected and made known to them by others within those entities as appropriate to allow timely decisions regarding required disclosure of such information.

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

Based on our evaluation under the frameworks described above, our management has concluded that our internal control over financial reporting was effective as of December 31, 2008.

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

During the fourth quarter of 2008, there has not been any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The Company incorporates herein by reference the information required by Items 401, 405, 406, 407(c)(3), (d)(4) and (d)(5) of Regulation S-K to be set forth in its Notice of Annual Stockholders’ Meeting and Proxy Statement to be filed within 120 days after the end of the Company’s fiscal year (the “2009 Proxy Statement”).

Item 11.	Executive Compensation

The Company incorporates herein by reference the information required by Items 402 and 407 (e) (4) and (e) (5) of Regulation S-K to be set forth in the 2009 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The Company incorporates herein by reference the information required by Items 201(d) and 403 of Regulation S-K to be set forth in the 2009 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The Company incorporates herein by reference the information required by Items 404 and 407 (a) of Regulation S-K to be set forth in the 2009 Proxy Statement.

Item 14.	Principal Accountant Fees and Services

The Company incorporates herein by reference the information required by Item 9(e) of Schedule 14A to be set forth in the 2009 Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) (1)    Consolidated Financial Statements:

(a) (3)    Exhibits:

3	.1(a)	Fourth Amended and Restated Certificate of Incorporation
3	.2(ff)	Certificate of Amendment to Certificate of Incorporation
3	.3(a)	Amended and Restated Bylaws of the Company
4	.1(dd)	Form of Common Stock Certificate
10	.1(a)+	Employment Agreement between the Company and Elias Typaldos, as amended
10	.2(c)+	1995 Stock Option Plan, as amended
10	.3(b)	Securities Purchase Agreement
10	.4(c)	Amendment to Securities Purchase Agreement
10	.5(d)+	1998 Stock Option Plan, as amended
10	.6(e)	Stock Purchase Agreement, dated as of September 1, 2001, between the Company and Porterfield Ltd. relating to the sale of all shares of AXS-One Sp. z.o.o.
10	.7(f)	Investor Relations Services Agreement between the Company and Hayden Communications, Inc.
10	.8(g)	Loan and Security Agreement with Silicon Valley Bank dated August 11, 2004
10	.9(h)+	Employment Agreement between the Company and William P. Lyons
10	.10(i)+	Employment Agreement between the Company and Joseph P. Dwyer
10	.11(i)	First Loan Modification to the Loan & Security Agreement dated January 27, 2005
10	.12(j)	Unit subscription agreement dated April 1, 2004, Class A Warrants, Class B Warrants, and Investor Rights Agreements dated April 5, 2004
10	.13(k)+	2005 Stock Incentive Plan, as amended
10	.14(l)	Unit subscription agreement dated June 17, 2005, Class C Warrants, Class D Warrants, and Investor Rights Agreements dated June 17, 2005
10	.15(m)	Amended and Restated Loan and Security Agreement with Silicon Valley Bank dated September 13, 2005
10	.16(n)+	Agreement and General Release between the Company and Gennaro Vendome dated October 13, 2005

10	.17(o)	Form of Resale Restriction Agreement for accelerated Stock Options dated October 26, 2005
10	.18(p)+	Agreement and General Release between the Company and Matthew Suffoletto dated February 9, 2006
10	.19(q)	First Loan Modification Agreement with Silicon Valley Bank dated March 14, 2006
10	.20(r)+	Form of Restricted Stock Agreement for grants pursuant to 1998 Stock Option Plan
10	.21(r)+	Form of Restricted Stock Agreement for grants pursuant to 2005 Stock Incentive Plan
10	.22(s)	Asset Purchase Agreement between the Company and Computron Software, LLC dated October 31, 2006
10	.23(t)	Second Loan Modification Agreement with Silicon Valley Bank dated October 31, 2006
10	.24(t)	Intellectual Property Security Agreement in favor of Silicon Valley Bank dated October 31, 2006
10	.25(u)	Third Loan Modification Agreement with Silicon Valley Bank dated November 11, 2006
10	.26(v)+	Letter Agreement with William P. Lyons dated December 14, 2006
10	.27(v)+	Letter Agreement with Joseph Dwyer dated December 14, 2006
10	.28(v)+	Letter Agreement with Elias Typaldos dated December 14, 2006
10	.29(v)+	Form of Restricted Stock Agreement for grants pursuant to 1998 Stock Option Plan dated December 14, 2006
10	.30(w)+	Employment Agreement with Joseph Dwyer dated February 15, 2007
10	.31(w)+	Employment Agreement with Elias Typaldos dated February 15, 2007
10	.32(x)	Fourth Loan Modification Agreement with Silicon Valley Bank dated March 6, 2007
10	.33(y)	Forbearance Agreement between the Company and Silicon Valley Bank dated as of May 15, 2007
10	.34(z)	Convertible Note and Warrant Purchase Agreement dated May 29, 2007
10	.35(z)	Investor Rights Agreement dated May 29, 2007
10	.36(z)	Form of Series A 6% Secured Promissory Note dated May 29, 2007
10	.37(z)	Form of Series B 6% Secured Promissory Note dated May 29, 2007
10	.38(z)	Form of Common Stock Warrant
10	.39(z)	Security Agreement between BlueLine Capital Partners, LP, as Agent, and the Company dated May 29, 2007
10	.40(z)	Subordination Agreement between BlueLine Capital Partners, LP, as Agent, and Silicon Valley Bank dated May 29, 2007
10	.41(aa)	Second Amended and Restated Loan and Security Agreement between the Company and Silicon Valley Bank dated July 18, 2007
10	.42(bb)+	Agreement and General Release between the Company and Elias Typaldos dated August 13, 2007
10	.43(cc)+	Letter Agreement between the Company and Philip L. Rugani dated September 4, 2007
10	.44(ee)	First Loan Modification Agreement with Silicon Valley Bank dated November 12, 2007
10	.45(ee)	Convertible Note and Warrant Purchase Agreement dated November 13, 2007
10	.46(ee)	Investor Rights Agreement dated November 16, 2007

10	.47(ee)	Form of Amendment to Series A 6% Secured Convertible Promissory Note dated November 16, 2007
10	.48(ee)	Form of Amendment to Series B 6% Secured Convertible Promissory Note dated November 16, 2007
10	.49(ee)	Form of Series C 6% Secured Promissory Note dated November 16, 2007
10	.50(ee)	Form of Common Stock Purchase Warrant
10	.51(ee)	Security Agreement Amendment dated November 16, 2007
10	.52(ee)	Amended and Restated Subordination Agreement dated November 16, 2007
10	.53(gg)+	Letter Agreement between the Company and William P. Lyons dated December 11, 2007
10	.54(gg)+	Restricted Stock Agreement between the Company and William P. Lyons dated December 11, 2007
10	.55(hh)	Second Loan Modification Agreement with Silicon Valley Bank dated March 18, 2008
10	.56(ii)	Third Loan Modification with Silicon Valley Bank dated April 30, 2008
10	.57(jj)	Financing Agreement with Sand Hill Finance, LLC dated May 22, 2008
10	.58(jj)	Common Stock Purchase Warrant with Sand Hill Finance, LLC dated May 22, 2008
10	.59(kk)	Convertible Note and Warrant Purchase Agreement dated July 24, 2008
10	.60(kk)	Investor Rights Agreement dated July 24, 2008
10	.61(kk)	Form of Series D 6% Convertible Note dated July 24, 2008
10	.62(kk)	Form of Common Stock Purchase Warrant
10	.63(kk)	Second Security Agreement Amendment dated July 24, 2008
10	.64(kk)	Amended and Restated Subordination Agreement between BlueLine Capital Partners, LP (as agent) and Sand Hill Finance, LLC
10	.65(kk)	Participation Rights Waiver and Joinder
10	.66(kk)	Second Investor Rights Agreement Amendment dated July 24, 2008
10	.67(kk)	Investor Rights Agreement Waiver and Modification dated July 24, 2008
10	.68(kk)	Form of Series A Note Amendment dated July 24, 2008
10	.69(kk)	Form of Series B Note Amendment dated July 24, 2008
10	.70(kk)	Form of Series C Note Amendment dated July 24, 2008
10	.71(ll)+	First Amendment to Employment Agreement with William Lyons dated August 12, 2008
10	.72(ll)+	First Amendment to Employment Agreement with Joseph Dwyer dated August 12, 2008
10	.73(ll)+	First Amendment to Offer of Employment Letter with Philip Rugani dated August 12, 2008
10	.74(mm)	Convertible Note and Warrant Purchase Agreement dated October 30, 2008
10	.75(mm)	Investor Rights Agreement dated October 30, 2008
10	.76(mm)	Form of Series E 6% Convertible Note dated October 30, 2008
10	.77(mm)	Form of Common Stock Purchase Warrant
10	.78(mm)	Third Security Agreement Amendment dated October 30, 2008
10	.79(mm)	Second Amended and Restated Subordination Agreement dated October 30, 2008
10	.80(mm)	Participation Rights Waiver and Joinder
10	.81(mm)	Form of Series A Note Amendment dated October 30, 2008
10	.82(mm)	Form of Series B Note Amendment dated October 30, 2008

10	.83(mm)	Form of Series C Note Amendment dated October 30, 2008
10	.84(mm)	Form of Series D Note Amendment dated October 30, 2008
10	.85(nn)+	Second Amendment to Employment Agreement with William Lyons dated January 27, 2009
10	.86(nn)+	Second Amendment to Employment Agreement with Joseph Dwyer dated January 27, 2009
10	.87(nn)+	Second Amendment to Offer of Employment Letter with Philip Rugani dated January 27, 2009
21	.1**	List of Subsidiaries
23	.1**	Consent of Amper, Politziner and Mattia LLP
31	.1**	Rule 13a-14(a)/15d-14(a) certifications — William P. Lyons
31	.2**	Rule 13a-14(a)/15d-14(a) certifications — Joseph Dwyer
32	**	Officer Certifications under 18 USC 1350

(a)	Incorporated by reference to the Exhibits filed with the Company’s Registration Statement on Form S-l, File No. 33-93990.

(b)	Incorporated by reference to the Exhibits filed with the Company’s Form 8-K filed on January 8, 1998

(c)	Incorporated by reference to the Exhibits filed with the Company’s 1997 Form 10-K

(d)	Incorporated by reference to the Exhibits filed with the Company’s Proxy Statement filed on April 13, 2007

(e)	Incorporated by reference to the Exhibits filed with the Company’s Form 8-K filed on October 5, 2001

(f)	Incorporated by reference to the Exhibits filed with the Company’s 2002 Form 10-K

(g)	Incorporated by reference to the Exhibits filed with the Company’s June 30, 2004 10-Q

(h)	Incorporated by reference to the Exhibits filed with the Company’s Form 8-K filed on April 30, 2004

(i)	Incorporated by reference to the Exhibits filed with the Company’s 2004 Form 10-K

(j)	Incorporated by reference to the Exhibits filed with the Company’s Form 8-K filed on April 8, 2004

(k)	Incorporated by reference to the Exhibits filed with the Company’s Proxy Statement filed on April 12, 2006

(l)	Incorporated by reference to the Exhibits filed with the Company’s Form 8-K filed on June 23, 2005

(m)	Incorporated by reference to the Exhibits filed with the Company’s Form 8-K filed on September 19, 2005

(n)	Incorporated by reference to the Exhibits filed with the Company’s Form 8-K filed on October 24, 2005

(o)	Incorporated by reference to the Exhibits filed with the Company’s Form 8-K filed on November 1, 2005

(p)	Incorporated by reference to the Exhibits filed with the Company’s Form 8-K filed on February 9, 2006

(q)	Incorporated by reference to the Exhibits filed with the Company’s 2005 Form 10-K

(r)	Incorporated by reference to the Exhibits filed with the Company’s March 30, 2006 10-Q

(s)	Incorporated by reference to the Exhibits filed with the Company’s Form 8-K filed on November 2, 2006

(t)	Incorporated by reference to the Exhibits filed with the Company’s Form 8-K filed on November 11, 2006

(u)	Incorporated by reference to the Exhibits filed with the Company’s Form 8-K filed on November 16, 2006

(v)	Incorporated by reference to the Exhibits filed with the Company’s Form 8-K filed on December 18, 2006

(w)	Incorporated by reference to the Exhibits filed with the Company’s Form 8-K filed on February 16, 2007

(x)	Incorporated by reference to the Exhibits filed with the Company’s Form 8-K filed on March 7, 2007

(y)	Incorporated by reference to the Exhibits filed with the Company’s Form 10-Q filed on May 15, 2007

(z)	Incorporated by reference to the Exhibits filed with the Company’s Form 8-K filed on June 1, 2007

(aa)	Incorporated by reference to the Exhibits filed with the Company’s Form 8-K filed on July 23, 2007

(bb)	Incorporated by reference to the Exhibits filed with the Company’s Form 10-Q filed on August 14, 2007

(cc)	Incorporated by reference to the Exhibits filed with the Company’s Form 8-K filed on September 10, 2007

(dd)	Incorporated by reference to the Exhibits filed with the Company’s Form 8-A12G filed on November 5, 2007

(ee)	Incorporated by reference to the Exhibits filed with the Company’s Form 8-K filed on November 16, 2007

(ff)	Incorporated by reference to the Exhibits filed with the Company’s Form 8-K filed on November 30, 2007

(gg)	Incorporated by reference to the Exhibits filed with the Company’s Form 8-K filed on December 17, 2007

(hh)	Incorporated by reference to the Exhibits filed with the Company’s Form 8-K filed on March 20, 2008

(ii)	Incorporated by reference to the Exhibits filed with the Company’s Form 8-K filed on May 6, 2008

(jj)	Incorporated by reference to the Exhibits filed with the Company’s Form 8-K filed on May 28, 2008

(kk)	Incorporated by reference to the Exhibits filed with the Company’s Form 8-K filed on July 28, 2008

(ll)	Incorporated by reference to the Exhibits filed with the Company’s Form 10-Q filed on August 14, 2008

(mm)	Incorporated by reference to the Exhibits filed with the Company’s Form 8-K filed on November 3, 2008

(nn)	Incorporated by reference to the Exhibits filed with the Company’s Form 8-K filed on February 2, 2009

**	Filed herewith

+	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AXS-ONE INC.

By:	/s/ William P. Lyons
William P. Lyons,
Chairman of the Board and Chief Executive Officer

Date: April 13, 2009,

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on April 13, 2009.

Signature	Title(s)

/s/ William P. Lyons (William P. Lyons)	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

/s/ Joseph P. Dwyer (Joseph P. Dwyer)	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

/s/ Timothy Bacci (Timothy Bacci)	Director

/s/ Anthony Bloom (Anthony Bloom)	Director

/s/ Harold Copperman (Harold Copperman)	Director

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
AXS-One Inc.

We have audited the accompanying consolidated balance sheets of AXS-One Inc. and Subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity (deficit) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AXS-One Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

/s/ Amper, Politziner & Mattia LLP

April 13, 2009
Edison, New Jersey

AXS-ONE INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	December 31,	December 31,
	2008	2007

ASSETS
Current assets:
Cash and cash equivalents	$933	$3,362
Restricted cash	—	7
Accounts receivable, net of allowance for doubtful accounts of $84 and $116 at December 31, 2008 and December 31, 2007, respectively	932	2,208
Prepaid expenses and other current assets	495	831

Total current assets	2,360	6,408

Equipment and leasehold improvements, at cost:
Computer and office equipment	2,005	2,039
Furniture and fixtures	592	599
Leasehold improvements	669	672

	3,266	3,310
Less – accumulated depreciation and amortization	3,114	3,057

	152	253

Other assets	232	283

	$2,744	$6,944

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Line of credit	$700	$—
Convertible debt, net of discount of $1,454 at December 31, 2008 (principally to related parties)	11,316	—
Accounts payable	786	1,138
Accrued expenses	2,988	3,796
Deferred revenue	2,851	3,233

Total current liabilities	18,641	8,167

Long-term liabilities:
Long-term convertible debt, net of discount of $1,918 at December 31, 2007 (principally to related parties)	—	7,037
Long-term deferred revenue	169	120
Other long-term liabilities	—	212

Total liabilities	18,810	15,536

Commitments and contingencies
Stockholders’ equity (deficit):
Preferred stock, $.01 par value, authorized 5,000 shares, no shares issued and outstanding	—	—
Common stock, $.01 par value, authorized 125,000 shares; 41,341 and 39,686 shares issued and outstanding at December 31, 2008 and December 31, 2007, respectively	414	397
Additional paid-in capital	93,902	91,311
Accumulated deficit	(110,252)	(100,108)
Accumulated other comprehensive loss	(130)	(192)

Total stockholders’ deficit	(16,066)	(8,592)

	$2,744	$6,944

The accompanying notes are an integral part of these consolidated financial statements.

AXS-ONE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	For the Years Ended December 31,
	2008	2007

Revenues:
License fees	$4,283	$4,058
Services	9,140	7,891

Total revenues	13,423	11,949

Operating expenses:
Cost of license fees	324	489
Cost of services	4,254	5,680
Sales and marketing	6,563	8,021
Research and development	5,550	6,996
General and administrative	3,950	4,416
Restructuring and other costs	340	468

Total operating expenses	20,981	26,070

Operating loss	(7,558)	(14,121)

Other income (expense):
Interest income	27	191
Interest expense	(2,562)	(660)
Other income (expense), net	(97)	(69)

Other income (expense), net	(2,632)	(538)

Loss before income taxes	(10,190)	(14,659)
Income tax benefit (expense)	46	(287)

Net loss	$(10,144)	$(14,946)

Basic and diluted net loss per share	$(0.27)	$(0.42)

Weighted average basic & diluted common shares outstanding	38,243	35,318

The accompanying notes are an integral part of these consolidated financial statements.

AXS-ONE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Years Ended December 31,
	2008	2007

Net loss	$(10,144)	$(14,946)
Foreign currency translation adjustment	62	(43)

Comprehensive loss	$(10,082)	$(14,989)

The accompanying notes are an integral part of these consolidated financial statements.

AXS-ONE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands)

					Accumulated
					Other	Total
	Common		Additional		Comprehensive	Stockholders’
	Stock		Paid-in	Accumulated	Income	Equity
	Shares	Amount	Capital	(Deficit)	(Loss)	(Deficit)

Balance — December 31, 2006	35,637	$357	$88,365	$(85,162)	$(149)	$3,411
Net loss	—	—	—	(14,946)	—	(14,946)
Foreign currency translation adjustment	—	—	—	—	(43)	(43)
Stock based compensation expense	1,385	14	503	—	—	517
Warrants issued related to convertible debt	—	—	2,285	—	—	2,285
Exercise of stock options and warrants	2,664	26	158	—	—	184

Balance — December 31, 2007	39,686	$397	$91,311	$(100,108)	$(192)	$(8,592)

Net loss	—	—	—	(10,144)	—	(10,144)
Foreign currency translation adjustment	—	—	—	—	62	62
Stock based compensation expense	955	10	1,209	—	—	1,219
Warrants issued related to convertible debt	—	—	1,343	—	—	1,343
Warrants issued related to credit line	—	—	39	—	—	39
Exercise of warrants	700	7	—	—	—	7

Balance — December 31, 2008	41,341	$414	$93,902	$(110,252)	$(130)	$(16,066)

The accompanying notes are an integral part of these consolidated financial statements.

AXS-ONE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2008	2007

Cash flows from operating activities:
Net loss	(10,144)	(14,946)
Adjustments to reconcile net loss to net cash flows used in continuing operating activities:
Depreciation and amortization	101	215
Provision for doubtful accounts	96	37
Stock based compensation expense	1,219	517
Loss of sale of fixed assets	—	104
Gain of sale of assets, AXS-One South Africa	(38)	—
Non-cash interest expense	2,452	572
Changes in assets and liabilities
Accounts receivable	1,038	96
Prepaid expenses and other current assets	356	597
Change in other assets	42	(175)
Accounts payable and accrued expenses	(1,115)	569
Deferred revenue	(166)	679

Net cash flows used in continuing operating activities	(6,159)	(11,735)

Cash flows from continuing investing activities:
Proceeds from sale of fixed assets	—	25
Purchase of equipment and leasehold improvements	(43)	(161)

Net cash flows used in continuing investing activities	(43)	(136)

Cash flows from continuing financing activities:
Proceeds from exercise of stock options and warrants	7	184
Payment of debt issuance costs	—	(193)
Borrowing on revolving line-of-credit	3,548	1,000
Repayment of revolving line-of-credit	(2,848)	(1,000)
Issuance of convertible debt	3,200	8,750

Net cash flows provided by continuing financing activities	3,907	8,741
Cash flows from discontinued operations:
Net cash used in operating activities	—	(999)

Net cash flows used in discontinued operations	—	(999)
Foreign currency exchange rate effects on cash and cash equivalents	(134)	(1)

Net decrease in cash and cash equivalents	(2,429)	(4,130)
Cash and cash equivalents, beginning of year	3,362	7,492

Cash and cash equivalents, end of year	$933	$3,362

Supplemental disclosures of cash flow information:
Cash paid during the year for —
Interest	$110	$84
Income taxes	—	121

The accompanying notes are an integral part of these consolidated financial statements.

AXS-ONE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

(1)	Operations, Business Conditions, Liquidity and Significant Accounting Policies

The Company was incorporated under the laws of the State of Delaware in September 1978. The name of the Company was changed to AXS-One Inc. in November 2000. AXS-One Inc. designs, markets and supports Integrated Content Archiving software solutions that include digital archiving, business process management, integrated records disposition and discovery for electronic records including e-mail, instant messaging, images, office documents, Share Point documents, SAP and other corporate records. The Company also offers consulting, implementation, training, technical support and maintenance services in support of its customers’ use of its software products.

The financial statements of the Company have been prepared on a “going concern” basis, which assumes the realization of assets and the liquidation of liabilities in the ordinary course of business. However, such realization of assets and liquidation of liabilities are subject to a significant number of uncertainties. There are a number of factors that have negatively impacted the Company’s liquidity, and may impact the Company’s ability to function as a going concern. The Company incurred a net loss of $10.1 million and $14.9 million for the years ended December 31, 2008 and 2007 respectively. The Company has not yet been able to obtain operating profitability and may not be able to be profitable on a quarterly or annual basis in the future. Additionally, the Company had a cash balance of $0.9 million at December 31, 2008 and availability under its $1.0 million bank credit facility of $0.3 million, for which borrowing availability is limited to eligible accounts receivable. The Company had a working capital deficiency of $16.3 million as of December 31, 2008. The Company’s recent cost reductions will allow it to become profitable at lower revenue levels than in prior years. However, its ability to fund its operations is dependent on its continued sales of its records compliance software at levels sufficient to achieve profitable operations or to further reduce operating costs. As of April 8, 2009, the Company’s cash position has reduced to $742,000, which includes $850,000 borrowed on our bank credit line. Additionally, the Company’s convertible debt approximating $13 million at April 8, 2009 matures on May 29, 2009 and the Company does not have the capital to pay these notes, and accordingly, such notes will need to be restructured. If we are unable to achieve profitable operations or secure additional sources of capital in the near term, in addition to restructuring our convertible debt, there would be substantial doubt about our ability to fund future operations through the second quarter of 2009. Management could also consider merger and acquisition activity. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company has taken a number of actions during 2009, 2008 and 2007 to reduce operating expenses, streamline operations and raise operating capital. The Company’s 2009 operating plan reflects cost efficiencies which the Company believes can be realized and to increase license and services revenue. Short and long-term liquidity require either significant improvement in operating results and/or the obtaining of additional capital or merger with another company. There can be no assurance that the Company’s plans to achieve adequate liquidity will be successful.

(a)	Principles of Consolidation

The consolidated financial statements include the accounts of AXS-One Inc. and its wholly owned subsidiaries located in Australia, Singapore, the United Kingdom and, until its sale on May 12, 2008, South Africa (collectively, the “Company”). All intercompany transactions and balances have been eliminated.

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

The Company evaluates the collectibility of accounts receivable based on a combination of factors. In cases where the Company is aware of circumstances that may impair a specific customer’s ability to meet its financial obligations, the Company records a specific allowance against amounts due, and thereby reduces the net receivable to the amount management believes will be collected. For all other customers, the Company recognizes allowances for doubtful accounts based on the length of time the receivables are outstanding, the current business environment and historical experience. The Company does not require collateral and does not charge interest on outstanding balances.

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

The Company’s policy is to capitalize certain software development costs in accordance with Statement of Financial Accounting Standards No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed” (“SFAS 86”). Under SFAS 86, costs incurred to develop or significantly enhance computer software products are charged to research and development expense as incurred until technological feasibility has been established. The Company establishes technological feasibility upon completion of a working model or completion of a detailed program design. Generally costs related to projects that reach technological feasibility upon completion of a working model are not capitalized as the time period between establishment of the working model and general availability is of short duration. For projects that meet technological feasibility upon completion of a detailed program

AXS-ONE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(In thousands, except per share data)

design, all research and development costs for that project are capitalized from that point until the product is available for general release to customers. The nature of the Company’s current development for Integrated Content Archiving products is generally such that we can measure technological feasibility most effectively using the working model method where the time between establishment of a working model and general availability is of short duration which results in very little or no costs that qualify for capitalization. The Company historically used a detailed program design model to measure technological feasibility for its Enterprise Solutions Products. This shift in development of the Company’s product lines has resulted in lower capitalized costs. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs require considerable judgment by management with respect to certain external factors, including, but not limited to, anticipated future revenues, estimated economic life and changes in technology. It is reasonably possible that estimates of anticipated future revenues, the remaining estimated economic life of the products, or both will be reduced in the future due to competitive pressures. Upon the general release of the software product to customers, capitalization ceases and such costs are amortized (using the straight-line method) over the estimated life, which is generally three years.

During 2008 and 2007 the Company did not capitalize any software development costs.

(h)	Impairment or Disposal of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company monitors events or changes in circumstances that may indicate carrying amounts of its long-lived assets may not be recoverable. When such events or changes in circumstances are present, the Company assesses the recoverability of its assets by determining whether the carrying amount of its assets will be recovered through undiscounted, expected future cash flows. Should the Company determine that the carrying values of specific long-lived assets are not recoverable, the Company would record a charge to operations to reduce the carrying value of such assets to their fair values. The Company considers various valuation factors, principally discounted cash flows, to assess the fair values of long-lived assets. No impairment charges were recognized in 2008 or 2007.

(i)	Income Taxes

Income taxes are accounted for under the asset and liability method. The asset and liability method requires that deferred tax assets be reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of such assets will not be realized. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities, and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date. The company adopted FIN 48 “Accounting for Uncertainty in Income Taxes” that was an interpretation of SFAS 109 “Accounting for Income Taxes”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements by prescribing a minimum probability threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods as well as disclosure and transition.

AXS-ONE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(In thousands, except per share data)

(j)	Concentration of Credit Risk

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

As of December 31, 2008, two customers represented 20.7% of total gross receivables (10.6% and 10.1% individually). As of December 31, 2007, two customers represented 39.2% of total gross receivables (27.0% and 12.2% individually). For the year ended December 31, 2008, one customer represented 13.3% of total revenue. For the year ended December 31, 2007, two customers represented 12.3% and 11.6% individually, of total revenue. For the year ended December 31, 2008, two customers represented 22.7% and 13.8%, individually, of license revenue. For the year ended December 31, 2007, three customers represented 22.9%, 20.5%, and 15.2%, individually, of license revenue. No one customer represented more than 10.0% of service revenues for the year ended December 31, 2008. One customer represented 10.7% of service revenues for the year ended December 31, 2007. For the years ended December 31, 2008 and 2007, the Company’s reselling partners generated 10% and 30% of license revenue, respectively.

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

(l)	Stock-Based Compensation

On January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123R (revised 2004), “Share-Based Payment” (“SFAS 123R”) which requires that the costs resulting from all share-based payment transactions be recognized in the financial statements at their fair values. The Company adopted SFAS 123R using the modified prospective application method under which the provisions of SFAS 123R apply to new awards granted after the adoption date and to awards modified, repurchased, or canceled after the adoption date. Additionally, compensation cost for the portion of the awards for which the requisite service has not been rendered, and that are outstanding as of the adoption date, is recognized in the Consolidated Statement of Operations over the remaining service period after the adoption date based on the award’s original estimate of fair value. Total share-based compensation expense recorded in the Consolidated Statements of Operations for 2008 and 2007 are $1,219 and $517, respectively.

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

The table below presents the assumptions used to calculate the fair value of options granted during 2008. No stock options were granted during 2007.

	Years Ended December 31,
	2008	2007

Risk-free interest rates	2.64%	n/a
Expected dividend yield	—	—
Expected lives	5 years	n/a
Expected volatility	66.4%	n/a
Forfeiture rate	14.7%	n/a
Weighted-average grant date fair value of options granted during the period	$0.15	n/a

(m)	Basic and Diluted Net Loss per Common Share

Basic and diluted net loss per common share is presented in accordance with SFAS No. 128, “Earnings per Share” (“SFAS No. 128”). Basic net loss per common share is based on the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is computed using the weighted average number of common and dilutive potential common shares outstanding during the period. Potential common shares consist of stock options, non-vested stock and warrants. Diluted net loss per common share was the same as basic net loss per common share for the years ended December 31, 2008 and 2007 since the effect of stock options, non-vested stock and warrants was anti-dilutive for all years. As of December 31, 2008 and 2007, there were outstanding options to purchase 3,690 and 3,823 of shares of common stock and outstanding warrants to purchase 10,300 and 4,307 shares of common stock. As of December 31, 2008 and 2007, there were 1,778 and 1,996 shares of non-vested stock outstanding.

The following represents the calculations of the basic and diluted net loss per common share for the years ended December 31, 2008 and 2007.

AXS-ONE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(In thousands, except per share data)

	Years Ended December 31,
	2008	2007

Net loss	$(10,144)	$(14,946)

Weighted average basic common shares outstanding during the year	38,243	35,318
Dilutive effect of stock options and warrants	—	—

Weighted average diluted common shares outstanding during the year	38,243	35,318

Basic and diluted net loss per common share	$(0.27)	$(0.42)

(n)	Fair Value of Financial Instruments

Cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other current liabilities reported in the consolidated balance sheets equal or approximate fair values.

(o)	Deferred Revenue

Deferred revenue primarily relates to customer software maintenance agreements that have been paid for by customers prior to the performance of those services and, to a lesser extent, prepaid consulting and deferred license fees.

(p)	Accounting for Guarantees and Warranties

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

(q)	Recently Issued Accounting Standards

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“FAS 141R”), which replaces FASB Statement No. 141. FAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree, and the goodwill acquired. FAS 141R also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. FAS 141R is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008, which is our fiscal year beginning January 1, 2009. This standard will have an impact on our financial statements if an acquisition occurs.

AXS-ONE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(In thousands, except per share data)

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements”. SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States of America and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements. We were required to adopt SFAS 157 beginning January 1, 2008. In February 2008, the FASB released FASB Staff Position (FSP FAS 157-2 — Effective Date of FASB Statement No. 157), which delayed the effective date of SFAS No. 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of SFAS No. 157 for our financial assets and liabilities did not have a material impact on our consolidated financial statements. We do not expect that adoption of SFAS No. 157 for our non-financial assets and liabilities, effective January 1, 2009, will have a material impact on our financial statements.

In June 2008 the FASB issued EITF 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to An Entity’s Own Stock”. EITF 07-5 provides guidance in assessing whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock for purposes of determining whether the appropriate accounting treatment falls under the scope of SFAS 133, “Accounting For Derivative Instruments and Hedging Activities” and/or EITF 00-19, “Accounting For Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”. EITF 07-05 is effective as of the beginning of our 2009 fiscal year. We do not expect the adoption of EITF 07-05 to have a material impact on our consolidated financial position or results of operations.

In May 2008, the FASB issued FASB Staff Position (“FSP”) APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). FSP APB14-1 will require us to account separately for the liability and equity components of our convertible debt. The debt would be recognized at the present value of its cash flows discounted using our nonconvertible debt borrowing rate at the time of issuance. The equity component would be recognized as the difference between the proceeds from the issuance of the note and the fair value of the liability. The FSP also requires accretion of the resultant debt discount over the expected life of the debt. The FSP is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. Entities are required to apply the FSP retrospectively for all periods presented. We do not expect the adoption of EITF 07-05 to have a material impact on our consolidated financial position or results of operations.

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

Sand Hill Finance, LLC Financing

On May 22, 2008, the Company entered into a Financing Agreement (the “Financing Agreement”) with Sand Hill Finance, LLC (the “Lender”). Pursuant to the Financing Agreement, the Lender may advance the Company from time to time up to $1.0 million, based upon the sum of 80% of the face value of United States accounts receivable secured by the Lender from the Company at the Lender’s sole discretion. The security of such accounts receivable is with full recourse against the Company. Advances under the Financing Agreement bear interest at a rate of 1.58% per month. The Financing Agreement has a term of one year (with an evergreen annual renewal provision unless either party provides notice of termination) and contains certain customary affirmative and negative non-financial covenants. The negative covenants include restrictions on change of control, purchases and sales of assets, dividends (other than dividends payable in stock) and stock repurchases. Pursuant to the Financing Agreement, the Company pledged as collateral to the Lender substantially all of its assets.

AXS-ONE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(In thousands, except per share data)

As of December 31, 2008, the Company had borrowings of $700,000 outstanding pursuant to the Financing Agreement and had remaining availability of $300,000.

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

Each Series D note holder also received a warrant to purchase a number of shares of AXS-One common stock equal to 200% of the principal amount of notes purchased. Each warrant has an exercise price of $0.01 per share and is exercisable at any time during the seven year period following the closing. The value of the warrants using the Black-Scholes model is $1.8 million using the following assumptions: issue date stock price of $0.43 per share, a risk free interest rate of 3.49%, a term of seven years and volatility of 67%. The Company calculated the relative value of warrants as a percent of value of the convertible debt and will record the relative value of $1.0 million as a discount to the convertible debt offset by an increase to additional-paid-in-capital. This amount will be amortized as interest expense over the ten month term of the convertible debt.

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

The effective interest rate on the convertible notes exceeds the coupon rate due to the amortization of the discount of the debt resulting from the issuance of the warrants.

Convertible note details at December 31, 2008 are as follows:

				Amortization of	Carrying	Carrying
	Face	Original	Accrued interest	debt discount	amount as of	amount as of
(in thousands)	amount	discount	thru 12/31/08	thru 12/31/08	12/31/08	12/31/07

May 29, 2007 agreement	$5,000	$(1,047)	$495	$808	$5,256	$4,410
November 13, 2007 agreement	3,750	(1,238)	259	855	3,626	2,627
July 24, 2008 agreement	2,100	(961)	55	418	1,612	—
October 30, 2008 agreement	1,100	(382)	11	93	822	—

	$11,950	$(3,628)	$820	$2,174	$11,316	$7,037

(4)	Lease Obligations

The Company leases office space and equipment under non-cancelable operating leases. Rent expense charged to continuing operations in the accompanying consolidated statements of operations for office space, vehicles and equipment under operating leases was $842 and $1,469 for the years ended December 31, 2008 and 2007, respectively.

Scheduled future minimum payments required for all non-cancelable operating leases are as follows:

Years ending December 31,

2009	$895
2010	870
2011	768
2012	16
2013/Thereafter	—

Total	$2,549

(5)	Related Party Transactions

A portion of the convertible notes described in Note 3 above were issued to members of the Board of Directors or their affiliates. $3.0 million of the convertible notes issued on May 29, 2007 were issued to BlueLine Partners, LP, whose Managing Director is Timothy Bacci, who thereupon became a member of AXS-One’s Board of Directors. $2.0 million of the convertible notes issued on November 6, 2007 were issued to five members of the Company’s Board of Directors or their affiliates, namely, BlueLine Partners, LP, Harold Copperman, Anthony Bloom, Robert Migliorino, and Daniel Burch. $0.9 million of the convertible notes issued on July 24, 2008 were issued to five directors or officers, namely, Harold Copperman, Anthony Bloom, Robert Migliorino, William Lyons and Philip Rugani. $0.9 million of the convertible notes issued on October 30, 2008 were issued to five directors or officers, namely, BlueLine Partners, LP, Harold Copperman, Anthony Bloom, William Lyons, and Philip Rugani.

AXS-ONE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(In thousands, except per share data)

(6)	Income Taxes

The components of loss before income tax benefit, net are as follows:

	Years Ended December 31,
	2008	2007

Domestic	$(8,328)	$(9,492)
Foreign	(1,862)	(5,167)

Total	$(10,190)	$(14,659)

Income tax (expense) benefit is as follows:

	Years Ended December 31,
	2008	2007

Federal	$—	$—
State	5	(47)
Foreign	41	(240)

Total	$46	$(287)

The tax benefit in 2008 related to a reduction in a potential withholding tax in foreign subsidiaries and state income tax provisions. The tax provision in 2007 is related to potential withholding taxes in foreign subsidiaries and state income tax provisions.

A reconciliation of Federal income tax (expense) benefit at the statutory rate of 34% to income tax benefit reflected in the accompanying consolidated statements of operations is as follows:

	Years Ended December 31,
	2008	2007

Federal income tax benefit at 34%	$3,449	$4,999
State income tax benefit, net of Federal tax benefit	436	516
Change in valuation allowance	(3,410)	(5,196)
Foreign tax rate differential and change in foreign net operating loss carryforwards (NOL’s)	(121)	(347)
Other, net	(308)	(259)

	$46	$(287)

AXS-ONE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(In thousands, except per share data)

The principal components of the Company’s deferred taxes are as follows:

	December 31,
	2008	2007

Deferred tax assets:
Accruals and other	$671	$756
Allowance for doubtful accounts	11	22
Depreciation	274	327
Research and development credit carry-forwards	2,895	2,895
Net operating loss carry-forwards	28,348	26,169

Deferred tax assets	32,199	30,169
Less valuation allowance	32,199	30,169

Net deferred taxes	$—	$—

As of December 31, 2008, the Company had United States net operating loss carry-forwards of approximately $64,049 which are available to offset future Federal taxable income, if any, and which will begin to expire in 2010. In addition, foreign net operating loss carry-forwards aggregated approximately $16,319 at December 31, 2008, which are not generally subject to expiration. None of the net operating loss carry-forwards are limited by IRC section 382, however subsequent changes in the ownership of the Company may trigger a limitation in our ability to utilize the NOL’s each year.

In accordance with FASB 109, the Company has recorded a valuation allowance for its net deferred tax assets due to the Company’s history of net losses. The Company will monitor the realizability of such assets in future years. Approximately $1,392 and $2,398 of the Company’s deferred tax asset pertaining to NOLs and the corresponding valuation allowance at December 31, 2008 and 2007, respectively, relates to tax deductions arising from the exercise of restricted stock and stock options and/or subsequent sales of the underlying stock. For book purposes, the tax benefits related to such stock transactions are recorded through equity when realized.

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

Effective January 1, 2007 the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements if that position is more likely than not of being sustained by the taxing authority. The adoption of FIN 48 did not have any impact on the liabilities or shareholders equity of the Company. A reconciliation of the beginning and ending amounts of liabilities associated with uncertain tax positions is as follows:

Balance at January 1, 2008	$240
Additions based on tax positions related to the current year	—
Reductions for tax positions of prior years	(41)

Balance at December 31, 2008	$199

AXS-ONE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(In thousands, except per share data)

Included in accrued expenses of the Company at December 31, 2008 is approximately $199 of liabilities associated with uncertain tax positions. This amount includes accrued interest and penalties of $24. All of the unrecognized tax benefits, if recognized, would benefit the Company’s effective tax rate.

The Company files income tax returns in the U.S. federal jurisdiction and in many U.S. states and foreign jurisdictions. Substantially all tax years remain open to examination by foreign and state tax jurisdictions in which the Company is subject to tax. Examinations of the Company’s federal income tax returns through the year ended December 31, 2004 were completed and resulted in no material adjustments.

(7)	Stockholders’ Deficit

(a)	Warrants

As of December 31, 2008, the Company had warrants to purchase 10,300 shares of common stock outstanding with an exercise price of $0.01 per share. At December 31, 2008, all of these warrants were exercisable. Warrants to purchase 2,000, 3,750, 4,200 and 3,300 shares of common stock were issued in May 2007, November 2007, July 2008 and October 2008, respectively in connection with the convertible debt issuances described in Note 3. 3,050 warrants have been exercised and are no longer outstanding. The expense related to these warrants will be amortized over the life of the convertible debt. 3,400 of the outstanding warrants expire in 2014 and 6,900 of the outstanding warrants expire in 2015. Warrants to purchase 100 shares of common stock were issued in May 2008 to Sand Hill Finance in connection with the line of credit described in Note 2. These warrants remain outstanding.

A summary of warrant activity is as follows:

			Weighted Average
	Number of	Weighted Average	Remaining Life
	Shares	Exercise Price	(Years)

Balance, December 31, 2006	1,423	$2.83	1.04
Granted	5,750	0.01
Expired	(516)	4.24
Exercised	(2,350)	0.01

Balance, December 31, 2007	4,307	$0.43	5.37
Granted	7,600	0.01
Expired	(907)	2.03
Exercised	(700)	0.01

Balance, December 31, 2008	10,300	0.01	6.37

(b)	Stock Option Plans

The Company has four stock incentive plans: the 1995 Stock Option Plan, the 1998 Stock Option Plan, the 2005 Stock Incentive Plan, and the 2008 Stock Incentive Plan.

Pursuant to the 1995 Stock Option Plan, as amended (the 1995 Plan), the Company was able to grant statutory and non-statutory options to purchase an aggregate of up to 4,500 shares of Common Stock. The Company has specifically reserved such shares. Options were granted under the discretionary option program to employees, consultants, independent advisors and non-employee directors. Prior to adoption of the 1998 Plan discussed below, options were automatically granted to non-employee directors under the automatic option grant program. Options granted under the discretionary grant program have an exercise

AXS-ONE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(In thousands, except per share data)

price of not less than 85% of the fair market value of the Common Stock on the grant date. Options granted under the automatic grant program have an exercise price of 100% of the fair market value on the grant date. The 1995 Plan has expired and no further options can be issued under this plan. Outstanding options under this plan will continue to vest.

In April 1998, the Company adopted the 1998 Stock Option Plan (the 1998 Plan). Pursuant to the 1998 Plan, the Company could grant stock options or stock appreciation rights to purchase an aggregate of up to 5,000 shares of Common Stock (inclusive of 2,000 and 1,500 shares added to the 1998 Plan by the stockholders in June 2004 and 2001, respectively). In accordance with a June 2004 amendment, up to 300 shares of the total shares may be used for non-vested restricted stock awards. During 2007, the 1998 Plan was amended further to provide that all authorized shares under the plan can be used for grants of non-vested restricted stock awards. Options could be granted under the discretionary option program (as amended in June 2004) to employees and consultants of the Company not to exceed 500 shares per person during any calendar year except that in the first year of employment, the maximum grant would not exceed 1,000 shares per person. Non-employee directors received an automatic grant of stock options to purchase 20 shares of Common Stock upon date of commencement of service as a non-employee director and thereafter, 10 shares on the date of each annual meeting of stockholders, provided that on and as of such date, such individual had been a non-employee director for the previous 12-month period. No option may have an exercise price less than the fair market value of the Common Stock at the time of grant. The 1998 Plan has expired and no further options can be issued under this plan. Outstanding options under this plan will continue to vest.

On April 13, 2005 the Company approved the AXS-One Inc. 2005 Stock Incentive Plan (the 2005 Plan). The 2005 Plan was approved by the Company’s stockholders at the 2005 Annual Meeting of Stockholders on May 25, 2005. All employees and consultants of the Company and its affiliates are eligible to receive stock options, stock appreciation rights and non-vested stock under the 2005 Plan, as determined by the committee (as described below) in its sole discretion. Non-employee directors of the Company automatically receive grants of stock options under the 2005 Plan and are also eligible to receive discretionary grants of stock options. A maximum of 1,500 shares of the Company’s common stock are available for awards under the 2005 Plan (subject to adjustment as provided in the 2005 Plan). At the 2006 annual shareholders meeting, approval was granted to remove the limitation on restricted stock awards available under the 2005 Plan. Formerly, 375 shares of common stock were available for awards as restricted stock. Approval was received to allow grants of restricted stock up to the total maximum number of shares available under the 2005 Plan. The maximum number of shares subject to awards intended to be “performance-based” compensation within the meaning of Section 162(m) of the Internal Revenue Code that may be granted to any employee during any calendar year will not exceed 500 shares, except for the calendar year in which such individual commences his or her employment, the maximum grant will not exceed 1,000 shares (in each case subject to adjustment as provided in the 2005 Plan). The 2005 Plan is administered by a committee of the Board of Directors (currently the Compensation Committee) consisting of two or more non-employee directors. With regard to options granted under the 2005 Plan to non-employee directors, the Board of Directors administers the 2005 Plan. Each non-employee director first elected or appointed to the board of directors will be granted 40,000 shares of restricted stock. In addition, at each annual meeting of shareholders, each non-employee director with at least twelve months service on the board of directors who continues to serve as a non-employee director following the meeting will be granted 10,000 shares of restricted stock.

On March 21, 2008 the Company approved the AXS-One Inc. 2008 Equity Incentive Plan (the 2008 Plan). The 2008 Plan was approved by the Company’s stockholders at the 2008 Annual Meeting of Stockholders on May 13, 2008. Awards that may be granted under the 2008 Incentive Plan include options,

AXS-ONE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(In thousands, except per share data)

restricted stock and restricted stock units, dividend equivalents, and other stock-based awards (which we refer to collectively as Awards). All employees, consultants and directors of the Company and its affiliates are eligible to receive stock options, stock appreciation rights and non-vested stock under the 2008 Plan, as determined by the committee (as described below) in its sole discretion. Non-employee directors of the Company automatically receive grants of stock options under the 2008 Plan and are also eligible to receive discretionary grants of stock options. A maximum of 3,000 shares of the Company’s common stock are available for awards under the 2008 Plan. The 2008 Plan is administered by a committee of the Board of Directors (currently the Compensation Committee) consisting of two or more non-employee directors. With regard to options granted under the 2008 Plan to non-employee directors, the Board of Directors administers the 2008 Plan.

All options granted under the Plans expire ten years from the date of grant (or five years for statutory options granted to 10% stockholders), unless terminated earlier. Most options vest over a four-year period.

A summary of stock option activity under the Plans is as follows:

			Weighted Average
	Number of	Weighted Average	Remaining	Aggregate
	Shares	Exercise Price	Contractual Life	Intrinsic Value

Balance, December 31, 2006	5,528	$2.38
Granted	—	—
Exercised	(314)	$0.51
Forfeited	(161)	$1.82
Expired	(1,247)	$2.48

Balance, December 31, 2007	3,806	$2.52
Granted	2,004	$0.29
Exercised	—	—
Forfeited	(346)	$0.70
Expired	(1,774)	$2.52

Balance, December 31, 2008	3,690	$1.48	6.89	$—

Vested and expected to vest at December 31, 2008	3,367	$1.69
Exercisable at December 31, 2008	1,926	$2.59	4.56	$—

The total intrinsic value of stock options exercised during 2008 and 2007 was $0 and $80, respectively. As of December 31, 2008, there was approximately $303 of total unrecognized compensation cost related to stock options granted under the plans. That cost is expected to be recognized over a weighted-average period of 1.20 years.

AXS-ONE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(In thousands, except per share data)

A summary of stock options outstanding and exercisable as of December 31, 2008 follows:

Options Outstanding				Options Exercisable
		Weighted average
Range of	Number	remaining life	Weighted average	Number	Weighted average
exercise prices	outstanding	(years)	exercise price	exercisable	exercise price

$0.06 − $0.30	788	9.70	$0.11	13	$0.30
$0.35 − $0.44	977	9.03	$0.40	35	$0.35
$0.46 − $1.52	759	3.38	$0.80	741	$0.78
$1.71 − $3.78	262	6.11	$2.11	233	$2.14
$4.21 − $6.00	904	5.30	$4.22	904	$4.22

	3,690			1,926

(c)	Non-Vested Restricted Stock

Compensation expense for non-vested restricted stock was historically recorded based on its market value on the date of grant and recognized ratably over the associated service period, the period in which restrictions are removed. During 2008 there were 1,200 shares of non-vested restricted stock granted of which 400 shares were issued to employees with two year vesting and 800 shares were issued to directors, 750 with one year vesting and 50 with four year vesting. During 2007 there were 1,415 shares of non-vested restricted stock granted of which 725 shares were issued to employees with four year vesting and 90 shares were issued to directors with four year vesting. 600 shares were issued to an employee with one year vesting.

A summary of non-vested restricted stock under the plans is as follows:

	Number of	Weighted average
	shares	price per share

Balance, December 31, 2006	1,076	$1.37
Granted	1,415	$0.62
Vested	(465)	$1.05
Forfeited	(30)	$2.49

Balance, December 31, 2007	1,996	$0.89
Granted	1,200	$0.25
Vested	(1,174)	$0.72
Forfeited	(245)	$0.75

Balance, December 31, 2008	1,777	$0.59

As of December 31, 2008, there was approximately $1,053 of total recognized compensation cost and $606 of total unrecognized compensation cost related to non-vested restricted stock granted under the plans. That cost is expected to be recognized over a weighted-average period of 1.06 years.

Stock options and non-vested restricted stock awards available for grant under all plans were 1,013 at December 31, 2008.

(8)	Sale of South African Subsidiaries

On May 12, 2008, the Company sold its subsidiaries in South Africa, AXS-One (Proprietary) Ltd, and AXS-One African Solutions Ltd, to management and investors for $1. AXS-One South Africa had a net asset deficiency of $48 at the time of the sale and the Company incurred selling expenses of $10. The resulting estimated gain on sale of $38 was recorded as gain on sale in the Company’s second quarter

AXS-ONE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(In thousands, except per share data)

financial results. Subsequently, the Company signed a reseller agreement with AXS-One (Proprietary) Ltd to sell on a non-exclusive basis AXS-One products in Africa and the Middle East.

(9)	Employee 401(k) Plan

The Company’s 401(k) Plan (the Plan) is a defined contribution plan. All North America employees who are at least 21 years of age are eligible on the first day in the month following their date of hire to become participants in the Plan and to make voluntary contributions based on a percentage of their compensation within certain Plan limitations.

The Plan falls under the provisions of Section 401(k) of the Internal Revenue Code. Employees may elect to contribute a percentage of their pretax salary, subject to statutory limitations, as well as certain percentages of their after-tax salary, to the Plan. By approval of the Board of Directors, the Company may elect to match a pre-determined percentage of the employees’ contribution. In addition, the Company may make additional contributions at the discretion of the Board of Directors, which would be allocated among all participants in proportion to each participant’s compensation, as defined. During the years ended December 31, 2008 and 2007 no additional contributions were made by the Company under the Plan.

Beginning in 2002, all contributions by the Company are on a discretionary basis only as approved by the Board of Directors. For the year ended December 31, 2008 the Company did not contribute to the plan. For the year ended December 31, 2007 the Company contributed 50% of the employees’ first 6% of pretax salary contribution. The Company’s contribution charged to operations in the accompanying consolidated statements of operations was approximately $134 for the year ended December 31, 2007.

(10)	Financial Information by Geographic Area

SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information,” established standards for the way public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about reporting segments in interim financial reports issued to shareholders. It also established standards for related disclosures about products and services, geographic areas and major customers.

Revenues and long-lived assets for the Company’s United States, United Kingdom, Australia, Asia and South Africa (until its sale in May 2008) operations are as follows:

			Australia
	United	United	and	South
	States	Kingdom	Asia	Africa	Consolidated

2008
Revenues(1)	$9,768	$1,671	$1,891	$93	$13,423
Long-lived assets	74	3	75	—	152
2007
Revenues(1)	$6,929	$2,703	$1,785	$532	$11,949
Long-lived assets	124	—	102	27	253

(1)	Revenues are attributed to geographic area based on location of sales office.

AXS-ONE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(In thousands, except per share data)

(11)	Quarterly Financial Data (Unaudited)

Summarized quarterly financial data for the years ended December 31, 2008, and 2007 is as follows:

	Quarter
2008	First	Second	Third	Fourth

Total revenues	3,894	3,401	3,676	2,452
Operating loss	(1,752)	(2,107)	(1,299)	(2,400)
Net loss	(2,205)	(2,525)	(2,010)	(3,404)
Basic & diluted net loss per common share(1)	(0.06)	(0.07)	(0.05)	(0.09)

	Quarter
2007	First	Second	Third	Fourth

Total revenues	3,694	2,518	2,494	3,243
Operating loss	(2,776)	(3,588)	(4,298)	(3,459)
Net loss	(2,661)	(3,657)	(4,576)	(4,052)
Basic & diluted net loss per common share(1)	(0.08)	(0.10)	(0.13)	(0.11)

(1)	Basic and diluted net loss per common share is computed independently for each quarter. Therefore, the sum of the quarters will not necessarily equal the basic and diluted net income (loss) per common share for the full year.

(12)	Restructuring Costs

In December 2007, in order to reduce operating costs to better position ourselves in the current market, we eliminated 10 positions from operations. We recorded a charge to operations of $468 in 2007 related to involuntary termination benefits to be paid to the terminated employees. Approximately $382 of the 2007 restructuring costs has been paid. The remaining liability at December 31, 2007 was $86 and was paid in 2008.

In December 2008, in order to further reduce operating costs to better position ourselves in the current market, we eliminated 26 positions from operations. We recorded a charge to operations of $340 in 2008 related to involuntary termination benefits to be paid to the terminated employees. Approximately $100 of the 2008 restructuring costs has been paid. The remaining liability at December 31, 2008 is $240 and is expected to be paid in 2009.

The activities related to the restructurings are as follows:

	2008	2007

Restructuring liability at January 1	$86	$49
Involuntary termination costs	340	468
Cash payments	(186)	(431)

Restructuring liability at December 31	$240	$86

In addition to the restructuring cost stated above, the Company recognized expense of $645 in August 2007 relating to an Agreement and General Release with the Company’s former Executive Vice President, Research & Development. The short-term liability of $212 related to the agreement and general release is included in accrued expenses on the accompanying December 31, 2008 Consolidated Balance Sheet and is expected to be paid in 2009.$433 was paid out as of December 31, 2008.

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

SCHEDULE II

AXS-ONE INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2008 and 2007

(in thousands)

	Balance at	Charged	Amounts	Balance
	Beginning	to Costs and	Written	at End
Allowance for Doubtful Accounts:	of Year	Expenses, net	Off	of Year

Year ended December 31, 2008	$116	$96	$(128)	$84
Year ended December 31, 2007	$83	$40	$(7)	$116