Form 10-K/A
period 2008-12-31
AXS ONE INC
filed 2009-04-30
CIK 947427

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K/A Amendment No. 1
Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2008
Commission File Number: 0-26358
AXS-ONE INC.
(Exact name of registrant as specified in its charter)

Delaware	13-2966911
(State or other jurisdiction of incorporation	(IRS Employer Identification No.)
or organization)

301 Route 17 North, Rutherford, New Jersey	07070
(Address of principal executive offices)	(Zip Code)
201-935-3400
(Registrant’s telephone number, including area code)
Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

None.
Securities Registered Pursuant to Section 12(g) of the Act:
Common Stock $.01 par value
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐     No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐     No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
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

Explanatory Note
          This 10-K/A is filed to include items 10, 11, 12, 13 and 14 not previously reported in the Company’s 2008 10-K filed on April 14, 2009.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
          Our board of directors currently has four members. The persons named below as our directors serve until the next annual meeting or until their successors are duly elected and qualified. Timothy P. Bacci serves on the board of directors pursuant to a contractual obligation set forth in the Purchase Agreement relating to our May 2007 convertible debt financing providing that for as long as any of the notes issued pursuant to the Purchase Agreement remain outstanding, (a) BlueLine Partners, LLC shall have the right, from time to time, to designate one individual, in its sole discretion, to serve as a director (the “Purchaser Director Designee”), (b) we shall use our best efforts to cause the Purchaser Director Designee to be nominated and elected for service as director (the “Purchaser Board Seat”) at each meeting of our stockholders held for the purpose of electing directors and (c) if at any time, or from time to time, the Purchaser Board Seat is or becomes vacant for any reason prior to the next annual meeting of stockholders, we shall use our best efforts to cause this vacancy to be filled with a Purchaser Director Designee. The right of BlueLine Partners, LLC set forth in the Purchase Agreement is not transferable under any circumstances, whether by sale or assignment of notes or otherwise.
Current Directors
          The following information describes the age, principal occupation or employment, other affiliations and business experience of each director during the last five years. Except as indicated, each of the directors has had the same principal occupation for the last five years.
          William P. Lyons, 64, joined AXS-One as President and Chief Executive Officer in April 2004 and was appointed Chairman of the Board on June 10, 2004. Prior to joining AXS-One, Mr. Lyons was President and Chief Executive Officer of Caminus Corporation, a publicly traded provider of integrated enterprise software applications to the global energy industry from July 2002 until April 2003 when it was sold to SunGard Data Systems, Inc. From April 2003 until April 2004, Mr. Lyons served as a consultant for various pre-public software companies on strategic issues. From January 2001 until July 2002, when it was sold to Rational Software, Mr. Lyons was President & Chief Executive Officer of NeuVis, a technology provider of N-tier application development software. From 1998 to 2001, Mr. Lyons was President and Chief Executive Officer of Finjan Software, a privately held vendor of security software solutions.
          Timothy P. Bacci, 50, has been a director since May 2007. Mr. Bacci is a Managing Director of BlueLine Partners, where he has served since 2002, and is also a member of the board of directors of Syntrio, Inc., a corporate risk management company. He was previously the executive chairman and interim CEO of Instant802 Networks, Inc. From October 2001 to June 2002, Mr. Bacci served as President and Chief Executive Officer of siteROCK Corporation, a managed service provider specializing in remote monitoring and diagnostics of critical technology infrastructures, that was acquired by Avasta, Inc. in July 2002. Prior to siteROCK, Mr. Bacci worked as a consultant to several early stage technology companies focusing on issues relating to corporate strategy and executive recruiting. In 1995, Mr. Bacci was one of the founders of Vicinity Corporation. Between 1995 and 2001, Mr. Bacci served in a variety of capacities at Vicinity Corporation, including Vice President of Operations and Vice President of Business Development. Vicinity completed its IPO in 2000 and was acquired by Microsoft Corporation in 2002. In 1993, Mr. Bacci was a co-founder of Triptych CD, a CD-ROM manufacturing business where he served as Director of Sales. Triptych was acquired by Americ Disc in 1995. In the early 1990s, Mr. Bacci worked as a consultant and prior to that he was an associate at Asset Management Company, a venture capital firm based in Palo Alto, California.
          Anthony H. Bloom, 70, has been a director since June 2005. Mr. Bloom is an international investor now based in London. Prior to his relocation to London in July 1988, he lived in South Africa where he was the Chairman and Chief Executive Officer of The Premier Group, a multi-billion dollar conglomerate involved in agribusiness, retail and consumer products, and a member of the boards of directors of Barclays Bank, Liberty Life Assurance and South African Breweries. After moving to the United Kingdom in 1988 he served as a member of the board of directors of RIT Capital Partners plc, the publicly traded, London-based investment company chaired by Lord Rothschild, and as Deputy Chairman of Sketchley plc. He is currently a director of Cortiva Group Inc., and is Chairman of Cineworld UK Ltd.
          Harold D. Copperman, 62, has been a director since September 2005. He is currently President and CEO of HDC Ventures, a management and investment group focusing on enterprise systems, software and services. From 1993 to 1999, Mr. Copperman served as Senior Vice President and Group Executive at Digital Equipment Corp. Mr. Copperman has also served as President and CEO of JWP Information Systems, President and COO of Commodore Computers, and Vice President and General Manager at Apple Computer. He also spent 20 years at IBM, where he held a variety of engineering, sales, marketing and executive management positions. Mr. Copperman is currently on the board of Avocent Corporation, I.D. Systems, Inc. and Metastorm Inc.
Committees of the Board of Directors
          The Audit Committee, which met eight times in 2008, monitors our financial reporting standards and practices and our internal financial controls to ensure compliance with the policies and objectives established by the board of directors. The committee directly retains and recommends for stockholder approval an independent accounting firm to conduct the annual audit, and discusses with our independent accountants the scope of their examinations, with particular attention to areas where either the committee or the independent accountants believe special emphasis should be directed. The committee reviews the quarterly and annual financial statements and the annual independent accountants’ report, invites the accountants’ recommendations on internal controls and on other matters, and reviews the evaluation given and corrective action taken by management. It reviews the independence of the accountants and pre-approves audit and permissible non-audit services. It also reviews our internal accounting controls. Current members of the audit committee are Messrs. Copperman and Bacci. Allan Weingarten served as a member of the Audit Committee until his resignation from the board of directors in February 2009 and Dan Burch served as a member of the Audit Committee until his departure from the board in May 2008. Each member of the committee is independent under NYSE Amex listing standards, although Mr. Bacci would not be considered independent for purposes of Rule 10A-3 of the Securities and Exchange Commission. The board of directors has determined that Mr. Copperman qualifies as an “audit committee financial expert” as that term is defined in Regulation S-K of the Securities and Exchange Commission.
          The Compensation Committee, which met four times in 2008, oversees our executive and director compensation programs, including establishing our executive and director compensation policies and annually reviewing all components of compensation to ensure that our objectives are appropriately achieved. These functions are not delegated to our officers or to third-party professionals, although the committee does from time to time retain third-party consultants to provide advice regarding compensation issues. No compensation consultants were utilized during 2008. The committee also considers input from our executive officers although final decisions regarding executive compensation are made by the committee. The committee is also responsible for certain administrative aspects of our compensation plans and stock plans, and approves or recommends changes in these plans. It also approves performance targets and grants under our equity incentive plans for our executive officers. The committee also reviews officers’ potential for growth, and, with the chief executive officer, will be responsible for succession planning and ensuring management continuity. Current members of the committee are Messrs. Bacci and Copperman. Allan Weingarten served as a member of the Compensation Committee until his resignation from the board of directors in February 2009 and Robert Migliorino served as a member of the Compensation Committee until his resignation from the board in September 2008. Each member of the committee is independent for purposes of the listing standards of the NYSE Amex.
          The Nominating and Governance Committee, which met once in 2008, recruits and nominates directors and develops and recommends to the board of directors the governance principles applicable to the company. The Nominating and Governance Committee has established policies concerning the identification of candidates, including candidates recommended by stockholders; the evaluation of candidates; and the recommendation to the board of candidates for the board’s selection as director nominees. Messrs. Copperman (Chairman) and Bloom are the members of the Nominating and Governance Committee. Allan Weingarten served as a member of the Nominating and Governance Committee until his resignation from the board of directors in February 2009. Each member of the committee is independent for purposes of the listing standards of the NYSE Amex.
          The Nominating and Governance Committee’s process for identifying and evaluating nominees for director is to first consider whether the then current size of the board, and the qualifications of the incumbent directors, best serve the interests of the company. If the foregoing evaluation were to result in expected vacancies on the board, the committee would then, using the extensive business contacts of the members of the committee and of the other board members, seek out nominees with excellent decision-making ability, business experience, personal integrity and reputation. Stockholders may also provide candidates for directors. There are no specific minimum qualifications, nor specific qualities or skills, that the Nominating and Governance Committee believes that the nominees must possess. This process does not differ depending on whether the candidate has been proposed by a committee member or by a stockholder. In order to be considered by the Nominating and Governance Committee, a candidate for director proposed by a stockholder, including his or her qualifications, should be submitted in writing to the chair of the committee (currently Mr. Copperman), at least 180 days prior to the date of the previous year’s proxy statement relating to the annual meeting of stockholders.
          Other than as provided in the following sentence, the Nominating and Governance Committee has not received any nominees for election to the board at the 2009 annual meeting from any stockholder or group that has held more than 5% of our common stock for a period of one year. Timothy P. Bacci serves on the board of directors pursuant to a contractual obligation set forth in the Purchase Agreement relating to our May 2007 convertible debt financing providing that for as long as any of the notes issued pursuant to the Purchase Agreement remain outstanding, (a) BlueLine Partners, LLC shall have the right, from time to time, to designate one individual, in its sole discretion, to serve as a director (the “Purchaser Director Designee”), (b) we shall use our best efforts to cause the Purchaser Director Designee to be nominated and elected for service as director (the “Purchaser Board Seat”) at each meeting of our stockholders held for the purpose of electing directors and (c) if at any time, or from time to time, the Purchaser Board Seat is or becomes vacant for any reason prior to the next annual meeting of stockholders, we shall use our best efforts to cause this vacancy to be filled with a Purchaser Director Designee. The right of BlueLine Partners, LLC set forth in the Purchase Agreement is not transferable under any circumstances, whether by sale or assignment of notes or otherwise.

          Each of our board committees is governed by a written charter. Copies of each committee charter are available on our website at www.axsone.com.
Attendance at Board and Committee Meetings
          During 2008, the board of directors held eleven meetings. During 2008, each incumbent director attended at least 75% of the number of meetings held of the board of directors and committees on which he served.
Section 16(a) Beneficial Ownership Reporting Compliance
          Under the securities laws of the United States, our directors, executive officers, and any persons holding more than ten percent of our common stock are required to report their ownership of our common stock and any changes in that ownership to the Securities Exchange Commission and the company. Specific due dates for these reports have been established and we are required to report herein any failure to file by these dates during fiscal year 2008. Based solely on our review of forms we received from these persons for their fiscal year 2008 transactions, we believe that all filing requirements applicable to our officers, directors, and greater than ten percent beneficial owners were complied with, except that our former directors Robert Migliorino and Gennaro Vendome failed to file one Form 4 on a timely basis and William K. Jurika, a ten percent holder, failed to file two Form 4s on a timely basis.
Code of Ethics
          Our board of directors adopted a Code of Ethics applicable to all employees and directors, including our principal executive officer, principal financial officer and principal accounting officer. The Code of Ethics is available, without charge, by written request to our Secretary at our corporate offices in Rutherford, NJ or on our web site (www.axsone.com). Any amendments to or waivers of the Code of Ethics that apply to our principal executive officer, principal financial officer or principal accounting officer and that relates to any element of the definition of the term “code of ethics,” as the term is defined by the Securities and Exchange Commission, will be posted for a period of one year on our website at www.axsone.com.
Executive Officers
          Our executive officers are as follows:

Name	Age	Position

William P. Lyons	64	Chairman of the Board and Chief Executive Officer
Joseph Dwyer	53	Executive Vice President, Chief Financial Officer , Treasurer and Secretary
Philip L. Rugani	51	Executive Vice President, Field Operations
Information Concerning Executive Officers Who Are Not Directors
          Joseph Dwyer joined AXS-One as Executive Vice President, Chief Financial Officer and Treasurer in December 2004. In 2004, prior to joining AXS-One, Mr. Dwyer served as Chief Financial Officer of Synergen, Inc., a company engaged in the development and marketing of enterprise asset management and mobile workforce software to utilities, municipalities and asset intensive industries. From 2001 to 2003, Mr. Dwyer served as Executive Vice President and Chief Financial Officer of Caminus Corporation, a publicly traded provider of integrated enterprise software applications to the global energy industry, and from 2000 to 2001 he served as Executive Vice President and Chief Financial

Officer of ACTV, Inc., a publicly traded digital media company. Prior to ACTV, from 1994 to 2000, Mr. Dwyer served as Vice President of Finance and Senior Vice President of Finance for Winstar Communications, Inc., a publicly traded global telecommunications provider.
          Philip L. Rugani joined AXS-One as Executive Vice President, Field Operations in September 2007. Prior to joining AXS-One, Mr. Rugani was Vice President, Americas of IBM since November 2006 and was Senior Vice President Americas and Worldwide Channel Operations of FileNet Corporation from January 2003 until its acquisition by IBM in November 2006. Mr. Rugani has over 25 years of experience in senior executive positions with software and technology companies.
Item 11. Executive Compensation
Employment and Severance Agreements
          William P. Lyons. We are party to an employment agreement with William P. Lyons dated April 21, 2004, pursuant to which he serves as our Chief Executive Officer. The agreement has no specific term and Mr. Lyons is employed on an “at will” basis. The agreement provides that Mr. Lyons receive an annual base salary of $400,000 per year, subject to annual review. He was also eligible for a target bonus in 2004 of $150,000 which was capped at $300,000 and is entitled to participate in a comparable bonus program during subsequent years. Mr. Lyons also is entitled to receive all benefits and perquisites as are routinely provided to other comparable senior executives of the company, including a car allowance of $750.00 per month. If, at any time, we terminate Mr. Lyons’ employment for any reason other than for good cause (as defined in the agreement) or Mr. Lyons terminates the agreement for good reason (as defined in the agreement), we will pay him a severance benefit equal to twelve months of his base salary payable in accordance with normal payroll practices and will continue to provide employee benefit coverage during the severance period. Assuming Mr. Lyons was terminated on December 31, 2008, he would have been entitled to aggregate benefits under his employment agreement valued at $411,423. Upon the occurrence of a change of control of the company, all options to purchase common stock then granted to Mr. Lyons which are unvested at the time of the change of control will be immediately vested and Mr. Lyons will have a period of 12 months to exercise these options. In addition, in the event of a termination of Mr. Lyons’ employment by the company without cause or by Mr. Lyons for good reason on or within 12 months following a change of control, we will pay Mr. Lyons, in a lump sum payable within three business days following termination of employment, an amount equal to 2.5 multiplied by the base salary portion of the amount of severance payments payable under other circumstances and we will continue to provide Mr. Lyons with health and welfare benefits for 12 months following termination. Mr. Lyons also agreed to certain non-competition and non-solicitation covenants during the severance period. Assuming Mr. Lyons was terminated on December 31, 2008 in connection with a change of control, he would have been entitled to aggregate benefits under his employment agreement valued at $1,117,135.
          On December 14, 2006, we entered into a letter agreement with Mr. Lyons pursuant to which his base salary for the 2007 calendar year was reduced from $400,000 to $100,000. The aforementioned salary reduction was to have been discontinued effective January 1, 2008, or earlier upon a change in control of AXS-One. If Mr. Lyons was terminated without cause during 2007, severance payments would have been based on 2006 salary levels. Effective December 11, 2007, we entered into a new letter agreement with Mr. Lyons, extending the reduction of his base salary for the 2008 calendar year from $400,000 to $100,000. The aforementioned salary reduction was discontinued effective January 1, 2009, or earlier upon a change in control of AXS-One. If Mr. Lyons was terminated without cause during 2008, severance payments would have been based on 2006 salary levels.

          On August 12, 2008, in response to final regulations issued in connection with Internal Revenue Code (“Code”) Section 409A and in order to preserve intended tax and financial benefits related to AXS-One’s compensation, severance and bonus arrangements, we entered into a First Amendment to Employment Agreement amending the employment agreement with Mr. Lyons. The amendment, which do not alter the scope of the financial or related benefits contained in the agreement, among other things, (i) provided that any bonus shall be paid no later than the 15th day of the third month following the end of the calendar year in which the bonus was payable, (ii) conformed the provisions relating to a termination without “Good Cause”, for “Good Reason” and following a “Change of Control” to the Code §409A safe harbor provisions by conditioning severance payments on a requirement that such events constitute an “Involuntary Separation of Service” (as defined for purposes of Code §409A), (iii) conformed the timing of severance and other payments to the requirements of Code §409A and related regulations, and (iv) made certain other revisions consistent with the requirements of Code §409A and related regulations.
          On January 27, 2009, we entered into an employment agreement amendment with Mr. Lyons, pursuant to which Mr. Lyons’ base salary for the 2009 calendar year was reduced from $400,000 to $300,000. The aforementioned salary reduction will be discontinued effective January 1, 2010. If Mr. Lyons is entitled to receive severance payments in connection with an event occurring in 2009, such severance payments would be based on the original pre-reduction salary levels.
          Joseph Dwyer. We were party to a letter agreement with Joseph Dwyer dated December 31, 2004, pursuant to which he served as our Executive Vice President, Chief Financial Officer and Treasurer. The agreement had no specific term and Mr. Dwyer was employed on an “at will” basis. The letter agreement provided that Mr. Dwyer receive an annual base salary of $250,000 per year. He was also eligible for a target bonus in 2005 of $100,000 and was entitled to participate in a comparable bonus program during subsequent years. Mr. Dwyer also was entitled to receive all benefits and perquisites as are routinely provided to other comparable senior executives of the company. Mr. Dwyer received a $50,000 signing bonus as an inducement to accept employment with the company and was being reimbursed for the cost of his accommodations during the work week in New Jersey. He also received an allowance of $750 per month for automobile expenses. If, at any time, we terminated Mr. Dwyer’s employment for any reason other than for cause (as defined in the agreement), we would pay him a severance benefit equal to three months of his base salary payable in six semi-monthly installments and would continue to provide employee benefit coverage during the severance period.
          On February 15, 2007, we entered into a new employment agreement with Mr. Dwyer, pursuant to which Mr. Dwyer continues in the positions of Executive Vice President, Treasurer, Secretary and Chief Financial Officer. This new agreement superseded the prior letter agreement. Under the terms of the employment agreement, Mr. Dwyer is employed on an “at will” basis, receives an annual base salary of $250,000 (subject to a temporary salary reduction described below) and will be eligible for an annual cash bonus as determined at the sole discretion of the Compensation Committee of the board of directors. Mr. Dwyer is also entitled to participate in all of our employee benefit programs, as such programs may be in effect from time to time. Mr. Dwyer also receives a non-accountable automobile allowance of $750 per month, subject to increase in the discretion of the Compensation Committee. If we terminate Mr. Dwyer’s employment without serious cause (as defined in the employment agreement) or Mr. Dwyer terminates his employment for good reason (as defined in the employment agreement), we will continue to pay Mr. Dwyer his then-current base salary for a period of nine (9) months from the date of such termination and will pay such amounts under COBRA as are required to maintain existing health insurance coverage for the shorter of nine (9) months or until such time as Mr. Dwyer becomes eligible for similar health insurance coverage with a new employer. Assuming Mr. Dwyer was terminated on December 31, 2008, he would have been entitled to aggregate benefits under his employment agreement valued at $200,250. If Mr. Dwyer’s employment is terminated by AXS-One (or successor) without serious cause or Mr. Dwyer terminates employment with AXS-One (or any successor) for good reason, within the period commencing on the date that a change of control (as defined in the employment agreement) is formally proposed to our Board of Directors and ending on the second anniversary of the date on which such change of control occurs, then Mr. Dwyer will be entitled to receive two times the base salary provided under a non-change of control termination and in addition and the company will pay such amounts under COBRA as are required to maintain existing health insurance coverage for the shorter of eighteen (18) months or until such time as Mr. Dwyer becomes eligible for similar health insurance coverage with a new employer. Payment of the amounts described in this paragraph following a change of control (other than amounts with respect to COBRA) shall be made in a lump sum within three (3) business days of the date of termination. Assuming Mr. Dwyer was terminated on December 31, 2008 in connection with a change of control, he would have been entitled to aggregate benefits under his employment agreement valued at $400,500.
          Pursuant to a temporary salary reduction rider to the employment agreement, Mr. Dwyer agreed to reduce his annual base salary for the calendar year 2007 from $250,000 to $150,000. Mr. Dwyer’s annual base salary reverted to $250,000 effective as of January 1, 2008. Mr. Dwyer’s annual base salary would have reverted to $250,000 if there was a change of control during calendar year 2007. Also, if Mr. Dwyer had become entitled to payments upon termination by AXS-One without serious cause or by Mr. Dwyer with good reason during 2007, such payments would have been calculated on the basis of a $250,000 annual base salary.
          On August 12, 2008, in response to final regulations issued in connection with Code Section 409A and in order to preserve intended tax and financial benefits related to AXS-One’s compensation, severance and bonus arrangements, we entered into a First Amendment to Employment Agreement amending the employment agreement with Mr. Dwyer. The amendment, which do not alter the scope of the financial or related benefits contained in the agreement, among other things, (i) provided that any bonus shall be paid no later than the 15th day of the third month following the end of the calendar year in which the bonus was payable, (ii) conformed the provisions relating to a termination without “Good Cause”, for “Good Reason” and following a “Change of Control” to the Code §409A safe harbor provisions by conditioning severance payments on a requirement that such events constitute an “Involuntary Separation of Service” (as defined for purposes of Code §409A), (iii) conformed the timing of severance and other payments to the requirements of Code §409A and related regulations, and (iv) made certain other revisions consistent with the requirements of Code §409A and related regulations.
          On January 27, 2009, we entered into an employment agreement amendment with Mr. Dwyer, pursuant to which Mr. Dwyer’s base salary for the 2009 calendar year was reduced from $250,000 to $225,000. The aforementioned salary reduction will be discontinued effective January 1, 2010. If Mr. Dwyer is entitled to receive severance payments in connection with an event occurring in 2009, such severance payments would be based on the original pre-reduction salary levels.
          Philip Rugani. On September 4, 2007, we entered into a letter agreement with Philip L. Rugani, pursuant to which Mr. Rugani was appointed as Executive Vice President, Field Operations of AXS-One effective September 10, 2007. Pursuant to the agreement, Mr. Rugani is an “at will” employee paid a starting salary of $275,000 per year and is eligible for a target bonus of 50% of base salary prorated for 2007 ($45,833 for 4 months) as determined in the sole discretion of the Compensation Committee of the board of directors.
          Subject to delivering a customary release, if, at any time, we terminate Mr. Rugani’s employment for any reason other than for Cause (as defined in the agreement), we will pay Mr. Rugani a severance benefit equal to three months of his base salary payable in six semi-monthly installments and will continue to provide employee benefit coverage during the severance period. Assuming Mr. Rugani was terminated on December 31, 2008, he would have been entitled to aggregate benefits under his employment agreement valued at $73,068. In the event of a termination of Mr. Rugani’s employment by AXS-One without Cause or by Mr. Rugani for Good Reason (as defined in the agreement) on or within 12 months following a change of control, we will pay him a lump-sum amount equal to six months of his base salary, payable within three business days following termination of employment, and will continue to provide him with health and welfare benefits, excluding 401(k), for six months following termination. Assuming Mr. Rugani was terminated on December 31, 2008 in connection with a change of control, he would have been entitled to aggregate benefits under his employment agreement valued at $146,136.
          Mr. Rugani also agreed not to compete with AXS-One during the term of his employment or for a period of six months immediately following the termination of his employment and also agreed that during the term of his employment and for a period of six months immediately following the termination thereof, he will not employ or seek to employ anyone employed at that time by AXS-One or otherwise encourage or entice anyone to leave employment with AXS-One.
          On August 12, 2008, in response to final regulations issued in connection with Code Section 409A and in order to preserve intended tax and financial benefits related to AXS-One’s compensation, severance and bonus arrangements, we entered into an Amendment to Offer of Employment Letter amending the offer of employment letter dated as of September 4, 2007 with Mr. Rugani. The amendment, which do not alter the scope of the financial or related benefits contained in the offer letter, among other things, (i) provided that any bonus shall be paid no later than the 15th day of the third month following the end of the calendar year in which the bonus was payable, (ii) conformed the provisions relating to a termination without “Good Cause”, for “Good Reason” and following a “Change of Control” to the Code §409A safe harbor provisions by conditioning severance payments on a requirement that such events constitute an “Involuntary Separation of Service” (as defined for purposes of Code §409A), (iii) conformed the timing of severance and other payments to the requirements of Code §409A and related regulations, and (iv) made certain other revisions consistent with the requirements of Code §409A and related regulations.
          On January 27, 2009, we entered into a further amendment with Mr. Rugani, pursuant to which Mr. Rugani’s base salary for the 2009 calendar year was reduced from $275,000 to $250,000. The aforementioned salary reduction will be discontinued effective January 1, 2010. If Mr. Rugani is entitled to receive severance payments in connection with an event occurring in 2009, such severance payments would be based on the original pre-reduction salary levels.
Compensation Disclosure Tables
          Summary Compensation Table. The following table (Table I) shows all compensation paid or granted, during or with respect to the 2006, 2007 and 2008 fiscal years to (i) our chief executive officer and (ii) the two other most highly compensated executive officers, other than the CEO, whose total compensation during 2008 exceeded $100,000 and who were serving as executive officers as of December 31, 2008 (collectively referred to herein as the “named executive officers”).

TABLE I
2006-2008 SUMMARY COMPENSATION TABLE

						Non-Equity
Name and Principal						Incentive Plan	All Other
Position	Year	Salary	Bonus	Stock Awards	Option Awards	Compensation	Compensation	Total
		($)	($)	($)(a)	($)(b)	($)	($)(c)	($)

William Lyons	2008	$100,000	$—	$489,069	$—	$—	$9,865	$598,934
Chairman of the	2007	100,000	—	228,244	—	—	13,335	341,579
Board and Chief	2006	400,000	—	55,543	—	—	17,045	472,588
Executive Officer

Joseph Dwyer	2008	250,000	—	85,581	13,486	—	10,304	359,371
Executive Vice	2007	150,000	—	87,665	—	—	14,898	252,563
President,	2006	250,000	—	34,652	—	—	16,123	300,775
Treasurer, Secretary and Chief Financial Officer

Philip L. Rugani	2008	275,000	—	87,680	—	—	1,419	364,099
Executive Vice	2007	85,496	—	26,831	—	—	552	112,879
President, Field	2006	—	—	—	—	—	—	—
Operations (d)

(a)	Dollar amounts with regard to restricted stock grants for each individual are those recognized for financial statement reporting purposes in each applicable year in accordance with FAS 123R disregarding the estimate of forfeitures related to service-based vesting conditions. Share value utilized for purposes of this determination is the applicable market value on the date of grant. For a further discussion of the assumptions underlying these amounts, reference is made to the footnotes to AXS-One’s financial statements set forth in Form 10-K for the fiscal year ended December 31, 2008.

(b)	Dollar amounts with regard to option grants for each individual are those recognized for financial statement reporting purposes in each applicable year in accordance with FAS 123R disregarding the estimate of forfeitures related to service-based vesting conditions. For a further discussion of the assumptions underlying these amounts, reference is made to the footnotes to AXS-One’s financial statements set forth in Form 10-K for the fiscal year ended December 31, 2008.

(c)	Amounts for 2008 for Messrs. Lyons, Dwyer and Rugani, consist of life and disability insurance premiums ($865, $1,304 and $1,419, respectively) and automobile allowances ($9,000, $9,000 and $0, respectively).

(d)	Mr. Rugani joined AXS-One effective September 10, 2007.

           2008 Grants of Plan-Based Awards.
          We made no new option grants to the named executive officers during 2008. However, in connection with a registered exchange offer to our existing option holders, on March 3, 2008, we granted Mr. Dwyer a ten year incentive stock option to purchase 150,000 shares of AXS-One common stock at an exercise price of $0.44, which vests in two equal annual installments. This option replaced a prior option held by Mr. Dwyer to purchase 300,000 shares of common stock at an exercise price of $2.58. No other stock options were granted to the named executive officers during 2008. During 2008, we did not make grants of restricted stock to any of the named executive officers.
          On January 8, 2008, our Compensation Committee approved a bonus plan and related metrics relating to the compensation of our executive officers. Annual bonus targets were set for fiscal 2008 based upon achievement of targets relating to consolidated revenue and consolidated operating income. Achievement of target levels would result in target bonus payments as follows: William P. Lyons — $200,000; Joseph P. Dwyer — $150,000; and Philip Rugani — $137,500. Exceeding the target performance levels will result in additional bonuses based upon a percentage of the target bonus multiplied by the percentage by which the target levels are exceeded. One half of each respective target bonus amount relates to the achievement of consolidated revenue targets and one-half relates to achievement of the consolidated operating income target. Bonuses upon achievement of revenue targets are payable on a quarterly basis, while bonuses upon achievement of the operating income target are payable after fiscal year end. The maximum aggregate 2008 bonus payment for each of the foregoing officers was capped at three times their 2008 target bonus amount. No bonus payments were made to the executive officers with respect to 2008 performance.
          Outstanding Equity Awards at Fiscal Year-End Table. Shown in Table II below is information with respect to outstanding equity-based awards (consisting of unexercised options to purchase AXS-One common stock and unvested restricted AXS-One common stock) held by the named executive officers at December 31, 2008.

TABLE II
OUTSTANDING EQUITY AWARDS AT 2008 FISCAL YEAR END

	Option Awards				Stock Awards

	Number of	Number of				Market Value of
	Securities	Securities	Option		Number of	Shares or Units of
	Underlying	Underlying	Exercise	Option	Shares or Units	Stock That Have
	Unexercised Options	Unexercised Options	Price	Expiration	of Stock That	Not Vested ($)
Name	(#) Exercisable	(#) Unexercisable	($)	Date	Have Not Vested (#)	(a)

William Lyons	900,000	0	$4.21	4/28/2014
					50,000	$3,000

Joseph Dwyer	0	150,000 (b)	0.44	3/3/2018	25,000	1,500
					20,000	1,200

Philip Rugani	0	0	—	—
					375,000	22,500

(a)	These values are based on $0.06 per share, the market price of a share of AXS-One common stock as of December 31, 2008.

(b)	The option becomes exercisable with respect to 50% of the shares on each of the first two annual anniversaries of the date of grant and, in certain cases, is subject to acceleration upon change in control. In February 2008, we commenced an exchange offer pursuant to which we offered to grant to each optionee (other than our directors) new options to purchase the number of shares of AXS-One common stock that is equal to one-half of the number of shares subject to the options tendered and accepted for exchange. The indicated options held by Mr. Dwyer replaced a prior option to purchase 300,000 shares of common stock at an exercise price of $2.58.
Compensation of Directors
          Cash Compensation. Each non-employee director is paid an annual cash retainer of $20,000 plus per meeting fees of $2,000 for each regularly scheduled board meeting, $1,000 for each telephonic, special board meeting, $750 for each Audit Committee meeting and $500 for each other committee meeting attended by that non-employee director (no separate fees for any committee meeting will be paid when the committee meeting is on the same day as a board meeting). The chairman of the Audit Committee also receives a separate annual cash retainer of $5,000. The directors agreed to waive their cash compensation from January 1, 2008 through the Company’s annual meeting in 2009, in return for the special restricted stock grants and stock option grants described below.

          Restricted Stock Grants. Beginning in 2006, each non-employee director first elected or appointed to the board of directors will be granted 40,000 shares of restricted common stock on the date of his or her election or appointment to the board of directors. In addition, at each annual meeting of stockholders, each non-employee director with at least twelve months of service on the board of directors who continued to serve as a non-employee director following the meeting will be granted 10,000 shares of restricted common stock. Each grant of restricted stock will vest in successive equal annual installments on the first four anniversaries of the date of grant. However, each outstanding grant will vest immediately upon (i) certain changes in the ownership or control of the company or (ii) the death or disability of the grantee while serving on the board of directors. In accordance with this program, on May 13, 2008, Messrs. Bacci, Bloom, Copperman, Migliorino and Weingarten each received grants of 10,000 shares of restricted stock.
          Special Restricted Stock Grants. In partial consideration for the cash compensation forfeited as noted above, on May 13, 2008, each non-employee director (consisting at that time of Messrs. Bacci, Bloom, Copperman, Migliorino and Weingarten) was granted 150,000 shares of restricted common stock. Each grant of restricted stock will vest in full on the first anniversary of the date of grant. However, each outstanding grant will vest immediately upon (i) certain changes in the ownership or control of the company or (ii) the death or disability of the grantee while serving on the board of directors.
          Stock Option Grants. In partial consideration for the cash compensation forfeited as noted above, on March 21, 2008, each non-employee director (consisting at that time of Messrs. Bacci, Bloom, Burch, Copperman, Migliorino and Weingarten) was granted a ten-year option to purchase 40,000 shares of AXS-One common stock at an exercise price of $0.30 per share. Each grant vests in full on the first anniversary of the date of grant. However, each outstanding grant would vest immediately upon (i) certain changes in the ownership or control of the company or (ii) the death or disability of the grantee while serving on the board of directors. The options granted to Messrs. Burch, Migliorino and Weingarten were cancelled in connection with their departures from the board of directors prior to the vesting date.
          Director Compensation Table. The following table shows all compensation paid or granted, during or with respect to the 2008 fiscal year to each of the non-employee directors for services rendered to AXS-One and its subsidiaries during 2008.
2008 DIRECTOR COMPENSATION

	Fees Earned or Paid
	in Cash	Stock Awards	Option Awards	Total
Name	($)	($)(a)	($)(b)	($)

Timothy Bacci	$0	$56,000	$12,000	$68,000
Anthony H. Bloom	0	56,000	12,000	68,000
Daniel H. Burch	0	—	12,000	12,000
Harold D. Copperman	0	56,000	12,000	68,000
Robert Migliorino	0	56,000	12,000	68,000
Gennaro Vendome	0	—	—	0
Allan Weingarten	0	56,000	12,000	68,000

(a)	As of December 31, 2008, Messrs. Bacci, Bloom, Copperman and Weingarten held 190,000, 167,500, 167,500 and 172,500 shares, respectively, of restricted AXS-One common stock. Messrs. Burch, Migliorino and Vendome did not hold any shares of restricted AXS-One common stock at December 31, 2008.

(b)	As of December 31, 2008, Messrs. Bacci, Bloom, Copperman and Weingarten held options to purchase 40,000, 90,000, 90,000 and 150,000 shares, respectively, of AXS-One common stock. Messrs. Burch, Migliorino and Vendome did not hold any options to purchase shares of AXS-One common stock at December 31, 2008.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
          Except as specified below, the following table sets forth certain information regarding beneficial ownership of AXS-One common stock as of April 3, 2009 by (i) each director (ii) each of the named executive officers, (iii) each person known by AXS-One to be the beneficial owner of more than 5% of its common stock and (iv) all executive officers and directors as a group. The information concerning beneficial owners of more than 5% of AXS-One common stock is based on filings with the SEC on Schedules 13D, 13G and on Forms 3, 4, and 5 and certain other information available to AXS-One.

	Number of Shares of
	Common Stock		Percentage of Shares
Name of Beneficial Owner	Beneficially Owned (1)		Outstanding (1)

William P. Lyons	2,808,033	(2)	6.6%
Timothy P. Bacci	9,678,125	(3)	20.0%
Anthony H. Bloom	247,500	(4)	*
Harold D. Copperman	2,787,402	(5)	6.5%
Joseph Dwyer	364,088	(6)	*
Philip L. Rugani	2,921,200	(7)	7.0%
All current directors and executive officers as a group (6 persons)	18,806,348	(8)	36.0%

Other Beneficial Owners
William K. Jurika	11,998,300	(9)	24.3%
BlueLine Partners, LLC	9,678,125	(10)	20.0%

*	Represents beneficial ownership of less than one percent of the AXS-One common stock outstanding.

(1)	Applicable percentage of ownership as of April 3, 2009 is based upon 41,133,925 shares of common stock outstanding. Beneficial ownership is determined in accordance with the rules of the SEC, and includes voting and investment power with respect to shares. Also gives effect to the shares of common stock issuable within 60 days of April 3, 2009 upon exercise of all options and other rights beneficially owned by the indicated stockholders on that date.

(2)	Includes (i) 900,000 shares of common stock which may be purchased upon exercise of stock options, (ii) 25,000 shares of restricted common stock, (iii) 208,000 shares issuable upon conversion of principal and interest of Series D 6% Secured Convertible Promissory Notes, (iv) 51,000 shares issuable upon conversion of principal and interest of Series E 6% Secured Convertible Promissory Notes, (v) 99,600

shares owned by the Lyons Family Trust dated February 11, 1992 and (vi) 557,866 shares owned by Lyons Partners. Mr. Lyons has voting and dispositive power over the shares held by Lyons Family Trust and Lyons Partners.

(3)	Mr. Bacci is a managing director of BlueLine Partners. See footnote (10) below for a description of the shares beneficially owned by Mr. Bacci and BlueLine Partners. Mr. Bacci disclaims beneficial ownership of shares held by BlueLine Partners beyond his pecuniary interest therein.

(4)	Includes (i) 77,500 shares of common stock which may be purchased upon the exercise of stock options and (ii) 167,500 shares of restricted stock.

(5)	Includes (i) 77,500 shares of common stock which may be purchased upon the exercise of stock options, (ii) 167,500 shares of restricted stock, (iii) 326,000 shares issuable upon conversion of principal and interest of Series C 6% Secured Convertible Promissory Notes, (iv) 256,000 shares issuable upon conversion of principal and interest of Series D 6% Secured Convertible Promissory Notes, (v) 154,000 shares issuable upon conversion of principal and interest of Series E 6% Secured Convertible Promissory Notes and (vi) 950,000 shares issuable upon exercise of warrants.

(6)	Includes (i) 75,000 shares of common stock which may be purchased upon the exercise of stock options, (ii) 35,000 shares of restricted common stock and (iii) 77,177 shares held by the Carol N. Dwyer Living Trust dated 6/19/03.

(7)	Includes (i) 375,000 shares of restricted stock, (ii) 104,000 shares issuable upon conversion of principal and interest of Series D 6% Secured Convertible Promissory Notes, (iii) 154,000 shares issuable upon conversion of principal and interest of Series E 6% Secured Convertible Promissory Notes and (iv) 450,000 shares issuable upon exercise of warrants.

(8)	See footnotes 2 through 7.

(9)	Consists of: (i) 3,282,700 shares of common stock held by Jurika Family Trust U/A 3/17/1989, (ii) 498,900 shares of common stock held by William K. Jurika IRA, (iii) 2,700 shares of common stock held by Michelle Jurika IRA, (iv) 1,115,000 shares of common stock issuable upon conversion of principal and interest on Series A 6% Secured Convertible Promissory Notes held by Jurika Family Trust U/A 3/17/1989, (v) 446,000 shares of common stock issuable upon conversion of Series B 6% Secured Convertible Promissory Notes held by Jurika Family Trust U/A 3/17/1989, (vi) 1,356,000 shares of common stock issuable upon conversion of principal and interest on Series C 6% Secured Convertible Promissory Notes held by Jurika Family Trust U/A 3/17/1989, (vii) 1,041,000 shares issuable upon conversion of principal and interest of Series D 6% Secured Convertible Promissory Notes held by Jurika Family Trust U/A 3/17/1989, (viii) 256,000 shares issuable upon conversion of principal and interest of Series E 6% Secured Convertible Promissory Notes held by Jurika Family Trust U/A 3/17/1989 and (ix) 4,000,000 shares issuable upon exercise of warrants held by Jurika Family Trust U/A 3/17/1989. William K. Jurika has sole voting and dispositive power over all of the foregoing shares. The address of Jurika Family Trust U/A 3/17/1989 is 42 Glen Alpine Road, Piedmont, CA 94611.

(10)	Consists of: (i) 1,919,915 shares of common stock held by BlueLine Capital Partners, LP, (ii) 150,350 shares of common stock held by BlueLine Capital Partners II, LP, (iii) 142,860 shares of common stock held by BlueLine Capital Partners III, LP, (iv) 10,000 shares of common stock held by Timothy P. Bacci, (v) 190,000 shares of restricted common stock held by Timothy P. Bacci, (vi) 40,000 shares of common stock which may be purchased upon the exercise of stock options held by Timothy P. Bacci, (vii) 1,394,000 shares of common stock issuable upon conversion of principal and interest on Series A 6% Secured Convertible Promissory Notes held by BlueLine Capital Partners, LP, (viii) 558,000 shares of common stock issuable upon conversion of principal and interest on Series B 6% Secured Convertible Promissory Notes held by BlueLine Capital Partners, LP, (ix) 1,800,000 shares of common stock issuable upon exercise of warrants held by BlueLine Capital Partners, LP, (x) 279,000 shares of common stock issuable upon conversion of principal and interest on Series A 6% Secured Convertible Promissory Notes held by BlueLine Capital Partners II, LP, (xi) 116,000 shares of common stock issuable upon conversion of principal and interest on Series B 6% Secured Convertible Promissory Notes held by BlueLine Capital Partners II, LP, (xii) 600,000 shares of common stock issuable upon exercise of warrants held by BlueLine Capital Partners II, LP, (xiii) 569,000 shares of common stock issuable upon conversion of principal and interest on Series C 6% Secured Convertible Promissory Notes held by BlueLine Capital Partners, LP, (xiv) 285,000 shares of common stock issuable upon conversion of principal and interest on Series C 6% Secured Convertible Promissory Notes held by BlueLine Capital Partners II, LP, (xv) 569,000 shares of common stock issuable upon conversion of principal and interest on Series C 6% Secured Convertible Promissory Notes held by BlueLine Capital Partners III, LP, (xvi) 800,000 shares of common stock issuable upon exercise of warrants held by BlueLine Capital Partners III, LP, (xvii) 102,000 shares of common stock issuable upon conversion of principal and interest on Series E 6% Secured Convertible Promissory Notes held by BlueLine Capital Partners, LP, (xviii) 51,000 shares of common stock issuable upon conversion of principal and interest on Series E 6% Secured Convertible Promissory Notes held by BlueLine Capital Partners II, LP, and (xix) 102,000 shares of common stock issuable upon conversion of principal and interest on Series E 6% Secured Convertible Promissory Notes held by BlueLine Capital Partners III, LP. Timothy P. Bacci, a managing director of BlueLine Partners may be deemed to beneficially own the foregoing shares. The address of BlueLine Capital Partners, LP and affiliates is 402 Railroad Avenue, Suite 201, Danville, CA 94526.
     Equity Compensation Plan Table. The following table (Table III) sets forth certain information with respect to securities authorized for issuance under equity compensation plans that were either previously approved by security holders or not previously approved by security holders as of December 31, 2008.

TABLE III
EQUITY COMPENSATION PLAN INFORMATION

Number of
securities
remaining available
	Number of		for future issuance
	securities to be		under equity
	issued upon	Weighted-average	compensation plans
	exercise of	exercise price of	(excluding
	outstanding	outstanding	securities
	options, warrants	options, warrants	reflected in column
	and rights	and rights	(a) )
Plan category	(a)	(b)	(c)

Equity compensation plans approved by security holders	3,566,314	$1.38	1,012,570
Equity compensation plans not approved by security holders	10,425,000	$0.06	—

Total	13,991,314	$0.40	1,012,570
          The equity compensation plans not approved by the security holders relate to 10,300,000 warrants issued to private placement investors and 125,000 non-plan inducement options issued to Mr. Lyons.

Item 13. Certain Relationships and Related Transactions, and Director Independence
May 2007 Private Placement
     On May 29, 2007, we entered into a Convertible Note and Warrant Purchase Agreement (the “May 2007 Purchase Agreement”) pursuant to which we sold and issued an aggregate of $5,000,000 of convertible notes consisting of (i) $2,500,000 of Series A 6% Secured Convertible Promissory Notes due May 29, 2009 (the “Series A Notes”), and (ii) $2,500,000 of Series B 6% Secured Convertible Promissory Notes due May 29, 2009 (the “Series B Notes” and together with the Series A Notes, the “Notes”), together with warrants to purchase an aggregate of 2,000,000 shares of common stock of AXS-One at an exercise price of $0.01 per share (the “Warrants”). Net cash proceeds to AXS-One after transaction expenses were approximately $4.9 million, reflecting $100,000 paid for legal and other filing fees and costs. In addition to the cash fees paid, there was a non-cash discount of $0.66 per warrant share, or $1,320,000 with respect to the 2,000,000 warrants issued, representing the difference between the market price of AXS-One common stock on the closing date of the financing ($0.67) and the exercise price of the Warrants ($0.01). The notes and warrants were sold in a private placement under Rule 506 promulgated under the Securities Act of 1933, as amended, to three accredited investors, including two entities affiliated with Timothy Bacci, a member of our board of directors (which purchased an aggregate of $3,000,000 of Series A and B Notes).
     The May 2007 Purchase Agreement provides that as long as any of the Notes remain outstanding, (a) BlueLine Partners, LLC shall have the right, from time to time, to designate one individual, in its sole discretion, to serve as a director of AXS-One (the “Purchaser Director Designee”), (b) AXS-One shall use its best efforts to cause the Purchaser Director Designee to be nominated and elected for service as director (the “Purchaser Board Seat”) promptly following the financing closing and at each meeting of AXS-One stockholders held for the purpose of electing directors and (c) if at any time, or from time to time, the Purchaser Board Seat is or becomes vacant for any reason prior to the next annual meeting of stockholders, AXS-One will use its best efforts to cause the vacancy to be filled with a Purchaser Director Designee. The right of BlueLine Partners, LLC set forth in the Purchase Agreement is not transferable under any circumstances, whether by sale or assignment of notes or otherwise.
     The Purchase Agreement contains negative covenants to the effect that unless approved in writing by the holders of a majority of the principal amount of the Notes then outstanding, AXS-One (a) shall not declare or pay any dividend or distribution with respect to its common stock, (b) shall not create and/or issue any classes of preferred stock, and (c) shall not incur any secured indebtedness senior to the Notes other than its then-current senior credit facility or a comparable facility.
     The Purchase Agreement also provides the Note holders with the right to participate in certain future securities offerings of AXS-One. During the period ending on May 29, 2009, the Note holders have the right to purchase their pro rata share of an aggregate of thirty percent (30%) of the securities being offered in the future offering on the same terms as that offered to the other investors in the offering.
     The Notes. The Series A Notes mature on May 29, 2009, are convertible into AXS-One common stock at a fixed conversion rate of $1.00 per share, bear interest of 6% per annum and are secured by substantially all the assets of AXS-One. The Series B Notes mature on May 29, 2009, are convertible into AXS-One common stock at a fixed conversion rate of $2.50 per share, bear interest of 6% per annum and are secured by substantially all the assets of AXS-One. Interest is compounded quarterly and payable at maturity; provided, that if the Note holders convert the notes into AXS-One common stock, any accrued interest amounts shall be converted into common stock. The Notes may be converted at the option of the Note holder at any time prior to maturity. The conversion prices of the Notes were at a premium to the market price per share of AXS-One common stock on the closing date of the financing ($0.67).
     The Warrants. Each Note holder received a Warrant to purchase a number of shares of AXS-One common stock equal to 40% of the principal amount of notes purchased. Each Warrant has an exercise price of $0.01 per share and is exercisable at any time through May 29, 2014. There was a non-cash discount of $0.66 per warrant share, or $1,320,000 with respect to the 2,000,000 warrants issued, representing the difference between the market price of AXS-One common stock on the closing date of the financing ($0.67) and the exercise price of the Warrants ($0.01).
     Other Transaction Agreements. AXS-One and the investors entered into a Security Agreement pursuant to which BlueLine Capital Partners, LP, as agent for the Note holders, was granted a security interest in substantially all the assets of AXS-One to secure the payment obligations under the Notes. Pursuant to a Subordination Agreement, this security interest has been subordinated to the security interest of AXS-One’s senior lender. The parties also entered into an Investor Rights Agreement, pursuant to which AXS-One agreed to file a registration statement to allow the selling stockholders to sell any AXS-One common stock issued upon conversion of the Notes or upon exercise of the Warrants.
November 2007 Private Placement
     On November 13, 2007, we entered into a Convertible Note and Warrant Purchase Agreement (the “November 2007 Purchase Agreement”) pursuant to which we sold and issued on November 16, 2007 an aggregate of $3,750,000 of Series C 6% Secured Convertible Promissory Notes due May 29, 2009 (the “Series C Notes”), together with warrants to purchase an aggregate of 3,750,000 shares of common stock of AXS-One. Net proceeds to us after transaction expenses were approximately $3,650,000. The notes and warrants were sold in a private placement under Rule 506 promulgated under the Securities Act of 1933, as amended, to nine accredited investors, including three members of our board of directors (Daniel Burch — $100,000, Harold Copperman — $300,000 and Robert Migliorino — $100,000) and three entities affiliated with Timothy Bacci, another member of our board of directors (which purchased an aggregate of $1,250,000 of Series C Notes).
     The Series C Notes mature on May 29, 2009, and principal and interest thereunder are convertible into AXS-One common stock at a fixed conversion rate of $1.00 per share (subject to adjustment for stock splits, combinations and dividends). The Series C Notes bear interest of 6% per annum and are secured by substantially all our assets. The Series C Notes may be converted at the option of the Series C Note holder at any time prior to maturity. The Series C Notes rank pari passu in priority of payment and in all other respects with all of the Series A Notes and the Series B Notes (the “Prior Notes”). The security interest of the Series C Note holders has been subordinated to the security interest of AXS-One’s senior lender. The security interest of the Series C Notes will rank pari passu with the security interests granted in connection with the Prior Notes.
     Each Note holder also received a Warrant to purchase one share of AXS-One common stock for each $1.00 of principal amount of Series C Notes purchased by such holder. Each Warrant has an exercise price of $0.01 per share and is exercisable at any time through November 16, 2014.
     In addition, in connection with the financing under the November 2007 Purchase Agreement, the Prior Notes were amended to provide that any event of default under the Series C Notes will constitute an event of default under the Prior Notes.
July 2008 Private Placement
     On July 24, 2008, we entered into a Convertible Note and Warrant Purchase Agreement (the “July 2008 Purchase Agreement”) pursuant to which we sold and issued an aggregate of $2,100,000 of Series D 6% Secured Convertible Promissory Notes due May 29, 2009 (the “Series D Notes”), together with warrants to purchase an aggregate of 4,200,000 shares of common stock of AXS-One. Net proceeds to AXS-One after transaction expenses were approximately $2,050,000. The notes and warrants were sold in a private placement under Rule 506 promulgated under the Securities Act of 1933, as amended, to seven accredited investors, , including three members of our board of directors (Harold Copperman -

$250,000, Robert Migliorino — $100,000 and William Lyons — 200,000) and one named executive officer (Philip Rugani — $100,000).
     The Series D Notes mature on May 29, 2009, and principal and interest thereunder are convertible into AXS-One common stock at a fixed conversion rate of $1.00 per share (subject to adjustment for stock splits, combinations and dividends). The Series D Notes bear interest of 6% per annum and are secured by substantially all the assets of AXS-One. The Series D Notes may be converted at the option of the Series D Note holder at any time prior to maturity. The Series D Notes rank pari passu in priority of payment and in all other respects with all of the Series C Notes and the Series A Notes and the Series B Notes (collectively, the “Prior Notes”).
     The security interest of the Series D Note holders has been subordinated to the security interest of Sand Hill Finance, LLC, our current senior lender, pursuant to an Amended and Restated Subordination Agreement dated as of July 24, 2008. Pursuant to the terms of a Second Security Agreement Amendment dated July 24, 2008, among AXS-One and the other secured parties set forth therein, the security interest of the Series D Notes ranks pari passu with the security interest granted in connection with the Prior Notes.
     In addition, pursuant to a Waiver and Termination of Participation Rights and Joinder to New Participation Rights Agreement (“Participation Rights Waiver and Joinder”) the holders of the Prior Notes (i) have agreed to waive their Participation Rights held pursuant to Section 4.7 of the November 2007 Purchase Agreement; (ii) have agreed that upon execution of the July 2008 Purchase Agreement, all of their Participation Rights held pursuant to the November 2007 Purchase Agreement terminated and are of no further force and effect; and (iii) have agreed, pursuant to Section 4.7 of the July 2008 Purchase Agreement to join, become party to and be bound by Section 4.7 of the July 2008 Purchase Agreement regarding Rights of Participation and the Miscellaneous provisions of Article VI of the July 2008 Purchase Agreement, effective upon execution of the July 2008 Purchase Agreement.
     Each Series D Note holder also received common stock purchase warrants (the “Warrants”) to purchase two shares of the Company’s common stock for each $1.00 of principal amount of Series D Notes purchased by such holder. Each Warrant has an exercise price of $0.01 per share and is exercisable at any time through July 24, 2015.
     In addition, in connection with the financing under the July 2008 Purchase Agreement, we entered into an Investor Rights Agreement on July 24, 2008 which sets forth our obligations relating to the registration of the shares of common stock underlying the Series D Notes and Warrants, including a requirement that we file a registration statement with respect to such common stock no later than May 29, 2009.
     In addition, in connection with the financing under the July 2008 Purchase Agreement, each of the Prior Notes was amended pursuant to note amendments (the “Series A Note Amendment,” the “Series B Note Amendment,” or the “Series C Note Amendment,” as the case may be) to provide that any event of default under the Series D Notes will constitute an event of default under the Prior Notes. Furthermore, in connection with the financing under the July 2008 Purchase Agreement, the Investor Rights Agreement dated as of November 16, 2007, as previously amended on January 12, 2008, was amended on July 24, 2008 pursuant to a Second Investor Rights Agreement Amendment (the “Second Investor Rights Agreement Amendment”) to change the registration statement filing date thereunder to May 29, 2009. Certain provisions of the Investor Rights Agreement dated as of May 29, 2007 were waived and modified on July 24, 2008, pursuant to an Investor Rights Agreement Waiver and Modification (the “Investor Rights Agreement Waiver and Modification”) such that, among other things, AXS-One is not required to maintain the effectiveness of the current registration thereunder and the registration statement filing date for a new registration thereunder is extended to May 29, 2009.

October 2008 Private Placement
     On October 30, 2008, we entered into a Convertible Note and Warrant Purchase Agreement (the “October 2008 Purchase Agreement”) pursuant to which we sold and issued an aggregate of $1,100,000 of Series E 6% Secured Convertible Promissory Notes due May 29, 2009 (the “Series E Notes”), together with warrants to purchase an aggregate of 3,300,000 shares of common stock of AXS-One at an exercise price of $0.01 per share. Net proceeds to AXS-One after transaction expenses were approximately $1,050,000. The Series E Notes and warrants were sold in a private placement under Rule 506 promulgated under the Securities Act of 1933, as amended, to eight accredited investors, including two members of our board of directors (Harold Copperman — $150,000 and William Lyons - $50,000), three entities affiliated with Timothy Bacci, another member of our board of directors (which purchased an aggregate of $250,000 of Series E Notes) and one named executive officer (Philip Rugani — $150,000).
     The Series E Notes will mature on May 29, 2009, and principal and interest thereunder are convertible into AXS-One common stock at a fixed conversion rate of $1.00 per share (subject to adjustment for stock splits, combinations and dividends), bear interest of 6% per annum and are secured by substantially all the assets of AXS-One. The Series E Notes may be converted at the option of the Series E Note holder at any time prior to maturity. The Series E Notes rank pari passu in priority of payment and in all other respects with all of the Series D Notes, the Series C Notes, and the Series A Notes and Series B Notes (collectively, the “Prior Notes”). The security interest of the Series E Note holders has been subordinated to the security interest of Sand Hill Finance, our current senior lender, pursuant to a Second Amended and Restated Subordination Agreement dated as of October 30, 2008 (the “Subordination Agreement”).
     Pursuant to the terms of a Third Security Agreement Amendment dated October 30, 2008, among AXS-One and the other secured parties set forth therein (the “Third Security Agreement Amendment”), the security interest of the Series E Notes ranks pari passu with the security interest granted in connection with the Prior Notes.
     In addition, pursuant to a Waiver and Termination of Participation Rights and Joinder to New Participation Rights Agreement (“Participation Rights Waiver and Joinder”) the holders of the Prior Notes (i) have agreed to waive their Participation Rights held pursuant to Section 4.7 of the July 2008 Purchase Agreement; (ii) have agreed that upon execution of the October 2008 Purchase Agreement, all of their Participation Rights held pursuant to the July 2008 Purchase Agreement terminated and are of no further force and effect; and (iii) have agreed, pursuant to Section 4.7 of the October 2008 Purchase Agreement to join, become party to and be bound by Section 4.7 of the October 2008 Purchase Agreement regarding rights of participation and the miscellaneous provisions of Article VI of the October 2008 Purchase Agreement, effective upon execution of the October 2008 Purchase Agreement.
     Each Series E Note holder also received a warrant to purchase three shares of AXS-One common stock for each $1 of the principal amount of Series E Notes purchased (each a “Warrant”). Each Warrant has an exercise price of $0.01 per share and is exercisable at any time during the seven year period following the closing.
     In addition, in connection with the financing under the Purchase Agreement, the Company entered into an Investor Rights Agreement on October 30, 2008 (the “Investor Rights Agreement”) which sets forth the Company’s obligations relating to the registration of the shares of common stock underlying the Series E Notes and Warrants, including a requirement that the Company file a registration statement with respect to such common stock no later than May 29, 2009.
     In addition, in connection with the financing under the Purchase Agreement, each of the Prior Notes was amended pursuant to note amendments (the “Series A Note Amendment,” the “Series B Note Amendment,” the “Series C Note Amendment,” and the “Series D Note Amendment,” as the case may

be) to provide that any event of default under the Series E Notes will constitute an event of default under the Prior Notes.
Director Independence
The board has determined that each of our three non-employee directors currently serving on the board or who served on the board during 2008 is independent based upon the criteria provided by NYSE Amex rules. A description of board committees and independence is contained in Item 10, above.
Item 14. Principal Accountant Fees and Services
Audit Fees
The aggregate fees billed by Amper, Politziner & Mattia LLP for professional services rendered for the audit of AXS-One’s annual consolidated financial statements for the years ended December 31, 2008 and 2007, and the reviews of the consolidated financial information included in our Forms 10-Q for fiscal 2008 and 2007, were $283,000 and $298,500, respectively.
Audit-Related Fees
There were no aggregate fees billed by Amper, Politziner & Mattia LLP for audit-related services for the years ended December 31, 2008 and 2007.
Tax Fees
There were no aggregate fees billed by Amper, Politziner & Mattia LLP for tax matters for the years ended December 31, 2008 and 2007.
All Other Fees
There were no aggregate fees billed by Amper, Politziner & Mattia LLP for services other than services noted above for the years ended December 31, 2008 and 2007.
Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Accountants
Consistent with the requirements of the Securities and Exchange Commission regarding auditor independence, the Audit Committee has responsibility for appointing, setting the compensation of and overseeing the work of the independent registered public accounting firm. The Audit Committee has approved the engagement of Amper, Politziner & Mattia LLP. All services rendered by Amper, Politziner & Mattia LLP in 2008 and 2007 were permissible under applicable laws and regulations, and were pre-approved by the Audit Committee.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a) (3) Exhibits:

3.1 (a)	Fourth Amended and Restated Certificate of Incorporation
3.2 (ff)	Certificate of Amendment to Certificate of Incorporation
3.3 (a)	Amended and Restated Bylaws of the Company
4.1 (dd)	Form of Common Stock Certificate
10.1 (a)+	Employment Agreement between the Company and Elias Typaldos, as amended
10.2 (c)+	1995 Stock Option Plan, as amended
10.3 (b)	Securities Purchase Agreement
10.4 (c)	Amendment to Securities Purchase Agreement
10.5 (d)+	1998 Stock Option Plan, as amended
10.6 (e)	Stock Purchase Agreement, dated as of September 1, 2001, between the Company and Porterfield Ltd. relating to the sale of all shares of AXS-One Sp. z.o.o.
10.7 (f)	Investor Relations Services Agreement between the Company and Hayden Communications, Inc.
10.8 (g)	Loan and Security Agreement with Silicon Valley Bank dated August 11, 2004
10.9 (h)+	Employment Agreement between the Company and William P. Lyons
10.10 (i)+	Employment Agreement between the Company and Joseph P. Dwyer
10.11 (i)	First Loan Modification to the Loan & Security Agreement dated January 27, 2005
10.12 (j)	Unit subscription agreement dated April 1, 2004, Class A Warrants, Class B Warrants, and Investor Rights Agreements dated April 5, 2004
10.13 (k)+	2005 Stock Incentive Plan, as amended
10.14 (l)	Unit subscription agreement dated June 17, 2005, Class C Warrants, Class D Warrants, and Investor Rights Agreements dated June 17, 2005
10.15 (m)	Amended and Restated Loan and Security Agreement with Silicon Valley Bank dated September 13, 2005
10.16 (n)+	Agreement and General Release between the Company and Gennaro Vendome dated October 13, 2005
10.17 (o)	Form of Resale Restriction Agreement for accelerated Stock Options dated October 26, 2005
10.18 (p)+	Agreement and General Release between the Company and Matthew Suffoletto dated February 9, 2006
10.19 (q)	First Loan Modification Agreement with Silicon Valley Bank dated March 14, 2006
10.20 (r)+	Form of Restricted Stock Agreement for grants pursuant to 1998 Stock Option Plan
10.21 (r)+	Form of Restricted Stock Agreement for grants pursuant to 2005 Stock Incentive Plan
10.22 (s)	Asset Purchase Agreement between the Company and Computron Software, LLC dated October 31, 2006
10.23 (t)	Second Loan Modification Agreement with Silicon Valley Bank dated October 31, 2006
10.24 (t)	Intellectual Property Security Agreement in favor of Silicon Valley Bank dated October 31, 2006
10.25 (u)	Third Loan Modification Agreement with Silicon Valley Bank dated November 11, 2006
10.26 (v)+	Letter Agreement with William P. Lyons dated December 14, 2006
10.27 (v)+	Letter Agreement with Joseph Dwyer dated December 14, 2006
10.28 (v)+	Letter Agreement with Elias Typaldos dated December 14, 2006
10.29 (v)+	Form of Restricted Stock Agreement for grants pursuant to 1998 Stock Option Plan dated December 14, 2006
10.30 (w)+	Employment Agreement with Joseph Dwyer dated February 15, 2007
10.31 (w)+	Employment Agreement with Elias Typaldos dated February 15, 2007
10.32 (x)	Fourth Loan Modification Agreement with Silicon Valley Bank dated March 6, 2007
10.33 (y)	Forbearance Agreement between the Company and Silicon Valley Bank dated as of May 15, 2007
10.34 (z)	Convertible Note and Warrant Purchase Agreement dated May 29, 2007
10.35 (z)	Investor Rights Agreement dated May 29, 2007

10.36 (z)	Form of Series A 6% Secured Promissory Note dated May 29, 2007
10.37 (z)	Form of Series B 6% Secured Promissory Note dated May 29, 2007
10.38 (z)	Form of Common Stock Warrant
10.39 (z)	Security Agreement between BlueLine Capital Partners, LP, as Agent, and the Company dated May 29, 2007
10.40 (z)	Subordination Agreement between BlueLine Capital Partners, LP, as Agent, and Silicon Valley Bank dated May 29, 2007
10.41 (aa)	Second Amended and Restated Loan and Security Agreement between the Company and Silicon Valley Bank dated July 18, 2007
10.42 (bb)+	Agreement and General Release between the Company and Elias Typaldos dated August 13, 2007
10.43 (cc)+	Letter Agreement between the Company and Philip L. Rugani dated September 4, 2007
10.44 (ee)	First Loan Modification Agreement with Silicon Valley Bank dated November 12, 2007
10.45 (ee)	Convertible Note and Warrant Purchase Agreement dated November 13, 2007
10.46 (ee)	Investor Rights Agreement dated November 16, 2007
10.47 (ee)	Form of Amendment to Series A 6% Secured Convertible Promissory Note dated November 16, 2007
10.48 (ee)	Form of Amendment to Series B 6% Secured Convertible Promissory Note dated November 16, 2007
10.49 (ee)	Form of Series C 6% Secured Promissory Note dated November 16, 2007
10.50 (ee)	Form of Common Stock Purchase Warrant
10.51 (ee)	Security Agreement Amendment dated November 16, 2007
10.52 (ee)	Amended and Restated Subordination Agreement dated November 16, 2007
10.53 (gg)+	Letter Agreement between the Company and William P. Lyons dated December 11, 2007
10.54 (gg)+	Restricted Stock Agreement between the Company and William P. Lyons dated December 11, 2007
10.55 (hh)	Second Loan Modification Agreement with Silicon Valley Bank dated March 18, 2008
10.56 (ii)	Third Loan Modification with Silicon Valley Bank dated April 30, 2008
10.57 (jj)	Financing Agreement with Sand Hill Finance, LLC dated May 22, 2008
10.58 (jj)	Common Stock Purchase Warrant with Sand Hill Finance, LLC dated May 22, 2008
10.59 (kk)	Convertible Note and Warrant Purchase Agreement dated July 24, 2008
10.60 (kk)	Investor Rights Agreement dated July 24, 2008
10.61 (kk)	Form of Series D 6% Convertible Note dated July 24, 2008
10.62 (kk)	Form of Common Stock Purchase Warrant
10.63 (kk)	Second Security Agreement Amendment dated July 24, 2008
10.64 (kk)	Amended and Restated Subordination Agreement between BlueLine Capital Partners, LP (as agent) and Sand Hill Finance, LLC
10.65 (kk)	Participation Rights Waiver and Joinder
10.66 (kk)	Second Investor Rights Agreement Amendment dated July 24, 2008
10.67 (kk)	Investor Rights Agreement Waiver and Modification dated July 24, 2008
10.68 (kk)	Form of Series A Note Amendment dated July 24, 2008
10.69 (kk)	Form of Series B Note Amendment dated July 24, 2008
10.70 (kk)	Form of Series C Note Amendment dated July 24, 2008
10.71 (ll)+	First Amendment to Employment Agreement with William Lyons dated August 12, 2008
10.72 (ll)+	First Amendment to Employment Agreement with Joseph Dwyer dated August 12, 2008
10.73 (ll)+	First Amendment to Offer of Employment Letter with Philip Rugani dated August 12, 2008
10.74 (mm)	Convertible Note and Warrant Purchase Agreement dated October 30, 2008
10.75 (mm)	Investor Rights Agreement dated October 30, 2008
10.76 (mm)	Form of Series E 6% Convertible Note dated October 30, 2008
10.77 (mm)	Form of Common Stock Purchase Warrant

10.78 (mm)	Third Security Agreement Amendment dated October 30, 2008
10.79 (mm)	Second Amended and Restated Subordination Agreement dated October 30, 2008
10.80 (mm)	Participation Rights Waiver and Joinder
10.81 (mm)	Form of Series A Note Amendment dated October 30, 2008
10.82 (mm)	Form of Series B Note Amendment dated October 30, 2008
10.83 (mm)	Form of Series C Note Amendment dated October 30, 2008
10.84 (mm)	Form of Series D Note Amendment dated October 30, 2008

10.85 (nn)+	Second Amendment to Employment Agreement with William Lyons dated January 27, 2009
10.86 (nn)+	Second Amendment to Employment Agreement with Joseph Dwyer dated January 27, 2009
10.87 (nn)+	Second Amendment to Offer of Employment Letter with Philip Rugani dated January 27, 2009

23.1**	Consent of Amper, Politziner and Mattia LLP
31.1**	Rule 13a-14(a)/15d-14(a) certifications — William P. Lyons
31.2**	Rule 13a-14(a)/15d-14(a) certifications — Joseph Dwyer
32**	Officer Certifications under 18 USC 1350

(a)	Incorporated by reference to the Exhibits filed with the Company’s Registration Statement on Form S-l, File No. 33-93990.

(b)	Incorporated by reference to the Exhibits filed with the Company’s Form 8-K filed on January 8, 1998

(c)	Incorporated by reference to the Exhibits filed with the Company’s 1997 Form 10-K

(d)	Incorporated by reference to the Exhibits filed with the Company’s Proxy Statement filed on April 13, 2007

(e)	Incorporated by reference to the Exhibits filed with the Company’s Form 8-K filed on October 5, 2001

(f)	Incorporated by reference to the Exhibits filed with the Company’s 2002 Form 10-K

(g)	Incorporated by reference to the Exhibits filed with the Company’s June 30, 2004 10-Q

(h)	Incorporated by reference to the Exhibits filed with the Company’s Form 8-K filed on April 30, 2004

(i)	Incorporated by reference to the Exhibits filed with the Company’s 2004 Form 10-K

(j)	Incorporated by reference to the Exhibits filed with the Company’s Form 8-K filed on April 8, 2004

(k)	Incorporated by reference to the Exhibits filed with the Company’s Proxy Statement filed on April 12, 2006

(l)	Incorporated by reference to the Exhibits filed with the Company’s Form 8-K filed on June 23, 2005

(m)	Incorporated by reference to the Exhibits filed with the Company’s Form 8-K filed on September 19, 2005

(n)	Incorporated by reference to the Exhibits filed with the Company’s Form 8-K filed on October 24, 2005

(o)	Incorporated by reference to the Exhibits filed with the Company’s Form 8-K filed on November 1, 2005

(p)	Incorporated by reference to the Exhibits filed with the Company’s Form 8-K filed on February 9, 2006

(q)	Incorporated by reference to the Exhibits filed with the Company’s 2005 Form 10-K

(r)	Incorporated by reference to the Exhibits filed with the Company’s March 30, 2006 10-Q

(s)	Incorporated by reference to the Exhibits filed with the Company’s Form 8-K filed on November 2, 2006

(t)	Incorporated by reference to the Exhibits filed with the Company’s Form 8-K filed on November 11, 2006

(u)	Incorporated by reference to the Exhibits filed with the Company’s Form 8-K filed on November 16, 2006

(v)	Incorporated by reference to the Exhibits filed with the Company’s Form 8-K filed on December 18, 2006

(w)	Incorporated by reference to the Exhibits filed with the Company’s Form 8-K filed on February 16, 2007

(x)	Incorporated by reference to the Exhibits filed with the Company’s Form 8-K filed on March 7, 2007

(y)	Incorporated by reference to the Exhibits filed with the Company’s Form 10-Q filed on May 15, 2007

(z)	Incorporated by reference to the Exhibits filed with the Company’s Form 8-K filed on June 1, 2007

(aa)	Incorporated by reference to the Exhibits filed with the Company’s Form 8-K filed on July 23, 2007

(bb)	Incorporated by reference to the Exhibits filed with the Company’s Form 10-Q filed on August 14, 2007

(cc)	Incorporated by reference to the Exhibits filed with the Company’s Form 8-K filed on September 10, 2007

(dd)	Incorporated by reference to the Exhibits filed with the Company’s Form 8-A12G filed on November 5, 2007

(ee)	Incorporated by reference to the Exhibits filed with the Company’s Form 8-K filed on November 16, 2007

(ff)	Incorporated by reference to the Exhibits filed with the Company’s Form 8-K filed on November 30, 2007

(gg)	Incorporated by reference to the Exhibits filed with the Company’s Form 8-K filed on December 17, 2007

(hh)	Incorporated by reference to the Exhibits filed with the Company’s Form 8-K filed on March 20, 2008

(ii)	Incorporated by reference to the Exhibits filed with the Company’s Form 8-K filed on May 6, 2008

(jj)	Incorporated by reference to the Exhibits filed with the Company’s Form 8-K filed on May 28, 2008

(kk)	Incorporated by reference to the Exhibits filed with the Company’s Form 8-K filed on July 28, 2008

(ll)	Incorporated by reference to the Exhibits filed with the Company’s Form 10-Q filed on August 14, 2008

(mm)	Incorporated by reference to the Exhibits filed with the Company’s Form 8-K filed on November 3, 2008

(nn)	Incorporated by reference to the Exhibits filed with the Company’s Form 8-K filed on February 2, 2009

**	Filed herewith

+	Indicates a management contract or compensatory plan or arrangement.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AXS-ONE INC.
Date: April 30, 2009	By:	/s/ William P. Lyons
William P. Lyons
Chief Executive Officer and Chairman of the Board

	By:	/s/ Joseph P. Dwyer
Joseph P. Dwyer
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)