Form 10-Q
period 2009-03-31
AXS ONE INC
filed 2009-05-13
CIK 947427

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

Commission File Number:  0-26358

AXS-ONE INC.
(Exact name of registrant as specified in its charter)

Delaware	13-2966911
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

301 Route 17 North
Rutherford, New Jersey	07070
(Address of principal executive offices)	(Zip Code)

(201) 935-3400
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒  NO ❒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every interactive data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) YES ❒   NO ❒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ❒     Accelerated Filer ❒     Non-Accelerated Filer ❒     Smaller reporting company   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ❒   NO   ☒

Number of shares outstanding of the issuer’s common stock as of May 7, 2009

Class	Number of Shares Outstanding
Common Stock, par value $0.01 per share	41,133,925

AXS-ONE INC.

PART I.  FINANCIAL INFORMATION
Item 1. Financial Statements

AXS-ONE INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	March 31,	December 31,
	2009	2008
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$458	$933
Accounts receivable, net of allowance for doubtful accounts of
$80 and $84 at March 31, 2009 and December 31, 2008, respectively	1,322	932
Prepaid expenses and other current assets	388	495
Total current assets	2,168	2,360
Equipment and leasehold improvements, at cost:
Computer and office equipment	2,005	2,005
Furniture and fixtures	592	592
Leasehold improvements	669	669
	3,266	3,266
Less--accumulated depreciation and amortization	3,127	3,114
	139	152

Other assets	230	232
	$2,537	$2,744

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Line of credit	$554	$700
Convertible debt, net of discount of $618 and $1,454 at March 31, 2009 and December 31, 2008
(principally to related parties)	12,343	11,316
Accounts payable	1,090	786
Accrued expenses	2,563	2,988
Deferred revenue	3,737	2,851
Total current liabilities	20,287	18,641
Long-term liabilities:
Long-term deferred revenue	136	169
Total liabilities	20,423	18,810

Commitments and contingencies
Stockholders' deficit:
Preferred stock, $.01 par value, authorized 5,000 shares, no shares issued and outstanding	-	-
Common stock, $.01 par value, authorized 125,000 shares; 41,134 and 41,341 shares
issued and outstanding at March 31, 2009 and December 31, 2008, respectively	411	414
Additional paid-in capital	94,049	93,902
Accumulated deficit	(112,219)	(110,252)
Accumulated other comprehensive loss	(127)	(130)
Total stockholders' deficit	(17,886)	(16,066)
	$2,537	$2,744

The accompanying notes are an integral part of these consolidated financial statements.

AXS-ONE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(unaudited)

	Three Months Ended
	March 31,
	2009	2008
Revenues:
License fees	$507	$1,485
Services	2,199	2,409
Total revenues	2,706	3,894

Operating expenses:
Cost of license fees	40	110
Cost of services	824	1,239
Sales and marketing	897	1,682
Research and development	919	1,490
General and administrative	777	1,125
Restructuring costs and other costs	77	-
Total operating expenses	3,534	5,646
Operating loss	(828)	(1,752)
Other income (expense):
Interest income	-	17
Interest expense	(1,064)	(446)
Other expense, net	(78)	(24)
Total other expense, net	(1,142)	(453)
Loss before income taxes	(1,970)	(2,205)
Income tax benefit	(3)	-
Net loss	$(1,967)	$(2,205)

Basic & diluted net loss per common share:	$(0.05)	$(0.06)

Weighted average basic & diluted
common shares outstanding	39,599	37,824

The accompanying notes are an integral part of these consolidated financial statements.

AXS-ONE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008
Net loss	$(1,967)	$(2,205)
Foreign currency translation adjustment	3	(16)
Comprehensive loss	$(1,964)	$(2,221)

The accompanying notes are an integral part of these consolidated financial statements.

AXS-ONE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended,
	March 31,
	2009	2008

Cash flows from operating activities:
Net loss	$(1,967)	$(2,205)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	16	36
Provision for doubtful accounts, net	(2)	132
Stock based compensation expense	144	190
Non-cash interest expense	1,039	434
Changes in assets and liabilities
Accounts receivable	(404)	(15)
Prepaid expenses and other current assets	93	106
Change in other assets	-	12
Accounts payable and accrued expenses	(99)	(559)
Deferred revenue	866	372
Net cash flows used in operating activities	(314)	(1,497)
Cash flows from investing activities:
Purchase of equipment and leasehold improvements	(4)	(14)
Net cash flows used in investing activities	(4)	(14)
Cash flows from financing activities:
Proceeds from exercise of stock options and warrants	-	2
Borrowing under revolving line-of-credit	1,198	367
Repayment of revolving line-of-credit	(1,344)	-
Net cash flows (used in) provided by financing activities	(146)	369
Foreign currency exchange rate effects on cash and cash equivalents	(11)	(31)
Net decrease in cash and cash equivalents	(475)	(1,173)
Cash and cash equivalents, beginning of period	933	3,362
Cash and cash equivalents, end of period	$458	$2,189
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$24	$33

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

As more fully described below in Note 10 and in an 8-K filed on April 21, 2009, on April 16, 2009, the Company, and Unify Corporation, a Delaware corporation (“Unify”), and UCAC, Inc., a Delaware corporation and wholly-owned subsidiary of Unify (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Agreement”), whereby Merger Sub will merge with and into AXS-One and AXS-One shall become a wholly-owned subsidiary of Unify (the “Merger”).  The Agreement and the Merger were unanimously approved by the Board of Directors of AXS-One and Unify. Completion of the Merger is conditioned upon, among other things, (i) adoption of the Agreement by the stockholders of AXS-One and Unify, (ii) declaration by the Securities and Exchange Commission that the S-4 registration statement filed by Unify is effective, (iii) the accuracy of representations and warranties (subject to materiality qualifiers) as of the date of the Agreement and the Effective Time, (iv) the performance by the parties in all material respects of their covenants under the Agreement, and (v) the Adjusted Working Capital not being less than negative $1,750,000, subject to allowance for issuance of additional subordinated promissory notes. Subject to these conditions, the Company expects that the closing date for this transaction will be between June 15, 2009 and July 15, 2009.

(a) Basis of Presentation

The accompanying Consolidated Interim Financial Statements include the accounts of AXS-One Inc. and its wholly owned subsidiaries located in Australia, Singapore, South Africa (until May 12, 2008), and the United Kingdom (collectively, the "Company").  All intercompany transactions and balances have been eliminated.

The unaudited Consolidated Interim Financial Statements have been prepared by the Company in accordance with US generally accepted accounting principles and, in the opinion of management, contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair presentation of these Consolidated Interim Financial Statements.  The preparation of these Consolidated Interim Financial Statements in conformity with US generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Consolidated Interim Financial Statements and the reported amounts of revenues and expenses during the periods presented.  Actual results could differ from those estimates.  Some of the significant estimates involve determination of vendor-specific objective evidence (VSOE) of fair value for revenue, allowance for doubtful accounts, accrued expenses, provision for income taxes in foreign jurisdictions, assessment of contingencies, and compensation expense pursuant to SFAS No. 123R.

The accompanying Consolidated Interim Financial Statements have been prepared pursuant to the rules and regulations of the SEC.  Certain information and note disclosures normally contained in annual financial statements prepared in accordance with GAAP have been condensed or omitted, although the Company believes the disclosures made are adequate to make the information not misleading.  These Consolidated Interim Financial Statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s 2008 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the three months ended March 31, 2009 are not necessarily indicative of results to be expected for the full year 2009 or any future periods.

The financial statements of the Company have been prepared on a "going concern" basis, which assumes the realization of assets and the liquidation of liabilities in the ordinary course of business. However, such realization of assets and liquidation of liabilities are subject to a significant number of uncertainties. There are a number of factors that have negatively impacted the Company's liquidity, and may impact the Company's ability to function as a going concern. The Company incurred a net loss of $10.1 million and $14.9 million for the years ended December 31, 2008 and 2007 respectively.  The Company has not yet been able to obtain operating profitability and may not be able to be profitable on a quarterly or annual basis in the future.  Additionally, the Company had a cash balance of $0.5 million at March 31, 2009 and availability under its $1.0 million bank credit facility of $0.4 million, for which borrowing availability is limited to eligible accounts receivable.  The Company had a working capital deficiency of $18.1 million as of March 31, 2009.  The Company’s recent cost reductions will allow it to become profitable at lower revenue levels than in prior years. However, its ability to fund its operations is dependent on its continued sales of its integrated content archiving software at levels sufficient to achieve profitable operations or to further reduce operating costs.  As of May 8, 2009, the Company’s cash position has reduced to $331,000, which includes $447,000 borrowed on our bank credit line. Additionally, the Company’s convertible debt approximating $13.1 million at May 8, 2009 matures on May 29, 2009 and the Company does not have the capital to pay these notes, and accordingly, such notes will need to be restructured. If we are unable to achieve profitable operations or secure additional sources of capital in the near term, in addition to restructuring our convertible debt, there would be substantial doubt about our ability to fund future operations through the second quarter of 2009.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company has taken a number of actions during 2009, 2008 and 2007 to reduce operating expenses, streamline operations and raise operating capital. Short and long-term liquidity require significant improvement in operating results and/or the obtaining of additional capital or merger with another company. There can be no assurance that the Company's plans to achieve adequate liquidity will be successful.

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

 (c) Foreign Currency Translation

The functional currency for foreign subsidiaries is the local currency.  The results of operations for these foreign subsidiaries are translated from local currencies into U.S. dollars using the average exchange rates during each period with translation adjustments accumulated in stockholders' equity (deficit).  Assets and liabilities are translated using exchange rates at the end of the period with translation adjustments accumulated in stockholders' equity (deficit).  Intercompany loans are denominated in U.S. currency.  All intercompany loans are considered of a long-term nature and therefore are accounted for in accordance with SFAS 52, “Foreign Currency Translation,” whereby foreign currency transaction gains and losses are recorded in cumulative foreign currency translation adjustment, a component of stockholders’ equity.

(d) Stock-Based Compensation

The Company accounts for share-based awards granted to employees in accordance with Statement of Financial Accounting Standards No. 123R (revised 2004), "Share-Based Payment" ("SFAS 123R"), which requires that the costs resulting from all share-based payment transactions be recognized as an expense in the financial statements at their fair values. Total share-based compensation expense recorded in the Consolidated Statements of Operations for the three months ended March 31, 2009 was $0.1 million, and for the three ended March 31, 2008 was $0.2 million.

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

The table below presents the assumptions used to calculate the fair value of options granted during the three months ended March 31, 2009 and 2008.

	Three Months Ended
	March 31,
	2009	2008
Risk-free interest rate	n/a	2.78%
Expected dividend yield	n/a	n/a
Expected lives	n/a	5 years
Expected volatility	n/a	63.76%
Forfeiture rate	n/a	21.40%
Weighted-average grant date fair value of
options granted during the period	n/a	$0.20

No stock options were granted during the three months ended March 31, 2009.

Stock Option Plans

The Company has four stock incentive plans: the 1995 Stock Option Plan (the 1995 Plan), the 1998 Stock Option Plan (the 1998 Plan), the 2005 Stock Incentive Plan (the 2005 Plan), and the 2008 Stock Incentive Plan (the 2008 Plan).

Under the 1995 Plan, the Company could grant up to 4.5 million shares of common stock.  The 1995 Plan has expired and no further options can be issued under this plan.  Outstanding options under this plan will continue to vest.  Under the 1998 Plan, the Company could grant stock options or stock appreciation rights to purchase an aggregate of up to 5.0 million shares of Common Stock.  In accordance with June 2004 and May 2007 amendments, all shares under the 1998 Plan could also be used for restricted stock awards.  The 1998 Plan has expired and no further grants can be made under this plan.  Outstanding options under this plan will continue to vest.  Under the 2005 Plan, the Company may grant stock options, stock appreciation rights and restricted stock to purchase an aggregate of up to 1.5 million shares of Common Stock.  Under the 2008 Plan, the Company may grant stock options, restricted stock and other stock-based awards to purchase an aggregate of up to 3.0 million shares of Common Stock. All options granted under the foregoing plans expire ten years from the date of grant (or five years for statutory options granted to 10% stockholders), unless terminated earlier. For a more detailed description of all stock incentive plans, refer to the Company’s 2008 Annual Report on Form 10-K.

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

 Stock option transactions for the three months ended March 31, 2009 under all plans are as follows:

	Number of shares (in thousands)	Weighted average exercise price	Weighted average remaining contractual life	Aggregate intrinsic value as of 3/31/09 (in thousands)
Balance, December 31, 2008	3,690	$1.48
Granted	-
Exercised	-
Forfeited	(97)	$0.33
Canceled	(78)	$1.66
Balance, March 31, 2009	3,515	$1.51	6.60	$-
Vested and expected to vest at March 31, 2009	3,262	$1.60
Exercisable at March 31, 2009	2,209	$2.23	5.02	$-

Total stock option expense recorded in the Consolidated Statements of Operations for the three months ended March 31, 2009 was $21,000 and for the three months ended March 31, 2008 was $20,000. The total intrinsic value of stock options exercised during the three months ended March 31, 2009 and 2008 was zero. As of March 31, 2009, there was approximately $239,000 of total unrecognized compensation cost related to stock options granted under the plans. That cost is expected to be recognized over a weighted average period of 1.27 years.

A summary of stock options outstanding and exercisable as of March 31, 2009 follows:

Options Outstanding				Options Exercisable
Range of exercise prices	Number outstanding (in thousands)	Weighted average remaining life (years)	Weighted average exercise price	Number exercisable in thousands	Weighted average exercise price
$0.06 -$0.30	728	9.47	$0.10	133	$0.30
$0.35 - $0.44	942	8.78	$0.40	276	$0.43
$0.46 - $1.52	723	3.02	$0.78	704	$0.76
$1.72 – $3.78	218	5.85	$2.13	192	$2.16
$4.21 - $6.00	904	5.06	$4.22	904	$4.22
	3,515			2,209

Non-Vested Restricted Stock

Compensation expense for non-vested restricted stock is recorded based on its market value on the date of grant and recognized ratably over the associated service period, the period in which restrictions are removed. During the three months ended March 31, 2009 there were no shares of restricted stock granted. During the three months ended March 31, 2008, there were no shares of restricted stock granted.  During the three months ended March 31, 2009 and March 31, 2008, there were 208,000 and zero, respectively shares forfeited as a result of employee terminations and director resignations.  As of March 31, 2009, 1,473,000 restricted shares are unvested.

The following table summarizes transactions related to restricted stock for the three months ended March 31, 2009:

	Number of shares (in thousands)	Weighted average price per share
Balance, December 31, 2008	1,777	$0.59
Granted	-	-
Vested	(96)	$1.82
Forfeited	(208)	$0.55
Balance, March 31, 2009	1,473	$0.52

Total restricted stock expense recorded in the Consolidated Statements of Operations for the three months ended March 31, 2009 was $123,000, and for the three months ended March 31, 2008 was $170,000. As of March 31, 2009, there was approximately $0.5 million of total unrecognized compensation cost related to restricted stock granted under the plans. That cost is expected to be recognized over a weighted-average period of 0.93 years.

Stock options and restricted stock available for grant under all plans were 1,054,000 at March 31, 2009.

Warrants

As of March 31, 2009, the Company had warrants to purchase 10,300,000 shares of common stock outstanding with an exercise price of $0.01 per share. At March 31, 2009, all of these warrants were exercisable.  Warrants to purchase 2,000,000, 3,750,000, 4,200,000 and 3,300,000 shares of common stock were issued in May 2007, November 2007, July 2008 and October 2008 respectively in connection with the convertible debt issuances described in Note 3.  3,050,000 of these warrants have been exercised and are no longer outstanding.  The expense related to these warrants will be amortized through the date of maturity of the convertible debt.  The Company granted 100,000 warrants on May 22, 2008 to Sand Hill Finance in connection with the issuance of the new credit facility described in Note 2.  The expense related to these warrants will be amortized over the one year life of the credit facility.  3,400,000 outstanding warrants expire in 2014 and 6,900,000 expire in 2015.

The following table summarizes transactions related to warrants for the three months ended March 31, 2009.

(in thousands)	Number of shares	Weighted average price per share
Balance, December 31, 2008	10,300	$0.01
Granted	-	-
Exercised	-	-
Expired	-	-
Balance, March 31, 2009	10,300	$0.01

(e) Income Taxes

The Company adopted the provisions of FASB Interpretation No. 48 (“FIN 48”) “Accounting for Uncertainty in Income Taxes”, on January 1, 2007.  The adoption of FIN 48 had no impact on the Company’s financial position and statement of operations.  As of January 1, 2009, the Company is subject to income tax examinations for its U.S. federal income taxes for the tax years 2005, 2006 and 2007 and for non-U.S. income taxes for the tax years 1999 through 2007.

(2) REVOLVING LINES OF CREDIT

Silicon Valley Bank

On July 18, 2007, the Company entered into a Second Amended and Restated Loan and Security Agreement with Silicon Valley Bank (“the Bank”) to amend and supplement the Loan Agreement with the Bank (as amended, the “Second Amended Agreement”) dated March 6, 2007.

On March 18, 2008, the Company and the Bank agreed to extend the term of the line of credit agreement through March 31, 2009 under essentially the same terms set forth in the Second Amended Agreement.  The covenants were a monthly net loss covenant not to exceed a rolling three month net loss and a quarterly minimum license revenue amount for the each quarter of 2008

For the quarter ended March 31, 2008, the Company was in compliance with its rolling three month net loss covenant, but was not in compliance with its quarterly license revenue covenant.   The Bank waived such violation and changed the covenants for future periods from a minimum license revenue covenant and minimum three month rolling net loss covenant to (a) a minimum three month rolling EBITDA covenant, (b) minimum cash and accounts receivable availability covenant and (c) a minimum equity infusion covenant of $500,000.

On May 22, 2008, the Company terminated the Second Amended Agreement with Silicon Valley Bank and all amounts outstanding were fully paid.

Sand Hill Finance

On May 22, 2008, the Company entered into a Financing Agreement (the “Financing Agreement”) with Sand Hill Finance, LLC (the “Lender”). Pursuant to the Financing Agreement, the Lender may advance the Company from time to time up to $1.0 million, based upon the sum of 80% of the face value of United States accounts receivable secured by the Lender from the Company at the Lender’s sole discretion. The security of such accounts receivable is with full recourse against the Company. Advances under the Financing Agreement bear interest at a rate of 1.58% per month. The Financing Agreement has a term of one year (with an evergreen annual renewal provision unless either party provides notice of termination) and contains certain customary affirmative and negative non-financial covenants. The negative covenants include restrictions on change of control, purchases and sales of assets, dividends (other than dividends payable in stock) and stock repurchases. Pursuant to the Financing Agreement, the Company pledged as collateral to the Lender substantially all of its assets.  On March 19, 2009, the Lender extended the financing agreement for an additional year beginning May 23, 2009.

As of March 31, 2009, the Company had borrowings of $554,000 outstanding pursuant to the Financing Agreement and had remaining availability of $446,000.

(3) CONVERTIBLE NOTES

On May 29, 2007, the Company entered into a Convertible Note and Warrant Purchase Agreement (the ‘‘Purchase Agreement’’) pursuant to which it sold and issued an aggregate of $5.0 million of convertible notes consisting of (i) $2.5 million of Series A 6% Secured Convertible Promissory Notes due May 29, 2009 and (ii) $2.5 million of Series B 6% Secured Convertible Promissory Notes due May 29, 2009, together with warrants to purchase an aggregate of 2 million shares of common stock of AXS-One. Net cash proceeds to AXS-One after transaction expenses were approximately $4.9 million. The notes and warrants were sold in a private placement under Rule 506 promulgated under the Securities Act of 1933, as amended, to accredited investors.

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

On November 13, 2007, the Company entered into a Convertible Note and Warrant Purchase Agreement pursuant to which it sold and issued on November 16, 2007 an aggregate $3.75 million of Series C 6% Secured Convertible Promissory Notes due May 29, 2009 together with warrants to purchase an aggregate of 3,750,000 shares of common stock of AXS-One at an exercise price of $.01 per share. Net cash proceeds to AXS-One after transaction expenses were approximately $3.65 million. The Series C notes and warrants were sold in a private placement under Rule 506 promulgated under the Securities Act of 1933, as amended, to accredited investors, including members of the AXS-One Board of Directors and their affiliates.

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

On July 24, 2008, the Company entered into a Convertible Note and Warrant Purchase Agreement pursuant to which it sold and issued an aggregate of $2.1 million of Series D 6% Secured Convertible Promissory Notes due May 29, 2009 together with warrants to purchase an aggregate of 4,200,000 shares of common stock of AXS-One at an exercise price of $0.01 per share. Net cash proceeds to AXS-One after transaction expenses were approximately $2.05 million. The Series D notes and warrants were sold in a private placement under Rule 506 promulgated under the Securities Act of 1933, as amended, to accredited investors, including directors and an officer of AXS-One.

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

On October 30, 2008, the Company entered into a Convertible Note and Warrant Purchase Agreement pursuant to which it sold and issued an aggregate of $1.1 million of Series E 6% Secured Convertible Promissory Notes due May 29, 2009 together with warrants to purchase an aggregate of 3,300,000 shares of common stock of AXS-One at an exercise price of $.01 per share. Net cash proceeds to AXS-One after transaction expenses were approximately $1.0 million. The Series E notes and warrants were sold in a private placement under Rule 506 promulgated under the Securities Act of 1933, as amended, to accredited investors, including directors and affiliates and an officer of AXS-One.

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

Convertible note details at March 31, 2009 are as follows:

(in thousands)	Face amount	Original discount	Accrued interest thru 3/31/09	Amortization of debt discount thru 3/31/09	Carrying amount as of 3/31/09	Carrying amount as of 12/31/08
May 29, 2007 agreement	$5,000	$(1,047)	$577	$950	$5,480	$5,256
November 13, 2007 agreement	3,750	(1,238)	319	1,079	3,910	3,626
July 24, 2008 agreement	2,100	(961)	87	725	1,951	1,612
October 30, 2008 agreement	1,100	(382)	28	256	1,002	822
	$11,950	$(3,628)	$1,011	$3,010	$12,343	$11,316

(4) BASIC AND DILUTED NET INCOME (LOSS) PER COMMON SHARE

Basic and diluted net income (loss) per common share is presented in accordance with SFAS No. 128, "Earnings per Share" ("SFAS No. 128").  Basic net income (loss) per common share is based on the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per common share for the three months ended March 31, 2009 and 2008 does not include the effects of outstanding options to purchase 3,515,000 and 3,280,000 shares of common stock, respectively, 1,473,000 and 1,879,000 shares of restricted stock, respectively, and outstanding warrants to purchase 10,300,000 and 4,207,000 shares of common stock for each period, as the effect of their inclusion is anti-dilutive for the periods.

The following represents the reconciliation (which does not include non-vested restricted stock) of the shares used in the basic and diluted net loss per common share calculation for the three months ended March 31, 2009 and 2008:

	Three Months Ended March 31,
	2009	2008
Weighted-average basic common shares outstanding during the periods	39,599	37,824
Dilutive effect of stock options and warrants	-	-
Weighted-average diluted common shares outstanding during the periods	39,599	37,824

(5) CONTINGENCIES

Historically, the Company has been involved in disputes and/or litigation encountered in its normal course of business.  The Company believes that the ultimate outcome of these proceedings will not have a material adverse effect on the Company's business, consolidated financial condition, results of operations or cash flows.

(6) RESTRUCTURING AND OTHER COSTS

In December 2008, in order to reduce operating costs to better position ourselves in the current market, we eliminated 26 positions from operations.  We recorded a charge to operations of $340 in 2008 related to involuntary termination benefits to be paid to the terminated employees. Approximately $200 of the 2008 restructuring cost has been paid as of March 31, 2009.  The restructuring accrual has been reduced $117 for prior accruals that the Company no longer anticipates a requirement to pay. The remaining liability at March 31, 2009 is $23 and is expected to be paid in 2009.

In February 2009, in order to further reduce operating costs to better position ourselves in the current market, we eliminated 15 positions from operations.  We recorded a charge to operations of $195 in 2009 related to involuntary termination benefits to be paid to the terminated employees and early terminations fees to be paid to a third party service provider. Approximately $64 of the 2009 restructuring costs have been paid. The remaining liability at March 31, 2009 is $131 and is expected to be paid in 2009.

The activities related to the restructurings are as follows:

	2009	2008
Restructuring liability at January 1	$240	$86
Involuntary termination costs	195	-
Cash payments	(164)	(86)
Adjustments to prior accruals	(117)	-
Restructuring liability at March 31	$154	$-

In addition to the restructuring cost stated above, the Company recognized expense of $645 in August 2007 relating to an Agreement and General Release with the Company’s former Executive Vice President, Research & Development.  The short-term liability of $129 related to the agreement and general release is included in accrued expenses on the accompanying March 31, 2009 Consolidated Balance Sheet.   $516 has been paid prior to March 31, 2009.

(7) FINANCIAL INFORMATION BY GEOGRAPHIC AREA

SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information,” establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about reporting segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers.

Revenues and long-lived assets for the Company's United States, United Kingdom, Australia and Asia, and former South Africa continuing operations are as follows:

(in thousands)	Three Months Ended
	March 31,
Revenues: (1)	2009	2008
United States	$2,047	$3,039
United Kingdom	330	415
Australia and Asia	329	374
South Africa	-	66
Total Consolidated	$2,706	$3,894

(1) Revenues are attributed to geographic area based on location of sales office.

	March 31,	December 31,
Long-Lived Assets:	2009	2008
United States	$63	$74
United Kingdom	3	3
Australia and Asia	73	75
South Africa	-	-
Total Consolidated	$139	$152

(8) SALE OF SOUTH AFRICAN SUBSIDIARIES

On May 12, 2008, the Company sold its subsidiaries in South Africa, AXS-One (Proprietary) Ltd, and AXS-One African Solutions Ltd, to management and investors for $1. AXS-One South Africa had a net asset deficiency of $48,000 at the time of the sale and the Company incurred selling expenses of $10,000.  The resulting estimated gain on sale of $38,000 was recorded as gain on sale in the Company’s second quarter 2008 financial results.

Subsequently, the Company signed a reseller agreement with AXS-One (Proprietary) Ltd to sell on a non-exclusive basis AXS-One products in Africa and the Middle East.

(9) RECENTLY ISSUED ACCOUNTING STANDARDS

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

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements”. SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States of America and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements. We were required to adopt SFAS 157 beginning January 1, 2008. In February 2008, the FASB released FASB Staff Position (FSP FAS 157-2 — Effective Date of FASB Statement No. 157), which delayed the effective date of SFAS No. 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of SFAS No. 157 for our financial assets and liabilities did not have a material impact on our consolidated financial statements. The adoption of SFAS No. 157 for our non-financial assets and liabilities, effective January 1, 2009, did not have a material impact on our financial statements.

In June 2008 the FASB issued EITF 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock”. EITF 07-5 provides guidance in assessing whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock for purposes of determining whether the appropriate accounting treatment falls under the scope of SFAS 133, “Accounting For Derivative Instruments and Hedging Activities” and/or EITF 00-19, “Accounting For Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”. EITF 07-05 is effective as of the beginning of our 2009 fiscal year. The adoption of EITF 07-05 did not have a material impact on our consolidated financial position or results of operations.

In May 2008, the FASB issued FASB Staff Position APB 14-1(“FSP”), Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). FSP will require us to account separately for the liability and equity components of our convertible debt. The debt would be recognized at the present value of its cash flows discounted using our nonconvertible debt borrowing rate at the time of issuance. The equity component would be recognized as the difference between the proceeds from the issuance of the note and the fair value of the liability. The FSP also requires accretion of the resultant debt discount over the expected life of the debt. The FSP is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. Entities are required to apply the FSP retrospectively for all periods presented. The adoption of FSP APB 14-1 did not have a material impact on our consolidated financial position or results of operations.

(10) SUBSEQUENT EVENT

As more fully described in an 8-K filed on April 21, 2009, on April 16, 2009, the Company, and Unify Corporation, a Delaware corporation (“Unify”), and UCAC, Inc., a Delaware corporation and wholly-owned subsidiary of Unify (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Agreement”), whereby Merger Sub will merge with and into AXS-One and AXS-One shall become a wholly-owned subsidiary of Unify (the “Merger”).  The Agreement and the Merger were unanimously approved by the Board of Directors of AXS-One and Unify.

 Pursuant to the terms of the Merger Agreement:

•
All of the issued and outstanding shares of common stock of AXS-One, and all warrants to purchase shares of common stock of AXS-One, will be converted into, in the aggregate, 1,000,000 shares of Unify common stock, or warrants to purchase shares of Unify common stock, as the case may be;

•
The outstanding convertible notes of AXS-One with an aggregate outstanding principal and interest balance of approximately $13 million will be exchanged for 2,100,000 shares of Unify common stock, subject to certain adjustments based on AXS-One’s working capital at the effective time of the merger. The note holders may also be issued additional shares of Unify common stock based on revenue generated from AXS-One’s legacy products over the 12 months after the effective date of the Merger.

The Merger is conditioned on among other things: the Merger Agreement being approved by the stockholders of each of Unify and AXS-One; the shares of Unify’s common stock to be issued in the Merger being registered on an effective registration statement and authorized for listing on NASDAQ; the accuracy of the representations and warranties of each party; and AXS-One having working capital as of the effective time of the Merger of not less than negative $1.75 million (subject to certain adjustments).

The Merger Agreement also includes customary termination provisions for both the Unify and AXS-One and provides that, in connection with the termination of the Merger Agreement under specified circumstances, AXS-One will be required to pay Unify a termination fee of $500,000. This termination fee would be reduced to zero if Unify’s fiscal fourth quarter revenue (in accordance with GAAP) is less than $4.5 million. Also, under specified circumstances, each party may be obligated to reimburse the other for its expenses in negotiating and memorializing the transactions contemplated by the Merger Agreement.

Subject to the above conditions, the Company expects that the closing date for this transaction will be between June 15, 2009 and July 15, 2009.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Consolidated Interim Financial Statements and Notes thereto and is qualified in its entirety by reference thereto.

This Report contains statements of a forward-looking nature within the meaning of the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, relating to future events or the future financial performance of AXS-One.  Investors are cautioned that actual events or results may differ materially.  In evaluating such statements, investors should specifically consider the various factors identified in "Risk Factors" in our 2008 Annual Report on Form 10-K and subsequent SEC filings which could cause actual results to differ materially from those indicated by such forward-looking statements.

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

We are headquartered in Rutherford, New Jersey with 64 full-time employees, as of March 31, 2009, in offices worldwide, including Australia, Singapore, the United Kingdom, Hong Kong and the United States.  Our foreign offices generated approximately 24% and 22% of our total revenues for the three months ended March 31, 2009 and 2008, respectively.  We expect that such revenues will continue to represent a significant percentage of our total revenues in the future.  Most of our international license fees and services revenues are denominated in foreign currencies.  Fluctuations in the value of foreign currencies relative to the U.S. dollar in the future could result in fluctuations in our revenue.

On May 12, 2008, the Company sold its subsidiaries in South Africa, AXS-One (Proprietary) Ltd, and AXS-One African Solutions Ltd, to management and investors for $1. AXS-One South Africa had a net asset deficiency of $48,000 at the time of the sale and the Company incurred selling expenses of $10,000.  The resulting estimated gain on sale of $38,000 was recorded as gain on sale in the Company’s second quarter 2008 financial results. Subsequently, the Company signed a reseller agreement with AXS-One (Proprietary) Ltd to sell on a non-exclusive basis AXS-One products in Africa and the Middle East.

We encounter competition for all of our products in all markets and compete primarily based on the quality of our products, our price, our customer service and our time to implement.  The timing of the release of new products is also important to our ability to generate sales.  During the second half of 2003, we launched our Records Compliance Management solution for e-mail and Instant Messaging Archival and Supervision in response to new regulatory requirements for financial institutions in the United States as well as to address the need to reduce costs in the e-mail management area. During 2008, AXS-One announced further significant development of the AXS-One Compliance Platform, in response to changes in the messaging market. The evolution of e-mail products as well as the economic recession means that organizations are re-assessing their commitment to their current e-mail vendors and evaluating alternative options and new technologies, such as Cloud Computing. This is resulting in more companies considering migrating all or some of their e-mail users to a different mail platform.  In response to this, AXS-One announced a new product, Dynamic Data Migrator™ (DDM) that significantly reduces the timelines, costs and risks usually associated with migrating e-mail platforms.  Unlike competitive solutions that physically convert messages from one mail platform’s format to another mail platform’s format, DDM leverages AXS-One’s archiving technology, giving end users uninterrupted, secure access to all of their “old” mail, directly form their new mail client, without requiring bulk conversion.  Original messages remain unchanged and are retained with full fidelity, an important requirement for corporate counsels and in-house legal teams who are increasingly required to produce electronic records in their original format, in the event of litigation. If and when a user views an “old message” from their new mail client (in order to reply to the message or forward it for instance), DDM dynamically converts the message into the new message format.  AXS-One believes that this approach (for which it has applied for a patent), reduces migration timelines and costs by approximately two thirds.  The first release of DDM is specifically designed for organizations migrating from Lotus Notes and Domino to Microsoft Exchange.  The timing and functionality of the release is the result of customer feedback as well as a number of analyst reports highlighting the change in market share by the leading messaging vendors.  The company announced its first customer contract for DDM during the third quarter 2008.

AXS-One believes that the enhancements and additional functionality made to the AXS-One Compliance Platform through 2008 and 2009 continue to provide further competitive advantage, and means that the Company can offer its customers and prospective customers a broad suite of solutions that enable them to address their current enterprise needs and to scale to meet their future requirements.  Additionally, the Company believes that the AXS-One Compliance Platform is increasingly attractive to partners and resellers and supports the needs of its channel strategy. This includes the Company’s hosting and SaaS strategy.

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

We have experienced, and may in the future experience, significant fluctuations in our quarterly and annual revenues, results of operations and cash flows.  We believe that domestic and international operating results and cash flows will continue to fluctuate significantly in the future as a result of a variety of factors.  For a description of these factors that may affect our operating results, see  "Risk Factors" in our 2008 Annual Report on Form 10-K

Results of Operations

The following table sets forth for the periods indicated, certain operating data, and data as a percentage of total revenues:

	Three Months Ended			Three Months Ended
	March 31, 2009			March 31, 2008
		Data as a			Data as a
	As	% of total		As	% of total
(in thousands)	Reported	revenue		Reported	revenue
	(Unaudited)			(Unaudited)
Revenues:
License fees	$507	18.7%		$1,485	38.1%
Services	2,199	81.3		2,409	61.9
Total revenues	2,706	100.0		3,894	100.0

Operating expenses:
Cost of license fees	40	1.5		110	2.8
Cost of services	824	30.5		1,239	31.8
Sales and marketing	897	33.1		1,682	43.2
Research and development	919	34.0		1,490	38.3
General and administrative	777	28.7		1,125	28.9
Restructuring and other costs	77	2.8		-	-
Total operating expenses	3,534	130.6		5,646	145.0
Operating loss	(828)	(30.6)		(1,752)	(45.0)
Other income (expense), net	(1,142)	(42.2)		(453)	(11.6)
Loss before income taxes	(1,970)	(72.8)		(2,205)	(56.6)
Income tax benefit	(3)	(0.1)		-	-
Net loss	$(1,967)	(72.7	) %	$(2,205)	(56.6	) %

Comparison of Three Months Ended March 31, 2009 to 2008

Revenues

Total revenues decreased $1.2 million or 30.5% for the three months ended March 31, 2009 as compared to the corresponding prior year period due to a $1.0 million decrease in license revenue and a $0.2 million decrease in services revenue.  The Company’s revenue has been negatively affected by the current worldwide economic environment and the Company’s own financial viability as potential customers have delayed their decision making process.

Total revenues for the three months ended March 31, 2009 included $0.3 million or 11.5% of total revenues from one customer. Total revenues for the three months ended March 31, 2008 included $1.3 million or 32.5% of total revenues from one customer.

The following table sets forth, for the periods indicated, each major category of our services revenues as a percentage of total services revenue:

	Three Months Ended March 31,
(dollars in thousands)	2009		2008
		% of		% of
	Amount	Total	Amount	Total
Maintenance	$1,574	71.6%	$1,516	62.9%
Consulting	625	28.4%	893	37.1%
Total services revenue	$2,199	100.0%	$2,409	100.0%

Maintenance revenue increased 4% in the first quarter of 2009 compared with 2008 as a result of increased maintenance contracts from new license agreements in the prior four quarters. Consulting revenue decreased 30% compared to the same period last year due to one large implementation project that included acceptance criteria which was achieved during the first quarter of 2008.

Operating Expenses

Cost of license fees consists primarily of amounts paid to third parties with respect to products we resell in conjunction with the licensing of our products.  The elements can vary substantially from period to period as a percentage of license fees.  Cost of license fees for the three months ended March 31, 2009 were lower than the same period last year due to lower usage and lower costs of third party software.

Cost of services consists primarily of personnel and third party costs for installation, consulting, training and customer support.  Cost of services decreased $0.4 million or 33.5% for the three months ended March 31, 2009, as compared to the corresponding prior year period.  The decrease for the three-month period was mainly due to headcount reductions as a result of the reduction in force implemented in the fourth quarter of 2008 and the first quarter of 2009 and reduced cost resulting from selling the South Africa operation in 2008. The service margin was 62.5% for the three months ended March 31, 2009 compared to 48.6% for the corresponding prior year period.  This margin improvement was a result of higher maintenance revenue and lower cost in the first quarter of 2009 versus the first quarter of 2008.

Sales and marketing expenses consist primarily of salaries, commissions and bonuses related to sales and marketing personnel, as well as travel and promotional expenses.  Sales and marketing expenses were $0.8 million or 46.7% lower for the three months ended March 31, 2009, as compared to the corresponding prior year period.  The decrease for the three-month period was primarily due to headcount reductions as a result of the reduction in force implemented in the fourth quarter of 2008 and the first quarter of 2009, and reduced cost resulting from selling the South Africa operations in 2008.

Research and development expenses consist primarily of personnel costs, costs of equipment, facilities and third party software development costs.  Research and development expenses have been charged to operations as incurred.  Research and development expenses were $0.6 million or 38.3% lower for the three months ended March 31, 2009, as compared to the comparable prior year period.  The decrease for the three-month period was primarily due to headcount reductions as a result of the reduction in force implemented in the fourth quarter of 2008 and the first quarter of 2009.

General and administrative expenses consist primarily of salaries for administrative, executive and financial personnel, and outside professional fees.  General and administrative expenses were $0.3 million or 30.9% lower for the three months ended March 31, 2009 as compared to the corresponding prior year period as a result of headcount reductions as a result of the reduction in force implemented in the fourth quarter of 2008 and the first quarter of 2009, reduced cost resulting from selling the South Africa operations in 2008 and lower bad debt expense.

Operating Loss

Operating loss was reduced by $0.9 million to $0.8 million for the three months ended March 31, 2009 as compared to the corresponding prior year period as a result of the reductions in operating expenses of $2.1 million due to the reasons described above, offset by lower revenue of $1.2 million.

Other Income (Expense), Net

Other income (expense), net decreased $0.7 million for the three months ended March 31, 2009, as compared to the same period in 2008.  This decrease is a result of higher interest expense, including interest expense resulting from the discount of debt from the issuance of warrants, associated with the convertible debt issued on May 29, 2007, November 16, 2007, July 24, 2008 and October 30, 2008.

Net loss

The net loss was $2.0 million, or $(0.05) per diluted share for the three months ended March 31, 2009, as compared to $2.2 million or $(0.06) per diluted share for the three months ended March 31, 2008, for the reasons described above.

Liquidity and Capital Resources

Liquidity and Cash Flow

Our operating activities used cash of $0.3 million for the three months ended March 31, 2009 and $1.5 million for the three months ended March 31, 2008. Net cash used in operating activities during the three months ended March 31, 2009 is primarily the result of the net loss and increased accounts receivable offset substantially by non-cash interest expense, non-cash stock compensation expense and increased deferred revenue.

Our investing activities were negligible for the three months ended March 31, 2009 and 2008.

Cash used by financing activities was $0.1 million for the three months ended March 31, 2009.  Cash provided by financing activities was $0.4 million for the three months ended March 31, 2008.  For the three months ended March 31, 2009, cash was used by the repayment of borrowings of bank debt.  For the three months ended March 31, 2008, cash was provided by the borrowings of bank debt.

We have no significant capital commitments.  Planned capital expenditures for the year 2009 are expected to be less than $0.2 million.  Our aggregate minimum operating lease payments for 2009 will be approximately $0.9 million.  We have $0.1 million remaining of the aggregate minimum royalties payable to third party software providers in accordance with 2009 agreements for third party software used in conjunction with our software.

AXS-One incurred a net loss of $10.1 million and $14.9 million for the years ended December 31, 2008, and 2007, respectively and a net loss of $2.0 million during the three months ended March 31, 2009.  We have not yet been able to obtain operating profitability and may not be able to be profitable on a quarterly or annual basis in the future.  In addition, in their report prepared in conjunction with our December 31, 2008 financial statements, our independent registered public accounting firm, Amper, Politziner & Mattia LLP, included an explanatory paragraph stating that, because the Company has incurred recurring net losses, has an accumulated deficit and has a working capital deficiency as of December 31, 2008, there is substantial doubt about our ability to continue as a going concern. Management’s initiatives over the last two years, including the restructurings in February 2009, December 2008 and 2007, the executive management salary reductions for 2009, 2008 and 2007, securing additional convertible debt financing in May 2007, November 2007, July 2008 and October 2008, and the Sand Hill Finance financing agreement have been designed to improve operating results and liquidity and better position AXS-One to compete under current market conditions.  However, we are required to seek new sources of financing or future accommodations from our existing lenders or other financial institutions, or we may seek equity or debt infusions from private investors.  Our recent cost reductions will allow us to become profitable at lower revenue levels than in prior years. However, our ability to fund our operations is dependent on our continued sales of our Integrated Content Arching software at levels sufficient to achieve profitable operations. We may also be required to further reduce operating costs in order to meet our obligations if deemed necessary.  As of May 8, 2009, the Company’s cash position has reduced to $331,000, which includes $447,000 borrowed on our bank credit line. Additionally, the Company’s convertible debt approximating $13.1 million at May 8, 2009 matures on May 29, 2009 and the Company does not have the capital to pay these notes, and accordingly, such notes will need to be restructured. If we are unable to achieve profitable operations or secure additional sources of capital in the near term, in addition to restructuring our convertible debt, there would be substantial doubt about our ability to fund future operations through the second quarter of 2009.  No assurance can be given that management’s initiatives will be successful or that any such additional sources of financing, lender accommodations, equity or debt infusions will be available.

As more fully described above and in an 8-K filed on April 21, 2009, on April 16, 2009, the Company, and Unify Corporation, a Delaware corporation (“Unify”), and UCAC, Inc., a Delaware corporation and wholly-owned subsidiary of Unify (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Agreement”), whereby Merger Sub will merge with and into AXS-One and AXS-One shall become a wholly-owned subsidiary of Unify (the “Merger”).  The Agreement and the Merger were unanimously approved by the Board of Directors of AXS-One and Unify. Completion of the Merger is conditioned upon, among other things, (i) adoption of the Agreement by the stockholders of AXS-One and Unify, (ii) declaration by the Securities and Exchange Commission (the “SEC”) that the S-4 registration statement filed by Unify is effective, (iii) the accuracy of representations and warranties (subject to materiality qualifiers) as of the date of the Agreement and the Effective Time, (iv) the performance by the parties in all material respects of their covenants under the Agreement, and (v) the Adjusted Working Capital not being less than negative $1,750,000, subject to allowance for issuance of additional subordinated promissory notes to certain holders of the existing subordinated notes. Subject to these conditions, the Company expects that the closing date for this transaction will be between June 15, 2009 and July 15, 2009.

Sand Hill Finance, LLC Financing

On May 22, 2008, the Company entered into a Financing Agreement (the “Financing Agreement”) with Sand Hill Finance, LLC (the “Lender”). Pursuant to the Financing Agreement, the Lender may advance the Company from time to time up to $1.0 million, based upon the sum of 80% of the face value of United States accounts receivable secured by the Lender from the Company at the Lender’s sole discretion. The security of such accounts receivable is with full recourse against the Company. Advances under the Financing Agreement bear interest at a rate of 1.58% per month. The Financing Agreement has a term of one year (with an evergreen annual renewal provision unless either party provides notice of termination) and contains certain customary affirmative and negative non-financial covenants. The negative covenants include restrictions on change of control, purchases and sales of assets, dividends (other than dividends payable in stock) and stock repurchases. Pursuant to the Financing Agreement, the Company pledged as collateral to the Lender substantially all of its assets. On March 19, 2009, Sand Hill Finance extended the financing agreement for an additional year beginning May 23, 2009.

As of March 31, 2009, the Company had borrowings of $554,000 outstanding pursuant to the Financing Agreement and had remaining availability of $446,000.

Secured Convertible Note Financings

On May 29, 2007, the Company entered into a Convertible Note and Warrant Purchase Agreement (the ‘‘Purchase Agreement’’) pursuant to which it sold and issued an aggregate of $5.0 million of convertible notes consisting of (i) $2.5 million of Series A 6% Secured Convertible Promissory Notes due May 29, 2009 and (ii) $2.5 million of Series B 6% Secured Convertible Promissory Notes due May 29, 2009, together with warrants to purchase an aggregate of 2 million shares of common stock of AXS-One. Net cash proceeds to AXS-One after transaction expenses were approximately $4.9 million. The notes and warrants were sold in a private placement under Rule 506 promulgated under the Securities Act of 1933, as amended, to accredited investors.

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

On November 13, 2007, the Company entered into a Convertible Note and Warrant Purchase Agreement pursuant to which it sold and issued on November 16, 2007 an aggregate $3.75 million of Series C 6% Secured Convertible Promissory Notes due May 29, 2009 together with warrants to purchase an aggregate of 3,750,000 shares of common stock of AXS-One at an exercise price of $.01 per share. Net cash proceeds to AXS-One after transaction expenses were approximately $3.65 million. The Series C notes and warrants were sold in a private placement under Rule 506 promulgated under the Securities Act of 1933, as amended, to accredited investors, including members of the AXS-One Board of Directors and their affiliates.

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

On July 24, 2008, the Company entered into a Convertible Note and Warrant Purchase Agreement pursuant to which it sold and issued an aggregate of $2.1 million of Series D 6% Secured Convertible Promissory Notes due May 29, 2009 together with warrants to purchase an aggregate of 4,200,000 shares of common stock of AXS-One at an exercise price of $.01 per share. Net cash proceeds to AXS-One after transaction expenses were approximately $2.05 million. The Series D notes and warrants were sold in a private placement under Rule 506 promulgated under the Securities Act of 1933, as amended, to accredited investors, including directors and an officer of AXS-One.

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

On October 30, 2008, the Company entered into a Convertible Note and Warrant Purchase Agreement pursuant to which it sold and issued an aggregate of $1.1 million of Series E 6% Secured Convertible Promissory Notes due May 29, 2009 together with warrants to purchase an aggregate of 3,300,000 shares of common stock of AXS-One at an exercise price of $.01 per share. Net cash proceeds to AXS-One after transaction expenses were approximately $1.0 million. The Series E notes and warrants were sold in a private placement under Rule 506 promulgated under the Securities Act of 1933, as amended, to accredited investors, including directors and affiliates and an officer of AXS-One.

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

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements”. SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States of America and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements. We were required to adopt SFAS 157 beginning January 1, 2008. In February 2008, the FASB released FASB Staff Position (FSP FAS 157-2 — Effective Date of FASB Statement No. 157), which delayed the effective date of SFAS No. 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of SFAS No. 157 for our financial assets and liabilities did not have a material impact on our consolidated financial statements. The adoption of SFAS No. 157 for our non-financial assets and liabilities, effective January 1, 2009, did not have a material impact on our financial statements.

In June 2008 the FASB issued EITF 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock”. EITF 07-5 provides guidance in assessing whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock for purposes of determining whether the appropriate accounting treatment falls under the scope of SFAS 133, “Accounting For Derivative Instruments and Hedging Activities” and/or EITF 00-19, “Accounting For Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”. EITF 07-05 is effective as of the beginning of our 2009 fiscal year. The adoption of EITF 07-05 did not have a material impact on our consolidated financial position or results of operations.

In May 2008, the FASB issued FASB Staff Position APB 14-1 (“FSP”), Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). FSP will require us to account separately for the liability and equity components of our convertible debt. The debt would be recognized at the present value of its cash flows discounted using our nonconvertible debt borrowing rate at the time of issuance. The equity component would be recognized as the difference between the proceeds from the issuance of the note and the fair value of the liability. The FSP also requires accretion of the resultant debt discount over the expected life of the debt. The FSP is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. Entities are required to apply the FSP retrospectively for all periods presented. The adoption of FSP APB 14-1 did not have a material impact on our consolidated financial position or results of operations.

Certain Factors That May Affect Future Results and Financial Condition and the Market Price of Securities

See our 2008 Annual Report on Form 10-K for a detailed discussion of risk factors.

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

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of March 31, 2009.  Based upon the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of March 31, 2009.

Internal controls over financial reporting

There have been no changes in the Company's internal control over financial reporting during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 6.      Exhibits

Exhibit	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification – William P. Lyons
31.2	Rule 13a-14(a)/15d-14(a) Certification – Joseph P. Dwyer
32	Officer Certifications under 18 USC 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AXS-ONE INC.

Date: May 13, 2009	By:	/s/ William P. Lyons
William P. Lyons Chief Executive Officer and Chairman of the Board

	By:	/s/ Joseph P. Dwyer Joseph P. Dwyer Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)